Form 10-Q
period 1995-03-31
TELOS CORP
filed 1995-05-03
CIK 320121

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended:  March 31, 1995

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 Commission file number: 1-8443


                        TELOS CORPORATION
     (Exact name of registrant as specified in its charter)


    Maryland                          52-0880974
 (State of Incorporation)      (I.R.S.  Employer Identification No.)


  460 Herndon Parkway, Herndon, Virginia            22070-5201
 (Address of principal executive offices)           (Zip Code)


                 Registrant's Telephone Number,
               including area code: (703) 471-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES __X__      NO_____

As of April 28, 1995 the registrant had 23,076,753 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common
Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  13

               TELOS CORPORATION AND SUBSIDIARIES

                              INDEX




                  PART I.   FINANCIAL INFORMATION



Item 1.    Financial Statements (Unaudited):

   Condensed  Consolidated Statements of  Income  for  the  Three
     Months Ended March 31, 1995 and 1994                                  3

   Condensed Consolidated Balance Sheets as of March 31, 1995
     and December 31, 1994                                                 4

   Condensed Consolidated Statements of Cash Flows for the  Three
     Months Ended March 31, 1995 and 1994                                  5

   Notes to Condensed Consolidated Financial Statements                  6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8-11


                  PART II.   OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities                                 12

Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                13

                 PART I - FINANCIAL INFORMATION

               TELOS CORPORATION  AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

                     (amounts in thousands)

                                           Three Months Ended
                                              March 31,
                                          1995       1994
Sales
 Systems and Services                  $31,714     $29,931
 Field Engineering                       8,483       8,704
 Consulting                              6,564       5,414

                                        46,761      44,049
Costs and expenses
 Cost of sales                          37,890      36,328
 Selling, general and
   administrative expenses               6,774       6,122
 Goodwill amortization                     794         794

Operating income                         1,303         805

Other income (expenses)
 Other income                                5          28
 Interest expense                       (1,233)       (744)

Income before taxes                         75          89

Income tax provision                        --         386

Net income (loss)                      $    75     $  (297)














 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                     (amounts in thousands)
                               March 31, 1995       December 31, 1994
Current assets
  Cash and cash equivalents             $     662            $     441
  Accounts receivable, net                 46,151               40,345
  Inventories, net                          8,056                8,696
  Other current assets                      3,398                3,918
     Total current assets                  58,267               53,400

Property and equipment, net of
  accumulated depreciation of $17,281
  and $16,769 respectively                  3,143                3,483
Goodwill                                   26,028               26,822
Other assets                                2,964                3,167

                                          $90,402              $86,872


            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Accounts payable                        $18,197              $20,302
  Other current liabilities                 8,626               10,174
  Accrued compensation and benefits        11,137               10,272
  Senior subordinated notes                 6,418                6,414
     Total current liabilities             44,378               47,162

Senior credit facility                     40,764               34,000
Other long-term liabilities                 2,416                2,941
     Total liabilities                     87,558               84,103

Redeemable preferred stocks
  Senior redeemable preferred stock         4,259                4,192
  Class B redeemable preferred stock        9,663                9,497
  Redeemable preferred stock               14,546               14,263
     Total preferred stock                 28,468               27,952

Stockholders' investment
  Common stock                                 78                   78
  Capital in excess of par                 11,579               12,095
  Retained earnings (deficit)             (37,281)             (37,356)
     Total stockholders' investment       (25,624)             (25,183)

                                          $90,402              $86,872

 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                     (amounts in thousands)

                                                      Three Months
                                                     Ended March 31,
                                                    1995     1994
Operating activities:
  Net income (loss)                            $      75   $  (297)
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
     Depreciation and amortization                   869       759
     Goodwill amortization                           794       794
     Other non-cash items                            647     1,686
     Changes in assets and liabilities
      that used cash                              (8,723)   (5,909)
     Cash used in operating activities            (6,338)   (2,967)

Investing activities:
  Purchase of property and equipment                (205)     (374)
     Cash used in investing activities              (205)     (374)

Financing activities:
  Proceeds from senior credit facility             6,764     3,405
     Cash provided by financing activities         6,764     3,405

Increase in cash and cash equivalents                221        64
Cash and cash equivalents at beginning
  of period                                          441       744

Cash and cash equivalents at end of period       $   662    $  808














 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
Note 1.   General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") (formerly C3, Inc.) and its wholly owned subsidiaries, Telos Corporation (California) and Telos Field Engineering, Inc. (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the three month periods ended March 31, 1995 and 1994. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     Included in Systems and Services sales for the three months ended March 31, 1995 are Product sales of $14,308,000.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.


Note 2.   Accounts Receivable

      The  components of accounts receivable are as  follows  (in thousands):
                                    March 31, 1995  December 31, 1994
     Billed accounts receivable       $34,304         $32,483
     Unbilled accounts receivable      12,580           9,149
                                       46,884          41,632
     Allowance for doubtful accounts     (733)         (1,287)

                                      $46,151         $40,345

               TELOS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

Note 3.   Debt Obligations

Senior Credit Facility

      At March 31, 1995, the Company had a $45 million senior credit facility ("Facility") with a bank maturing on June 30,
1995. On April 17, 1995, the Company refinanced the Facility with its existing lender. The new Facility remains a $45 million commitment with a maturity date of July 1, 1996. Other terms and conditions of the Facility are similar to the Company's previous Facility except that certain financial and non financial covenants have been amended.

      In the first quarter of 1995, certain of the Company's common shareholders deposited $4 million with the Company's bank to provide the Company with increased borrowing capability under its Facility. Total shareholder deposits with the Company's bank total $7 million. The Company and its shareholders have agreed to negotiate appropriate compensation to the shareholders for this provision of capital. Such negotiations are in process.

Senior Subordinated Note, Series A

      At March 31, 1995, the Company had $675,000 of the senior subordinated note, Series A outstanding with John R.C. Porter ("Porter"), the majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated note, Series A as of March 31, 1995. Porter has agreed to waive such noncompliance.

Senior Subordinated Notes, Series B

      At March 31, 1995 the Company was not in compliance with the financial maintenance covenants contained in the subordinated note agreements, Series B-1 and B-2 with Union de Banques Suisses (Luxembourg) S.A. ("UBS"). Under the terms of the various debt
agreements, such noncompliance is an event of default.   On  June
15, 1994, UBS sent the Company a notice of acceleration with respect to these notes as a result of past noncompliance with the financial covenants. In December 1994, UBS filed a lawsuit
accelerating  all indebtedness under the notes.   Currently,  the
Company   and  certain  shareholders  are  negotiating   possible
settlement or purchase of the notes held by UBS. At this time there can be no assurance that such negotiations will be
successful.   However, management believes that  a  judgment  for
payment will not have a material impact on the Company's on-going operations since the Company received undertakings from two of its shareholders to provide funds should it become necessary.

Item 2.  Management's   Discussion  and   Analysis   of   Financial
         Condition and Results of Operations.

General

     In the first three months of 1995, the Company had increased revenue and profitability as compared to 1994. The higher revenue volume results from increased order volume in the Systems and Services Group and increased billable hours in the Consulting Group.

     Total backlog from existing contracts was $393 million as of March 31, 1995, as compared to $328 million at December 31, 1994. As of March 31, 1995, the funded backlog of the Company totaled $101 million, an increase of $8 million from December 31, 1994. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California) and Telos Field Engineering, Inc., ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three month periods ended March 31, 1995 and 1994 were as follows:

                                 Three Months Ended
                                    March 31,
                                 1995       1994
Sales                           100.0%     100.0%
Cost of sales                   (81.0)     (82.5)
SG&A expenses                   (14.5)     (13.9)
Goodwill amortization            (1.7)      (1.8)

Operating income                  2.8        1.8

Other income                      --          .1
Interest expense                 (2.6)      (1.7)
Income tax provision              --         (.9)
Net income (loss)                  .2%       (.7)%

Financial Data by Market Segment

      The Company operates in three market segments: systems and services ( the "Systems and Services Group"), which consists of systems integration and software services; computer hardware maintenance (the "Field Engineering Group"); and consulting services (the "Consulting Group").

      Sales, gross profit, and gross margin by market segment for the first quarter of 1995 and 1994 were as follows:

                                        Three Months Ended
                                             March 31,
                                        1995         1994
                                        (amounts in thousands)
Sales:
  Systems and Services               $31,714       $29,931
  Field Engineering                    8,483         8,704
  Consulting Services                  6,564         5,414
     Total                           $46,761       $44,049

Gross Profit:
  Systems and Services                $6,248        $5,446
  Field Engineering                    1,219         1,409
  Consulting Services                  1,404           866
     Total                            $8,871        $7,721

Gross Margin:
  Systems and Services                 19.7%         18.2%
  Field Engineering                    14.4%         16.2%
  Consulting Services                  21.4%         16.0%
     Total                             19.0%         17.5%

     For the three month period ended March 31, 1995 sales increased by $2.7 million, or 6.2%, to $46.8 million from $44.1 million for the comparable 1994 period. This increase for the three month period is primarily attributable to the Systems and Services Group, which reported increased sales of $1.8 million, and to the Consulting Group, which reported increased sales of $1.1 million, offset by lower sales in the Field Engineering Group of $200,000.

      Within the Systems and Services Group, systems integration sales accounted for the majority of the increase, as sales increased $3.7 million in the first quarter of 1995 as compared to the similar 1994 period due to increased order volume from the INS contract, awarded in September 1994, as well as increased sales in other business lines of the division. Services sales declined $1.9 million in the three month period ended March 31, 1995 due to reduced contract volume in certain areas of the services business. The increase in sales within the Consulting Group of $1.1 million for the three month period ended March 31, 1995 is a result of increased billable hours resulting from obtaining new customers and expanding services to existing customers.

     Cost  of sales increased by $1.6 million, or 4.3%, to  $37.9 million in the three month period ended March 31, 1995, from $36.3 million in the comparable 1994 period. The increase is the result of the increase in sales.

     Gross profit increased $1.2 million in the first quarter of 1995 to $8.9 million, from $7.7 million in the comparable 1994 period. The increase in the period is primarily attributable to the higher sales volume previously discussed within the Systems and Services Group and the Consulting Group. The Consulting Group also benefited from lower costs as a result of reduced non billable support staff. Total Company gross margins were 19.0% and 17.5% for the three month periods of 1995 and 1994, respectively.

     Selling, general, and administrative expense ("SG&A") increased by $652,000 to $6.8 million in 1995 from $6.1 million in 1994 primarily due to increased marketing and bid and proposal costs, as well as funding of new product development. SG&A as a percentage of sales increased to 14.5% for the first quarter of 1995 from 13.9% in the comparable 1994 period.

     Goodwill amortization expense was $794,000 for each of the three month periods in 1995 and 1994, as the Company continues to amortize its goodwill balance which resulted primarily from the acquisition of Telos Corporation.

     Operating income increased by $498,000 to $1.3 million in the three month period ended March 31, 1995 from $805,000 in the comparable 1994 period as a result of the aforementioned increase in sales and gross profit.

     Interest expense increased approximately $489,000 to $1.2 million in the first quarter of 1995 from $744,000 in the comparable 1994 period. The variance is primarily a result of the increase in the outstanding balance of the senior credit facility and the related interest rate, offset by a decline in the outstanding balance of the subordinated debt in 1995 from 1994.

     The Company did not have an income tax provision for the three month period ended March 31, 1995 as a result of utilization of net operating loss carryforwards. For the comparable period of 1994, the Company had a provision for income taxes of $386,000.

Liquidity and Capital Resources

     For the three months ended March 31, 1995, the Company used $6.3 million of cash in its operating activities. This was primarily a result of funding the increase in accounts receivable and reductions to the Company's current liabilities. Operating cash uses and purchases of property and equipment were funded from borrowings of $6.8 million from the senior credit facility.

     The Company continues to suffer from liquidity constraints and believes such constraints will continue through the first half of 1995. The Company has an active cash management program designed to monitor and control significant cash commitments as well as to ensure sufficient funds for Company operations and growth.

     At March 31, 1995, the Company had outstanding debt of $47.2 million, consisting of $40.8 million under the secured senior credit facility and $6.4 million in subordinated debt. The senior credit facility was refinanced on April 17, 1995 and has a maturity date of July 1, 1996. Under the terms of the refinancing, the total commitment remains at $45 million with terms and conditions similar to the previous senior credit facility except for amendments made to certain of the financial and non financial covenants.

      At March 31, 1995, the Company had $675,000 of the senior subordinated note, Series A outstanding with John R.C. Porter ("Porter"), a majority common shareholder of the Company. The Company was not in compliance with certain of the financial maintenance covenants of the senior subordinated note, Series A as of March 31, 1995. Porter has agreed to waive such noncompliance.

      The Company was not in compliance with the financial maintenance covenants contained in the subordinated note agreements, Series B-1 and B-2 with Union de Banques Suisses (Luxembourg) S.A. ("UBS") at March 31, 1995. Under the terms of the various debt agreements, such noncompliance is an event of default. On June 15, 1994, UBS sent the Company a notice of acceleration with respect to these notes as a result of past non-compliance with the financial covenants at the quarterly measurement dates. In December 1994, UBS filed a lawsuit accelerating all indebtedness under the notes. The Company and certain shareholders are negotiating possible settlement or purchase of the notes held by UBS. At this time there can be no assurance that such negotiations will be successful. However, management believes that a judgment for payment will not have a material impact on the Company's on-going operations since the Company received undertakings from two of its shareholders to provide funds should it become necessary.

                   PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, have been authorized for issuance. The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"), par value $.01 per share, in connection with the merger. The Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative.

     Through November 21, 1995, the Company has the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock are paid at the rate of 0.06 of a share of the Preferred Stock for each $.60 of such dividends not paid in cash.

     No dividends were declared or paid during fiscal years 1994, 1993 and 1992. Cumulative undeclared dividends as of December 31, 1994 are equal to $2,871,000. The Company has accrued these dividends for the periods although the Company is uncertain when or if these dividends will be declared or paid. Dividends were not paid because of certain inconsistencies and ambiguities in the Company's articles of incorporation and certain of its debt agreements.

     In order to make clear the Company's ability to pay such dividends, the Company would have to amend its charter and certain of its debt instruments. Among other things, such amendment would require the permission of UBS.

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:

      (27) Financial Data Schedule

    (b)  Reports on Form 8-K:   None

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 3, 1995                   TELOS CORPORATION


                                        /s/  Lorenzo Tellez
                                        Lorenzo Tellez
                                        (Principal Financial Officer &
                                        Principal Accounting Officer)

                        Telos Corporation
                          Exhibit Index


Exhibit Number      Exhibit Name                Page Number

     27             Financial Data Schedule         15