Form 10-Q
period 1995-06-30
TELOS CORP
filed 1995-08-11
CIK 320121

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


[ X]    Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

         For the quarterly period ended:  June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X       NO_____

As of August 1, 1995, the registrant had 23,076,753 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  17

               TELOS CORPORATION AND SUBSIDIARIES

                              INDEX




                  PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Income for the
   Three and Six Months Ended June 30, 1995 and 1994                       3

  Condensed Consolidated Balance Sheets as of June 30, 1995
   and December 31, 1994                                                   4

  Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended June 30, 1995 and 1994                                     5

  Notes to Condensed Consolidated Financial Statements                   6-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  10-14


                  PART II.   OTHER INFORMATION


Item 1. Legal Proceedings                                                15

Item 4. Submission of Matters to a Vote of Security Holder               15

Item 6. Exhibits and Reports on Form 8-K                              15-16

SIGNATURES                                                               17

                 PART I - FINANCIAL INFORMATION

               TELOS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                     (amounts in thousands)


                           Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                              1995      1994        1995      1994
Sales
 Systems and Services       $27,231   $28,612    $58,945   $58,543
 Maintenance                  8,055     8,565     16,538    17,269
 Consulting                   6,516     5,900     13,080    11,314
                             41,802    43,077     88,563    87,126
Costs and expenses
 Cost of sales               35,264    34,633     73,154    70,961
 Selling, general and
   administrative expenses    4,338     6,324     11,112    12,446
 Goodwill amortization          795       795      1,589     1,589

Operating income              1,405     1,325      2,708     2,130

Other income (expenses)
 Other income (expenses)          4      (14)          9        14
 Interest expense            (1,382)    (891)     (2,615)   (1,635)

Income before taxes              27      420         102       509

Income tax (provision)            0      (14)          0      (400)

Net income                    $  27  $   406      $  102  $    109
















 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                     (amounts in thousands)

                                      June 30, 1995   December 31, 1994
Current assets
 Cash and cash equivalents               $   1,684   $      441
 Accounts receivable, net                   32,854       40,345
 Inventories, net                            7,402        8,696
 Other current assets                        4,154        3,918
     Total current assets                   46,094       53,400

Property and equipment, net of accumulated
 depreciation of $17,795 and $16,769,
 respectively                                2,772        3,483
Goodwill                                    25,233       26,822
Other assets                                 3,033        3,167

                                           $77,132      $86,872

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Accounts payable                         $11,874      $20,302
  Other current liabilities                  6,567       10,174
  Senior subordinated notes                   ----        6,414
  Accrued compensation and benefits          8,484       10,272
     Total current liabilities              26,925       47,162

Senior credit facility                      38,314       34,000
Subordinated notes                           7,116         ----
Other long-term liabilities                  1,906        2,941
     Total liabilities                      74,261       84,103

Redeemable preferred stocks
  Senior redeemable preferred stock          4,326        4,192
  Class B redeemable preferred stock         9,832        9,497
  Redeemable preferred stock                14,830       14,263
     Total preferred stock                  28,988       27,952

Stockholders' investment
  Common stock                                  78           78
  Capital in excess of par                  11,161       12,095
  Retained earnings (deficit)              (37,356)     (37,356)
     Total stockholders' investment        (26,117)     (25,183)

                                           $77,132      $86,872

 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (amounts in thousands)

                                                    Six Months
                                                   Ended June 30,
                                                  1995       1994
Operating activities:
  Net income                                   $    102 $     109
  Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                1,602     2,085
     Goodwill amortization                        1,589     1,589
     Other noncash items                           (313)     (550)
     Changes in assets and liabilities that
       used cash                                 (6,408)   (8,507)
     Cash (used in) operating activities         (3,428)   (5,274)

Investing activities:
  Proceeds from sales of property and equipment       3         6
  Purchase of property and equipment               (340)     (571)
     Cash (used in) investing activities           (337)     (565)

Financing activities:
  Proceeds from borrowings under
    senior credit facility                        4,314     6,049
  Proceeds from issuance of subordinated
    bridge notes                                  6,494        --
  Repayment of senior subordinated notes         (5,800)       --
     Cash provided by financing activities        5,008     6,049

  Increase in cash and cash equivalents           1,243       210
  Cash and cash equivalents at beginning
    of period                                       441       744

  Cash and cash equivalents at end of period     $1,684   $   954














 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

Note 1.   General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") (formerly C3, Inc.) and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering Inc., and Telos International (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for the six months ended June 30, 1995 and 1994. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     Included in Systems and Services sales for the six months ended June 30, 1995 are Product sales of $23,563,000.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

Note 2.    Accounts Receivable

      The components of accounts receivable are as follows (in thousands):

                              June  30, 1995  December  31, 1994
  Billed accounts receivable       $25,832          $32,483
  Unbilled accounts receivable       7,858            9,149
                                    33,690           41,632
  Allowance for doubtful accounts     (836)          (1,287)
                                   $32,854          $40,345

               TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 3.   Debt Obligations

Senior Credit Facility

      On April 17, 1995, the Company refinanced its senior credit facility ("Facility") with its existing lender. The new Facility remains a $45 million commitment with a maturity date of July 1, 1996. Other terms and conditions of the Facility are similar to the Company's previous Facility except that certain financial and non financial covenants have been amended. In 1995, certain of the Company's shareholders have made deposits with the Company's bank to provide the Company with increased borrowing capability under its Facility. Total shareholder deposits with the Company's bank total $7 million. The Company and its shareholders have agreed to negotiate appropriate return to the shareholders for this provision of capital. Such negotiations are in process. The Company currently anticipates that the form of such return will be long term instruments substantially similar to the ones to be issued in exchange for the subordinated bridge notes. See Senior Subordinated Notes, Series B described below.

Senior Subordinated Note, Series A

      At June 30, 1995, the Company had $675,000 of the senior subordinated notes, Series A, outstanding with Mr. John R.C. Porter ("Porter"), the Company's majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated notes, Series A as of June 30, 1995. Porter has agreed to waive such non compliance.

Senior Subordinated Notes, Series B

      The Company entered into an agreement with Union de Banques Suisses (Luxembourg) S. A. ("UBS") on June 8, 1995 whereby the Company paid UBS $5.8 million in outstanding principal, $500,000 of accrued interest and $200,000 of legal and other fees in satisfaction of the claims of UBS with respect to the Series B-1 and B-2 notes.

     The funds to pay UBS were provided by certain of the Company's common shareholders. The shareholders have been issued subordinated bridge notes aggregating approximately $6.5 million. The notes have a maturity date of October 1, 1996 and have interest rates ranging from 14% to 17 1/2%. Currently, the Company is negotiating terms for certain long term debt instruments that will replace the subordinated bridge notes. While the terms have not been finalized, these debt instruments are expected to bear similar stated interest and may contain certain substantial prepayment premiums currently expected to have a value of approximately 13 1/2% per annum which become due should specified events happen.

                TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 4.   Preferred Stock

Senior Redeemable Preferred Stock

The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively.

      The Series A-1 and A-2 each carry a cumulative per annum dividend rate equal to 9% of their liquidation value of $1,000 per share through June 30, 1995. From July 1, 1995 through June 30, 1997, the dividend rate increases to 11.125% per annum of its liquidation value, and increases again to 14.125% per annum thereafter. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-
2. At June 30, 1995 and December 31, 1994 undeclared, unpaid dividends relating to Series A-1. and A-2 Preferred Stock totaled $1,326,000 and $1,192,000, respectively.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend calculated at a rate per annum equal to 9% of its liquidation value of $1,000 per share through June 30, 1995. From July 1, 1995 through June 30, 1997, the dividend rate increases to 11.125% per annum of its liquidation value, and increases again to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At June 30, 1995 and December 31, 1994 undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock totaled $2,332,000 and $1,997,000 respectively.

                TELOS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, have been authorized for issuance. The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"), par value $.01 per share, in connection with the merger. The Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

     In the first half of 1995, the Company had comparable revenues to the first half of 1994, and increased operating profit as compared to 1994. The higher operating profit results from declines in selling, general and administrative expenses which include a reduction in rebid efforts and spending on product initiatives.

     Total backlog from existing contracts was $405 million as of June 30, 1995, as compared to $328 million at December 31, 1994. As of June 30, 1995, the funded backlog of the Company totaled $82 million, a decrease of $11 million from December 31, 1994. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering Inc., and Telos International ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 1995 and 1994 are as follows:

                    Three Months Ended      Six Months Ended
                          June 30,                 June 30,
                        1995     1994            1995     1994
Sales                  100.0%   100.0%          100.0%    100.0%
Cost of sales           84.4     80.4            82.6      81.5
SG&A expenses           10.4     14.7            12.5      14.3
Goodwill amortization    1.9      1.9             1.8       1.8

Operating income         3.3      3.0             3.1       2.4
Other income             --       --              --        --
Interest expense        (3.3)    (2.1)           (3.0)     (1.9)
Income tax provision       --       --           ---       (0.4)
Net income               --%      0.9%            0.1%      0.1%

Financial Data by Market Segment

      The Company operates in three market segments: systems and services (the "Systems and Services Group"), which consists of systems integration and software services; computer hardware maintenance (the "Field Engineering Group"); and consulting services (the "Consulting Group").

      Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                        Three Months Ended     Six Months Ended
                              June 30,            June 30,
                          1995       1994      1995      1994
                                 (amounts in thousands)
Sales:
  Systems and Services  $27,231    $28,612    $58,945   $58,543
  Field Engineering       8,055      8,565     16,538    17,269
  Consulting              6,516      5,900     13,080    11,314
     Total              $41,802    $43,077    $88,563   $87,126

Gross Profit:
  Systems and Services   $4,831    $ 5,601    $11,078   $11,046
  Field Engineering         685      2,025      1,905     3,435
  Consulting              1,022        818      2,426     1,684
     Total               $6,538     $8,444    $15,409   $16,165

Gross Margin:
  Systems and Services    17.7%      19.6%      18.8%     18.9%
  Field Engineering        8.5%      23.6%      11.5%     19.9%
  Consulting              15.7%      13.9%      18.5%     14.9%
  Total                   15.6%      19.6%      17.4%     18.6%


     For  the  three  month  period ended June  30,  1995,  sales declined by $1.3 million, or 3.0%, to $41.8 million from $43.1 million for the comparable 1994 period. The decrease for the three month period is attributable to the Systems and Services Group, which reported a decrease in sales of $1.4 million for the three month period, and to the Field Engineering Group, which reported a decrease in sales of $500,000 for the three month period, offset by an increase in Consulting Group sales for the three month period of $600,000. Within the Systems and Services Group, certain of the Company's software services groups had decreased sales of $900,000 in the three month period due to certain contracts not being renewed during 1995. The decline in sales within the Field Engineering Group of $500,000 in the three month period is attributable to reductions in contract activity for the segment, and in warranty services related to systems integration customers. The Consulting Group sales increase of $600,000 for the three month period is attributable to increased billable hours resulting from obtaining new customers and expanding service to existing customers.

     Sales increased $1.5 million from $87.1 million to $88.6 million for the six months ended June 30, 1995 as compared to the same 1994 period. The increase for the six month period is attributable to the Systems and Services Group, which had an increase of $400,000 for the six month period, and the Consulting Group, which had a $1.8 million increase for the six month period, offset by a decline in Field Engineering Group sales of $700,000 for the six month period.

     For the six month period ended June 30, 1995, the majority of the increase within the Systems and Services Group is due to systems integration sales, which increased $3.7 million in the first six months of 1995 compared to the same period in 1994. This increase is attributable to order volume under the INS contract, which was awarded in September 1994, as well as increased sales in other business lines of the division. The decrease in sales within the Field Engineering Group for the six month period of $700,000 is due to the reductions in contract activity and the performance of warranty services discussed above. The increase of $1.8 million in sales for the Consulting Group for the six month period is the result of the increase in billable hours and expansion of services also discussed above.

     Cost of sales increased by $700,000 or 1.8%, to $35.3 million in the three month period ended June 30, 1995, from $34.6 million in the comparable 1994 period. The increase in cost of sales is primarily due to the Field Engineering Group, with an increase in cost of sales for the three month period of $800,000. The increase in cost of sales within this Group, despite its decrease in sales for the three month period of $500,000, is attributable to certain increased costs at the division's depots and overseas locations. For the six months ended June 30, 1995, cost of sales increased $2.2 million, or 3.1%, to $73.2 million from $71.0 million for the same period in 1994. The increase is a result of the increase in sales volume for the six month period.

     Gross profit declined $1.9 million in the three month period to $6.5 million, from $8.4 million in the comparable 1994 period. For the six month period, gross profit decreased by $700,000 to $15.4 million from $16.1 million. The decline in both periods is primarily attributable to the decline in gross profit in the Field Engineering Group discussed above. Gross margins were 15.6% and 17.4% for the three and six month periods of 1995 as compared to 19.6% and 18.6% for the comparable periods of 1994.

     Selling, general, and administrative expense ("SG&A") decreased by approximately $2.0 million or 31.4%, to $4.3 million in the second quarter of 1995 from $6.3 million in the comparable period of 1994. For the six month period of 1995, SG&A declined $1.3 million to $11.1 million from $12.4 million in 1994. The decreases are primarily due to reduced spending by the Company in certain administrative cost areas and in its bid and proposal and marketing efforts. The Company has also reduced its spending on certain of its product initiatives in 1995. Also, the 1994 period included significant costs associated with contract rebid activities. SG&A as a percentage of sales decreased to 10.4% for the second quarter of 1995 from 14.7% in the comparable 1994 period. SG&A as a percentage of sales for the six month period ended June 30, 1995 decreased to 12.5% from 14.3% compared to the same period in 1994 due to a decrease in SG &A and an increase in sales.

     Goodwill amortization expense was $795,000 and $1.6 million for each of the three and six month periods, respectively, in 1995 and 1994, as the Company continues to amortize its goodwill balance which resulted primarily from the acquisition of Telos Corporation.

     Operating income increased by $100,000 to $1.4 million in the three month period from $1.3 in the comparable 1994 period and increased $600,000 to $2.7 million from $2.1 million for the six month period, as a result of the aforementioned increase in sales and declines in SG&A.

     Other non-operating income was approximately $4,000 in the three month period of 1995 compared to approximately $14,000 of other non-operating expense in the comparable 1994 period. For the 1995 six month period, non-operating income was $9,000 as compared to income of $14,000 for the comparable 1994 period.

     Interest expense increased approximately $500,000 to $1.4 million in the second quarter of 1995 period from $900,000 in the comparable 1994 period, as a result of the increase in the outstanding balance of the senior credit facility and related interest rate. Interest expense for the first six months of 1995 of $2.6 million is an increase of $1.0 million from the comparable 1994 period interest expense of $1.6 million.

     The Company did not have an income tax provision for the three month and six month periods ended June 30, 1995 as a result of utilization of net operating loss carryforwards. For the comparable periods of 1994, the Company had provisions for income taxes of $14,000 and $400,000, respectively.

Liquidity and Capital Resources

     For the six months ended June 30, 1995, the Company used $3.4 million of cash in operating activities. This was primarily the result of the Company's effort to reduce its accounts payable and other liabilities. These uses of cash were funded by the
Company's credit facility, which resulted in an increase in the credit facility during the first half of 1995. However, the Company also had significant cash collections of its accounts receivable during the second quarter, which has reduced the credit facility balance from March 31, 1995 to June 30, 1995. Operating cash uses and purchases of property and equipment were funded from borrowings of $4.3 million from the senior credit facility.

     The Company continues to have constraints on its liquidity as it funds its revenue growth and its product and bid and proposal efforts. The Company has an active cash management program designed to monitor and control significant cash commitments as well as to ensure sufficient funds for Company operations and growth.

     At June 30, 1995, the Company had outstanding debt of $45.4 million, consisting of $38.3 million under the secured senior credit facility and $7.1 million in subordinated debt. The senior credit facility was refinanced on April 17, 1995 and has a maturity date of July 1, 1996. Under the terms of the
refinancing,  the  total  commitment  under  the  senior   credit
facility remains at $45 million, with terms and conditions similar to the previous senior credit facility except for amendments made to certain of the financial and non-financial covenants. In 1995, certain of the Company's shareholders have made deposits with the Company's bank to provide the Company with increased borrowing capability under its Facility. Total shareholder deposits with the Company's bank total $7 million. The Company and its shareholders have agreed to negotiate appropriate return to the shareholders for this provision of capital. Such negotiations are in process. The Company currently anticipates that the form of such return will be long term instruments substantially similar to the ones to be issued in exchange for the subordinated bridge notes, described below.

     At June 30, 1995, the Company had $675,000 of the senior subordinated notes, Series A, outstanding with Mr. John R.C. Porter ("Porter"), the Company's majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated notes, Series A as of June 30, 1995. Porter has agreed to waive such non compliance.

      The Company entered into an agreement with Union de Banques Suisses (Luxembourg) S. A. ("UBS") on June 8, 1995 whereby the Company paid UBS $5.8 million in outstanding principal, $500,000 of accrued interest and $200,000 of legal and other fees in satisfaction of the claims of UBS with respect to the Series B-1 and B-2 notes.

     The funds to pay UBS were provided by certain of the Company's common shareholders. The shareholders have been issued subordinated bridge notes aggregating approximately $6.5 million. The notes have a maturity date of October 1, 1996 and have interest rates ranging from 14% to 17 1/2%. Currently, the Company is negotiating terms for certain long term debt instruments that will replace the subordinated bridge notes. While the terms have not been finalized, these debt instruments are expected to bear similar stated interest and may contain certain substantial prepayment premiums currently expected to have a value of approximately 13 1/2% per annum which become due should specified events happen.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Cottonwood Holdings, Inc. v. C3, Inc., et al. (94 CIV. 3438)

     This case was filed in 1994 in the United States District Court for the Southern District of New York and disclosed in the Company's Form 10-K for the year ended December 31, 1994. In this action, the Plaintiff asserted civil RICO violations, securities fraud and common law fraud by the Company and other Defendants arising from the sale of the Company's securities by Fred Knoll and other entities (including Cottonwood) to John Porter and other entities. Plaintiff requested $30 million in treble damages.

     On   May  9,  1995,  the  District  Court  granted,  without
prejudice, the Company's motion to dismiss this case based on lack of jurisdiction. To the Company's knowledge, no new suit has been filed to date.

Union  de  Banques Suisses (Luxembourg) S.A. v  C3,  Inc.  (Civil
Action 94-1714-A)

     This case was filed in December 1994 in the United States District Court for the Eastern District of Virginia and disclosed in the Company's Form 10-K for the year ended December 31, 1994. The Plaintiff is the holder of promissory notes made by the Company. The suit claimed default by the Company and sought to accelerate payment of the notes. The Plaintiff requested damages of approximately $6.5 million which represents principal, accrued interest and attorney's fees. The Company resolved this suit by paying the principal, interest, fees and related expenses on June 8, 1995. Accordingly, this case has been dismissed with prejudice.

Item 4.   Submission of Matters to a Vote of Security Holders

     On March 13, 1995, at a special meeting of the common shareholders a vote was taken on a charter amendment to change the name of the Company from C3, Inc. to Telos Corporation. The amendment was approved by unanimous vote of all shareholders present at the meeting which represented a majority of the Company's common shares outstanding.


Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:

       10.52  Subordinated  Bridge  Note/Promissory  Note  as   of
              June 8, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment
              Trust

       10.53  Subordinated  Bridge  Note/Promissory  Note  as   of
              June 8, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

       10.54  Subordinated  Bridge  Note/Promissory  Note  as   of
              June 8, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment
              Trust, PLC

       10.55  Subordinated  Bridge  Note/Promissory  Note  as   of
              June 8, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

       10.56  Subordinated  Bridge  Note/Promissory  Note  as   of
              June  8,  1995 between Telos Corporation (Maryland)
              and   Sir  Leslie  Porter

       10.57  Subordinated  Bridge  Note/Promissory  Note  as   of
              June 8, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

       27     Financial Data Schedule

    (b)  Reports on Form 8-K:

         Registrant  filed  a  Current Report on  Form  8-K,  dated
         April 21, 1995, in respect of the amendment to the Registrant's charter to change the Company's name from C3, Inc. to Telos Corporation.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                   Telos Corporation

August 11, 1995                   /s/  Lorenzo Tellez
                                  Lorenzo Tellez
                                  (Principal Financial Officer &
                                  Principal Accounting Officer)

                         Telos Corporation
                           Exhibit Index


  Exhibit
  Number                  Exhibit Name                            Page

  10.52          Subordinated Bridge Note/Promissory Note
                 as of June 8, 1995 between Telos
                 Corporation (Maryland) and Drayton English
                 and International Investment Trust               19-21

  10.53          Subordinated Bridge Note/Promissory Note
                 as of June 8, 1995 between Telos
                 Corporation (Maryland) and J. O. Hambro
                 Investment Management, Ltd.                      22-24

  10.54          Subordinated Bridge Note/Promissory Note
                 as of June 8, 1995 between Telos
                 Corporation (Maryland) and North
                 Atlantic Smaller Companies Investment
                 Trust, PLC                                       25-27

  10.55          Subordinated Bridge Note/Promissory Note
                 as of June 8, 1995 between Telos
                 Corpoation (Maryland) and Mr. John R.C.
                 Porter                                           28-30

  10.56          Subordinated Bridge Note/Promissory Note
                 as of June 8, 1995 between Telos
                 Corporation (Maryland) and Sir Leslie
                 Porter                                           31-33

  10.57          Subordinated Bridge Note/Promissory Note
                 as of June 8, 1995 between Telos
                 Corporation (Maryland) and Second
                 Consolidated Trust, PLC                          34-36

  27             Financial Data Schedule                          37

$157,068.21                                    Herndon, Virginia
                                                  June 8, 1995

                         PROMISSORY NOTE


       FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company", promises to pay to the order of Drayton English & International Investment Trust, 11 Devonshire Square, London, EC2M 4YR, (hereinafter referred to as "Drayton" or "Lender"), at such offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of ONE HUNDRED FIFTY SEVEN THOUSAND SIXTY EIGHT DOLLARS AND 21/00 ($157,068.21) or so much thereof as shall from time to time have been advanced and be outstanding, together with interest at the rate hereinafter provided until paid, said principal and interest being payable as follows:

      a. Interest only, at the rate of fourteen percent (14%) per annum, on so much of the principal as shall have been advanced and shall from time to time remain unpaid, shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due October 1, 1995 and shall include all interest accrued from the date hereof until the date of such interest payment.

      b. If not sooner paid, the outstanding and unpaid principal balance shall be paid on or before October 1, 1996.

     c. Principal and interest on this note are payable in lawful money of the United States. The principal and interest on this Note may be prepaid at any time after ten (10) days written notice to the Lender, in whole or in part, without premium or penalty and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid.

      d. If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the State of Virginia, or any other day on which banking institutions in the State of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

      e. Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     f. Payments made on account hereof shall be applied first to accrued and unpaid interest and the remainder shall be credited to principal.

                           I.  DEFAULT

      1.1 It is expressly agreed by Borrower that the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of interest, or in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, shall be deemed to be Events of Default under this Note.

      1.2 If an Event of Default occurs, the lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

      1.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, Borrower agrees to pay all costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                      II.     SUBORDINATION

      This Note is also subject to the following terms and conditions and provisions with respect to a security interest.

      2.1 The Borrower, for itself, its successors and assigns, covenants and agrees, and the Lender and each holder of this Note, by his acceptance thereof, likewise covenants and agrees, that the payment of the principal of and interest on the Note is hereby expressly subordinated in right of payment to the prior payment in full of all indebtedness now and hereafter due and owing to NationsBank, N.A. or to any participant, assignee or successor under the Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, as amended now or hereafter or under any agreement with respect to the refinancing of any such indebtedness (collectively, the "Agreement") (all such indebtedness collectively "Senior Indebtedness").

     2.2 In the event of the occurrence of any Event of Default under the Agreement, all principal and interest due on all Senior Indebtedness shall first be paid in full before any payment is made upon the Note, and in any such event any payment or distribution of any kind or character, whether in cash, property or securities (other than shares of stock of the Company, as reorganized and readjusted, or securities of the corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated to the payment in full of all

Senior Indebtedness which may at the time be outstanding,) which shall be made upon or in respect of the Note shall be paid over to the holders of such Senior Indebtedness for application in payment thereof, unless and until such Senior Indebtedness shall have been paid and satisfied in full. Without limiting the foregoing, no payment of principal shall be made upon the Note without the prior written consent of the holder(s) of a majority of the Senior Indebtedness outstanding at the time of any such proposed payment.

     2.3 No present or future holder of any Senior Indebtedness shall be prejudiced in his right to enforce subordination of the Note by any act or failure to act on the part of the Company.

     2.4 The provisions of this Note are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on the one hand, and the holder of the Note on the other hand, and nothing herein shall impair, as between the Company and the Noteholder, the obligation of the Company to pay to the Noteholder the principal, if any, and interest on the Note in accordance with its terms, nor shall anything herein prevent the Noteholder, upon default hereunder, provided the Noteholder shall have first obtained the written approval of the holder(s) of a majority of the Senior Indebtedness then outstanding, from exercising all remedies otherwise permitted by applicable law or hereunder, subject to the rights under this Section II of holders of Senior Indebtedness to payment of all cash, property or securities otherwise payable or deliverable to the Noteholders.

      2.5 Subject to the payment in full of all Senior Indebtedness, the holder of the Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company made on the Senior Indebtedness until the principal of and interest on the Note shall be paid in full.

      This Note shall be construed and enforced in accordance with, and governed by the laws of the State of Virginia without giving effect to Conflict of Laws.

                                    Telos Corporation




                                   By: /s/ William L.P. Brownley
                                   Title: Vice President and
                                          General Counsel

$18,427.79                                     Herndon, Virginia
                                                  June 8,1995

                         PROMISSORY NOTE


       FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company", promises to pay to the order of J.O. Hambro Investment Management Ltd., 30 Queen Anne Gate, London SWIH 9AL, (hereinafter referred to as "J. O. Hambro" or "Lender"), at such offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of EIGHTEEN THOUSAND FOUR HUNDRED TWENTY SEVEN DOLLARS AND 79/00 ($18,427.79) or so much thereof as shall from time to time have been advanced and be outstanding, together with interest at the rate hereinafter provided until paid, said principal and interest being payable as follows:

      a. Interest only, at the rate of fourteen percent (14%) per annum, on so much of the principal as shall have been advanced and shall from time to time remain unpaid, shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due October 1, 1995 and shall include all interest accrued from the date hereof until the date of such interest payment.

      b. If not sooner paid, the outstanding and unpaid principal balance shall be paid on or before October 1, 1996.

     c. Principal and interest on this note are payable in lawful money of the United States. The principal and interest on this Note may be prepaid at any time after ten (10) days written notice to the Lender, in whole or in part, without premium or penalty and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid.

      d. If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the State of Virginia, or any other day on which banking institutions in the State of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

      e. Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     f. Payments made on account hereof shall be applied first to accrued and unpaid interest and the remainder shall be credited to principal.

                           I.  DEFAULT

      1.1 It is expressly agreed by Borrower that the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of interest, or in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, shall be deemed to be Events of Default under this Note.

      1.2 If an Event of Default occurs, the lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

      1.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, Borrower agrees to pay all costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                      II.     SUBORDINATION

      This Note is also subject to the following terms and conditions and provisions with respect to a security interest.

      2.1 The Borrower, for itself, its successors and assigns, covenants and agrees, and the Lender and each holder of this Note, by his acceptance thereof, likewise covenants and agrees, that the payment of the principal of and interest on the Note is hereby expressly subordinated in right of payment to the prior payment in full of all indebtedness now and hereafter due and owing to NationsBank, N.A. or to any participant, assignee or successor under the Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, as amended now or hereafter or under any agreement with respect to the refinancing of any such indebtedness (collectively, the "Agreement") (all such indebtedness collectively "Senior Indebtedness").

     2.2 In the event of the occurrence of any Event of Default under the Agreement, all principal and interest due on all Senior Indebtedness shall first be paid in full before any payment is made upon the Note, and in any such event any payment or distribution of any kind or character, whether in cash, property or securities (other than shares of stock of the Company, as reorganized and readjusted, or securities of the corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated to the payment in full of all

Senior Indebtedness which may at the time be outstanding,) which shall be made upon or in respect of the Note shall be paid over to the holders of such Senior Indebtedness for application in payment thereof, unless and until such Senior Indebtedness shall have been paid and satisfied in full. Without limiting the foregoing, no payment of principal shall be made upon the Note without the prior written consent of the holder(s) of a majority of the Senior Indebtedness outstanding at the time of any such proposed payment.

     2.3 No present or future holder of any Senior Indebtedness shall be prejudiced in his right to enforce subordination of the Note by any act or failure to act on the part of the Company.

     2.4 The provisions of this Note are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on the one hand, and the holder of the Note on the other hand, and nothing herein shall impair, as between the Company and the Noteholder, the obligation of the Company to pay to the Noteholder the principal, if any, and interest on the Note in accordance with its terms, nor shall anything herein prevent the Noteholder, upon default hereunder, provided the Noteholder shall have first obtained the written approval of the holder(s) of a majority of the Senior Indebtedness then outstanding, from exercising all remedies otherwise permitted by applicable law or hereunder, subject to the rights under this Section II of holders of Senior Indebtedness to payment of all cash, property or securities otherwise payable or deliverable to the Noteholders.

      2.5 Subject to the payment in full of all Senior Indebtedness, the holder of the Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company made on the Senior Indebtedness until the principal of and interest on the Note shall be paid in full.

      This Note shall be construed and enforced in accordance with, and governed by the laws of the State of Virginia without giving effect to Conflict of Laws.

                                    Telos Corporation




                                    By: /s/ William L.P. Brownley
                                    Title: Vice President and
                                           General Counsel

$238,145.00                                     Herndon, Virginia
                                                  June 8, 1995

                         PROMISSORY NOTE


       FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company", promises to pay to the order of North Atlantic Smaller Companies Investment Trust PLC, 30 Queen Anne Gate, London, SWIH 9AL, (hereinafter referred to as "North Atlantic" or "Lender", at such offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of TWO HUNDRED THIRTY EIGHT THOUSAND ONE HUNDRED FORTY FIVE DOLLARS AND NO/00 ($238,145.00) or so much thereof as shall from time to time have been advanced and be outstanding, together with interest at the rate hereinafter provided until paid, said principal and interest being payable as follows:

      a. Interest only, at the rate of fourteen percent (14%) per annum, on so much of the principal as shall have been advanced and shall from time to time remain unpaid, shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due October 1, 1995 and shall include all interest accrued from the date hereof until the date of such interest payment.

      b. If not sooner paid, the outstanding and unpaid principal balance shall be paid on or before October 1, 1996.

     c. Principal and interest on this note are payable in lawful money of the United States. The principal and interest on this Note may be prepaid at any time after ten (10) days written notice to the Lender, in whole or in part, without premium or penalty and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid.

      d. If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the State of Virginia, or any other day on which banking institutions in the State of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

      e. Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     f. Payments made on account hereof shall be applied first to accrued and unpaid interest and the remainder shall be credited to principal.

                           I.  DEFAULT

      1.1 It is expressly agreed by Borrower that the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of interest, or in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, shall be deemed to be Events of Default under this Note.

      1.2 If an Event of Default occurs, the lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

      1.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, Borrower agrees to pay all costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                      II.     SUBORDINATION

      This Note is also subject to the following terms and conditions and provisions with respect to a security interest.

      2.1 The Borrower, for itself, its successors and assigns, covenants and agrees, and the Lender and each holder of this Note, by his acceptance thereof, likewise covenants and agrees, that the payment of the principal of and interest on the Note is hereby expressly subordinated in right of payment to the prior payment in full of all indebtedness now and hereafter due and owing to NationsBank, N.A. or to any participant, assignee or successor under the Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, as amended now or hereafter or under any agreement with respect to the refinancing of any such indebtedness (collectively, the "Agreement") (all such indebtedness collectively "Senior Indebtedness").

     2.2 In the event of the occurrence of any Event of Default under the Agreement, all principal and interest due on all Senior Indebtedness shall first be paid in full before any payment is made upon the Note, and in any such event any payment or distribution of any kind or character, whether in cash, property or securities (other than shares of stock of the Company, as reorganized and readjusted, or securities of the corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated to the payment in full of all

Senior Indebtedness which may at the time be outstanding,) which shall be made upon or in respect of the Note shall be paid over to the holders of such Senior Indebtedness for application in payment thereof, unless and until such Senior Indebtedness shall have been paid and satisfied in full. Without limiting the foregoing, no payment of principal shall be made upon the Note without the prior written consent of the holder(s) of a majority of the Senior Indebtedness outstanding at the time of any such proposed payment.

     2.3 No present or future holder of any Senior Indebtedness shall be prejudiced in his right to enforce subordination of the Note by any act or failure to act on the part of the Company.

     2.4 The provisions of this Note are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on the one hand, and the holder of the Note on the other hand, and nothing herein shall impair, as between the Company and the Noteholder, the obligation of the Company to pay to the Noteholder the principal, if any, and interest on the Note in accordance with its terms, nor shall anything herein prevent the Noteholder, upon default hereunder, provided the Noteholder shall have first obtained the written approval of the holder(s) of a majority of the Senior Indebtedness then outstanding, from exercising all remedies otherwise permitted by applicable law or hereunder, subject to the rights under this Section II of holders of Senior Indebtedness to payment of all cash, property or securities otherwise payable or deliverable to the Noteholders.

      2.5 Subject to the payment in full of all Senior Indebtedness, the holder of the Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company made on the Senior Indebtedness until the principal of and interest on the Note shall be paid in full.

      This Note shall be construed and enforced in accordance with, and governed by the laws of the State of Virginia without giving effect to Conflict of Laws.

                                    Telos Corporation




                                    By: /s/ William L.P. Brownley
                                    Title: Vice President and
                                           General Counsel

$3,999,988                                     Herndon, Virginia
                                                  June 8, 1995

                         PROMISSORY NOTE

       FOR   VALUE   RECEIVED,  Telos  Corporation,  a   Maryland
corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company", promises to pay to the order of Mr. John R.C. Porter, Chelverton Properties Limited, 63 Chester Square, London SW1W 9EA England (hereinafter referred to as "Porter" or "Lender", at such offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of THREE MILLION NINE HUNDRED NINETY NINE THOUSAND NINE
 HUNDRED EIGHTY EIGHT DOLLARS AND NO/00 ($3,999,988.00) or so much thereof as shall from time to time have been advanced and be outstanding, together with interest at the rate hereinafter provided until paid, said principal and interest being payable as follows:

      a. Interest only, at the rate of fourteen percent (14%) per annum, on so much of the principal as shall have been advanced and shall from time to time remain unpaid, shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due October 1, 1995 and shall include all interest accrued from the date hereof until the date of such interest payment.

      b. If not sooner paid, the outstanding and unpaid principal balance shall be paid on or before October 1, 1996.

     c. Principal and interest on this note are payable in lawful money of the United States. The principal and interest on this Note may be prepaid at any time after ten (10) days written notice to the Lender, in whole or in part, without premium or penalty and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid.

      d. If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the State of Virginia, or any other day on which banking institutions in the State of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

      e. Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     f. Payments made on account hereof shall be applied first to accrued and unpaid interest and the remainder shall be credited to principal.

                           I.  DEFAULT

      1.1 It is expressly agreed by Borrower that the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of interest, or in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, shall be deemed to be Events of Default under this Note.

      1.2 If an Event of Default occurs, the lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

      1.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, Borrower agrees to pay all costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                      II.     SUBORDINATION

      This Note is also subject to the following terms and conditions and provisions with respect to a security interest.

      2.1 The Borrower, for itself, its successors and assigns, covenants and agrees, and the Lender and each holder of this Note, by his acceptance thereof, likewise covenants and agrees, that the payment of the principal of and interest on the Note is hereby expressly subordinated in right of payment to the prior payment in full of all indebtedness now and hereafter due and owing to NationsBank, N.A. or to any participant, assignee or successor under the Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, as amended now or hereafter or under any agreement with respect to the refinancing of any such indebtedness (collectively, the "Agreement") (all such indebtedness collectively "Senior Indebtedness").

     2.2 In the event of the occurrence of any Event of Default under the Agreement, all principal and interest due on all Senior Indebtedness shall first be paid in full before any payment is made upon the Note, and in any such event any payment or distribution of any kind or character, whether in cash, property or securities (other than shares of stock of the Company, as reorganized and readjusted, or securities of the corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated to the payment in full of all

Senior Indebtedness which may at the time be outstanding,) which shall be made upon or in respect of the Note shall be paid over to the holders of such Senior Indebtedness for application in payment thereof, unless and until such Senior Indebtedness shall have been paid and satisfied in full. Without limiting the foregoing, no payment of principal shall be made upon the Note without the prior written consent of the holder(s) of a majority of the Senior Indebtedness outstanding at the time of any such proposed payment.

     2.3 No present or future holder of any Senior Indebtedness shall be prejudiced in his right to enforce subordination of the Note by any act or failure to act on the part of the Company.

     2.4 The provisions of this Note are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on the one hand, and the holder of the Note on the other hand, and nothing herein shall impair, as between the Company and the Noteholder, the obligation of the Company to pay to the Noteholder the principal, if any, and interest on the Note in accordance with its terms, nor shall anything herein prevent the Noteholder, upon default hereunder, provided the Noteholder shall have first obtained the written approval of the holder(s) of a majority of the Senior Indebtedness then outstanding, from exercising all remedies otherwise permitted by applicable law or hereunder, subject to the rights under this Section II of holders of Senior Indebtedness to payment of all cash, property or securities otherwise payable or deliverable to the Noteholders.

      2.5 Subject to the payment in full of all Senior Indebtedness, the holder of the Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company made on the Senior Indebtedness until the principal of and interest on the Note shall be paid in full.

      This Note shall be construed and enforced in accordance with, and governed by the laws of the State of Virginia without giving effect to Conflict of Laws.

                                    Telos Corporation




                                    By: /s/ William L.P. Brownley
                                    Title: Vice President and
                                           General Counsel

$1,500,000.00                                    Herndon,Virginia
                                                   June 8, 1995

                         PROMISSORY NOTE

       FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company", promises to pay to the order of Sir Leslie Porter (hereinafter referred to as "Lender"), c/o Personal Financial Management Ltd., 12 Hans Road, London SW3 1RT, England at such offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of ONE MILLION FIVE HUNDRED THOUSAND DOLLARS AND NO/100 ($1,500,000.00) or so much thereof as shall from time to time have been advanced and be outstanding, together with interest at the rate hereinafter provided until paid, said principal and interest being payable as follows:

      a. Interest only, at the rate of fourteen percent (14%) per annum, on so much of the principal as shall have been advanced and shall from time to time remain unpaid, shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. Notwithstanding the foregoing, the rate of interest shall be increased to an amount necessary to result in a payment to the holder of fourteen percent (14%) per annum net of withholding for United States Federal Income Taxes, it being contemplated that Borrower shall receive substantiation for Federal Income Tax purposes of circumstances supporting withholding at a rate no greater than seventeen and one-half percent (17 1/2%) of interest hereunder. The first interest payment shall be due October 1, 1995 and shall include all interest accrued from the date hereof until the date of such interest payment.

      b. If not sooner paid, the outstanding and unpaid principal balance shall be paid on or before October 1, 1996.

     c. Principal and interest on this note are payable in lawful money of the United States. The principal and interest on this Note may be prepaid at any time after ten (10) days written notice to the Lender, in whole or in part, without premium or penalty and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid.

      d. If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the State of Virginia, or any other day on which banking institutions in the State of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

      e. Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     f. Payments made on account hereof shall be applied first to accrued and unpaid interest and the remainder shall be credited to principal.

                           I.  DEFAULT

      1.1 It is expressly agreed by Borrower that the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of interest, or in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, shall be deemed to be Events of Default under this Note.

      1.2 If an Event of Default occurs, the lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

      1.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, Borrower agrees to pay all costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.


                      II.     SUBORDINATION

      This Note is also subject to the following terms and conditions and provisions with respect to a security interest.

      2.1 The Borrower, for itself, its successors and assigns, covenants and agrees, and the Lender and each holder of this Note, by his acceptance thereof, likewise covenants and agrees, that the payment of the principal of and interest on the Note is hereby expressly subordinated in right of payment to the prior payment in full of all indebtedness now and hereafter due and owing to NationsBank, N.A. or to any participant, assignee or successor under the Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, as amended now or hereafter or under any agreement with respect to the refinancing of any such indebtedness (collectively, the "Agreement") (all such indebtedness collectively "Senior Indebtedness").

     2.2 In the event of the occurrence of any Event of Default under the Agreement, all principal and interest due on all Senior Indebtedness shall first be paid in full before any payment is made upon the Note, and in any such event any payment or distribution of any kind or character, whether in cash, property or securities (other than shares of stock of the Company, as reorganized and readjusted, or securities of the corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated to the payment in full of all

Senior Indebtedness which may at the time be outstanding,) which shall be made upon or in respect of the Note shall be paid over to the holders of such Senior Indebtedness for application in payment thereof, unless and until such Senior Indebtedness shall have been paid and satisfied in full. Without limiting the foregoing, no payment of principal shall be made upon the Note without the prior written consent of the holder(s) of a majority of the Senior Indebtedness outstanding at the time of any such proposed payment.

     2.3 No present or future holder of any Senior Indebtedness shall be prejudiced in his right to enforce subordination of the Note by any act or failure to act on the part of the Company.

     2.4 The provisions of this Note are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on the one hand, and the holder of the Note on the other hand, and nothing herein shall impair, as between the Company and the Noteholder, the obligation of the Company to pay to the Noteholder the principal, if any, and interest on the Note in accordance with its terms, nor shall anything herein prevent the Noteholder, upon default hereunder, provided the Noteholder shall have first obtained the written approval of the holder(s) of a majority of the Senior Indebtedness then outstanding, from exercising all remedies otherwise permitted by applicable law or hereunder, subject to the rights under this Section II of holders of Senior Indebtedness to payment of all cash, property or securities otherwise payable or deliverable to the Noteholders.

      2.5 Subject to the payment in full of all Senior Indebtedness, the holder of the Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company made on the Senior Indebtedness until the principal of and interest on the Note shall be paid in full.

      This Note shall be construed and enforced in accordance with, and governed by the laws of the State of Virginia without giving effect to Conflict of Laws.

                                    Telos Corporation



                                    By: /s/ William L.P. Brownley
                                    Title: Vice President and
                                           General Counsel

$579,952.93                                     Herndon, Virginia
                                                   June 8, 1995

                         PROMISSORY NOTE


       FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company", promises to pay to the order of Second Consolidated Trust PLC, Exchange House, Primrose Street, London, EC2A 2NY, (hereinafter referred to as "Second Consolidated" or "Lender"), at such offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of FIVE HUNDRED SEVENTY NINE THOUSAND NINE HUNDRED FIFTY TWO DOLLARS AND 93/00 ($579,952.93) or so much thereof as shall from time to time have been advanced and be outstanding, together with interest at the rate hereinafter provided until paid, said principal and interest being payable as follows:

      a. Interest only, at the rate of fourteen percent (14%) per annum, on so much of the principal as shall have been advanced and shall from time to time remain unpaid, shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due October 1, 1995 and shall include all interest accrued from the date hereof until the date of such interest payment.

      b. If not sooner paid, the outstanding and unpaid principal balance shall be paid on or before October 1, 1996.

     c. Principal and interest on this note are payable in lawful money of the United States. The principal and interest on this Note may be prepaid at any time after ten (10) days written notice to the Lender, in whole or in part, without premium or penalty and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid.

      d. If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the State of Virginia, or any other day on which banking institutions in the State of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

      e. Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     f. Payments made on account hereof shall be applied first to accrued and unpaid interest and the remainder shall be credited to principal.

                           I.  DEFAULT

      1.1 It is expressly agreed by Borrower that the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of interest, or in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, shall be deemed to be Events of Default under this Note.

      1.2 If an Event of Default occurs, the lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

      1.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, Borrower agrees to pay all costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                      II.     SUBORDINATION

      This Note is also subject to the following terms and conditions and provisions with respect to a security interest.

      2.1 The Borrower, for itself, its successors and assigns, covenants and agrees, and the Lender and each holder of this Note, by his acceptance thereof, likewise covenants and agrees, that the payment of the principal of and interest on the Note is hereby expressly subordinated in right of payment to the prior payment in full of all indebtedness now and hereafter due and owing to NationsBank, N.A. or to any participant, assignee or successor under the Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, as amended now or hereafter or under any agreement with respect to the refinancing of any such indebtedness (collectively, the "Agreement") (all such indebtedness collectively "Senior Indebtedness").

     2.2 In the event of the occurrence of any Event of Default under the Agreement, all principal and interest due on all Senior Indebtedness shall first be paid in full before any payment is made upon the Note, and in any such event any payment or distribution of any kind or character, whether in cash, property or securities (other than shares of stock of the Company, as reorganized and readjusted, or securities of the corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated to the payment in full of all

Senior Indebtedness which may at the time be outstanding,) which shall be made upon or in respect of the Note shall be paid over to the holders of such Senior Indebtedness for application in payment thereof, unless and until such Senior Indebtedness shall have been paid and satisfied in full. Without limiting the foregoing, no payment of principal shall be made upon the Note without the prior written consent of the holder(s) of a majority of the Senior Indebtedness outstanding at the time of any such proposed payment.

     2.3 No present or future holder of any Senior Indebtedness shall be prejudiced in his right to enforce subordination of the Note by any act or failure to act on the part of the Company.


     2.4 The provisions of this Note are solely for the purpose of defining the relative rights of the holders of Senior Indebtedness on the one hand, and the holder of the Note on the other hand, and nothing herein shall impair, as between the Company and the Noteholder, the obligation of the Company to pay to the Noteholder the principal, if any, and interest on the Note in accordance with its terms, nor shall anything herein prevent the Noteholder, upon default hereunder, provided the Noteholder shall have first obtained the written approval of the holder(s) of a majority of the Senior Indebtedness then outstanding, from exercising all remedies otherwise permitted by applicable law or hereunder, subject to the rights under this Section II of holders of Senior Indebtedness to payment of all cash, property or securities otherwise payable or deliverable to the Noteholders.

      2.5 Subject to the payment in full of all Senior Indebtedness, the holder of the Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of assets of the Company made on the Senior Indebtedness until the principal of and interest on the Note shall be paid in full.

      This Note shall be construed and enforced in accordance with, and governed by the laws of the State of Virginia without giving effect to Conflict of Laws.

                                    Telos Corporation




                                    By: /s/ William L.P. Brownley
                                    Title: Vice President and
                                           General Counsel