Form 10-Q
period 1995-09-30
TELOS CORP
filed 1995-11-14
CIK 320121

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10-Q


[X]    Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

       For the quarterly period ended:  September 30, 1995

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

As of November 13, 1995 the registrant had 23,076,753 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  17

               TELOS CORPORATION AND SUBSIDIARIES

                              INDEX




                  PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited):

  Condensed  Consolidated Statements of  Income  for  the  Three
  Months and Nine Months Ended September  30, 1995 and 1994                   3

  Condensed Consolidated Balance Sheets as of September 30, 1995
  and December 31, 1994                                                       4

  Condensed Consolidated Statements of Cash Flows for  the  Nine
  Months Ended September 30, 1995 and 1994                                    5

  Notes to Condensed Consolidated Financial Statements                      6-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-14


                  PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                 15-16

SIGNATURES                                                                   17

                 PART I - FINANCIAL INFORMATION

               TELOS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

                     (amounts in thousands)

                             Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                               1995     1994       1995       1994
Sales
 Systems and Services        $41,008  $25,348    $99,953    $83,891
 Field Engineering             8,411    8,771     24,949     26,040
 Consulting Services           6,710    6,644     19,790     17,958

                              56,129   40,763    144,692    127,889
Costs and expenses
 Cost of sales                46,987   34,683    120,141    105,644
 Selling, general and
  administrative expenses      6,778    7,291     17,890     19,737
 Goodwill amortization           525      794      2,114      2,383

Operating income (loss)        1,839   (2,005)     4,547        125

Other income (expenses)
 Other income                      7       30         16         44
 Interest expense             (1,428)    (984)    (4,043)    (2,619)

Income (loss) before taxes       418   (2,959)       520     (2,450)

Income tax benefit                 0      400          0          0

Income (loss) before
 extraordinary item              418   (2,559)       520     (2,450)

Extraordinary item
 Loss from early debt retirement   0     (196)         0       (196)

Net income (loss)            $   418  $(2,755)   $   520    $(2,646)









 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                     (amounts in thousands)
                             ASSETS
                                   September 30, 1995  December 31, 1994
Current assets
  Cash and cash equivalents             $   462              $   441
  Accounts receivable, net               37,722               40,345
  Inventories, net                        9,468                8,696
  Other current assets                    2,333                3,918
     Total current assets                49,985               53,400

Property and equipment, net of
  accumulated depreciation of $18,255
  and $16,769 respectively                2,496                3,483

Goodwill                                 24,709               26,822
Other assets                              3,299                3,167

                                        $80,489              $86,872


            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Accounts payable                      $21,053              $20,302
  Other current liabilities               6,041               10,174
  Accrued compensation and benefits       9,430               10,272
  Senior credit facility                 32,037                    0
  Senior subordinated notes                   0                6,414
     Total current liabilities           68,561               47,162

Senior credit facility                        0               34,000
Subordinated notes                        7,120                    0
Other long-term liabilities               1,518                2,941
     Total liabilities                   77,199               84,103

Redeemable preferred stocks
  Senior redeemable preferred stock       4,410                4,192
  Class B redeemable preferred stock     10,042                9,497
  Redeemable preferred stock             15,114               14,263
     Total preferred stock               29,566               27,952

Stockholders' investment
  Common stock                               78                   78
  Capital in excess of par               11,002               12,095
  Retained earnings (deficit)           (37,356)             (37,356)
     Total stockholders' investment     (26,276)             (25,183)

                                        $80,489              $86,872

 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                     (amounts in thousands)

                                                          Nine Months
                                                      Ended September 30,
                                                        1995       1994
Operating activities:
  Net income (loss)                                   $   520    $(2,646)
     Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                      2,409      3,641
     Goodwill amortization                              2,114      2,383
     Loss on early debt repayment                           0        196
     Other noncash items                                 (450)       754
     Changes in assets and liabilities that used cash  (2,685)    (8,772)
     Cash provided by (used in) operating activities    1,908     (4,444)

Investing activities:
  Proceeds from sales of property and equipment             3          7
  Purchase of property and equipment                     (621)      (914)
     Cash (used in) investing activities                 (618)      (907)

Financing activities:
  (Repayment of) Proceeds from senior credit facility  (1,963)     7,430
  Proceeds from issuance of subordinated bridge notes   6,494          0
  Repayment of senior subordinated notes               (5,800)    (1,825)
     Cash (used in) provided by financing activities   (1,269)     5,605

  Increase in cash and cash equivalents                    21        254
  Cash and cash equivalents at beginning of period        441        744

  Cash and cash equivalents at end of period          $   462    $   998











 The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.   General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") (formerly C3, Inc.) and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., and Telos International (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

      In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for the nine months ended September 30, 1995 and 1994. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Included in Systems and Services sales for the nine months  ended
September 30, 1995 are Product Sales of $46.1 million.

Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.


Note 2.   Accounts Receivable

      The components of accounts receivable are as follows (in thousands):

                             September  30, 1995     December  31, 1994
   Billed accounts receivable      $28,597                $32,483
   Unbilled accounts receivable      9,790                  9,149
                                    38,387                 41,632
   Allowance for doubtful accounts    (665)                (1,287)
                                   $37,722                $40,345

               TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

Note 3.   Debt Obligations

Senior Credit Facility

      On April 17, 1995, the Company refinanced its senior credit facility ("Facility") with its existing lender. The new Facility remains a $45 million commitment with a maturity date of July 1, 1996. Other terms and conditions of the Facility are similar to the Company's previous Facility except that certain financial and non financial covenants have been amended. As the maturity date of the Facility is less than one year, at September 30, 1995 the Company has classified the Facility as a current liability. See
Note 5. Subsequent Events, below.

Senior Subordinated Note, Series A

      At September 30, 1995, the Company had $675,000 of the senior subordinated notes, Series A, outstanding with Mr. John R.C. Porter ("Porter"), the Company's majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated notes, Series A as of September 30, 1995. Porter has agreed to waive such non compliance.

Senior Subordinated Notes, Series B

      On June 8, 1995 the Company paid Union de Banques Suisses (Luxembourg) S. A. ("UBS") $5.8 million in outstanding principal, $500,000 of accrued interest and $200,000 of legal and other fees to retire the outstanding Series B-1 and B-2 notes and settle the related claims of UBS.

      The funds to pay UBS were loaned to the Company by certain of the Company's common shareholders. In replacement of the notes held by UBS, the lenders were issued Senior Subordinated Bridge Notes aggregating approximately $6.5 million. The notes have a maturity date of October 1, 1996 and have interest rates ranging from 14% to 17%. See Note 5. Subsequent Events, below.

              TELOS CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)

Note 4.   Preferred Stock

Senior Redeemable Preferred Stock

      The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. At September 30, 1995 and December 31, 1994 undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock were accrued for financial reporting purposes in the amount of $1,410,000 and $1,192,000, respectively.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend payable semi-annually at June 30 and December 31. From July 1, 1995 through June 30, 1997, the dividend is calculated at a rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At September 30, 1995 and December 31, 1994 undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock were accrued for financial reporting purposes in the amount of $2,542,000 and $1,997,000 respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, have been authorized for issuance. The Company has issued 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). The Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative.

              TELOS CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)

     Through November 21, 1995, the Company has the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock are paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends were declared or paid during fiscal years 1994, 1993 and 1992. Cumulative undeclared dividends as of December 31, 1994 have been accrued for financial reporting purposes in the amount of $2,871,000, under the assumption that such dividends will be paid in additional shares of stock valued at an average market value. The Company has accrued these dividends for the periods although the Company is uncertain when or if these dividends will be declared or paid. Had the Company accrued cash dividends on the outstanding shares of stock such an accrual would approximate $12.9 million.

Note 5.   Subsequent Events

      On October 13, 1995, the Company issued to certain of its shareholders $14.4 million of Senior Subordinated Notes ("Notes") in exchange for the $6.5 million Senior Subordinated Bridge Notes held by these shareholders, as well as the transfer to the Company of certain shareholders' deposits with the Company's bank. The Notes are classified as either Series B or Series C. Series B Notes, which total $6.5 million and replace the Senior Subordinated Notes - Series B held by UBS, are collateralized by certain assets of the Company. Series C Notes which total $7.9 million are unsecured.

     Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. Additionally, these notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expenses will only be recorded after occurrence of a triggering event. However the interest portion of the notes will be treated as a period expense.

Item 2.   Management's   Discussion  and   Analysis   of   Financial
          Condition and Results of Operations.

General

     In the first nine months of 1995, the Company had higher revenues and operating profit when compared to the first nine months of 1994. The higher revenue and operating profit resulted from improved performance of the Company's system integration division as well as declines in selling, general and administrative expense.

     Total backlog from existing contracts was $1.3 billion as of September 30, 1995, of which approximately $1 billion represented the maximum value from awarded indefinite delivery, indefinite quantity contracts for computer equipment and services. The Company's total backlog at December 31, 1994 was $328 million. The significant increase in the backlog resulted from the award to the Company of the Small Multi-user Computer II (SMC II) contract by the U.S. Army in September 1995. The contract has a maximum potential value of $907 million. Also in September, the Company was awarded two additional system integration contracts, totaling approximately $20 million, with the Defense Supply Service and U.S. House of Representatives.

      As of September 30, 1995, the funded backlog of the Company totaled $97 million, an increase of $4 million from December 31, 1994. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering Inc., and Telos International (collectively, "the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and nine month periods ended September 30, 1995 and 1994 are as follows:

                    Three  Months Ended       Nine  Months Ended
                        September 30,             September 30,
                        1995     1994            1995     1994
Sales                  100.0%   100.0%          100.0%    100.0%
Cost of sales           83.7     85.1            83.0      82.6
SG&A expenses           12.1     17.9            12.4      15.4
Goodwill amortization     .9      1.9             1.5       1.8

Operating income         3.3     (4.9)            3.1       0.2
Other income               0      0.1               0         0
Interest expense        (2.5)    (2.4)           (2.8)     (2.1)
Income tax provision       0      1.0               0         0
Extraordinary item         0     (0.5)              0      (0.2)
Net income              0.8%     (6.7)%           0.3%     (2.1)%

Financial Data by Market Segment

      The Company operates in three market segments: systems and services ( the "Systems and Services Group"), which consists of systems integration and software services; computer hardware maintenance (the "Field Engineering Group"); and consulting services (the "Consulting Services Group").

      Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                     Three Months Ended         Nine Months Ended
                         September 30,            September 30,
                         1995     1994            1995     1994
                               (amounts in thousands)
Sales:
 Systems and Services  $41,008  $25,348        $ 99,953  $ 83,891
 Field Engineering       8,411    8,771          24,949    26,040
 Consulting Services     6,710    6,644          19,790    17,958
    Total              $56,129  $40,763        $144,692  $127,889

Gross Profit:
 Systems and Services   $7,250   $3,248         $18,326   $14,294
 Field Engineering         661    1,441           2,567     4,876
 Consulting Services     1,231    1,391           3,658     3,075
    Total               $9,142   $6,080         $24,551   $22,245

Gross Margin:
 Systems and Services     17.7%    12.8%           18.3%     17.0%
 Field Engineering         7.9%    16.4%           10.3%     18.7%
 Consulting Services      18.4%    20.9%           18.5%     17.1%
    Total                 16.3%    14.9%           17.0%     17.4%

     For the three month period ended September 30, 1995 sales increased by $15.4 million, or 37.7%, to $56.1 million from $40.8 million for the comparable 1994 period. Sales increased $16.8 million, or 13.1%, from $127.9 million to $144.7 million for the nine months ended September 30, 1995 as compared to the same 1994 period. These increases for the three and nine month periods are primarily attributable to the Systems and Services Group, which reported increases in sales of $15.7 million and $16.1 million for the three and nine month periods, and to the Consulting Group which reported increased sales of $66,000 and $1.8 million for the three and nine month periods, respectively. These increases were offset by declines in sales in the Field Engineering Group of $360,000 and $1.1 million for the respective three and nine month periods.

     Within the Systems and Services Group, systems integration sales accounted for the majority of the increase, as sales improved $16.1 million and $19.8 million in the three and nine month periods, respectively, due to increased order volume in the first three quarters of 1995.

Increased orders in systems integration were due to the INS contract, which has provided the Company with increased revenue and enhanced profitability, as well as increased sales in other business lines of the division. Software services sales experienced declines of $400,000 and $3.7 million for the three and nine month periods, respectively. These decreases in sales were due to declines in contract activity on existing contracts as well as certain contracts not being renewed during 1995. The revenue decline in the Field Engineering Group is primarily due to lower warranty revenue resulting from the low 1994 system integration sales as well as delayed starts on certain of the Group's recent contract awards.

     Cost of sales increased by $12.3 million, or 35.5%, to $47.0 million in the three month period ended September 30, 1995, from $34.7 million in the comparable 1994 period. For the nine months ended September 30, 1995, cost of sales increased $14.5 million, or 13.7%, to $120.1 million from $105.6 million for the same period in 1994. These increases are the result of the increases in sales for both periods.

     Gross profit increased $3.1 million in the three month period to $9.1 million, from $6.1 million in the comparable 1994 period. For the nine month period, gross profit increased by $2.3 million to $24.5 million from $22.2 million. The increase in both periods is primarily attributable to the higher sales volume previously discussed within the Systems and Services Group and the Consulting Services Group. These increases were offset by declines in gross profit for the Field Engineering Group, attributable primarily to start-up costs associated with recent contract awards. Gross margins were 16.3% and 17.0% for the three and nine month periods of 1995 as compared to 14.9% and 17.4% for the comparable periods of 1994.

     Selling, general, and administrative expense ("SG&A") decreased for the three month period by approximately $500,000, to $6.8 million in 1995 from $7.3 million in 1994 for the three month period. For the nine month period, SG&A decreased from $19.7 million to $17.9 million, approximately $1.8 million. These decreases were primarily due to reduced expenses associated with product initiatives, lower contract rebid efforts in 1995 as compared to 1994, and reduced expenses in certain administrative cost areas. SG&A as a percentage of sales decreased to 12.1% for the third quarter of 1995 from 17.9% in the comparable 1994 period. SG&A as a percentage of sales for the nine month period ended September 30, 1995 decreased to 12.4% from 15.4% in the comparable 1995 period. The decreases for both periods are due to the higher sales volume and decreased costs.

     Goodwill amortization expense was $525,000 and $2.1 million for the three and nine month periods ended September 30, 1995 compared to $794,000 and $2.4 million for the three and nine month periods ended September 30, 1994. The reduction in goodwill amortization is attributable to the completion of the amortization of the goodwill created by the 1989 leveraged buyout of the Company. The Company continues to amortize its goodwill balance which resulted from the acquisition of Telos Corporation (California).

     Operating income increased by $3.8 million to $1.8 million in the three month period from $(2.0) million in the comparable 1994 period and increased $4.4 million to $4.5 million from $125,000 for the nine month period, as a result of the aforementioned increases in sales and gross profit.

     Other non-operating income was approximately $7,000 in the three month period of 1995 compared to approximately $30,000 of other non-operating income in the comparable 1994 period. For the 1995 nine month period, non-operating income was $16,000 as compared to income of $44,000 for the comparable 1994 period.

     Interest expense increased approximately $444,000 to $1.4 million in the third quarter of 1995 from $984,000 in the comparable 1994 period. Interest expense for the nine month period ended September 30, 1995 increased $1.4 million to $4.0 million from $2.6 million in the 1994 period. The variance is a result of the increase in the outstanding balance of the senior credit facility and related interest rate, as well as an increase in the outstanding balance of the subordinated debt and related interest rate.

     The Company did not have an income tax provision for the three month and nine month periods ended September 30, 1995 as a result of utilization of net operating loss carryforwards. For the comparable periods of 1994, the Company had a tax benefit of $400,000 for the three month period and no tax provision for the nine month period.

Liquidity and Capital Resources

     For the nine months ended September 30, 1995, the Company's operating activities provided $1.9 million of cash to the Company. This was primarily the result of increased net income and the Company's effort to improve receivable collections. This improvement in cash collections also resulted in the $2.0 million reduction of the senior credit facility balance from December 31, 1994 to September 30, 1995.

     The Company continues to have constraints on its liquidity as it funds its revenue growth and its product and bid and proposal efforts. The Company has an active cash management program designed to monitor and control significant cash commitments as well as to ensure sufficient funds for Company operations and growth.

     Recent contract awards will ultimately require the Company to expand its financial capability. The short term financing requirement from these contract awards can be met with its current facility. The Company expects to address the requirements of longer term financing and a larger credit facility in 1996.

     At September 30, 1995, the Company had outstanding debt of $39.1 million, consisting of $32.0 million under the secured senior credit facility ("Facility") and $7.1 million in subordinated debt. The Facility was refinanced on April 17, 1995 and has a maturity date of July 1, 1996. While the Company has classified the Facility as a current liability as of September 30, 1995 due to the maturity date, the Company believes that the Facility will be extended once such discussions with its lender have been completed.

Subsequent Events

      On October 13, 1995, the Company issued to certain of its shareholders $14.4 million of Senior Subordinated Notes ("Notes") in exchange for the $6.5 million Senior Subordinated Bridge Notes held by these shareholders, as well as the transfer to the Company of certain shareholders' deposits with the Company's bank. The Notes are classified as either Series B or Series C. Series B Notes, which total $6.5 million and replace the Senior Subordinated Notes - Series B held by UBS, are collateralized by certain assets of the Company. Series C Notes which total $7.9 million are unsecured.

     Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. Additionally, these notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expenses will only be recorded after occurrence of a triggering event. However the interest portion of the notes will be treated as a period expense.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

      Reference is made to Part II, Item 1 in the Company's June 30, 1995 Form 10-Q and Part I, Item 3 in the Company's December 31, 1994 Form 10-K. No reportable legal events or material legal developments have occurred during the third quarter of 1995.

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:

       10.58  Series  B  Senior  Subordinated  Secured  Note  due
              October  1,  2000  as of October 13,  1995  between
              Telos Corporation (Maryland) and Drayton English and International Investment Trust

       10.59  Series  B  Senior  Subordinated  Secured  Note  due
              October  1,  2000  as of October 13,  1995  between
              Telos  Corporation  (Maryland)  and  J.  O.  Hambro
              Investment Management, Ltd.

       10.60  Series  B  Senior  Subordinated  Secured  Note  due
              October  1,  2000  as of October 13,  1995  between
              Telos  Corporation  (Maryland) and  North  Atlantic
              Smaller Companies Investment Trust, PLC

       10.61  Series  B  Senior  Subordinated  Secured  Note  due
              October  1,  2000  as of October 13,  1995  between
              Telos  Corporation  (Maryland) and  Mr.  John  R.C.
              Porter

       10.62  Series  B  Senior  Subordinated  Secured  Note  due
              October  1,  2000  as of October 13,  1995  between
              Telos Corporation (Maryland) and Sir Leslie Porter

       10.63  Series  B  Senior  Subordinated  Secured  Note  due
              October  1,  2000  as of October 13,  1995  between
              Telos    Corporation    (Maryland)    and    Second
              Consolidated Trust, PLC

       10.64  Series  B  Senior  Subordinated  Secured  Note  due
              October  1,  2000  as of October 13,  1995  between
              Telos Corporation (Maryland) and Toxford Corp.

       10.65  Series  C  Senior  Subordinated Unsecured  Note due
              October  1,  2000  as of October 13,  1995  between
              Telos Corporation (Maryland) and Drayton English and International Investment Trust

       10.66  Series  C  Senior  Subordinated Unsecured  Note due
              October  1,  2000  as of October 13,  1995  between
              Telos   Corporation  (Maryland)  and  J.O.   Hambro
              Investment Management, Ltd.

       10.67  Series  C  Senior  Subordinated Unsecured  Note due
              October  1,  2000  as of October 13,  1995  between
              Telos  Corporation  (Maryland) and  North  Atlantic
              Smaller Companies Investment Trust, PLC

       10.68  Series  C  Senior  Subordinated Unsecured  Note due
              October  1,  2000  as of October 13,  1995  between
              Telos  Corporation  (Maryland) and  Mr.  John  R.C.
              Porter

       10.69  Series  C  Senior  Subordinated Unsecured  Note due
              October  1,  2000  as of October 13,  1995  between
              Telos Corporation (Maryland) and Sir Leslie Porter

       10.70  Series  C  Senior  Subordinated Unsecured  Note due
              October  1,  2000  as of October 13,  1995  between
              Telos    Corporation    (Maryland)    and    Second
              Consolidated Trust, PLC

       10.71  Series  C  Senior  Subordinated Unsecured  Note due
              October  1,  2000  as of October 13,  1995  between
              Telos Corporation (Maryland) and Toxford Corp.

       27     Financial Data Schedule

    (b)  Reports on Form 8-K:

         None

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                             Telos Corporation


November 14, 1995                 /s/  Lorenzo Tellez
                                  Lorenzo Tellez
                                  (Principal Financial Officer &
                                  Principal Accounting Officer)

                        Telos Corporation
                          Exhibit Index

 Exhibit
 Number                 Exhibit Name                                Page

 10.58      Series B Senior Subordinated Secured Note
            due  October 1, 2000 as  of  October  13,
            1995  between  Telos  Corporation (Maryland)
            and Drayton English and International Investment
            Trust                                                  20-25

 10.59      Series B Senior Subordinated Secured Note
            due October 1, 2000 as of   October   13,
            1995  between  Telos  Corporation (Maryland)
            and J. O. Hambro Investment Management, Ltd.           26-31

 10.60      Series B Senior Subordinated Secured Note
            due  October 1, 2000 as of   October   13,
            1995  between  Telos  Corporation (Maryland)
            and North Atlantic Smaller Companies Investment
            Trust,  PLC                                            32-37

 10.61      Series B Senior Subordinated Secured Note
            due  October 1, 2000 as of   October   13,
            1995  between  Telos  Corporation (Maryland)
            and Mr. John R.C. Porter                               38-43

 10.62      Series B Senior Subordinated Secured Note
            due  October 1, 2000 as of   October   13,
            1995  between  Telos  Corporation (Maryland)
            and Sir Leslie Porter                                  44-50

 10.63      Series B Senior Subordinated Secured Note
            due  October 1, 2000 as of   October   13,
            1995  between  Telos  Corporation (Maryland)
            and Second Consolidated Trust, PLC                     51-56

 10.64      Series B Senior Subordinated Secured Note
            due  October 1, 2000 as of   October   13,
            1995  between  Telos   Corporation (Maryland)
            and Toxford Corp.                                      57-62

 10.65      Series C Senior Subordinated Unsecured Note
            due October 1, 2000 as of   October   13,
            1995  between  Telos   Corporation (Maryland)
            and Drayton English and International Investment
            Trust                                                  63-68

 10.66      Series C Senior Subordinated Unsecured Note
            due October 1, 2000 as of October  13, 1995
            between Telos Corporation  (Maryland) and J.O
            Hambro Investment Management, Ltd.                     69-74

 10.67      Series C Senior Subordinated Unsecured Note
            due October 1, 2000 as of October  13, 1995
            between Telos Corporation  (Maryland) and North
            Atlantic Smaller Companies Investment Trust, PLC       75-80

                        Telos Corporation
                     Exhibit Index (cont'd)
 Exhibit
 Number                 Exhibit Name                                Page


 10.68      Series C Senior Subordinated Unsecured Note
            due October 1, 2000 as  of  October  13,  1995
            between  Telos  Corporation (Maryland) and
            Mr. John R.C. Porter                                   81-86

 10.69      Series C Senior Subordinated Unsecured Note due
            October 1, 2000 as of October 13,  1995  between
            Telos   Corporation (Maryland) and Sir Leslie
            Porter                                                 87-92

 10.70      Series C Senior Subordinated Unsecured Note due
            October 1, 2000 as of October 13, 1995 between
            Telos Corporation  (Maryland) and Second
            Consolidated Trust, PLC                                93-98

 10.71      Series C Senior Subordinated Unsecured Note due
            October 1, 2000 as of October 13, 1995  between
            Telos Corporation (Maryland) and Toxford Corp.         99-104

 27         Financial Data Schedule                                105

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                          Herndon, Virginia
                                          October 13, 1995



    SERIES B SENIOR SUBORDINATED SECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Drayton English & International Investment Trust, or assigns, (hereinafter referred to as "Drayton English" or "Lender"), at c/o INVESCO Asset Mgmt. Ltd., 11 Devonshire Square, London, UK EC2M4YR or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of ONE HUNDRED FIFTY-ONE THOUSAND SEVENTY-NINE DOLLARS AND 80/100 ($151,079.80) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series B Senior Subordinated Secured Notes Due October 1, 2000 (collectively referred to herein as the "Series B Notes"), all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series B Note issued to Sir Leslie Porter. The Series B Notes have been issued in the aggregate principal amount of $6,493,581.93.

                     I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S
1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

         (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

         (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

         (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

         (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series B Notes and the Series C Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B
Notes and the Series C Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series B Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series B Notes outstanding at the time of any such payment.

     1.12 The Company agrees that within 60 days of the date hereof it will enter into a security agreement with the holder granting to a collateral agent, mutually acceptable to the Lender and the Company, for the holders of the Series B Notes, a perfected security interest in the Company's plant, property and equipment, pursuant to documents and agreements in form and substance reasonably satisfactory to the Lender.

                      II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series C Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series C Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit
Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit
Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                     III.  SUBORDINATION

     3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series B Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                              Telos Corporation





                              By: /s/ William L.P. Brownley
                              Title:  Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                                 Herndon, Virginia
                                                 October 13, 1995



SERIES B SENIOR SUBORDINATED SECURED NOTE DUE OCTOBER 1, 2000

FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of J.O. Hambro Investment Management, Ltd., or assigns, (hereinafter referred to as "J.O. Hambro" or "Lender"), at 30 Queen Anne Gate, London, SWIH 9AL, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of SEVENTEEN THOUSAND SEVEN HUNDRED TWENTY-FIVE DOLLARS AND 21/100 ($17,725.21) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

This is one of a series of the Company's Notes known as its Series B Senior Subordinated Secured Notes Due October 1, 2000 (collectively referred to herein as the "Series B Notes"), all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series B Note issued to Sir Leslie Porter. The Series B Notes have been issued in the aggregate principal amount of $6,493,581.93.

                                  I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series B Notes and the Series C Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B
Notes and the Series C Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series B Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series B Notes outstanding at the time of any such payment.

     1.12 The Company agrees that within 60 days of the date hereof it will enter into a security agreement with the holder granting to a collateral agent, mutually acceptable to the Lender and the Company, for the holders of the Series B Notes, a perfected security interest in the Company's plant, property and equipment, pursuant to documents and agreements in form and substance reasonably satisfactory to the Lender.

                           II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series C Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series C Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                     III.  SUBORDINATION

     3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series B Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                               Telos Corporation





                               By: /s/ William L.P. Brownley
                               Title:  Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                                Herndon, Virginia
                                                October 13, 1995



   SERIES B SENIOR SUBORDINATED SECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of North Atlantic Smaller Companies Investment Trust, or assigns, (hereinafter referred to as "North Atlantic" or "Lender"), at 30 Queen Anne Gate, London SWIH 9AL, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of TWO HUNDRED TWENTY-NINE THOUSAND SIXTY-FIVE DOLLARS AND 44/100 ($229,065.44) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series B Senior Subordinated Secured Notes Due October 1, 2000 (collectively referred to herein as the "Series B Notes"), all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series B Note issued to Sir Leslie Porter. The Series B Notes have been issued in the aggregate principal amount of $6,493,581.93.

                                  I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series B Notes and the Series C Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B Notes and the Series C Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series B Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series B Notes outstanding at the time of any such payment.

     1.12 The Company agrees that within 60 days of the date hereof it will enter into a security agreement with the holder granting to a collateral agent, mutually acceptable to the Lender and the Company, for the holders of the Series B Notes, a perfected security interest in the Company's plant, property and equipment, pursuant to documents and agreements in form and substance reasonably satisfactory to the Lender.

                              II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series C Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series C Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                           III.  SUBORDINATION

     3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series B Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                             Telos Corporation





                             By: /s/  William L.P. Brownley
                             Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                               Herndon, Virginia
                                               October 13, 1995



SERIES B SENIOR SUBORDINATED SECURED NOTE DUE OCTOBER 1, 2000

FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of John Porter, or assigns, (hereinafter referred to as "John Porter" or "Lender"), at c/o PFM Ltd. 12 Hans Road, London SW3 1RT, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of THREE MILLION THREE HUNDRED SIXTY-ONE THOUSAND SEVEN HUNDRED FORTY-FIVE DOLLARS and 92/100 ($3,361,745.92) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

This is one of a series of the Company's Notes known as its Series B Senior Subordinated Secured Notes Due October 1, 2000 (collectively referred to herein as the "Series B Notes"), all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series B Note issued to Sir Leslie Porter. The Series B Notes have been issued in the aggregate principal amount of $6,493,581.93.

                                  I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

    1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series B Notes and the Series C Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B Notes and the Series C Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series B Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series B Notes outstanding at the time of any such payment.

     1.12 The Company agrees that within 60 days of the date hereof it will enter into a security agreement with the holder granting to a collateral agent, mutually acceptable to the Lender and the Company, for the holders of the Series B Notes, a perfected security interest in the Company's plant, property and equipment, pursuant to documents and agreements in form and substance reasonably satisfactory to the Lender.

                              II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series C Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series C Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                          III.  SUBORDINATION

     3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series B Notes.

This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                             Telos Corporation





                             By: /s/  William L.P. Brownley
                             Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                               Herndon, Virginia
                                               October 13, 1995



SERIES B SENIOR SUBORDINATED SECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Sir Leslie Porter (hereinafter referred to as Lender"), c/o Personal Financial Management Ltd., 12 Hans Road, London SW3 1RT, England, at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of SEVEN HUNDRED NINE THOUSAND FOUR HUNDRED NINETY-SEVEN DOLLARS AND 49/100 ($709,497.49) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series B Senior Subordinated Secured Notes Due October 1, 2000 (collectively referred to herein as the "Series B Notes"), all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in this Note. The Series B Notes have been issued in the aggregate principal amount of $6,493,581.93.

                        I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. Notwithstanding the foregoing, the rate of interest shall be increased to an amount necessary to result in a payment to the holder of fourteen percent (14%) per annum net of withholding for United States Federal Income Taxes, it being contemplated that Borrower shall receive substantiation for Federal Income Tax purposes of circumstances supporting withholding at a rate no greater than seventeen and one-half percent (17 1/2%) of interest hereunder. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6   Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement

                 (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S.
                 Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall mean an amount equal to (a) 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment minus (b) the cumulative amount payable by the Company on account of withholding taxes with respect to interest payable pursuant to Section 1.1 to the date of payment of such premium. For the avoidance of doubt, the Payment Premium shall not itself be increased on account of withholding taxes, but shall be subject to, and the amount remitted to the holder reduced by, any withholding tax to which the Payment Premium is subject, with the result that the total cost to the Company for interest, Payment Premium and withholding taxes shall equal twenty-seven and one-half percent (27 1/2%) per annum on the principal outstanding from time to time to the date of payment of the Payment Premium.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series B Notes and the Series C Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B Notes and the Series C Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series B Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series B Notes outstanding at the time of any such payment.

     1.12 The Company agrees that within 60 days of the date hereof it will enter into a security agreement with the holder granting to a collateral agent, mutually acceptable to the Holders and the Company, for the holders of the Series B Notes, a perfected security interest in the Company's plant, property and equipment, pursuant to documents and agreements in form and substance reasonably satisfactory to the Lender.

                          II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series C Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series C Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                       III.  SUBORDINATION

     3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series B Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                        Telos Corporation



                        By: /s/  William L.P. Brownley
                        Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                               Herndon, Virginia
                                               October 13, 1995



SERIES B SENIOR SUBORDINATED SECURED NOTE DUE OCTOBER 1, 2000

FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Second Consolidated Trust, or assigns, (hereinafter referred to as "Second Consolidated Trust" or "Lender"), at c/o Foreign & Colonial Exchange House, Primrose Street, 8th Floor, London EC2A 2NY, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of FIVE HUNDRED FIFTY-SEVEN THOUSAND EIGHT HUNDRED FORTY-ONE DOLLARS AND 55/100 ($557,841.55) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

This is one of a series of the Company's Notes known as its Series B Senior Subordinated Secured Notes Due October 1, 2000 (collectively referred to herein as the "Series B Notes"), all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series B Note issued to Sir Leslie Porter. The Series B Notes have been issued in the aggregate principal amount of $6,493,581.93.

                           I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series B Notes and the Series C Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B Notes and the Series C Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series B Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series B Notes outstanding at the time of any such payment.

     1.12 The Company agrees that within 60 days of the date hereof it will enter into a security agreement with the holder granting to a collateral agent, mutually acceptable to the Lender and the Company, for the holders of the Series B Notes, a perfected security interest in the Company's plant, property and equipment, pursuant to documents and agreements in form and substance reasonably satisfactory to the Lender.

                            II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series C Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series C Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                          III.  SUBORDINATION

     3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series B Notes.

This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                         Telos Corporation




                         By: /s/  William L.P. Brownley
                         Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                                Herndon, Virginia
                                                October 13, 1995



SERIES B SENIOR SUBORDINATED SECURED NOTE DUE OCTOBER 1, 2000

FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Toxford Corporation, or assigns, (hereinafter referred to as "Toxford Corporation" or "Lender"), at c/o Rabobank, P.O. Box 348, St. Andrews House, Le Bordage, St. Peter Port, Guernsey , Channel Islands, or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of ONE MILLION FOUR HUNDRED SIXTY-SIX THOUSAND SIX HUNDRED TWENTY-SIX DOLLARS AND 53/100 ($1,466,626.53) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

This is one of a series of the Company's Notes known as its Series B Senior Subordinated Secured Notes Due October 1, 2000 (collectively referred to herein as the "Series B Notes"), all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series B Note issued to Sir Leslie Porter. The Series B Notes have been issued in the aggregate principal amount of $6,493,581.93.

                             I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series B Notes and the Series C Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B Notes and the Series C Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series B Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series B Notes outstanding at the time of any such payment.

     1.12 The Company agrees that within 60 days of the date hereof it will enter into a security agreement with the holder granting to a collateral agent, mutually acceptable to the Lender and the Company, for the holders of the Series B Notes, a perfected security interest in the Company's plant, property and equipment, pursuant to documents and agreements in form and substance reasonably satisfactory to the Lender.

                              II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series C Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series C Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                           III.  SUBORDINATION

     3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series B Notes.

This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                           Telos Corporation





                           By: /s/  William L.P. Brownley
                           Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                                 Herndon, Virginia
                                                 October 13, 1995



  SERIES C SENIOR SUBORDINATED UNSECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Drayton English & International Investment Trust, or assigns, (hereinafter referred to as "Drayton English" or "Lender"), at c/o INVESCO Asset Mgmt. Ltd., 11 Devonshire Square, London, UK EC2M4YR or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of ONE HUNDRED EIGHTY-THREE THOUSAND THREE HUNDRED THIRTY-TWO DOLLARS AND 40/100 ($183,332.40) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series C Senior Subordinated Unsecured Notes Due October 1, 2000 (collectively referred to herein as the "Series C Notes", all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series C Note issued to Sir Leslie Porter. The Series C Notes have been issued in the aggregate principal amount of $7,879,835.51.

                        I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and

January in each year.  The first interest payment shall be due
January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed money from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series C Notes and the Series B Senior Secured Notes issued by the Company contemporaneous herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series C Notes and the Series B Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series C Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series C Notes outstanding at the time of any such payment.

                         II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series B Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series B Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                       III.  SUBORDINATION

     3.1 Payment of the principal, of interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series C Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                           Telos Corporation





                           By: /s/  William L.P. Brownley
                           Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                                  Herndon, Virginia
                                                  October 13, 1995



  SERIES C SENIOR SUBORDINATED UNSECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of J.O. Hambro Investment Trust, or assigns, (hereinafter referred to as"J.O. Hambro" or "Lender"), at 30 Queen Anne Gate, London, SWIH 9AL, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of TWENTY-ONE THOUSAND FIVE HUNDRED NINE DOLLARS AND 19/100 ($21,509.19) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series C Senior Subordinated Unsecured Notes Due October 1, 2000 (collectively referred to herein as the "Series C Notes", all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series C Note issued to Sir Leslie Porter. The Series C Notes have been issued in the aggregate principal amount of $7,879,835.51.

                     I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and

January in each year.  The first interest payment shall be due
January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed money from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series C Notes and the Series B Senior Secured Notes issued by the Company contemporaneous herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series C Notes and the Series B Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series C Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series C Notes outstanding at the time of any such payment.

                        II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series B Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series B Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                        III.  SUBORDINATION

     3.1 Payment of the principal, of interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash quivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series C Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                            Telos Corporation





                            By: /s/  William L.P. Brownley
                            Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                            Herndon, Virginia
                                            October 13, 1995


   SERIES C SENIOR SUBORDINATED UNSECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of North Atlantic Smaller Companies Investment Trust, or assigns, (hereinafter referred to as "North Atlantic" or "Lender"), at 30 Queen Anne Gate, London SWIH 9AL, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of TWO HUNDRED SEVENTY-SEVEN THOUSAND NINE HUNDRED SIXTY-SIX DOLLARS AND 47/100 ($277,966.47) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series C Senior Subordinated Unsecured Notes Due October 1, 2000 (collectively referred to herein as the "Series C Notes", all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series C Note issued to Sir Leslie Porter. The Series C Notes have been issued in the aggregate principal amount of $7,879,835.51.

                            I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and

January in each year.  The first interest payment shall be due
January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

         (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed money from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

        (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

         (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

         (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series C Notes and the Series B Senior Secured Notes issued by the Company contemporaneous herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series C Notes and the Series B Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series C Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series C Notes outstanding at the time of any such payment.

                             II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series B Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series B Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                        III.  SUBORDINATION

     3.1 Payment of the principal, of interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series C Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                                    Telos Corporation





                                    By: /s/  William L.P. Brownley
                                    Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                              Herndon, Virginia
                                              October 13, 1995



  SERIES C SENIOR SUBORDINATED UNSECURED NOTE DUE OCTOBER 1, 2000

FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of John Porter, or assigns, (hereinafter referred to as "John Porter" or "Lender"), at c/o PFM Ltd. 12 Hans Road, London SW3 1RT, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of FOUR MILLION SEVENTY-NINE THOUSAND, FOUR HUNDRED THIRTEEN DOLLARS AND 36/100 ($4,079,413.36) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series C Senior Subordinated Unsecured Notes Due October 1, 2000 (collectively referred to herein as the "Series C Notes", all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series C Note issued to Sir Leslie Porter. The Series C Notes have been issued in the aggregate principal amount of $7,879,835.51.

                        I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and

January in each year.  The first interest payment shall be due
January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

      1.6  Definitions.

           (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed money from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

         (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

           (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

          (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series C Notes and the Series B Senior Secured Notes issued by the Company contemporaneous herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series C Notes and the Series B Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series C Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series C Notes outstanding at the time of any such payment.

                             II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series B Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series B Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit
Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit
Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

    2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                           III.  SUBORDINATION

     3.1 Payment of the principal, of interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series C Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                                    Telos Corporation





                                    By: /s/  William L.P. Brownley
                                    Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                               Herndon, Virginia
                                               October 13, 1995



  SERIES C SENIOR SUBORDINATED UNSECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Sir Leslie Porter (hereinafter referred to as Lender"), c/o Personal Financial Management Ltd., 12 Hans Road, London SW3 1RT, England, at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of EIGHT HUNDRED SIXTY THOUSAND NINE HUNDRED SIXTY-ONE DOLLARS AND 42/100 ($860,961.42) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series C Senior Subordinated Unsecured Notes Due October 1, 2000 (collectively referred to herein as the "Series C Notes"), all of ike tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in this Note. The Series C Notes have been issued in the aggregate principal amount of $7,879,835.51.

                        I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. Notwithstanding the foregoing, the rate of interest shall be increased to an amount necessary to result in a payment to the holder of fourteen percent (14%) per annum net of withholding for United States Federal Income Taxes, it being contemplated that Borrower shall receive substantiation for Federal Income Tax purposes of circumstances supporting withholding at a rate no greater than seventeen and one-half percent (17 1/2%) of interest hereunder. The first interest payment shall be due January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement

               (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S.
               Securities and Exchange Commission and become effective.

         (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; (b) other obligations for money borrowed from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

        (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

         (iv) "Payment Premium" shall mean an amount equal to (a) 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment minus (b) the cumulative amount payable by the Company on account of withholding taxes with respect to interest payable pursuant to Section 1.1 to the date of payment of such premium. For the avoidance of doubt, the Payment Premium shall not itself be increased on account of withholding taxes, but shall be subject to, and the amount remitted to the holder reduced by, any withholding tax to which the Payment Premium is subject, with the result that the total cost to the Company for interest, Payment Premium and withholding taxes shall equal twenty-seven and one-half percent (27 1/2%) per annum on the principal outstanding from time to time to the date of payment of the Payment Premium.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not he surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

         (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving he Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series C Notes and the Series B Notes issued by the Company contemporaneously herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series B Notes and the Series B Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series C Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series C Notes outstanding at the time of any such payment.

                            II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series B Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series B Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                         III.  SUBORDINATION

    3.1 Payment of the principal of, interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series C Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                                    Telos Corporation



                                    By: /s/  William L.P. Brownley
                                    Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                          Herndon, Virginia
                                          October 13, 1995



  SERIES C SENIOR SUBORDINATED UNSECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Second Consolidated Trust, or assigns, (hereinafter referred to as "Second Consolidated Trust" or "Lender"), at c/o Foreign & Colonial Exchange House, Primrose Street, 8th Floor, London EC2A 2NY, United Kingdom or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of SIX HUNDRED SEVENTY-SIX THOUSAND NINE HUNDRED TWENTY-NINE DOLLARS AND 88/100 ($676,929.88) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series C Senior Subordinated Unsecured Notes Due October 1, 2000 (collectively referred to herein as the "Series C Notes", all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series C Note issued to Sir Leslie Porter. The Series C Notes have been issued in the aggregate principal amount of $7,879,835.51.

                           I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and

January in each year.  The first interest payment shall be due
January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

         (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed money from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

        (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

         (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

         (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series C Notes and the Series B Senior Secured Notes issued by the Company contemporaneous herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series C Notes and the Series B Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series C Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series C Notes outstanding at the time of any such payment.

                            II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series B Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series B Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                      III.  SUBORDINATION

     3.1 Payment of the principal, of interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series C Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                                   Telos Corporation





                                   By: /s/  William L.P. Brownley
                                   Title:   Vice President, General Counsel

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF OCTOBER 13, 1995 BY AND AMONG TELOS CORPORATION, A MARYLAND CORPORATION, TELOS CORPORATION, A CALIFORNIA CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                     Herndon, Virginia
                                     October 13, 1995



  SERIES C SENIOR SUBORDINATED UNSECURED NOTE DUE OCTOBER 1, 2000

     FOR VALUE RECEIVED, Telos Corporation, a Maryland corporation, with offices at 460 Herndon Parkway, Herndon, Virginia 22070 (hereinafter referred to as "the Borrower" or "the Company"), promises to pay to the order of Toxford Corporation, or assigns, (hereinafter referred to as "Toxford Corporation" or "Lender"), at c/o Rabobank, P.O. Box 348, St. Andrews House, Le Bordage, St. Peter Port, Guernsey, Channel Islands, or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of ONE MILLION SEVEN HUNDRED SEVENTY-NINE THOUSAND SEVEN HUNDRED TWENTY-TWO DOLLARS AND 79/100 ($1,779,722.79) on October 1, 2000 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series C Senior Subordinated Unsecured Notes Due October 1, 2000 (collectively referred to herein as the "Series C Notes", all of like tenor, except as to the identifying number and principal amount thereof and except for certain variations contained in the Series C Note issued to Sir Leslie Porter. The Series C Notes have been issued in the aggregate principal amount of $7,879,835.51.

                           I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of fourteen percent (14%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and

January in each year.  The first interest payment shall be due
January 1, 1996 and shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on October 1, 2000, together with accrued and unpaid interest on this Note. In addition, interest shall be payable at the rate provided in Section 1.1 hereof on any Payment Premium from the date such premium is due until paid in full.

     1.3 Principal, premium, if any, and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid, together with, to the extent not prohibited by applicable law, a Payment Premium.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount equal to the lesser of (i) the Net Proceeds of such Public Offering or Refinancing or (ii) the amount determined in accordance with S 1.6(iv). The Net Proceeds shall be applied toward the payment of the outstanding and unpaid principal balance of the Notes, accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, such Payment Premium.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon and, to the extent not prohibited by applicable law, a Payment Premium in the amount determined in accordance with S 1.6(iv).

     1.6  Definitions.

          (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

         (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $1,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed money from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

        (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

         (iv) "Payment Premium" shall, except as otherwise provided in S 1.4, mean an amount equal to 13 1/2% per annum, compounded semiannually from and after the date hereof until paid, on the principal amount of this Note outstanding from time to time until the time of payment.

          (v) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities Exchange Act of 1934, as amended), or a sale by the Company of all or substantially all of its assets.

         (vi) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 At any time after the third anniversary of the date hereof, the holders of a majority in outstanding principal amount of the Series C Notes and the Series B Senior Secured Notes issued by the Company contemporaneous herewith may request, in writing, that the Company effect a Public Offering, at the Company's cost and expense. Upon receipt of any such request, the Company shall, as expeditiously as possible, use its best efforts to effect a Public Offering, with the objective of realizing Net Proceeds sufficient to pay the then-outstanding principal balance of the Series C Notes and the Series B Notes together with accrued, unpaid interest thereon, and, to the extent not prohibited by applicable law, a Payment Premium in an amount determined in accordance with S 1.4.

     1.8 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.9 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.10 Payments made on account hereof shall be applied first to accrued and unpaid interest, then to principal, then to interest on any unpaid Payment Premium and then to the Payment
Premium, if any.

     1.11 All payments made by the Company on account of the Series C Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series C Notes outstanding at the time of any such payment.

                            II.  DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this Note: (a) the failure to pay, when due, any amount of principal, or no more than five days after due date any amount of premium, if any, or interest on this Note or the Series B Notes, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note or the Series B Notes, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) any representation or warranty of the Company under the Bridge Notes Exchange and Conversion Agreement of even date herewith shall be materially false on the date it was made, or (e) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a California corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

     2.2 If an Event of Default occurs, the Lender, at his option, may accelerate this Note and may by written notice to Borrower declare the entire unpaid principal amount of this Note and all interest accrued and unpaid thereon to be immediately due and payable whereupon the unpaid principal amount and all such accrued interest shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind. The failure of the Lender to give such notice shall, in no event, be deemed a waiver of any of the Lender rights hereunder as long as the Event of Default continues.

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder when due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                      III.  SUBORDINATION

     3.1 Payment of the principal, of interest on and Payment Premium on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series C Notes.

     This Note shall be construed and enforced in accordance with, and governed by the laws of, the Commonwealth of Virginia without giving effect to conflict of laws principles.

     The parties hereto, including the undersigned Borrower and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment, or forbearance or other indulgence without notice.

                                   Telos Corporation





                                   By: /s/  William L.P. Brownley
                                   Title:   Vice President, General Counsel