Form 10-K
period 1995-12-31
TELOS CORP
filed 1996-04-01
CIK 320121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995

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

                                     C3, INC
                           (Former Name of Registrant)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days. YES X      NO
                                       --        --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No public market exists for the registrant's Common Stock.

As of March 1, 1996, the registrant had 23,076,753 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

Incorporation by Reference:  None
Number of pages in this report (excluding exhibits):   55

                                     PART 1

Item 1. Business

History and Introduction

         Founded in 1968, Telos Corporation ("Telos" or the "Company") provides information and network technology products and services primarily to the government and industry. The Company's offerings encompass the full life cycle of computer services, including analysis, system specification, evaluation, hardware and software integration, deployment, installation, training, hardware maintenance and software sustainment.

         A substantial portion of the Company's revenues are generated by long-standing customers. In 1995, over 55% of the Company's total revenue was generated from customers who have done business continuously with the Company for at least five years. For example, since 1976, the Company has provided life-cycle software engineering services for the U.S. Army's tactical fire support systems. The first contract award from this customer was for $1.7 million of software services. Since 1976, the Company has generated $197 million of revenue from this customer, and in May 1994 a new five-year contract for an additional $90 million was awarded. In addition, the Company has historically received orders from this customer for follow-on work, which may significantly increase the contract amount. The most recently completed fire support contract was for an initial award of $70.5 million; however, $99.4 million was recognized in revenue as a result of follow-on work.

         Certain other long-term customers of the Company include the California Institute of Technology's Jet Propulsion Laboratory, for which the Company has designed, developed and supported ground based telemetry and mission operations systems since 1975; subsidiaries of Hughes Aircraft Company, for which the Company has provided technical consultation, design, development, and test support for tactical military systems since 1969; the U.S. Coast Guard, for which the Company has provided integrated hardware solutions and technical support services since 1981; and the U.S. Navy and Marines, for which the Company has provided ruggedized computer systems since 1988.

         The Company has further enhanced its ability to deliver solutions to its customers' information requirements by providing tools and applications focused in emerging information and network technology markets. These tools and applications include, data mining, data warehousing, middleware connectivity, public-private network security, data access and workflow, high speed information exchange and communication systems; and electronic commerce. The
Company also offers proprietary software applications that support Internet-based electronic commerce, criminal justice, military tactical, and simulation training environments.

         Customers include organizations in numerous agencies of federal, state, and local governments, as well as financial, industrial, and services industries. The Company provides its services primarily in the United States and in a limited number of international markets.

Operating Groups

         The Company provides its services through three operating groups. Although the groups operate on a substantially decentralized basis, they work together to offer customers a broad range of information and network technology services. The Company believes that this cooperative approach enables each of the operating groups to offer its services in specific market segments using their specialized expertise and market knowledge, while drawing on the market access, technical breadth and management capability of the entire Telos organization. The market segments in which the Company operates and the operating groups performing services within these areas are as follows:

         o Systems and Services provides computer and large scale network integration services to customers through software and hardware engineering; computer hardware integration and component manufacture; and installation, training and service support.

         o    Field  Engineering   provides  computer  hardware  maintenance  to
              federal, state and local government clients, as well as commercial entities.

         o Consulting Services provides computer consulting services and contract labor to support its customers' existing information technology capabilities. Specific tasks include concept formulation, system specification, system engineering design/development, and project management.

Systems and Services

         The Company's Systems and Services Group provides turnkey system solutions and maintains and extends the life of existing systems through technology insertion, system redesign, and software reengineering. The units also perform value engineering and system integration activities, including design and manufacturing engineering, network integration, data warehousing and middleware connectivity, COTS integration, system installation, and support services. This group (i) holds the largest network integration contract ever awarded by the federal government, a three year contract representing backlog of over $900 million (see backlog discussions), (ii) is the largest provider of life cycle software engineering services to the U.S. Army and (iii) is the largest provider of ground based technical services to the California Institute of Technology Jet Propulsion Laboratory, a federally funded Research and Development Center managed by the National Aeronautics and Space Administration ("NASA"). Additionally, the group is developing and installing the information system technology infrastructure in support of the Immigration and Naturalization Service ("INS").

         Telos' Systems and Services group is a leading implementer and innovator of enabling technology. In 1981, the group implemented one of the first client-server architectures for the U.S. Coast Guard and, as a system integrator, developed the Navy's flagship desktop tactical computer system, the DTC-II. Today, one of the main focuses of the group is developing and bringing to market software applications to support the emerging Internet marketplace. Subsequent to December 31, 1995 the Company formed enterWorks.com, a wholly-owned subsidiary focused on the Internet and related software products including Pangaea, the Company's Commerceware product line, to pursue and expand such opportunities.

         For fiscal year 1995, this group generated $142.9 million in revenues, or 70.5% of the Company's total revenues. Of this amount, contracts with the U.S. Army Communications-Electronics Command for its fire support and communication life cycle software engineering contracts and its contract with the Immigration and Naturalization Service accounted for 26% and 20%, respectively, of the Company's total revenue in 1995.

Field Engineering

         Hardware maintenance services are provided by the field engineering group, known as Telos Field Engineering ("TFE"). TFE was formed in 1977 and provides a "one stop" maintenance service approach that includes hardware maintenance and repair, quality assurance, configuration management, and property management. In response to the increasing prevalence of customers owning more than one type or brand of computer, TFE specializes in third party maintenance of computer hardware and peripheral equipment manufactured by others. The majority of TFE's revenues are generated from work performed on Sun Microsystems, DEC, IBM, Data General, Hewlett-Packard, Wang, and Telos (previously known as C3) equipment.

         For fiscal year 1995, TFE generated revenues of $32.8 million or 16.2% of the Company's total revenue.

Consulting Services

         Consulting services are provided by Telos Consulting Services ("TCS"). TCS, formed in 1969, delivers consulting expertise, primarily on a contract labor basis, in support of the client's own information technology capabilities. TCS's areas of expertise include business process reengineering, team application development, software and hardware engineering and analysis, networking, computer security, team facilitation, and team communication. Operating from eleven field offices throughout the United States, TCS supports a business base of several hundred clients, many with multiple contracts. TCS's staff of professionals work as part of client organizations' teams, helping customers meet their organizational goals.

         For fiscal year 1995, TCS generated revenues of $27.1 million or 13.3% of the Company's total revenue.

Revenues by Major Market and Significant Customers

Revenue by major market for the Company is:

                                    Percentage of total revenues for fiscal year
                                    1995                1994               1993

Federal Government                  80.6%               84.5%              89.0%
Commercial                          15.2                11.4                7.8
State and local  governments         4.2                 4.1                3.2
                                    ----                ----              ------
         Total                     100.0%              100.0%             100.0%
                                   =====               =====              =====


         Total Company revenue at December 31, 1995 includes 43.1% of revenue from contracts with the Department of Defense, 6.1% of revenue from subcontracts with U.S. government prime contractors, 6.0% of revenue from the contracts with National Aeronautics and Space Administration ("NASA"), and 20.0% of revenue from contracts with the U.S. Department of Justice.

Overview of 1995

         The Company viewed 1995 as a year to solidify its market position in existing markets, achieve profitability, and create value through planned and focused diversification in emerging markets. The Company was successful in achieving these goals.

         From a market positioning stand-point, the Company was successful in its efforts to maintain and increase its contract base. During 1995, the Company won a significant rebid with an award from the U.S. Army Communication-Electronics Command of $118 million for systems and software engineering. Additionally, the Company won the largest network integration contract ever awarded by the federal government, a three year contract representing backlog of over $900 million.

         The Company achieved profitability and positioned itself for future stability and growth through investment in bid and proposal, marketing and sales activities. During 1995, the Company achieved 310% growth in total backlog, establishing a solid base for future years. (See Backlog). While there can be no assurance of future contract awards, the Company continued to invest in its marketing, proposal and sales activities in 1995 in order to develop and capture new business opportunities.

         In the area of focused diversification, the Company is establishing itself in two emerging markets: internet commerce and international business. With regard to the emerging internet market, the Company has enhanced and expanded its Commerceware product line, Pangaea. The Company's second generation firewall, NetSeer, and its middleware connectivity/data mining product, Virtual db, were successfully released and are in use by commercial customers, including McDonnell Douglas, Northrop Grumman, and the Internet Cafe. In addition, the Company established an international joint venture to pursue third party maintenance contracts in the Middle East.

         During 1995, the Company continued the streamlining and consolidation of its infrastructure with consolidation of marketing efforts as well as consolidation of various general and administrative functions. The Company continuously evaluates its organizational structure in response to customer and market demands as well as to ensure it is providing cost effective solutions. In order to gain further operational efficiencies, in 1996 the Company will consolidate and reorganize certain divisions.

Competition

         The segments of the information services industry in which the Company operates are highly fragmented with no single company or small group of companies in a dominant position. Some of the Company's competitors also operate in international markets, along with other entities that operate exclusively or primarily outside the United States. Some of the larger competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms that compete with the Company are consulting firms, computer services firms, applications software companies and the consulting groups of accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. Thousands of firms fall into these categories. Among the major competitors are AT&T, Computer Data Systems, Computer Sciences Corporation, Electronic Data Systems Corporation, Unisys, Scientific Applications International Corporation, GTE Corporation and General Electric Corporation. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are competitors of the Company. Some of the Company's competitors have greater financial and other resources than the Company and may have greater capabilities to perform services similar to those provided by the Company.

         The Company believes that the principal competitive factors in the segments of the information and network technology market in which it competes include project management capability, technical expertise, and reputation for providing quality service and price. The Company believes its technical competence in computer engineering, systems software, engineering, system and network integration, and hardware maintenance will enable it to compete favorably in the information and network technology market.

Employees

         The Company employs approximately 1,658 persons as of December 31, 1995. The services the Company provides require proficiency in many fields, such as computer science, mathematics, physics, engineering, operations research, economics, and business administration.

         Of the total Company personnel, approximately 955 provide Systems and Services, 295 provide Maintenance Services, and 280 provide Consulting Services. An additional 128 employees provide corporate and business services functions.

Backlog

         Many of the Company's contracts with the U.S. Government are funded by the procuring government agency from year to year, primarily based upon the government's fiscal requirements. This results in two different categories of backlog: funded and unfunded. Total backlog consists of the aggregate contract revenues remaining to be earned by the Company based on total contract value over the life of its contracts, whether or not funded. Funded backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts. Unfunded backlog is the difference between total backlog and funded backlog. Included in unfunded backlog are revenues that may be earned only if customers exercise delivery orders and/or renewal options to continue existing contracts.

         A number of contracts undertaken by the Company extend beyond one year, and accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to whether or when revenue will be realized on projects included in the Company's backlog.

         At December 31, 1995 and 1994, the Company had total backlog from existing contracts of $1.3 billion and $328.4 million, respectively. This is the maximum value of additional future orders for systems, products, consulting services, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the client, over periods extending up to five years. Approximately $65.6 million and $93.4 million of the total was funded backlog at December 31, 1995 and 1994, respectively.

Other

         The Company  has been  incorporated  under the laws of  Maryland  since
1971.

         In 1995, the Company's shareholders and directors approved an amendment to the Company's Charter changing the Company's name to Telos Corporation. References to the "Company" or to "Telos" herein represent Telos Corporation (Maryland) (formerly C3, Inc.,) and except where expressly noted, its consolidated subsidiaries. References to "Telos Corporation (California)" are to the Company's wholly-owned subsidiary.

Item 2.  Properties

         The Company leases 150,256 square feet of space in Herndon, Virginia for its corporate headquarters, integration facility, and primary service depot. This lease expires in March 1997, with a five year extension available at the Company's option. The Company, given its recent contract wins, has assessed its current office and integration space requirements. In March 1996, the Company signed a long-term lease for a building in Loudoun County, Virginia that will serve as its Corporate headquarters as well as provide significant additional manufacturing and integration space.

         The Company leases additional space for regional field engineering, contract work sites, training, and sales offices in 53 separate facilities located in 22 states, the District of Columbia, and Europe under various leases, each of which expires on different dates through February, 2000. The Company also owns two buildings and a warehouse in Amery, Wisconsin. One of these two owned buildings is currently being leased to another company.

Item 3.  Legal Proceedings

         A description of certain legal matters follows:

Rosecliff, Inc., et al v. C3, Inc., et al. (94 CIV. 9104)
- - ---------------------------------------------------------

         This case was filed in December, 1994 in the United States District Court for the Southern District of New York. Rosecliff, Inc. ("Rosecliff") is a merchant banking group with whom the Company had been negotiating an equity/subordinated debt private placement transaction. Upon termination of this transaction, Rosecliff filed a suit seeking payment of its expenses, the specific enforcement of the acquisition agreement (or in the alternative lost profits) and $1 million for the violation of the "no-shop" provision in the Agreement. On motion to dismiss, the Court dismissed the claim seeking specific enforcement or lost profits (whether the plaintiffs will seek to replead that claim is unclear). A magistrate has recommended that the Company be held liable for the payment of Rosecliff's expenses in the amount of $1.1 million. Discovery is ongoing as to the remainder of the suit. While no ultimate assurances can be made as to those claims that the Court has not dismissed, the Company believes it has substantial defenses to the claim for violation of the no-shop provision and has made adequate provision for the payment of Rosecliff expenses.

         The Company is a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of fiscal year 1995, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters

         No public market exists for the Company's Class A or B Common Stock. As of March 1, 1996, there were 72 holders of the Company's Class A Common Stock and 3 holders of the Company's Class B Common Stock.

Item 6.  Selected Financial Data

         The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this document.

                                                 OPERATING RESULTS

                                                Year Ended December 31                  Nine Month Period Ended
                                                ----------------------                  -----------------------
                                  1995            1994           1993        1992(1)      December 31, 1991
                                  ----            ----           ----        -------      -----------------
                                                (amounts in thousands)

Sales                           $202,828        $175,121       $211,229     $224,751           $82,798

Operating income (loss)            6,554          (4,189)         8,888        2,747             1,197

Income (loss) before
   extraordinary item              1,015         (12,421)           548       (2,615)              930

Extraordinary item                    --            (196)           ---        4,316               456

Net income (loss)                  1,015         (12,617)           548        1,701             1,386



                                                FINANCIAL CONDITION

                                                          As of December 31
                                  ------------------------------------------------------------------
                                  1995            1994          1993        1992(1)             1991
                                  ----            ----          ----        -------             ----
                                                       (amounts in thousands)

Total assets                     $94,492         $86,872        $84,796      $97,277           $54,216

Debt (2)                          47,316          40,414         30,790       40,710            23,126

Senior redeemable
   preferred stock                 4,494           4,192          3,922        3,653             8,256

Class B redeemable
   preferred stock                10,252           9,497          8,822        8,149               ---

Redeemable preferred
   stock                          18,647          14,263         11,417        9,951             8,564

(1) See Note 1 to the Consolidated Financial Statements included in Item 8 regarding the acquisition of Telos Corporation during fiscal year 1992.

(2) See Note 5 to the Consolidated Financial Statements in Item 8 regarding debt obligations of the Company at December 31, 1995. Total debt obligations include amounts due under the senior credit facility and senior subordinated notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Over the past two years, the Company has invested significant resources into marketing, bid and proposal efforts, and into development of certain software and hardware products. The purpose of the marketing investment was to
(1) retain significant contracts that were being rebid and (2) to capture new business. The Company has won all of its significant rebids including a $118 million software services contract with the U.S. Army Communications-Electronics Command. In addition, in 1995, the Company was awarded the Army's Small Multiuser Computer II Contract, which has a potential value of $907 million, the Realtime Automated Personnel Identification System ("RAPIDS") contract valued at nearly $18 million and a contract with the United States House of Representatives with a minimum value of $3.4 million.

         As a result of the above contract awards, total backlog from existing contracts increased to $1.3 billion as of December 31, 1995, as compared to $328.4 million at December 31, 1994. As of December 31, 1995, the funded backlog of the Company totaled $65.6 million as compared to $93.4 million at December 31, 1994.

         The Company has also invested in certain new software products primarily focused around the Internet. These investments have led to the development of a number of software products including NetSeer, an Internet firewall product, and Pangaea, the Company's Commerceware product line. The Company has also invested in certain new computer hardware products in support of new contract and business initiatives. While there can be no assurance as to the ultimate success of these investments, management believes that these investments will provide the Company with opportunity to expand its presence in the rapidly growing Internet market and to obtain additional revenues through new contract vehicles.

Revenue by Contract Type

         Approximately 84.8% of the Company's total revenues in 1995 were attributable to contracts with federal, state, and local governments, including 80.6% attributable to the federal government. The Company's revenues are generated from various contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has minimal long-term fixed price development contracts. The Company's firm fixed price contracts represent either contracts for the purchase of computer equipment at established contract prices or contracts for maintenance of computer hardware. A significant portion of the Company's revenue is from time and material and cost reimbursable contracts, which generally allow the pass-through of allowable costs plus a profit margin. For the year ended December 31, 1995, revenue by contract type was as follows: time and material, 36.7%; firm fixed price, 36.1%; cost reimbursable, 18.7%; fixed monthly rate, 8.1%; and other, 0.4%. While the Company has not experienced any significant recent terminations or renegotiations, government contracts may be terminated or renegotiated at any time at the convenience of the government.

Statement of Income Data

         The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

                                                            Year Ended December 31
                                     ---------------------------------------------------------------------
                                            1995                      1994                   1993
                                     ---------------------    ------------------     ---------------------
                                                            (dollar amounts in thousands)

Sales                                  $202,828    100.0%      $175,121      100.0%    $211,229      100.0%

Cost of sales                           167,578     82.6        147,236       84.1      173,651       82.2
Selling, general and
   administrative expenses               26,326     13.0         28,896       16.5       25,512       12.1
Goodwill amortization                     2,370      1.2          3,178        1.8        3,178        1.5
                                         ------      ---         ------       ----       ------       ----

   Operating income (loss)                6,554      3.2         (4,189)      (2.4)       8,888        4.2

Interest expense                         (5,491)    (2.7)        (4,057)      (2.3)      (3,028)      (1.4)
Other income (expense)                       27       --         (5,458)      (3.1)      (3,440)      (1.6)
                                            ---      ---          -----        ---        -----       ----
Income (loss) before
   taxes and minority interest            1,090      0.5        (13,704)      (7.8)       2,420        1.2

Income tax provision (benefit)               75      --          (1,283)        .7        1,872         .9
Extraordinary item                           --      --            (196)       (.1)          --         --
                                            ---     ---           ------     ------       -----       ----
Net income (loss)                       $ 1,015      0.5%      $(12,617)      (7.2)%     $  548         .3%
                                         ======      ===         ======       ====        =====      =====

Financial Data By Market Segment

         The Company operates in three market segments: systems and services (the "Systems and Services Group"), which consists of systems integration and software services; computer hardware maintenance (the "Field Engineering Group"); and consulting services (the "Consulting Group"). Field engineering and consulting services are considered by the Company to be additional segments of the complete life cycle services offered by the Company. The Company is currently evaluating its organizational structure and its defined market segments and in order to gain further operational efficiencies, in 1996 the Company will consolidate and reorganize certain divisions.

         Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

                                                            Year Ended December 31
                                    -------------------------------------------------------------------
                                            1995                      1994                      1993
                                    ----------------------    -----------------------   ---------------
                                                             (dollar amounts in thousands)
Sales:
    Systems and Services                   $142,939                 $116,059                 $145,433
    Field Engineering                        32,820                   34,617                   41,852
    Consulting Services                      27,069                   24,445                   23,944
                                            -------                 --------                ---------
      Total                                $202,828                 $175,121                 $211,229
                                            =======                  =======                  =======

Gross Profit:
    Systems and Services                    $26,844                 $ 18,132                $  27,851
    Field Engineering                         3,393                    5,326                    6,815
    Consulting Services                       5,013                    4,427                    2,912
                                             ------                 --------                 --------
      Total                                 $35,250                $  27,885                $  37,578
                                             ======                 ========                  =======

Gross Margin:

    Systems and Services                      18.8%                     15.6%                   19.2%
    Field Engineering                         10.3%                     15.4                    16.3
    Consulting Services                       18.5%                     18.1                    12.2
                                              ----                      ----                    ----
      Total                                   17.4%                     15.9%                   17.8%
                                              ====                      ====                    ====


Results of Operations

Years ended December 31, 1995 and 1994

         Sales increased $27.7 million, or 15.8%, from $175.1 million to $202.8 million for the year ended December 31, 1995 as compared to the same 1994 period. This increase was primarily attributable to the Systems and Services Group, which reported an increase in sales of $26.9 million for the year, and to the Consulting Group which reported increased sales of $2.6 million. These increases were offset by a decline in sales in the Field Engineering Group of $1.8 million for the year.

         Within the Systems and Services Group, systems integration sales accounted for the majority of the increase, as sales improved $30.7 million to $70 million in 1995 from $39.3 million in 1994 due to increased order volume during the second half of 1995. Increased orders in systems integration were due to the INS contract, as well as increased sales in other business lines of the division. Software services sales experienced a decline of $3.8 million for the year ended December 31, 1995 as compared to the same period in 1994. These decreases in sales were due to declines in contract activity on existing contracts as well as certain contracts not being renewed during 1995.

         The increase in Consulting Services sales of $2.6 million is attributable to expansion of the breadth of services within this group in such areas as system integration services and software products, as well as an increase in billable hours in its traditional business areas. The revenue decline in the Field Engineering Group is primarily due to lower warranty revenue resulting from the low 1994 system integration sales, lack of follow-on maintenance contracts after the end of the warranty period for certain of the TSI equipment previously sold and delayed starts on certain of the Group's recent contract awards. In addition, the Field Engineering Group is experiencing a shift in its business as its customers migrate from mainframe computing to distributed processing through personal computers and networks. Generally, maintenance services for distributed processing equipment generate a lower revenue stream as billing rates for maintaining personal computers are lower.

         Based on the Company's significant growth in backlog, 1996 should present significant opportunities for revenue growth. However, sales have been adversely impacted during the first quarter of 1996 by the Federal government shutdown and budget impasse that occurred in late 1995 and early 1996. As the Company begins its 1996 fiscal year, the Company has experienced reduced order flow on its large equipment contracts with certain agencies of the Federal government. Accordingly, the Company anticipates lower sales and profitability for the first half of 1996 than might otherwise have been expected given its performance in the second half of 1995. It is management's belief that sales and related profitability should recover during the second half of 1996, although there can be no assurance as to such performance.

         Cost of sales increased by $20.3 million, or 13.8%, to $167.6 million in 1995, from $147.2 million in 1994. This increase is the result of the increase in sales for the period.

         Gross profit increased by $7.4 million for the year to $35.3 million, from $27.9 million in the comparable 1994 period. The increase in the period is primarily attributable to the higher sales volume previously discussed within the Systems and Services Group and the Consulting Services Group. These increases were offset by declines in gross profit for the Field Engineering Group, attributable primarily to start-up costs associated with recent contract awards as well as lower profit margins associated with maintaining distributed processing equipment. Also negatively impacting profit margins of the Group is the investment currently being made in certain international offices to support the Company's international efforts. The Group has recently undertaken a number of cost-cutting measures such as staff reduction and branch consolidation to increase its profitability. The Company's gross margin was 17.4% for the year ended December 31, 1995 as compared to 15.9% for the comparable period of 1994.

         Selling, general, and administrative expense ("SG&A") decreased for the year by approximately $2.6 million, to $26.3 million in 1995 from $28.9 million in 1994 for the comparable period. These decreases were primarily due to reduced expenses associated with research and development initiatives, lower contract rebid efforts in 1995 as compared to 1994, and reduced expenses in certain administrative cost areas. Also, in 1995, based on a review of its operations and requirements, the Company had certain one-time adjustments to previously recorded reserves which reduced SG&A by $1.7 million in such areas as employee benefits and certain closure reserves. For 1996, the Company believes that SG&A will increase over 1995 levels due to additional investment in sales, marketing and products, and taking into account the effect of the one time adjustments described above. SG&A as a percentage of sales decreased to 13.0% for the year ended December 31, 1995 from 16.5% in the comparable 1994 period.

         Goodwill amortization expense was $2.4 million for the year ended December 31, 1995 compared to $3.2 million for the period ended December, 1994. The reduction in goodwill amortization is attributable to the completion of the amortization of the goodwill created by the 1989 leveraged buyout of the Company. The Company continues to amortize the goodwill balance which resulted from the acquisition of Telos Corporation (California).

         Operating income (loss) increased by $10.8 million to $6.6 million in the year from ($4.2) million in the comparable 1994 period as a result of the aforementioned increases in sales and gross profit.

         Other non-operating income was approximately $27,000 for the year ended December 31, 1995 compared to approximately $5.5 million of other non-operating expense in the comparable 1994 period. The $5.5 million expense in 1994 was attributable to costs incurred from attempts to recapitalize the Company's balance sheet and refinance the Company's existing debt. It was also due to the write-off of the remaining asset value of a software license purchased from Sapien's International in 1993. (See the transaction costs section in Note 5 as well as the discussion of Sapiens International in Note 8 to the consolidated financial statements.)

         Interest expense increased approximately $1.4 million to $5.5 million for the year ended December 31, 1995 from $4.1 million in the comparable 1994 period. The variance is a result of the increase in the average outstanding balance of the senior credit facility and related interest rate, as well as an increase in the outstanding balance of the subordinated debt and related interest rate. The Company believes its interest expense in 1996 will at least approximate the 1995 level and may be higher depending on its working capital financing requirements.

         The Company had an income tax provision of $75,000 for the year ended December 31, 1995 primarily due to state income taxes. For the comparable period of 1994, the Company had a tax benefit of $1.3 million.

Years Ended December 31, 1994 and 1993

         The Company viewed 1994 with several objectives. These objectives included completing a refinancing/recapitalization in order to provide enhanced liquidity and funding for future growth. Second, to increase bid and proposal spending to retain existing contracts up for rebid and to increase the Company's contract base through new awards. Third, to continue to consolidate and streamline its administrative functions as well as enhance its internal information systems. The Company was successful in expanding its contract base as demonstrated by its backlog growth. The Company also continued to consolidate administrative functions including finance and accounting and certain marketing efforts. The Company was not successful in completing several refinancing and recapitalization alternatives, and incurred significant costs in doing so. However, funding of the Company's financial requirements was completed by a combination of an increased senior credit facility and additional advances by certain of the Company's existing shareholders.

         Sales declined $36.1 million, or 17.1%, from $211.2 million to $175.1 million for the year ended December 31, 1994 as compared to 1993. The decrease for the year is primarily attributable to the Systems and Services Group, which reported decreases in sales of $29.4 million for the year and to the Field Engineering Group, which reported decreased sales of $7.2 million for 1994 as compared to 1993.

         Within the Systems and Services Group, systems integration sales accounted for the majority of the decrease, as sales declined $25.3 million for the year, due to reduced order volume which began in the fourth quarter of 1993 and continued throughout 1994. The reduced volume was a result of completion of a large contract with the U.S. Navy in 1993 and lack of a significant new contract. Services sales declined $4.1 million for the year ended December 31, 1994 due to reduced contract volume. The reduced volume in services is due to the completion of certain contracts either as a result of the contract requirements ending or the follow-on contract becoming small business set aside contracts.

         The decline in sales within the Field Engineering Group of $7.2 million for 1994 is attributable to the shutdown of a board repair facility, reductions in contract activity for the segment and a reduction in warranty services related to systems integration customers.

         Cost of sales decreased by $26.4 million, or 15.2%, to $147.2 million for the year ended December 31, 1994, from $173.6 million in 1993. The decline is the result of the decrease in sales for the year.

         For 1994, gross profit decreased by $9.7 million to $27.9 million from $37.6 million in 1993. The decline is primarily attributable to the lower sales volume previously discussed within the Systems and Services Group and the Field Engineering Group. The gross overall margin for 1994 was 15.9% as compared to 17.8% for the comparable period of 1993.

         Selling, general, and administrative expense ("SG&A") increased by approximately $3.4 million, to $28.9 million in 1994 from $25.5 million in 1993. The increase is primarily due to an increase in marketing and bid and proposal costs, funding of new product development and technology research, and increased internal information system spending to enhance the Company's capability. Also, SG&A for 1994 includes the costs associated with Mr. Beninati's decision to resign as Chairman of the Board. Mr. Beninati will continue to serve as a director of the Company. SG&A as a percentage of sales increased to 16.5% in 1994 from 12.1% in the comparable 1993 period.

         Goodwill amortization expense was $3.2 million in each of 1994 and 1993, as the Company continues to amortize its goodwill balance which resulted primarily from the acquisition of Telos Corporation (California) in 1992.

         Operating income decreased by $13.1 million to a loss of $4.2 million for the year from $8.9 million in 1993, as a result of the aforementioned declines in sales and gross profit as well as SG&A expenditures.

         For 1994, non-operating expenses were $5.5 million as compared to an expense of $3.4 million for 1993. During 1994 the Company attempted to restructure its debt and capital structure. During the fourth quarter of 1994, the Company concluded that the pending transactions were not going to be completed and therefore expensed the associated costs that the Company had incurred. Such expenses total $4.1 million, of which $1.9 million has been paid at December 31, 1994. The Company recorded these financing expenses as non-operating for financial statement presentation purposes. Also, during the fourth quarter of 1994, the Company reassessed its business plans and strategy for the mainframe software license tools purchased. As a result of concluding that the initial strategy was not going to produce the business results first planned, the Company wrote-off the remaining asset value of the license investment. As the investment in licenses did not contribute to the operations, the Company recorded the $1.4 million charge as a non-operating expense.

         In 1993, the Company incurred $3.2 million in costs in connection with the settlement of a shareholder suit. These costs represented legal fees paid on behalf of the Company and other parties to the suit, and estimated future consulting fees and expenses incurred in connection with the suit.

         Interest expense for 1994 increased $1.1 million to $4.1 million from $3.0 million in 1993. The increase is a result of the increase in the outstanding balance of the senior credit facility and the related interest rate due to increases in the prime lending rate. Also, during 1994, the Company recorded interest expense of $410,000 associated with the funding by its majority shareholder, Mr. John R.C. Porter ("Porter") (see "Liquidity and Capital Resources" below).

         The income tax benefit of $1.3 million for the year ended December 31, 1994, due to the carryback of the operating loss, compares to a provision of $1.9 million in the comparable 1993 period.

         The  $196,000  of  extraordinary  loss in 1994  results  from the early
retirement  of  $1.8  million  of  senior   subordinated  notes  and  represents
unamortized debt discount that was expensed when the notes were retired.

Liquidity And Capital Resources

         In 1995, the Company experienced improved liquidity particularly during the third and fourth quarters. This improvement in liquidity resulted from the completion of the transaction with certain of the Company's common shareholders whereby the shareholders provided $13.5 million of cash to the Company for the retirement of senior subordinated notes, held by Union de Banques Suisses (Luxembourg) S.A. ("UBS"), and for the reduction of the outstanding balance of the senior credit facility. The Company issued Senior Subordinated Notes - Series B and C, in the total amount of $14.4 million in October 1995 to the shareholders providing the cash infusion.

         Also improving the Company's liquidity were significantly improved operating results in the third and fourth quarter of 1995. The combined third and fourth quarter net income totaled $913,000 as compared to net income of $102,000 for the first two quarters of 1995. The improved results were due to significantly higher revenue in the last two quarters of 1995 due primarily to the increased volume in the Company's system integration division.

         For the year ended December 31, 1995, the Company used approximately $6.4 million of cash in operating activities. This use of cash in operations was primarily a result of the increases in the accounts receivable and inventory balances after adjustment for non-cash items. The growth in accounts receivable and inventory was primarily due to increased third and fourth quarter revenue activity thereby increasing products and services purchased from the Company's vendors. Also contributing to the growth in accounts receivable at December 31, 1995 was the Federal government shut-down which resulted in the closing of one of the Company's significant customers and its paying office. The Company also used cash in purchase of property and equipment as well as in investments in internally developed software and hardware products for sale to third parties. The use of cash resulting from the operating and investing activities was funded by the issuance of the senior subordinated notes as mentioned above.

         At December 31, 1995, the Company had an outstanding balance of $32.3 million on its $45 million senior credit facility. The facility is collateralized by certain assets of the Company (primarily inventory and accounts receivable) and the amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. At December 31, 1995, the Company, under its borrowing base formula, had $7,200,000 of unused availability. The facility expires on July 1, 1996.

         At December 31, 1995, the Company was not in compliance with two of the four financial covenants contained in the Facility. Subsequent to December 31, 1995, the Company's bank waived the non-compliance with the covenants and entered into an agreement with the Company to refinance its $45 million Facility and extend the maturity date to July 1, 1997. Other terms and conditions of the Facility are similar to the Company's previous Facility.

         With the contract awards in 1995, the Company is evaluating its financing requirements to support these contracts. The Company anticipates that its current Facility will be adequate for the first half of 1996. The Company currently believes that an expanded senior credit facility may be required in the future and is currently reviewing with its senior lender a prospective multi-bank syndication arrangement.

         The Company is actively reviewing its business opportunities surrounding its Internet products. Subsequent to December 31, 1995 the Company formed enterWorks.com, a wholly-owned subsidiary focused on the Internet and related software products, including Pangaea, to pursue and expand such opportunities. While the Company is currently funding the on-going product development and business growth in this area, it is reviewing the potential for external capital to fully exploit this emerging market and to build the enterWorks.com business.

         During the first quarter of 1996, the Company's liquidity was impacted by the various Federal Government shutdowns and the related impasse on the 1996 Federal Government budget. While the services side of the Company's business was generally unaffected, certain of its large equipment contracts within its system integration division were adversely impacted both through reduced order volume and collections on outstanding accounts receivable. The effect of this was an overall reduction in the Company's liquidity. The Company has counteracted this negative effect with an aggressive cash management program. One of these aggressive actions has been to establish extended payment terms to the Company's vendors as well as to reduce discretionary spending in certain areas. While the Company has recently begun to see improved order flow and cash collections, the Company believes that the impact from the Government shut-down and budget impasse will be felt through the middle of the second quarter of 1996 in its results from operations and financial condition.

         The Company has a net deferred tax asset of $3.1 million at December 31, 1995. Management believes that the asset is fully realizable given the Company's existing backlog and projected future taxable income and the expected reversal of temporary differences existing at December 31, 1995.

Capital Expenditures

         The Company believes that its business is not capital intensive, however, the Company expects that property, plant and equipment expenditures in 1996 will experience moderate growth compared to 1995 and 1994 levels. The Company, given its recent contract wins, is actively reviewing its office and integration space requirements. In March 1996, the Company signed a long term lease for a building that will serve as its Corporate headquarters and provide significant additional manufacturing and integration space. The lease, which has a twenty year term, will result in significant cost savings to the Company as it provides for reduced monthly lease payments compared to the costs incurred under the Company's current leasing arrangement.

Inflation

         The rate of inflation has been moderate over the past five years and, accordingly, has not had a significant impact on the Company. The Company has generally been able to pass through increased costs to customers through higher prices to the extent permitted by competitive pressures. The Company's cost reduction efforts have offset the effects of inflation, if any, on the Company's performance.

Forward-looking Statements

         This annual report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Certain Factors That May Affect Future Results

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

         A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the timing and approval of the Federal government's fiscal year budget, business growth through obtaining new business and, once obtained, the Company's ability to successfully perform at a profit, the Company's ability to convert contract backlog to revenue, the Company's ability to secure adequate capital and financing to support continued business growth and the risk of the Federal government terminating contracts with the Company. While the Company has not experienced contract terminations with the Federal government, the Federal government can terminate its contracts at its convenience, should this occur, the Company's operates results would be adversely impacted.

         As a high percentage of the Company's revenue is derived from business with the Federal government, the Company's operating results could be adversely impacted should the Federal government not approve and implement its annual budget in a timely fashion.

         The Company's success and future growth opportunities are highly dependent upon its ability to timely identify new market opportunities, and aggressively pursue and capture marketshare.

         The Company has been successful in increasing its contract backlog in 1995. However, the Company's furture success is highly dependent upon it converting the backlog into revenue.

         While the Company believes it has adequate financing to support a revenue base consistent with 1995 results, the Company's growth depends upon its ability to obtain additional capital and financing sources. The Company is actively identifying and planning for the additional financing. However, no assurance can be made on whether such financing can be obtained, or if available, that it will be available on acceptable terms.

Item 8.  Financial Statements and Supplementary Data


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Telos Corporation and Subsidiaries:                                                                       Page

Report of Independent Accountants - Coopers & Lybrand L.L.P...............................................18

Consolidated Statements of Income for the Years Ended December 31, 1995,
    December 31, 1994, and December 31, 1993..............................................................19

Consolidated Balance Sheets as of December 31, 1995 and December 31, 1994.................................20-1

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
    December 31, 1994, and December 31, 1993..............................................................22

Consolidated Statements of Stockholders' Investment (Deficit) for the Years Ended
    December 31, 1995, December 31, 1994, and December 31, 1993...........................................23

Notes to Consolidated Financial Statements................................................................24-39


                               INDEX TO SCHEDULES

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        Report of Independent Accountants






To the Board of Directors and Stockholders of Telos Corporation



We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' investment (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telos Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






                                                        COOPERS & LYBRAND L.L.P.


Washington, DC
March 29, 1996


                                    TELOS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                         (amounts in thousands)

                                                                  Year Ended December 31,
                                                 -----------------------------------------------------------
                                                     1995                     1994                   1993
                                                 -------------            -------------           ----------
Sales
    Systems and Services                           $142,939                 $116,059                $145,433
    Field Engineering                                32,820                   34,617                  41,852
    Consulting Services                              27,069                   24,445                  23,944
                                                    -------                  -------                 -------

                                                    202,828                  175,121                 211,229
                                                    -------                  -------                 -------
Costs and expenses
    Cost of Systems and Services                    116,095                   97,927                 117,582
    Cost of Field Engineering                        29,427                   29,291                  35,037
    Cost of Consulting Services                      22,056                   20,018                  21,032
    Selling, general and
      administrative expenses                        26,326                   28,896                  25,512
    Goodwill amortization                             2,370                    3,178                   3,178
                                                    -------                  -------                 -------

                                                    196,274                  179,310                 202,341
                                                    -------                  -------                 -------

Operating income (loss)                               6,554                   (4,189)                  8,888

Other income (expenses)
    Non-operating income (expense)                       27                   (5,458)                 (3,440)
    Interest expense                                 (5,491)                  (4,057)                 (3,028)
                                                    -------                  -------                 -------

Income (loss) before taxes and
    extraordinary items                               1,090                  (13,704)                  2,420
Income tax  provision (benefit)                          75                   (1,283)                  1,872
                                                    -------                  -------                 -------

Income (loss) before extraordinary item               1,015                  (12,421)                    548

Extraordinary items
    Loss from early debt retirement                      --                     (196)                     --
                                                    -------                  -------                 -------

Net income (loss)                                    $1,015                 $(12,617)               $    548
                                                    =======                  =======                 =======





The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                     ASSETS




                                                   As of December 31
                                             -------------------------------
                                              1995                     1994
                                              ----                     ----

Current assets
    Cash and cash equivalents                 $ 735                     $ 441
    Accounts receivable, net                 44,112                    40,345
    Inventories, net                         15,877                     8,696
    Deferred income taxes                     1,217                       584
    Prepaid income taxes                        320                     2,845
    Other current assets                        384                       489
                                               ----                   -------

      Total current assets                   62,645                    53,400
                                             ------                    ------

Property and equipment
    Land and building                           408                       408
    Furniture and equipment                  18,180                    17,178
    Leasehold improvements                    2,683                     2,666
                                             ------                    ------

                                             21,271                    20,252
    Accumulated depreciation                (18,600)                  (16,769)
                                             ------                    ------

      Total property and equipment            2,671                     3,483
                                              -----                    ------

Goodwill                                     22,814                    26,822
Deferred income taxes                         1,868                       448
Other assets                                  4,494                     2,719
                                             ------                   -------

                                            $94,492                   $86,872
                                             ======                    ======













The accompanying notes are an integral part of these consolidated financial statements.


                                     TELOS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                            (amounts in thousands)

                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                                          As of December 31,
                                                                                   -------------------------------
                                                                                      1995                   1994
                                                                                      ----                   ----
Current liabilities
   Accounts payable                                                                $ 26,528                 $20,302
   Accrued compensation and benefits                                                  8,804                  10,272
   Senior subordinated notes                                                             --                   6,414
   Unearned warranty revenue                                                            699                     515
   Other current liabilities                                                          6,253                   9,659
                                                                                     ------                 -------

      Total current liabilities                                                      42,284                  47,162
                                                                                     ------                  ------

Senior credit facility                                                               32,312                  34,000
Senior subordinated notes                                                            15,004                      --
Other long-term liabilities                                                           1,108                   2,941
                                                                                     ------                  ------
      Total liabilities                                                              90,708                  84,103
                                                                                     ------                  ------

Commitments and contingencies
Preferred stock
    Senior redeemable preferred stock
      Series A-1, and A-2                                                             4,494                   4,192
    Class B Redeemable Preferred Stock par value $.01,
      7,500 shares authorized, issued and outstanding                                10,252                   9,497
    Redeemable preferred stock, $.01 par value, 6,000,000 shares authorized, 3,595,586 shares issued, and outstanding
      $10.00 per share liquidation and redemption value                              18,647                  14,263
                                                                                     ------                  ------
      Total preferred stock                                                          33,393                  27,952
                                                                                     ------                  ------

Stockholders' investment
   Class A common stock, no par value, 23,076,753                                        65                      65
     shares issued and outstanding
   Class B common stock, no par value, 4,037,628 shares
     issued and outstanding                                                              13                      13
   Capital in excess of par                                                           7,669                  12,095
   Retained earnings (deficit)                                                      (37,356)                (37,356)
                                                                                     ------                  ------
     Total stockholders' investment (deficit)                                       (29,609)                (25,183)
                                                                                     ------                  ------

                                                                                    $94,492                 $86,872
                                                                                     ======                  ======





The accompanying notes are an integral part of these consolidated financial statements.


                                    TELOS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (amounts in thousands)



                                                                             Year Ended December 31,
                                                               --------------------------------------------------
                                                                1995                  1994                  1993
                                                                ----                  ----                  ----
Operating activities:
    Net income (loss)                                           $1,015             $(12,617)                $ 548
    Adjustments to reconcile net income (loss)
      to cash provided by operating activities:
      Depreciation and amortization                              3,376                4,289                 3,898
      Goodwill amortization                                      2,370                3,178                 3,178
      Amortization of discount on debt                              17                   68                    18
      Non-cash interest expense                                     --                  410                    --
      Provision for inventory obsolescence                         312                 (899)                1,210
      Provision for doubtful accounts receivable                   103                 (319)                1,243
      Deferred rent obligation                                      --                   --                   342
      Loss from early repayment of debt                             --                  196                    --
      Provision for loss on shutdown of division                  (760)                  --                 1,614
      Provision for settlement agreement                            --                   --                 1,197
      Provision for  lease terminations                             --                   --                   780
      Provision for employee benefits                              974                  600                    --
      Provision for employee insurance                            (891)                  --                    --
      Write-down of license investment                              --                1,440                    --
      Changes in assets and liabilities
        (Increase) decrease in accounts receivable              (3,870)              (9,347)                8,443
        (Increase) decrease in inventories                      (8,582)              (1,124)                  184
        Decrease (increase) in other assets                      1,845                 (751)               (1,199)
        (Decrease) increase in accounts payable and other
          current liabilities and noncurrent liabilities        (2,342)               7,796               (10,369)
                                                                 -----                -----                ------
        Cash (used in) provided by operating activities         (6,433)              (7,080)               11,087
                                                                 -----                -----                ------
Investing activities:
    Purchase of property and equipment                          (1,013)              (1,226)               (1,442)
    Investment in joint venture                                   (111)                  --                    --
    Investment in products                                       ( 569)              (1,354)                   --
                                                                 -----                -----                ------
        Cash used in investing activities                       (1,693)              (2,580)               (1,442)
                                                                 -----                -----                ------
Financing activities:
    (Repayment of) proceeds from senior credit facility         (1,688)              11,185                (9,938)
    Proceeds from debt issuance                                 14,373                   --                    --
    Increase in book overdrafts                                  2,722                   --                   377
    Repayment of long-term debt                                 (5,800)              (1,825)                 (307)
    Debt issue costs                                            (1,187)                  --                    --
    Issuance of Class A common stock                                --                   (3)                   12
                                                                 -----                -----                ------
        Cash provided by  (used in) financing activities         8,420                9,357                (9,856)
                                                                 -----                -----                ------

    Increase (decrease) in cash and cash equivalents               294                 (303)                 (211)
    Cash and cash equivalents at beginning of the
      period                                                       441                  744                   955
                                                                 -----                -----                ------
    Cash and cash equivalents at end of period                   $ 735                $ 441               $   744
                                                                =======             ========               ======
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                    $5,348              $ 3,697               $ 3,011
                                                                =======             ========               ======
    Income taxes paid (refunded)                               $(2,155)            $ (1,672)              $ 4,111
                                                                =======             ========               ======
Supplemental schedule of non-cash investing activities:
    Inventory transferred to property and equipment               $ --                 $ 16                 $ 157
                                                                =======             ========               ======
    Sapiens Settlement                                            $ --              $ 3,735                  $ --
                                                                =======             ========               ======



The accompanying notes are an integral part of these consolidated financial statements.



                                        TELOS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT (DEFICIT)
                                              (amounts in thousands)



                                               Class A        Class B      Capital    Retained        Total
                                               Common        Common       In Excess   Earnings     Stockholders'
                                                Stock          Stock         of Par   (Deficit)   Investment (Deficit)
                                                -----          -----         ------   ---------   --------------------

Balance December 31, 1992                        65            13         17,326      (24,739)          (7,335)
                                                ---            --         ------      --------           ------

Senior redeemable preferred stock dividend       --            --             --         (269)            (269)
Class B redeemable preferred stock dividend      --            --           (394)        (279)            (673)
Redeemable preferred stock dividend              --            --           (533)          --             (533)
Redeemable preferred stock accretion             --            --           (932)          --             (932)
Net income for the year                          --            --             --          548              548
Issuance of Class A common stock                 --            --             12           --               12
                                                ---           ---            ---          ---           ------

Balance December 31, 1993                        65            13         15,479      (24,739)          (9,182)
                                                ---            --         ------      --------           ------

Senior redeemable preferred stock dividend       --            --           (271)          --             (271)
Class B redeemable preferred stock dividend      --            --           (675)          --             (675)
Redeemable preferred stock dividend              --            --         (1,805)          --           (1,805)
Redeemable preferred stock accretion             --            --         (1,040)          --           (1,040)
Net loss for the year                            --            --                     (12,617)         (12,617)
Retirement of employee stock                                   --             (3)          --               (3)
Issuance of Class A common stock                 --            --            410           --              410
                                                ---           ---           ----          ---             ----

Balance December 31, 1994                      $ 65           $13        $12,095     $(37,356)        $(25,183)
                                                ===            ==         ======       ======           ======

Senior redeemable preferred stock dividend       --            --             --         (302)            (302)
Class B redeemable preferred stock dividend      --            --            (42)        (713)            (755)
Redeemable preferred stock dividend              --            --         (3,236)          --           (3,236)
Redeemable preferred stock accretion             --            --         (1,148)          --           (1,148)
Net income for the year                          --            --             --        1,015            1,015
                                                ---           ---            ---       ------           ------
Balance December 31, 1995                       $65           $13         $7,669     $(37,356)        $(29,609)
                                                 ==            ==          =====       ======           ======













The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies

Business and Organization

         Telos Corporation ("Telos" or the "Company") (formerly C3, Inc.) provides information and network technology products and services primarily to various agencies of the Federal Government . The Company also provides these services to state and local governments and the private sector. Services provided by the Company encompass the full life cycle of computer services including system specification and evaluation, hardware and software integration deployment, installation, training, hardware maintenance and software sustainment. The Company has further enhanced its ability to deliver solutions to its customers by providing tools and applications focused on emerging information and network technology markets such as data mining, data warehousing, middleware connectivity and data access and workflow.

         The Company, founded in 1968, is incorporated under the laws of the State of Maryland.

Acquisitions

         In 1992, the Company acquired all of the outstanding capital stock of Telos Corporation, (California) from Contel Federal Systems, Inc. ("Contel"), a wholly owned subsidiary of GTE Corporation for $32 million in a transaction accounted for as a purchase.

Principles Of Consolidation

         The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc. and Telos International Corporation (collectively the "Company"). All significant inter-company transactions have been eliminated in consolidation. The Company also has an investment in a joint venture located in Kuwait that is accounted for under the equity method of accounting.

Revenue Recognition

         The majority of the Company's sales are made directly or indirectly to the Federal Government. A substantial portion of the Company's revenues are derived from time and materials and cost reimbursement contracts, under which revenue is recognized as services are performed and costs are incurred. The Company generally recognizes equipment revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized as such services are performed. Revenue from the licensing of software is recognized, in accordance with AICPA SOP 91-1 "Software Revenue Recognition" whereby revenue is recognized when a non cancelable revenue agreement is in force, the product has been shipped and no significant obligations remain. Revenue generated from warranty service contracts is recognized ratably over the warranty service period. The Company records loss provisions for its contracts, if required, at the time such losses are identified.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash management program utilizes zero balance accounts.
Accordingly, all book overdraft balances have been reclassified to accounts payable.

Inventories

         Inventories are stated at the lower of cost or market, cost being determined primarily on the first-in, first-out method. Substantially all inventories consist of purchased hardware and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $1,508,000 and $2,008,000 at December 31, 1995 and 1994, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

         At December 31, 1995, 1994, and 1993, the Company's allowance for inventory obsolescence was $1,385,000, $1,078,000 and $2,189,000 respectively. The components of the allowance for inventory obsolescence are set forth below (in thousands):

                                                                   Additions
                                                 Balance          Charged to                             Balance
                                                Beginning          Costs and                              at End
                                                of Period           Expense         Deductions(1)        of Period
                                                ---------           -------         -------------        ---------

         Year Ended December 31, 1995            $1,078              $ 312                 $ 5           $ 1,385

         Year Ended December 31, 1994            $2,189             $ (899)              $ 212            $1,078

         Year Ended December 31, 1993            $2,849             $1,210              $1,870            $2,189

         (1) Inventories written off.

Property and Equipment

         Property  and   equipment  is  recorded  at  cost.   Depreciation   and
amortization are provided for using the straight-line method over the estimated useful lives of the assets as follows:

                  Buildings                                 19  Years
                  Machinery and equipment                3 - 7  Years
                  Office furniture and fixtures          5 - 7  Years
                  Leasehold                             Life of Lease

         Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the statement of income. Expenditures for repairs and maintenance are charged to operations as incurred.

         Depreciation and amortization expense related to property and equipment was $1,862,000, $2,463,000, and $2,978,000 for the years ended December 31,
1995, 1994 and 1993, respectively.

Goodwill

         Goodwill of approximately $31.19 million resulted from the acquisition of Telos Corporation (California) and has been assigned a useful life of twenty years. The twenty year life considered a number of factors including the Company's maintenance of long-term customer relationships with significant customers for periods of up to twenty-seven years and its strong positions in the  marketplace.  Also,  Telos  Corporation  (California)  did not
perform  significant  software  development  for  general  resale or  license to customers thereby avoiding the risks associated with rapidly changing technological environments .

         The Company assesses the potential impairment and recoverability of goodwill on an annual basis and more frequently if factors dictate. Management forecasts are used to evaluate the recovery of goodwill through determining whether amortization of goodwill can be recovered through undiscounted operating cash flow (excluding goodwill amortization, interest expense, and non-recurring charges). If an impairment of goodwill appears to have occurred, impairment is measured based on projected discounted operating cost flow (excluding goodwill amortization, interest expense, and non-recurring charges) using a discount rate reflecting the Company's cost of funds. In addition, the Company may assess the net carrying amount of goodwill using internal and/or independent valuations of the Company.

         Accumulated amortization of goodwill for Telos Corporation (California) at December 31, 1995 and 1994 was $6,054,000 and $4,628,000, respectively. The goodwill amortization related to the purchase of Telos Corporation (Maryland) (formerly C3, Inc.) was $944,000 for 1995 and has now been fully amortized as of December 31, 1995.

Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates, that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.

401(k) Retirement Savings And Profit Sharing Plan

         The Company sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Additionally, the Company, on a discretionary basis, has contributed 1% of all eligible employee wages to the Plan regardless of whether the employee elected to participate in the Plan. Total Company contributions to the Plan for 1995 and 1994 were $2,397,000, $2,517,000, respectively. In 1993, the Company had two different savings plans for which it contributed $2,925,000.

Software Development Costs

         The Company expenses all research and development costs incurred in connection with software development projects until such software achieves technical feasibility. All costs thereafter are capitalized. The Company is amortizing such capitalized costs over the estimated product life of three years. The Company periodically evaluates the realizability of these capitalized costs through evaluation of anticipated gross revenue as compared to current gross revenues.

         Unamortized software costs at December 31, 1995 and 1994 were $1.2 million and $649,000, respectively. Amortization expense associated with these capitalized software costs was $80,000 in 1995 and zero during 1994.

         During 1995 and 1994, the Company incurred $1.4 million, and $1.9 million in research and development costs, respectively. Prior to 1994, these types of costs were not significant.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Newly Issued Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS" or "Standard") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" establishes standards for recognizing and measuring impairment of long-lived assets to be held and used as well as assets held for disposal. The effective date for SFAS 121 is for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company's current accounting policies incorporate the requirements of the new Standard; therefore, the Company has effectively implemented the Standard as of December 31, 1995.

         SFAS No. 123 "Accounting for Stock-Based Compensation" establishes a fair-value based method of accounting for stock compensation plans with employees and others. Entities are encouraged but not required to adopt SFAS 123; the entity may continue to account for stock-based compensation under APB Opinion 25, so long as the entity adopts the disclosure requirements of SFAS
123. Recognition and measurement in accordance with SFAS 123 can only be applied to awards granted after the beginning of the fiscal year in which the SFAS is adopted. The disclosure requirements of the Standard are effective for fiscal years beginning after December 15, 1995. The Company did not award stock based compensation to employees or others during 1995, and is still reviewing which method of recognition and disclosure it will adopt under the standard.

Reclassifications

         Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current period.

Note 2.  Changes in Company Ownership

         In September 1993, the Company entered into a Settlement Agreement with Mr. John R.C. Porter ("Porter"), the Company's majority shareholder, and related entities; Mr. Fred Knoll, formerly Chairman of the Board of Directors; Cottonwood Holdings, Inc. ("Cottonwood"); C3 Investors, L.P. ("C3 Investors"); Mr. Joseph P. Beninati, a Company director and formerly the Chairman of the Board of Directors; Mr. John B. Wood, a Company director and its Chief Executive Officer; and the Company's wholly-owned subsidiary, Telos Corporation (California). The Settlement Agreement of October 8, 1993 provided for the settlement of a dispute instituted by Mr. Knoll against the other three Company directors, Messrs. Porter, Beninati and Wood, and the Company, regarding the ownership, control and management of the Company.

         Pursuant to the terms of the Settlement Agreement, Cottonwood and C3 Investors sold to Porter for a purchase price of $12,000,000 all of the Company securities which they previously held, excepting only $1,825,000 in debt evidenced by a Series A senior subordinated note issued by the Company which Cottonwood retained (retired in July 1994).

         In connection with the Settlement Agreement, Mr. Knoll resigned as a Company director and officer and from all other posts held with the Company and entered into an agreement prohibiting Mr. Knoll from acquiring any interest in the Company's publicly-held 12% Cumulative Exchangeable Redeemable Preferred Stock. Additionally, under the terms of the Settlement Agreement, Mr. Knoll has been retained as a consultant to the Company for a period of four years at an annual rate of $300,000. The parties also agreed to a schedule regarding the payment by the Company of $450,000 in deferred fees owed to Mr. Knoll and these fees were paid in 1995.

         Under the terms of the Settlement Agreement the Company incurred $3,174,000 of other non-operating expenses which include legal fees. All legal costs incurred in connection with the suit were paid by the Company on behalf of all the parties to the Settlement Agreement, pursuant to indemnification by the Company's bylaws. Through the year ended December 31, 1995, the Company has paid $2,652,000 related to the costs incurred under the Settlement Agreement.

Note 3.  Revenue and Accounts Receivable

         Revenue resulting from contracts and subcontracts with Federal, state, and local governments accounted for 84.8% 88.6%, and 92.2% of total revenue in the years ended December 31, 1995, 1994 and 1993, respectively. As the Company's primary customer is the Federal Government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant.

         The components of accounts receivable are as follows (in thousands):


                                                          As of December 31,
                                                         ------------------
                                                           1995        1994
                                                           ----        ----

         Billed accounts receivable                      $30,286     $32,483
                                                          ------      ------

         Amounts billable upon acceptance by customer      6,900       4,805
         Amounts currently billable                        7,650       4,326
         Costs incurred in excess of contractual
            authorization, billable upon contractual
            amendment increasing funding                      --          18
                                                             ---         ---

                  Total unbilled accounts receivable      14,550       9,149
                                                          ------       -----

         Allowance for doubtful accounts                    (724)     (1,287)
                                                           -----       -----

                                                         $44,112     $40,345
                                                          ======      ======


         The provision for doubtful accounts was $103,000, $(319,000), and $1,243,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Reductions to the allowance were primarily due to account receivable write-offs and other adjustments.

Note 4.  Income Taxes

         The provision (benefit) for income taxes include the following (in thousands):


                                                              For The Year Ended December 31,
                                             ---------------------------------------------------------------
                                                  1995                     1994                          1993
                                                  ----                     ----                          ----
Current (benefit) provision
     Federal                                 $      --                   $(3,017)                     $ 1,833
     State                                          75                      (406)                         539
                                                   ---                     ------                     -------

        Total current                               75                    (3,423)                       2,372
                                                   ---                     -----                      -------

Deferred (benefit) provision
     Federal                                        --                     1,865                         (448)
     State                                          --                       275                          (52)
                                                   ---                     -----                      -------

        Total deferred                              --                     2,140                         (500)
                                                   ---                    ------                      -------

        Total provision (benefit)                 $ 75                   $(1,283)                    $  1,872
                                                   ===                     =====                      =======



         The provisions for income taxes vary from the amount of income taxes determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:



                                                                 For the Year Ended December 31,
                                                  ----------------------------------------------------------
                                                    1995                    1994                      1993
                                                    ----                    ----                      ----
Computed expected tax
     provision (benefit)                            34.0%                  (34.0%)                     34.0%
Goodwill amortization                               74.4%                    7.9%                      49.9%
State income taxes, net of
     federal tax benefit                             5.9%                   (5.9%)                      3.9%
Change in valuation allowance
     of deferred tax assets                       (112.4)%                  (8.6%)                    (16.4%)
Limitation of net operating loss carryback            --                    26.8%                        --
Other                                                5.0%                    4.4%                       5.9%
                                                    ----                    ----                       ----
                                                     6.9%                  (9.4)%                      77.3%
                                                    ====                   =====                       ====


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows (in thousands):

                                                                                  As of December 31,
                                                                     -----------------------------------------
                                                                       1995                             1994
                                                                       ----                             ----
Deferred tax assets:
      Accounts receivable, principally due to allowance
        for doubtful accounts                                         $ 176                         $    320
      Inventory valuation allowance and amortization                  1,500                            3,033
      Accrued liabilities not currently deductible                    1,412                            2,742
      Accrued compensation                                            2,486                            2,999
      Deferred office rents and accrued sublease liabilities            498                              815
      Property and equipment, principally due to
        differences in depreciation method                            1,472                              850
      Net operations loss carryforward                                3,922                            3,398
      Alternative minimum tax credit carryforwards                      994                              558
                                                                       ----                             ----
            Total gross deferred tax assets                          12,460                           14,715
            Less valuation allowance                                ( 8,155)                         (12,350)
                                                                     ------                           ------
            Net deferred tax assets                                   4,305                            2,365
                                                                     ======                           ------

Deferred tax liabilities:
      Unbilled revenue, deferred for tax purposes                    (1,166)                          (1,232)
      Other                                                             (54)                            (101)
                                                                     ------                            -----
            Total deferred tax liabilities                           (1,220)                          (1,333)
                                                                      -----                            -----
            Net deferred tax assets                                  $3,085                          $ 1,032
                                                                      =====                           ======



         The net change in the valuation allowance was a decrease of $4,195,000 for 1995 and an increase of $2,314,000 for 1994. Included in the change in the valuation allowance were decreases of approximately $1,391,000 and $720,000 for 1995 and 1994, respectively, related to the reversal of temporary differences acquired from Telos Corporation. The reversals of the temporary differences related to the Telos Corporation acquisition reduce goodwill. The total tax benefits of future deductible temporary differences acquired in connection with the Telos Corporation acquisition were $6,097,000 at January 14, 1992. As of December 31, 1995, $1,549,000 of tax benefits remain and will reverse in future years.

         For the year ended December 31, 1995, for Federal income tax purposes, the Company generated a net operating loss of $3,872,000 which increases the net operating loss available for carryforward to $9,819,000 to offset future regular taxable income. Additionally, $8,181,000 is available to offset future alternative minimum taxable income. The net operating loss carryforward will begin expiring in the year 2011. Additionally, the Company has $994,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

         During 1995 the Company settled an Internal Revenue Service audit for the years 1987 through 1991. The audit resulted in the disallowance of certain costs that the Company had previously claimed, thereby reducing the Company's net operating loss carryforward by $1.3 million. Accordingly, the Company reduced its deferred tax asset and the related valuation allowance.

         At December 31, 1995, the Company has a $3.1 million deferred tax asset. The realization of this asset is largely dependent upon future income, which cannot be predicted with certainty. However, given the Company's return to profitability and its backlog growth, the Company believes that it is more likely than not that the Company will realize the net deferred tax asset recorded.

Note 5.  Debt Obligations

         The Company's debt obligations consist of a $45 million Senior Revolving Credit Facility, and three levels of Senior Subordinated Notes, Series A, B and C. Each of these obligations is described below.

Senior Revolving Credit Facility

         At December 31, 1995, the Company has a $45 million Senior Revolving Credit Facility (the "Facility") with its bank which expires on July 1, 1996 and has an outstanding balance of $32.3 million. Borrowings under the facility are collateralized by certain assets of the Company (primarily accounts receivable and inventory), and the amount of borrowings fluctuate based on the underlying asset borrowing base as well as on the Company's working capital requirements. The Facility bears interest at 1.5% over the bank's base rate or 10.00% at December 31, 1995. The weighted average interest rate on the outstanding borrowings under the facility was 9.32% for the year ended December 31, 1995 compared with 8.60% for the year ended December 31, 1994. At December 31, 1995, the Company had $7,200,000 of availability under the Facility.

         During 1994 and 1995, Porter and certain of the Company's shareholders deposited a total of $7.0 million with the Company's bank to provide the Company with additional borrowing capacity under the Facility. In October, 1995, these deposits were transferred to the Company in exchange for the issuance to the shareholders of Senior Subordinated Notes, Series B and C. (Refer to Senior Subordinated Notes and Note 7 for further discussion).

         At December 31, 1995, the Company is not compliant with two of the four financial covenants contained in the Facility. Subsequent to December 31, 1995, the Company's bank waived the covenant violations and agreed to refinance the Facility. Under the agreement, the Facility will remain at $45 million with terms and conditions similar to the Company's previous Facility with an expiration date of July 1, 1997.

Senior Subordinated Notes

         At December 31, 1995 the Company had a $675,000 Senior Subordinated Note, Series A with a balance of $631,000 outstanding with Porter. The Note had an interest rate per annum of 11.875% from January 1 through January 14, 1995, then increased to 14% per annum from January 15, 1995 through January 14, 1997, and increases to 17% thereafter. Interest is payable in semi-annual installments on June 30 and December 31 of each year. The note is collateralized by certain assets of the Company. The note was issued in 1992 and matures on January 14, 2002.

         On June 8, 1995, the Company entered into an agreement with Union de Banques Suisses (Luxembourg) S.A. ("UBS") whereby the Company paid UBS $5.8 million in outstanding principal, $500,000 of accrued interest and $200,000 of legal and other fees in exchange for the retirement of the Series B-1 and B-2 Senior Subordinated Notes.

         The funds to pay UBS were provided by certain of the Company's common shareholders. The shareholders were issued $6.5 million Subordinated Bridge Notes in exchange for these funds. On October 13, 1995, the Company issued to these shareholders $14.4 million of Senior

Subordinated Notes ("Notes") which included shareholder fees related to the debt issuance, in exchange for the $6.5 million Subordinated Bridge Notes, as well as the transfer to the Company of these shareholders' deposits held with the Company's bank. The Notes are classified as either Series B or Series C. Series B Notes, which total $6.5 million and replace the Senior Subordinated Notes Series B held by UBS, are collateralized by fixed assets of the Company. Series C Notes which total $7.9 million are unsecured.

         Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expenses will only be recorded after occurrence of a triggering event. However, the interest portion of the notes is treated as a period expense.

Transaction Costs

         In 1994, the Company attempted to recapitalize its balance sheet and refinance its existing debt. These transactions were not completed and accordingly, the Company recorded $4,205,000 of non-operating expenses for the cost of the failed transactions in December 1994. Included in the above amount are certain provisions for settlement with parties involved in the failed financing transaction. The Company has paid $2.9 million of the costs as of December 31, 1995.

Note 6.  Redeemable Preferred Stocks

Senior Redeemable Preferred Stock

         The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. Through June 30, 1995, the Series A-1 and Series A-2 carried a cumulative per annum dividend rate of 9% of their liquidation value of $1,000 per share. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125%, and increases again to 14.125% per annum thereafter. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. At December 31, 1995 and 1994 undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock totaled $1,494,000 and $1,192,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balance. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. Through December 31, 1995, there has been no available cash flow permitting mandatory redemption.

Class B Redeemable Preferred Stock

         The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. Through June 30, 1995, the Class B Redeemable Preferred Stock carried a cumulative per annum dividend rate of 9% of its liquidation value of $1,000 per share. From July 1, 1995 through June 30, 1997, the Class B Redeemable Preferred Stock has a cumulative dividend rate per annum equal to 11.125% and increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the Class B Redeemable Preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At December 31, 1995 and 1994 undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock totaled $2,752,000 and $1,997,000, respectively, and have been accrued and are included in the Class B Redeemable Preferred Stock balance.

         Redemption of the stock may occur after payment in full of the principal and interest amount due on the senior subordinated notes, and the redemption of the Series A-1 and A-2 Preferred Stock. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. Through December 31, 1995, there has been no available cash flow permitting mandatory redemption.

12% Cumulative Exchangeable Redeemable Preferred Stock

         The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 1995 and 1994 was $1,148,000 and $1,040,000, respectively.

         The Public Preferred Stock has a 20 year maturity, however, the Company must redeem, out of funds legally available, 20% of the Public Preferred Stock on the 16th, 17th, 18th and 19th anniversaries of November 21, 1989, the date of the stock's issuance, leaving 20% to be redeemed at maturity. On any dividend payment date, after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

         The Public Preferred Stock accrues a semi-annual dividend at an annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock are paid at the rate of
0.06 of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the dividend payable December 1, 1995, the Company accrued $2,157,000 of dividends using a cash basis. All future dividend accruals will be on a cash basis.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Note 7.       Stockholders' Investment and Stock Options

Common Stock

         At December 31, 1995 and 1994, common stock consists of 50,000,000 shares authorized and 23,076,753 shares issued and outstanding of Class A common stock; and 5,000,000 shares authorized and 4,037,628 shares issued and outstanding of Class B common stock. The common stock has no par value and an aggregate capital value for all shares of $77,500.

         The relative rights, preferences, and limitations of the Class A common stock and the Class B common stock are in all respects identical. The holders of the common stock have one vote for each share of common stock held. Subject to the prior rights of the Public Preferred Stock or any series of the Series A preferred stock, holders of Class A and the Class B common stock are entitled to receive such dividends as may be declared.

Stock Warrants

         The Company issued the Class B Preferred Stock shareholder common stock warrants to purchase up to 3,150,468 of Class A common stock of the Company in 1992. The stock warrant was valued at $1,109,000 and such amount was shown as an increase in Capital in Excess of Par. The warrant was initially exercisable to purchase up to 1,181,425 shares at any time. The warrant increased by 656,348 shares on June 30, 1993, and July 1, 1994 and by 656,347 shares on July 1, 1995. Through December 31, 1995, 1,837,773 shares of Class A Common Stock has been purchased under the warrant. The price per share at which shares have been purchased and are purchasable upon the exercise of the warrant is $.0025.

         In 1994, Porter deposited $3 million with the Company's bank to provide the Company with increased borrowing capability under its senior credit facility (see Note 5). In exchange, Porter was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Porter a warrant to acquire 7,228,916 shares of the Company's Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company's common stock at the issuance date. The warrant is fully exercisable and has a term of ten years from the date of issue.

Stock Options

         The Company's Long-Term Incentive Compensation Plan (the "Stock Option Plan") provides for the issuance of both incentive and non statutory stock options. Under the terms of the Stock Option Plan, 2,168,215 shares of the Company's Class A common stock are available for issuance under options granted by the Plan Administrator, who is appointed by the Board of Directors, to key employees, including officers and directors. The option price of $1.42 per share, determined by the Board of Directors, is not less than the fair market value at the date of the grant and the options are generally exercisable over a four year period. Additional information as to options is as follows (amounts in thousands, except per share data):

                                                  Options
                                  -----------------------------------------
                                                              Option price
                                  Outstanding                   per share
                                  -----------                   ----------

Balance, December 31, 1992            702                        $1.42

    Granted                            10                         1.42
    Exercised                          (3)                        1.42
    Canceled                          (26)                        1.42
                                      ---                         ----
Balance, December 31, 1993            683                         1.42

    Granted                            --                           --
    Exercised                          --                           --
    Canceled                          (57)                        1.42
                                     -----                        ----
Balance, December 31, 1994            626                         1.42

    Granted                            --                           --
    Exercised                          --                           --
    Canceled                          (28)                        1.42
                                     -----                        ----
Balance, December 31, 1995            598                        $1.42


         In 1993, an agreement was reached to provide Mr. Beninati and Mr. Wood with an option to individually purchase up to 700,459 shares of the Company's Class A Common Stock from the Company at $.50 per share. Under the terms of the agreement 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $.82 per share at the measurement date of the stock options.

         In March 1996, the Board of Directors approved, subject to ratification by the voting common stockholders, two stock option plans for certain key executives and for a larger employee group. Under the plans, a total of 6,644,974 shares of common stock may be awarded at an exercise price not lower than fair market value with vesting based upon the passage of time and/or certain significant events.

Note 8.     Agreement with Sapiens International

         In 1993, the Company entered into a series of agreements (the "Sapiens Agreements") with Sapiens, the developers of certain commercial user interface software. The Sapiens Agreements gave the Company exclusive rights to distribute and integrate certain Sapiens software to the Federal Government, in selected areas of the United States and parts of the Pacific Rim. During 1994, the Company and Sapiens restructured the existing agreements releasing the Company from its existing obligations under the agreements in certain U.S. locations and parts of Asia and relinquishing certain exclusive rights in those territories. The Company retained certain rights to market certain software to the Federal Government and others in exchange for remaining payments of $800,000 in license fees, payable in eight monthly installments of $100,000 beginning December 1994, which have been fully paid. The Company also agreed to terminate a proposed joint venture with Sapiens, and accordingly repaid Sapiens the amount of $400,000 previously paid to the Company in contemplation of the proposed joint venture. In 1994, the Company also recorded a provision of approximately $1.4 million to fully write-off the remaining asset value of the license based on a reevaluation of its business plans.

Note 9.  Commitments and Contingencies

Leases

         The Company leases office space and equipment under non-cancelable operating leases with variable expiration dates, some of which contain renewal options.

         At December 31, 1995, minimum rent payments under non-cancelable operating leases are as follows (in thousands):

                   1996                                              $5,486
                   1997                                               3,349
                   1998                                               2,005
                   1999                                               1,495
                   2000                                                 254
                                                                       ----

                 Total minimum lease payments                        12,589
                 Less total minimum sublease rentals                   (936)
                                                                      ------
                 Net minimum lease commitments                      $11,653
                                                                     ======


         Rent expense charged to operations for 1995, 1994, and 1993 totaled $4,349,000, $5,178,000 and $6,188,000, respectively.

         In March 1996, the Company signed a twenty year lease with annual lease payments of $1,447,000 for a building that will serve as its Corporate headquarters and provide significant additional manufacturing and integration space. This lease will result in a reduction of the Company's lease costs.

Legal
- - -----

         A description of certain legal matters follows:

Rosecliff, Inc., et al v. C3, Inc., et al. (94 CIV. 9104)
- - ---------------------------------------------------------

         This case was filed in December, 1994 in the United States District Court for the Southern District of New York. Rosecliff, Inc. ("Rosecliff") is a merchant banking group with whom the Company had been negotiating an equity/subordinated debt private placement transaction. Upon termination of this transaction, Rosecliff filed a suit seeking payment of its expenses, the specific enforcement of the acquisition agreement (or in the alternative lost profits) and $1 million for the violation of the "no-shop" provision in the Agreement. On motion to dismiss, the Court dismissed the claim seeking specific enforcement or lost profits (whether the plaintiffs will seek to replead that claim is unclear). A magistrate has recommended that the Company be held liable for the payment of Rosecliff's expenses in the amount of $1.1 million. Discovery is ongoing as to the remainder of the suit. While no ultimate assurances can be made as to those claims that the Court has not dismissed, the Company believes it has substantial defenses to the claim for violation of the no-shop provision and has made adequate provision for the payment of Rosecliff expenses.

         The Company is a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

Note 10.  Related Parties

         Mr. Joseph P. Beninati and Mr. John B. Wood became employees of the Company in 1992 and currently serve as a Director, and President, Chief Executive Officer and Director, respectively. Mr. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995 and the Company will pay him $165,000 annually subject to a three year employment agreement beginning in 1995. Prior to 1992 they provided consulting services to the Company through their firm, Beninati & Wood, Inc. for which unpaid advisory fees at December 31, 1995 totaled $525,000. During 1993, $132,000 in legal costs were paid by the Company on behalf of Mr. Beninati and Mr. Wood in connection with the Settlement Agreement, pursuant to indemnification provisions of the Company's bylaws.

         Mr. Fred Knoll, former Chairman of the Board of Directors of the Company, and various related entities, were paid $759,000 in 1993 for reimbursement of expenses. Amounts reimbursed in fiscal year 1993 include $612,000 of legal fees and other costs incurred in connection with the Settlement Agreement, pursuant to indemnification provisions of the Company's bylaws.

         Mr. Porter has a consulting agreement with the Company whereby he will be compensated $200,000 a year for specified services. Mr. Porter has not requested payment under this agreement in 1995 or 1994.

         Mr. Byers, a director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers receives $8,000 a month for his services, and receives an additional $500 per day for overseas travel undertaken on behalf of the Company. In 1995, Mr. Byers was compensated $121,500.

Note 11. Business Segments

         The Company operates in three market segments: systems and services ("The Systems and Services Group"); maintenance services (the "Field Engineering Group") and consulting services (the "Consulting Group").

         The Systems and Services Group consists of systems integration and software services. This group provides turnkey system solutions, supports clients through software, hardware and systems engineering services, hardware integration, facilities management, training and post-implementation technical services.

         The Field Engineering Group provides third party computer hardware maintenance services.

         The Consulting Group provides computer consulting (primarily on a contract labor basis) to support its customers' existing information technology capabilities.

         Field Engineering and Consulting are viewed by the Company to be additional segments of the complete life cycle services offered by the Company.

         In order to gain further operational efficiencies, in 1996 the Company will consolidate and reorganize certain divisions.

         Selected  financial   information  for  the  Company's  three  business
segments is presented below (in thousands). For a description of the accounting policies related to this information see Note 1.

                                                            For the Year Ended December 31,
                                             1995                         1994                     1993
                                         --------------------------------------------------------------
Operating Revenues(1)
      Systems and Services                 $142,939                     $116,059                  $145,433
      Field Engineering                      32,820                       34,617                    41,852
      Consulting Services                    27,069                       24,445                    23,944
                                            -------                      -------                   -------
      Total Revenues                       $202,828                     $175,121                  $211,229
                                            =======                      =======                   =======

Operating (Loss) Income
      Systems and Services                   $6,378                     $ (3,541)                  $ 8,972
      Field Engineering                         597                        1,678                     2,919
      Consulting Services                     1,949                          852                       175
                                              -----                         ----                      ----
                                              8,924                       (1,011)                   12,066
      Corporate and
         Unallocable Expenses                 2,370                        3,178                     3,178
                                              -----                        -----                   -------
      Total Operating (Loss) Income           6,554                      $(4,189)                  $ 8,888
                                              =====                       ======                     =====

Identifiable Assets
      Systems and Services                  $51,410                      $38,306                  $ 42,526
      Field Engineering                       7,837                        9,836                    11,044
      Consulting Services                     4,766                        4,810                     4,020
      Corporate (2)                          30,479                       33,920                    27,206
                                             ------                       ------                    ------
      Total Consolidated Assets             $94,492                     $ 86,872                   $84,796
                                             ======                      =======                    ======

Depreciation and Amortization
      Systems and Services                   $1,256                      $ 1,704                   $ 2,046
      Field Engineering                       1,210                        1,523                     1,417
      Consulting Services                        57                           87                        85
      Corporate                               3,223                        4,153                     3,528
                                              -----                       ------                    ------
      Total Depreciation
        and Amortization                     $5,746                       $7,467                    $7,076
                                              =====                        =====                     =====

Capital Expenditures
      Systems and Services                     $575                        $ 585                     $ 968
      Field Engineering                          30                           63                        81
      Consulting Services                        60                           31                        72
      Corporate                                 348                          547                       321
                                               ----                        -----                    ------
      Total Capital Expenditures             $1,013                       $1,226                    $1,442
                                              =====                        =====                     =====

(1)   Revenues between segments are not material.

(2) Corporate assets are principally goodwill, property and equipment, cash, and other assets. Goodwill and related amortization from the acquisitions of C3 and Telos Corporation has not been allocated to the industry segments due to the arbitrary nature of any allocation process.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Dr. Fred Charles Ikl'e, Chairman of the Board
- - ---------------------------------------------
         Dr. Ikl'e (age 71) was elected to the Company's Board of Directors on January 31, 1994 and was elected Chairman of the Board at the January 6, 1995 Board of Directors meeting. He is Chairman of Conservation Management Corporation and Director of the Zurich-American Insurance Companies. Dr. Ikl'e is also a Director of the National Endowment for Democracy and a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Ikl'e served as Under Secretary of Defense for Policy.

John B. Wood, Director, President and Chief Executive Officer
- - -------------------------------------------------------------

         Mr. Wood (age 32) was elected President and Chief Executive Officer on February 16, 1994. Mr. Wood was appointed Chief Operating Officer on October 8, 1993 after serving as Executive Vice President from May of 1992. He was elected to the Board of Directors on May 13, 1992. Mr. Wood joined the Company on February 13, 1992. Prior to joining the Company, Mr. Wood was a founder of Beninati & Wood, Inc., an investment banking firm which had provided services to the Company. Prior to that time, in 1990, he was a member of the Private Placement Department at UBS Securities, Inc.

Joseph P. Beninati, Director
- - ----------------------------

         Mr. Beninati (age 32), a director, is presently a founding general partner of Antares, a private equity firm devoted to information technology and healthcare investments. Mr. Beninati was the Company's Chairman of the Board from 1994 until 1995. Mr. Beninati was appointed Chief Marketing Officer in October of 1993, and prior to that served as Executive Vice President of Finance. He joined the Company in February of 1992 and was elected to the Board of Directors in May of 1992. Mr. Beninati resigned in 1995 to organize Antares while operating Beninati & Wood, Inc., an investment banking firm which he co-founded in 1990. In the 1980's Mr. Beninati was an officer of the Long-Term credit Bank of Japan and in the Corporate Finance Department of Dean Witter Reynolds, Inc.

Dr. Stephen D. Bryen, Director
- - ------------------------------

         Dr. Stephen Bryen (53) was elected to the Company's Board of Directors on January 31, 1994. He is currently President of Delta Tech, a high technology consulting and government relations firm. Delta Tech specializes in U.S. and foreign high technology issues. Delta Tech's mission is to promote new technology, represent high technology companies and identify business opportunities for Delta Tech clients. Concurrently, Dr. Bryen is President of Secured Communications Technology, Inc. a developer of computer security software. Dr. Bryen serves as a Security Board Member of the Space Systems/Loral Corporation of Palo Alto, California which develops and manufactures civilian and military satellites for telecommunications, television, weather forecasting, mapping, scientific measurement and other tasks. Dr. Bryen is a board member of Greenray/CMAC Industries, based in Mechanicsburg, Pennsylvania. Greenray/CMAC makes high technology quartz crystals used in various defense and civilian electronics applications. From 1981 to 1988 Dr. Bryen served as Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded.

Norman P. Byers, Director
- - -------------------------

         Mr. Byers (age 49) was elected to the Board of Directors on January 31, 1994. He has been president of International Strategies Limited, a Washington, DC international business consulting firm since November, 1993. Before that appointment, he had served as the vice president of the Beaconsfield Corporation, another local international business consulting firm. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

William L. Prieur Brownley, Vice President and General Counsel and Secretary
- - ----------------------------------------------------------------------------

         Mr. Brownley (age 39) joined the Company in April, 1991 and is responsible for the management of the Company's legal affairs. For the five years prior to joining the Company, he served as Assistant General Counsel and then as General Counsel at Infotechnology Inc., an investment company whose holdings included various companies in the communications industry. Mr. Brownley also served as a Director at Comtex Scientific Corporation and the Learning Channel, Inc. from 1990 to 1991.

Gerald D.  Calhoun,  Vice  President,  Human  Resources,  and  Secretary,  Telos
- - --------------------------------------------------------------------------------
Corporation
- - -----------

         Mr. Calhoun (age 46) joined the Company as Vice President, Human Resources, in August, 1989. Prior to joining the Company he served as Director, Risk and Financial Management of BDM International, a government contractor which provides consulting services, Vice President, Human Resources of Halifax Corp. a government contractor providing technical services and third party computer maintenance, and as Director for the U.S. Department of Labor, Employment Standards Administration.

F. Bruce Eckhoff, President, Telos Consulting Services
- - ------------------------------------------------------

         Mr. Eckhoff (age 51) became President of Telos Consulting Services in 1992. Mr. Eckhoff served as Chairman and Chief Executive Officer of Telos's Corporation subsidiary, Telecommunications Sciences Corporation, from 1989 until its divestiture in 1992. Mr. Eckhoff joined Telos Corporation in 1980 as a Regional Manager. Prior to joining Telos Corporation, Mr. Eckhoff was an independent consultant in the programming and analysis field.

Mark W. Hester,  President,  Telos Field  Engineering and Vice President,  Telos
- - --------------------------------------------------------------------------------
Corporation
- - -----------

         Mr. Hester (age 43) joined Telos in 1979 and was appointed as President of Field Engineering in 1987. He is responsible for all new business activities and operations activities at 85 computer Field Service locations nationally as well as 6 overseas locations. Previously he has held progressive positions within Telos as a Field and Regional Manager of Operations and Vice President of Marketing. Mr. Hester received extensive training from IBM Corporation after a successful military commitment of nearly eight years.

Robert J. Marino,  President,  Telos  Systems  Integration  and  Executive  Vice
- - --------------------------------------------------------------------------------
President
- - ---------

         Mr. Marino (age 59) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to sales and marketing. On January 1, 1994, Mr. Marino was promoted to President of Telos Systems Integration, a position he currently holds. Prior to joining the Company in February, 1988, Mr. Marino held the position of Sr. Vice President of Sales and Marketing with Centel Federal Systems and M/A-COM Information Systems, both of which are U.S. Government contractors.

Robert A. Spearing, President, Telos Information Systems
- - --------------------------------------------------------

         Mr. Spearing (age 56) was appointed President of Telos Information Systems in 1993 and is responsible for all sales and operations activities of that division. Previously, Mr. Spearing held the position of Vice President of Eastern Operations within the Telos Systems Group. Prior to joining Telos Corporation in 1992, Mr. Spearing was with the National Aeronautics and Space Administration for 28 years. His last assignment at NASA was Director of Mission Operations and Data Systems at the Goddard Space Flight Center.

Lorenzo Tellez, Chief Financial Officer, Treasurer, and Vice President
- - ----------------------------------------------------------------------

         Mr. Tellez (age 38) was appointed Chief Financial Officer of the Company in 1993 and Treasurer in 1994. He joined Telos Corporation (California) in 1989 where he was responsible for all financial and regulatory functions. Mr. Tellez is a Certified Public Accountant. Prior to joining Telos Corporation, Mr. Tellez served as a Senior Manager with Arthur Andersen & Company, a public accounting firm.

Lee R. Whitley, President, Telos Federal Systems
- - ------------------------------------------------

         Mr. Whitley (age 58) was appointed President of Telos Federal Systems in October 1993, and has been with Telos Corporation in various diversified key management positions since 1981. Previously, Mr. Whitley was Vice President of Central Operations in Telos Systems Group. Before joining Telos Corporation, Mr. Whitley served for twenty years in the U.S. Army Field Artillery, retiring as a Lieutenant Colonel. Mr. Whitley resigned from the Company in January 1996.

         Each of the directors and executive officers of the Company is a United States citizen.


Item. 11.  Executive Compensation

       Information is set forth in the Summary Compensation Table included on the following page with respect to all forms of compensation for service rendered in all capacities to the Company during the fiscal years ended December 31, 1995, 1994, and 1993, of the Chief Executive Officer and four other most highly paid executive officers during 1995.



                                                              SUMMARY COMPENSATION TABLE


                                                                                    Long-TermCompensation
                                                                                    ---------------------
                                                Annual Compensation                     Awards            Payouts
                                                -------------------                     ------            -------
Name                                                                 Other      Restricted                 LTIP      All
and                                                                 Annual        Stock                    Pay-      Other
Principal                                                            Compen-      Award(s)     Options/    outs     Compen-
Position                          Year       Salary       Bonus     sation(1)       ($)         SARs(#)      ($)   sation (2)
- - -----------------------------------------------------------------------------------------------------------------------------

Gerald D. Calhoun                 1995     $143,943     $40,000     $ 6,000         --           --         --     $4,603
(V.P., Human Resources,           1994      119,595      65,657       6,000         --           --         --      3,520
 & Secretary, Telos Corp.)        1993      105,000      63,000       6,000         --           --         --      2,235

Mark W. Hester                    1995      181,695      40,000       6,000         --           --         --      4,992
(President, Telos Field           1994      164,635      40,805       6,000         --           --         --      3,949
  Engineering, V.P.               1993      161,384     130,000          --         --           --         --      8,994
   Telos Corp.)

Robert J. Marino                  1995      158,546      50,000       6,000         --           --         --      6,565
(President, Telos Systems         1994      147,118      36,000       6,000         --           --         --      1,264
  Integration, Senior V.P,        1993      150,000     150,000       6,000         --           --         --      4,497
   Telos Corp.)

Lorenzo Tellez                    1995      166,624      50,000       6,000         --           --         --      6,846
(V.P., Treasurer, Chief           1994      157,014      56,000       6,000         --           --         --      4,620
  Financial Officer)              1993      129,816     149,375          --         --           --         --      8,994

John B. Wood                      1995      234,990     325,000      24,000         --           --         --      7,029
(President, Chief                 1994      161,833          --      38,000         --           --         --      3,976
Executive Officer)                1993      150,870     145,000       6,000         --      700,459         --      3,317

(1) Other annual compensation represents Director's Fees paid and automobile allowances provided to executives.

(2) All other compensation represents Company contributions made on behalf of the executive officers to the Telos Corp. 401(k) Retirement Savings and Profit Sharing Plan.

Stock Option Grants

         The Company did not grant any stock options in 1995, and therefore the Summary Table of Options/SAR Grants in the Last Fiscal Year has been omitted.

Management Stock Options

         The following table shows, as to the individuals named in the Summary Compensation table the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 1995.

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

                                                                                                 Value of
                                                                           Number of             Unexercised
                                                                           Unexercised           In-the-Money
                                                                           Options/SARs          Options/SARs
                                                                           at FY-End             at FY-End (1)

                               Shares Acquired                             Exercisable/          Exercisable/
Name                             on Exercise        Value Realized         Unexercisable         Unexercisable

Gerald Calhoun                        --                  --                69,900/0                    --
(V.P. Human Resources,
  and Secretary, Telos Corp.)

Mark W. Hester                        --                  --                      --                    --
(President, Telos Field
 Engineering & V.P.
 Telos Corporation)

Robert J. Marino                      --                  --               164,900/0                    --
(President, Telos Systems
  Integration, Senior V.P.,
    Telos Corp.)

Lorenzo Tellez                        --                  --                      --                    --
(V.P., Treasurer,
  Chief Financial Officer)

John B. Wood                          --                  --               700,459/0               $315,207/0
(President, Chief Executive
 Officer)

(1) Based on an estimated fair market value of the Company's Class A common stock of $ 0.95 per share at December 31, 1995.

Compensation of Directors

         During the fiscal year ended December 31, 1995, employee directors were paid a fee of $2,000 for each Board meeting attended. Outside directors Mr. Byers and Dr. Bryen were paid an annual fee of $25,000, and further compensated at a rate of $750 for each meeting in excess of four meetings a year. Chairman of the Board, Dr. Ikle', is paid $25,000 quarterly for his service on the Board. In addition, Mr. Byers receives $5,000 per annum for his service as Proxy Chairman. The compensation paid to the outside directors is paid pursuant to a proxy agreement between the Company, the Defense Investigative Service and certain of the Company shareholders. Other directors have been awarded stock options in prior years as additional compensation for their services as directors. Additional options may be awarded to outside directors in the future. During the fiscal year ended December 31, 1995, no directors of the Company were awarded options.

Employment Contracts

         The Company is a party to agreements with certain of its executive officers. Mr. William Brownley, General Counsel, Mr. Gerald Calhoun, Vice President Human Resources, Mr. Mark Hester, President of Telos Field Engineering, Mr. Robert Marino, President of Telos Systems Integration, Mr. Lorenzo Tellez, Chief Financial Officer, and Mr. John Wood, Chief Executive Officer, have agreements with the Company which provide for a payment of two year's base salary then in effect if involuntarily terminated. Accordingly, Mr. Brownley, Calhoun, Hester, Marino, Tellez and Wood would receive, given their present salary levels, $130,000, $130,000, $163,500, $165,000, $170,000 and
$225,000, respectively. In addition, these executive officer's agreements provide for bonus payments should certain operating results be attained.

         The Company is also a party to a three year employment agreement with Mr. Beninati, Director, and former Chairman of the Board. Under the agreement, Mr. Beninati will receive $165,000 in each of the next two years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management




                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      (1)                                (2)                          (3)                   (4)
                                                                               Amount and Nature
                                                  Name and Address          of Beneficial Ownership      Percent of
                Title of Class                   of Beneficial Owner          as of March 1, 1996          Class
                --------------                   -------------------          -------------------          -----

           Class A Common Stock             John Porter                       23,030,718 shares(A)        75.99%
                                            Chelverton Properties Limited
                                            63 Chester Square
                                            London SW1W 9EA England

           Class A Common Stock             C3, Inc. 401(k) Plan and           3,658,536 shares           15.85%
                                            Telos Corporation Savings Plan
                                            c/o C3, Inc.
                                            460 Herndon Parkway
                                            Herndon, Virginia 22070

           Class A Common Stock             Union de Banques                   3,150,468 shares(B)        12.92%
                                            Suisses (Luxembourg) S.A.
                                            299 Park Ave., 37th Fl.
                                            New York, NY  10171

           Class B Common Stock             F&C Nominees Limited               3,143,358 shares           77.85%
                                            11 Devonshire Square
                                            London EC 2M 4YR England

           Class B Common Stock             Bank of Scotland (London)            815,700 shares           20.20%
                                            Nominees Limited
                                            11 Devonshire Square
                                            London EC 2M 4YR England

           Class A Common Stock             Gerald A. Calhoun                     88,293 shares (C)        0.38%
           Class A Common Stock             Mark W. Hester                        60,976 shares            0.26%
           Class A Common Stock             Robert J. Marino                     286,952 shares (C)        1.23%
           Class A Common Stock             Lorenzo Tellez                       152,440 shares            0.66%
           Class A Common Stock             John B. Wood                         700,459 shares (D)        2.95%
           Class A Common Stock             All Officers And Directors
                                            As A Group (8 persons)             2,058,360 shares (E)        8.32%




                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Cont'd)

                      (1)                                (2)                          (3)                   (4)
                                                                               Amount and Nature
                                                  Name and Address          of Beneficial Ownership      Percent of
                Title of Class                   of Beneficial Owner          as of March 1, 1996          Class
                --------------                   -------------------          -------------------          -----
           12% Cumulative Exchange-         Gotham Partners, L.P.                340,929 shares            9.45%
           able Redeemable Preferred        230 Park Avenue, #1245
           Stock                            New York, NY  10169

           12% Cumulative Exchangeable      C.C. Partners Ltd.                   220,953 shares (F)        6.15%
           Redeemable Preferred Stock       15 Hudson Ave., PO Box 832
                                            Shelter Island Heights, NY 11965

           12% Cumulative Exchangeable      R. Cromwell Coulson                  220,953 shares (F)        6.15%
           Redeemable Preferred Stock       Carr Securities Corp.
                                            17 Battery Place
                                            New York, NY  10004

           12% Cumulative Exchangeable      Value Partners, Ltd.                 673,317 shares (G)       18.73%
           Redeemable Preferred Stock       2200 Ross Avenue, Ste 4660
                                            Dallas, TX  75201

           12% Cumulative Exchangeable      Fisher  Ewing Partners               673,317 shares (G)       18.73%
           Redeemable Preferred Stock       2200 Ross Avenue, Ste 4660
                                            Dallas, TX  75201

(A) Mr. Porter's holdings include 7,228,916 shares of Class A Common Stock purchasable upon exercise of a warrant.
(B) Union de Banques Suisses (Luxembourg) S.A. holdings include 1,312,695 shares of Class A Common Stock purchasable upon exercise of a warrant.
(C) Messrs. Calhoun and Marino hold options to acquire 69,900 and 164,900 shares of the Company's Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchaseable upon exercise of warrant.
(D) Mr. Wood owns no shares of Common Stock, however, he holds an option to acquire 700,459 shares of the Company's Class A Common Stock purchasable upon exercise of options.
(E) Under the Company's stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 1,655,718 shares of Class A Common Stock exercisable within 60 days after March 1, 1996.
(F) C.C. Partners Ltd. and R. Cromwell Coulson have filed jointly a Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 220,953 shares of the Public Preferred Stock held of record by the reporting persons collectively.
(G)   Value  Partners  Ltd.  and Fisher  Ewing  Partners  have  filed  jointly a
      Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 673,317 shares of the Public Preferred Stock held of record by the reporting persons collectively.

Item 13.      Certain Relationships and Related Transactions

         Mr. Joseph P. Beninati and Mr. John B. Wood became employees of the Company in 1992 and currently serve as a Director, and President, Chief Executive Officer and Director, respectively. Mr. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995 and the Company will pay him $165,000 annually subject to a three year employment agreement beginning in 1995. Prior to 1992 they provided consulting services to the Company through their firm, Beninati & Wood, Inc. for which unpaid advisory fees at December 31, 1995 totaled $525,000. During 1993, $132,000 in legal costs were paid by the Company on behalf of Mr. Beninati and Mr. Wood in connection with the Settlement Agreement, pursuant to indemnification provisions of the Company's bylaws.

         Mr. Fred Knoll, former Chairman of the Board of Directors of the Company, and various related entities, were paid $759,000 in 1993 for reimbursement of expenses. Amounts reimbursed in fiscal year 1993 include $612,000 of legal fees and other costs incurred in connection with the Settlement Agreement, pursuant to indemnification provisions of the Company's bylaws.

         Mr. Porter has a consulting agreement with the Company whereby he will be compensated $200,000 a year for specified services. Mr. Porter has not requested payment under this agreement in 1995 or 1994.

         Mr. Byers, a director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers is compensated $8,000 per month for his services, as well as $500 per day for overseas travel undertaken on behalf of the Company. In 1995, Mr. Byers was compensated $121,500.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.     Financial Statements

              All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

(a)    2.     Financial Statement Schedules

              All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)    3.     Exhibits:

         Exhibits marked with (1*) are incorporated by reference to the Company's Registration Statement No. 2-84171 filed June 2, 1983. The exhibits marked with (2*) are incorporated by reference to the Company's Amendment No. 1 to Schedule 14D-9 filed on December 2, 1988. Exhibits marked with (3*) are incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1987. Exhibits marked with (4*) are incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1989. Exhibits marked with (5*) are incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1990. Exhibits marked with (6*) are management contracts or compensatory plans or arrangements required to be filed by Item 14(c) of Form 10K. The registrant will furnish to stockholders a copy of other exhibits upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to the attention of Investor Relations at Telos Corporation, 460 Herndon Parkway, Herndon, Virginia 22070-5201.

      2.6 Stock Purchase Agreement dated as of January 14, 1992, by and among C3, Inc., Telos Corporation and Contel Federal Systems, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

      3.1 (1*)           Articles of Amendment and Restatement of C3, Inc.

      3.2 (1*)          Articles of Amendment of C3, Inc. dated August 31, 1981.

      3.3 (3*)          Articles supplementary of C3, Inc. dated May 31, 1984.

      3.4 (4*)          Articles of Amendment of C3, Inc. dated August 18, 1988.

      3.5 Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

      3.6 Restated Bylaws of C3, Inc. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended December 31,
                         1990)

      3.7                Articles of Amendment of C3, Inc. dated April 13, 1995

      4.1 Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

      4.3                Form of the  terms of the 12%  Cumulative  Exchangeable
                         Redeemable   Preferred   Stock   of   the   Registrant.
                         (Incorporated  herein by reference to C3's

                         Registration  Statement  on Form S-4 filed  October 20,
                         1989)

      4.4 Shareholders Agreement dated as of August 3, 1990 by and among C3, Inc.; Union de Banques Suisses (Luxembourg), S.A.; C3 Investors, L.P.; Anthony Craig, together with the investors; the Class A holders; MIM Limited; Knoll and Associates, Inc.; Murray Enterprises PLC; Electra Development Holdings; and Hartley Limited. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

      4.5 Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

      10.10 (3*)         Lease Agreement for the Herndon Facility.

      10.11 (4*)         Amended Lease Agreement - Herndon Facility.

      10.20 Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, among C3, Inc., Telos Corporation and NationsBank, N.A. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

      10.31              September 27, 1993 Settlement Agreement among John R.C.
                         Porter, Toxford Corporation, Cantrade Nominees Ltd., Cantrade Trust Company (Cayman) Ltd., Cantrade Trustee, AG, Fred Knoll, Cottonwood Holdings, C3 Investors L.P., C3, Inc., Telos Corporation, Joseph P. Beninati, John
                         B. Wood and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.32 September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.33 September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.34 September 27, 1993 Note Interest Purchase and Sale Agreement among Mr. John R.C. Porter, Cottonwood and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.35 October 8, 1993 Promissory Note in the amount of $8,438,000 issued by Mr. John R.C. Porter in favor of C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.36 October 8, 1993 Promissory Note in the amount of $1,562,000 issued by Mr. John R.C. Porter in favor of Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.37 September 27, 1993 Collateral Agency, Security and Pledge Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Toxford Corporation, Cantrade Nominees Limited, Mr. Robert M. Ercole and Mr. Frank S. Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.38 September 27, 1993 Standstill Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.39              September  27, 1993 Mutual  Release among Mr. John R.C.
                         Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Mr. Joseph P. Beninati, Mr. John B. Wood, and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.40 September 27, 1993 Consulting Agreement among Mr. Fred Knoll, C3, Inc. and Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.41 September 27, 1993 Letter Agreement among C3, Inc., Knoll Capital Management, Inc. and Telos Corporation regarding deferred Telos Corporation fees. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

      10.43 Amendment to Revolving and Reducing Senior Credit Facility dated as of December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

      10.44 Amendment to Revolving and Reducing Senior Credit Facility dated as of April 11, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

      10.45 Amendment to Revolving and Reducing Senior Credit Facility dated as of June 8, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

      10.46 Amendment to Revolving and Reducing Senior Credit Facility dated as of October 7, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

      10.47 October 7, 1994 Letter Agreement among C3, Inc., Toxford Corporation, and NationsBank, N.A. regarding cash collateral held on behalf of the Company.

      10.48 October 25, 1994 General Release and Settlement memorandum among Sapiens International Corporation N.V., Sapiens International Corporation B.V., Sapiens U.S.A., Inc., C3, Inc. and Telos Corporation.

      10.49 Amendment to Revolving and Reducing Senior Credit Facility dated as of January 5, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

      10.50 Amendment to Revolving and Reducing Senior Credit Facility dated as of January 12, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

      10.51 Waiver and Amendment to Revolving and Reducing Senior Credit Facility dated as of April 17, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

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

      10.66 Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Mangement, Ltd.

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

      10.72 Amendment to Revolving and Reducing Senior Credit Facility dated as of August 4, 1995 Telos Corporation (Maryland), Telos Corporation (California) and NationsBank N.A.

      10.73 Amendment to Revolving and Reducing Senior Credit Facility dated as of October 13, 1995 Telos Corporation (Maryland), Telos Corporation (California) and NationsBank N.A.

      21                 Schedule of Subsidiaries.

      27                 Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TELOS CORPORATION

                                             By:   /s/John B. Wood
                                                 ------------------------------
                                                      President and
                                                      Chief Executive Officer

                                             Date:    March 29, 1996
                                                  -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the date indicated.

              Signature                                   Title                              Date
              ---------                                   -----                              ----


/s/  Fred Charles Ikl'e
- - --------------------------------------             Chairman of the                        March 29, 1996
Fred Charles Ikl'e                                  Board of Directors



/s/  John B. Wood
- - --------------------------------------             President, Chief Executive
John B. Wood                                        Officer & Director                    March 29, 1996
                                                   (Principal Executive Officer)



/s/  Stephen D. Bryen                              Director                               March 29, 1996
- - -----------------------------------
Stephen D. Bryen




/s/  Norman P. Byers                               Director                               March 29, 1996
- - -----------------------------------
 Norman P. Byers




/s/  Joseph P. Beninati                            Director                               March 29, 1996
- - -------------------------------------
Joseph P. Beninati




/s/  Lorenzo Tellez
- - ---------------------------------------            Chief Financial Officer                March 29, 1996
Lorenzo Tellez                                     (Principal Financial Officer &
                                                   Principal Accounting Officer)


                                Telos Corporation
                                  Exhibit Index


   Exhibit
   Number                                   Exhibit Name
   ------                                   ------------

    3.7           Articles of Amendment of C3, Inc. dated April 13, 1995

    10.72         Amendment to Revolving and ReducingSeniorCredit
                  Facility  dated  as of  August  4,  1995  Telos
                  Corporation   (Maryland),   Telos   Corporation
                  (California) and NationsBank N.A.

    10.73         Amendment to Revolving and ReducingSeniorCredit
                  Facility  dated as of  October  13,  1995 Telos
                  Corporation   (Maryland),   Telos   Corporation
                  (California) and NationsBank N.A.

    21            Schedule of Subsidiaries

    27            Financial Data Schedule