Form 10-Q
period 1996-03-31
TELOS CORP
filed 1996-05-16
CIK 320121

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


[X]       Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

          For the quarterly period ended:  March 31, 1996

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

As of May 2, 1996 the registrant had 23,076,753 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  16

               TELOS CORPORATION AND SUBSIDIARIES

                              INDEX



                  PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):                       PAGE

   Condensed  Consolidated Statements of  Income  for
     the Three Months Ended March 31, 1996 and 1995                3

   Condensed Consolidated Balance Sheets as of March 31, 1996
     and December 31, 1995                                         4

   Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended March 31, 1996 and 1995                5

   Notes to Condensed Consolidated Financial Statements            6-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10-14


                  PART II.   OTHER INFORMATION


Item 3. Defaults Upon Senior Securities                            15

Item 4. Submission of Matters to a Vote of Security Holders        15

Item 6. Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                         16

                 PART I - FINANCIAL INFORMATION

               TELOS CORPORATION  AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

                     (amounts in thousands)


                                         Three Months Ended
                                              March 31,
                                           1996       1995
Sales
 Systems and Support Services            $26,232     $25,889
 Systems Integration                      13,931      14,308
 Consulting                                7,080       6,564

                                          47,243      46,761
Costs and expenses
 Cost of sales                            41,825      37,890
 Selling, general and
   administrative expenses                 6,916       6,774
 Goodwill amortization                       390         794

Operating (loss) income                   (1,888)      1,303

Other income(expenses)
 Other income                                  3           5
 Interest expense                         (1,509)     (1,233)

(Loss) income before taxes                (3,394)         75

Income tax provision                           0           0

Net (loss) income                        $(3,394)        $75













      The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                             ASSETS
                     (amounts in thousands)
                                        March 31, 1996       December 31, 1995
Current assets
  Cash and cash equivalents,
   (including $1,121 of restricted
   cash at March 31, 1996)                    $ 2,124              $   735
  Accounts receivable, net                     40,396               44,112
  Inventories, net                             16,906               15,877
  Other current assets                          1,831                1,921
     Total current assets                      61,257               62,645

Property and equipment, net of
  accumulated depreciation of $19,014
  and $18,600 respectively                     14,188                2,671
Goodwill                                       22,424               22,814
Other assets                                    6,297                6,362

                                             $104,166              $94,492

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Accounts payable                            $22,964              $26,528
  Other current liabilities                     8,059                6,951
  Accrued compensation and benefits            10,761                8,804
     Total current liabilities                 41,784               42,283

Senior credit facility                         33,559               32,312
Senior subordinated notes                      15,009               15,004
Capital lease obligation                       12,484                   --
Other long-term liabilities                       938                1,109
     Total liabilities                        103,774               90,708

Redeemable preferred stocks
  Senior redeemable preferred stock             4,577                4,494
  Class B redeemable preferred stock           10,460               10,252
  Redeemable preferred stock                   18,960               18,646
     Total preferred stock                     33,997               33,392

Stockholders' investment
  Common stock                                     78                   78
  Capital in excess of par                      7,065                7,670
  Retained earnings (deficit)                 (40,748)             (37,356)
     Total stockholders' investment           (33,605)             (29,608)

                                             $104,166              $94,492

        The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                     (amounts in thousands)


                                                       Three Months
                                                      Ended March 31,
                                                    1996          1995
Operating activities:
  Net (loss) income                               $(3,394)       $   75
  Adjustments to reconcile net (loss)
     income to cash provided by operating
     activities:
     Depreciation and amortization                    787           869
     Goodwill amortization                            390           794
     Other non-cash items                             191           647
     Changes in assets and liabilities that
       provided (used) cash                         1,809        (8,723)
     Cash used in operating activities               (217)       (6,338)

Investing activities:
  Purchase of property and equipment                 (643)         (205)
  Investment in products                             (119)           --
     Cash used in investing activities               (762)         (205)

Financing activities:
  Proceeds from senior credit facility              1,247         6,764
  Proceeds from capital lease transaction           1,121            --
     Cash provided by financing activities          2,368         6,764

Increase in cash and cash equivalents               1,389           221
Cash and cash equivalents at beginning of period      735           441

Cash and cash equivalents at end of period         $2,124          $662













         The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


Note 1.   General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., enterWorks.com and Telos International Corporation (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     In 1996 the Company reviewed and changed its organizational structure to more efficiently support customer needs and address changing market conditions. As a result of this change, the Company has modified its business segments disclosure. The Systems Integration division has modified its structure to address increased network related business activities, emerging strategic markets and customer focuses. The Company has consolidated its software and hardware support services into one business segment in recognition that customers in this marketplace view system support as addressing both hardware and software. The consulting division remains a separate business segment.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

                 TELOS CORPORATION SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

Note 2.    Accounts Receivable

      The components of accounts receivable are as follows (in thousands):

                                   March 31, 1996    December 31, 1995
     Billed accounts receivable        $29,209           $30,286
     Unbilled accounts receivable       11,934            14,550
                                        41,143            44,836
     Allowance for doubtful accounts      (747)             (724)

                                       $40,396           $44,112

Note 3.   Debt Obligations

Senior Credit Facility

      At March 31, 1996, the Company had a $45 million senior credit facility ("Facility") with a bank maturing on July 1, 1997. The Company was not compliant with certain covenants contained in the Facility at March 31, 1996 and the bank has waived such covenant noncompliance.

Senior Subordinated Note, Series A

      At March 31, 1996, the Company had $675,000 of the senior subordinated note, Series A with a balance of $636,000 outstanding with John R.C. Porter ("Porter"), the majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated note, Series A as of March 31, 1996. Porter has agreed to waive such noncompliance.

Note 4.   Preferred Stock

Senior Redeemable Preferred Stock

      The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the
Company. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31,

           TELOS CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

2001, subject to the legal availability of funds. At March 31, 1996 and December 31, 1995 undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock were accrued for financial reporting purposes in the amount of $1,577,000 and $1,494,000, respectively.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend payable semi-annually at June 30 and December 31. From July 1, 1995 through June 30, 1997, the dividend is calculated at a rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At March 31, 1996 and December 31, 1995 undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock were accrued for financial reporting purposes in the amount of $2,960,000 and $2,752,000 respectively.

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

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends were declared or paid during fiscal years 1995, 1994, 1993 and 1992. Cumulative undeclared dividends as of December 31, 1995 accrued for financial reporting purposes totaled $6,107,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. The

             TELOS CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

dividend payable on December 15, 1995 of $2,157,000 was accrued on a cash basis. All future dividends will be accrued on a cash basis.

      The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Note 5.   Stock Option Plan

      During 1996, the Board of Directors approved and the shareholders ratified a new stock option plan for certain key executives and for a larger employee group. Under the plan, a total of 6,644,974 shares of common stock may be awarded at an exercise price not lower than fair market value with vesting based upon the passage of time and/or significant events.

Note 6.   Commitments

      During the first quarter the Company entered into a twenty year lease with annual payments of $1,447,000 commencing March 11, 1996 for a building that will serve as its corporate headquarters. The building provides significant additional manufacturing and integration space. The Company has accounted for this lease as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.4 million. Under the terms of the lease, the landlord funded the Company with $1.3 million for use for tenant improvements and other building costs of which $1.1 million, recorded as restricted cash, is available for use at March 31, 1996.

      The Company is in the process of finalizing its transition plans and is currently evaluating its requirements and options for the current corporate headquarters facility. The lease on the current corporate headquarters facility expires in March 1997.

     The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of March 31, 1996:

          1996                                   $ 1,085,000
          1997                                     1,447,000
          1998                                     1,447,000
          1999                                     1,447,000
          2000                                     1,447,000
          Later Years                             21,946,000

          Total minimum payments                  28,819,000
          Less:  Amounts represent interest      (16,335,000)
          Present value of net minimum payments  $12,484,000

Item 2.    Management's   Discussion  and   Analysis   of   Financial
           Condition and Results of Operations.

General

     In the first three months of 1996, the Company had increased revenue as compared to 1995. The Company's profitability was adversely impacted by the Federal government shutdown and budget impasse that occurred during the first quarter of 1996. Additionally, the Company was impacted by lower than anticipated sales and order volume on certain large equipment contracts. Gross margins were affected by increased cost of sales resulting from a change in product mix as compared to 1995. With the roll out of significant new contracts, there were additional infrastructure and support costs in the first quarter of 1996 with minimal corresponding revenue. These impacts had a negative effect on the overall profitability.

     Total backlog from existing contracts was approximately $1.3 billion as of March 31, 1996 and December 31, 1995. As of March 31, 1996, the funded backlog of the Company totaled $52.3 million, a decrease of $13.3 million from December 31, 1995. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field
Engineering,   Inc.,   Telos   International   Corporation    and
enterWorks.com ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three month periods ended March 31, 1996 and 1995 were as follows:

                                 Three Months Ended
                                     March 31,
                                 1996       1995
Sales                           100.0 %     100.0 %
Cost of sales                   (88.6)      (81.0)
SG&A expenses                   (14.6)      (14.5)
Goodwill amortization            (0.8)       (1.7)

Operating (loss) income          (4.0)        2.8

Other income                       --          --
Interest expense                 (3.2)       (2.6)
Income tax provision               --          --
Net (loss) income                (7.2) %       .2 %

Financial Data by Market Segment

      During the first quarter of 1996, the Company modified its view of the business segments that it operates given the increased network based activities of the Systems Integration Group as well as the merger of its hardware and software support divisions. The Company operates in three market segments: systems and support services ( the "Systems and Support Services Group"), which consists of the Company's hardware and software support services; system integration (the "Systems Integration Group") and consulting services (the "Consulting Group").

      Sales, gross profit, and gross margin by market segment for the first quarter of 1996 and 1995 were as follows:

                                        Three Months Ended
                                             March 31,
                                        1996         1995
                                     (amounts in thousands)
Sales:
  Systems and Support Services       $26,232       $25,889
  Systems Integration                 13,931        14,308
  Consulting Services                  7,080         6,564
     Total                           $47,243       $46,761

Gross Profit:
  Systems and Support Services        $2,880        $4,219
  Systems Integration                  1,380         3,248
  Consulting Services                  1,158         1,404
     Total                            $5,418        $8,871

Gross Margin:
  Systems and Support Services         11.0%         16.3%
  Systems Integration                   9.9%         22.7%
  Consulting Services                  16.4%         21.4%
     Total                             11.5%         19.0%

     For the three month period ended March 31, 1996 sales increased by approximately $482,000, or 1.0%, to $47.2 million from $46.8 million for the comparable 1995 period. This increase for the three month period is due to the Systems and Services Group, which reported increased sales of $343,000 and to the Consulting Group, which reported increased sales of $516,000. Offsetting these increases were decreased sales during the first quarter of 1996 by the Systems Integration Group of approximately $377,000.

      Within the Systems and Support Services Group, software services sales accounted for approximately $1.5 million of the increase due to increased activity under certain large labor contracts. The increase is offset by a $1.1 million decrease in hardware support sales. The decrease in hardware support sales is due to a continued shift in the computer platforms it services from mainframe computers to both network and personal computers which generally produce lower revenue streams. Also, it is experiencing shifts from fixed price contracts to time and material contracts which produce less predictable revenue streams.

     Systems Integration Group sales decreased by $377,000 during the first quarter of 1996 as compared to the first quarter of 1995 due to the impact of the various Federal government shutdowns and related Federal budget impasse. The Company has experienced reduced order flow on certain of its large equipment contracts to supply computer equipment to the Federal government as a result of budget impasse. The Company expects the impact from the budget impasse to continue to effect its order flow and related revenue through the first half of 1996.

      The increase in the Consulting Services Group sales of approximately $516,000 for the three month period is due to increased billable hours resulting from obtaining new customers.

      Cost of sales increased by $3.9 million or 10.4% to $41.8 million during the three month period ended March 31, 1996, from $37.9 million in the comparable 1995 period. The increase in cost of sales results from two primary reasons. First, the System Integration Group's revenue product mix during the first quarter of 1996 differed from the Group's revenue product mix in the first period of 1995. Revenue for 1996 included certain higher cost equipment and software as compared to the same period in 1995. Some of these items were one time sales and the Company has taken action on certain of its contracts to introduce new products and technology with improved profit margins. Second, the Company, given its recent contract awards, invested in personnel and other infrastructure costs during the first quarter of 1996 to support these new contracts while revenue from these contracts was minimal. Management believes that as the roll out of the new contracts continues, gross margin contribution, as well as indirect cost absorption, should improve.

      Gross profit decreased by $3.5 million in the first quarter of 1996 to $5.4 million from $8.9 million in the comparable 1995 period as a result of the matters discussed above. Total Company gross margins were 11.5% and 19.0% for the three month periods ended March 31, 1996 and 1995, respectively.

      Selling, general and administrative costs increased for the three month period by approximately $100,000 to $6.9 million in 1996 from $6.8 million in 1995. This increase is due to increased marketing efforts during the first quarter of 1996 as compared to the same period of 1995. SG&A as a percentage of sales was 14.6% and 14.5% for the three month periods ended March 31, 1996 and 1995, respectively.

      Goodwill amortization expense declined by $404,000 during the three month period ended March 31, 1996 due to the completion of the amortization of goodwill stemming from the 1989 leveraged buy out of the Company. The Company continues to amortize the goodwill balance which resulted from the acquisition of Telos Corporation (California).

      Operating income decreased by $3.2 million during the three months ended March 31, 1996 to a $1.9 million operating loss. The Company had an operating profit of $1.3 million in the comparable period of 1995. The decrease in operating profit resulted primarily from the aforementioned cost of sales increases.

     Interest expense increased by approximately $280,000 to $1.5 million during the three month period ended March 31, 1996, from $1.2 million in the comparable period of 1995. The increase is primarily attributed to an increase in the outstanding balance of the subordinated debt and related interest rate.

     The Company did not have a tax provision in either the three month period ended March 31, 1996 or 1995 as a result of the utilization of net operating loss carryforwards.


Liquidity and Capital Resources

     For the three months ended March 31, 1996, the Company used $200,000 of cash in its operating activities primarily as a result of increased inventory levels and the net loss for the period. The Company funded its net loss and use of operating cash as well as its investing activities through increased borrowings.

     During the first quarter of 1996, the Company's liquidity was impacted by the various Federal government shutdowns and the related impasse on the 1996 Federal government budget. While the services side of the Company's business was generally unaffected, certain of its large equipment contracts within its Systems Integration Group were adversely impacted through reduced order volume. The effect of this was an overall reduction in the Company's liquidity. The Company has counteracted this negative effect with an aggressive cash management program. One of these aggressive actions has been to establish extended payment terms to the Company's vendors as well as to reduce discretionary spending in certain areas. The Company has recently begun to see improved order flow. However, the Company believes that the impact from the Government shutdown and budget impasse will be felt through the first half of 1996 in its results from operations and financial condition.

     With the contract awards received by the Company in 1995, the Company is evaluating its financing requirements to support these contracts. The Company anticipates that its current Facility will be adequate for at least the first half of 1996. The Company believes that additional financing may be required in the second half of 1996 and is currently reviewing with its senior lender an expanded credit facility through a prospective multi-bank syndication arrangement.

     The Company is actively reviewing its business opportunities surrounding its Internet products. During the first quarter of 1996, the Company formed enterWorks.com, a wholly owned subsidiary focused on the Internet and related software products, to pursue and expand such opportunities. While the Company is currently funding the on-going product development and business growth in this area, it is reviewing the potential for external capital to fully exploit this emerging market.

     In March 1996, the Company signed a long term lease for a building in Loudoun County, Virginia that will serve as its corporate headquarters as well as provide significant additional manufacturing and integration space. The lease provides for annual payments of $1,447,000. The Company is finalizing its transition plans and is currently evaluating its options for the current corporate headquarters facility whose lease expires in March 1997.

     At March 31, 1996, the Company had outstanding debt of $48.6 million, consisting of $33.6 million under the secured senior credit facility and $15 million in subordinated debt. The senior credit facility was refinanced during the first quarter of 1996 and has a maturity date of July 1, 1997. Under the terms of the refinancing, the total commitment remains at $45 million with terms and conditions similar to the previous senior credit facility except for amendments made to certain of the financial and non financial covenants.

     The Company is not in compliance with certain financial covenants contained in the senior credit facility as of March 31, 1996. The bank has waived such non compliance.

      At March 31, 1996, the Company had $675,000 of the senior subordinated note, Series A outstanding with John R.C. Porter ("Porter"), a majority common shareholder of the Company. The Company was not in compliance with certain of the financial maintenance covenants of the senior subordinated note, Series A as of March 31, 1996. Porter has agreed to waive such noncompliance.

                   PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

Senior and Class B Redeemable Preferred Stocks

      The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, and its Class B Redeemable Preferred Stock since their issuance. Total undeclared unpaid dividends, accrued for financial reporting purposes, are $1,577,000 for the Series A-1, A-2 Preferred stock and $2,959,000 for the Class B Preferred Stock at March 31, 1996.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, have been authorized for issuance. The Company had 3,595,936 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"), par value $.01 per share outstanding at March 31, 1996. The Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative.

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash, all dividends thereafter are to be paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock are paid at the rate of 0.06 of a share of the Preferred Stock for each $.60 of such dividends not paid in cash.

     No dividends were declared or paid during fiscal years 1995, 1994, 1993 or 1992. Cumulative undeclared dividends as of December 31, 1995 accrued by the Company were $6,107,000. The Company has accrued these dividends for the periods although the Company is uncertain when or if these dividends will be declared or paid.

Item 4.   Submission of Matters to a Vote of Security Holders

        On April 6, 1996, at a special meeting of the common shareholders a vote was taken regarding the establishment of a new stock option plan. The stock option plan was approved by unanimous vote of all shareholders present at the meeting which represented a majority of the Company's common shares outstanding.

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         10.74  1996 Stock Option Plan
         27     Financial Data Schedule

    (b)  Reports on Form 8-K:   None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 15, 1996                      TELOS CORPORATION


                                        /s/  Lorenzo Tellez
                                        Lorenzo Tellez
                                   (Principal Financial Officer &
                                    Principal Accounting Officer)


                        Telos Corporation
                          Exhibit Index

Exhibit Number          Exhibit Name                Page Number(s)

  10.74             1996 Stock Option Plan             18-28

  27                Financial Data Schedule            29

                        TELOS CORPORATION

                     1996 STOCK OPTION PLAN


1.   Purpose.

     The purpose of this plan (the "Plan") is to secure for Telos
Corporation, a Maryland corporation, (the "Company") and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of the Company and its parent and subsidiary corporations who are expected to contribute to the Company's future growth and success. Except where the context otherwise requires, the term "Company" shall include the parent and all present and future subsidiaries of the Company as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of
1986,  as  amended  or replaced from time to time  (the  "Code").
Those  provisions  of  the Plan which make express  reference  to
Section 422 shall apply only to Incentive Stock Options (as that term is defined in the Plan).

2.   Type of Options and Administration.

     (a) Types of Options. Options granted pursuant to the Plan may be either incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Code or Non-
Statutory Options which are not intended to meet the requirements of Section 422 of the Code ("Non-Statutory Options").

     (b)  Administration.

           (i)   The  Plan will be administered by the  Board  of
Directors  of  the Company, whose construction and interpretation of  the  terms  and  provisions of the Plan shall  be  final  and
conclusive.   The  Board of Directors may in its sole  discretion
grant  options to purchase shares of the Company's  Common  Stock
("Common  Stock")  which are shares of Class A Common  Stock  and issue  shares  upon exercise of such options as provided  in  the
Plan.   The  Board shall have authority, subject to  the  express
provisions  of  the  Plan,  to  construe  the  respective  option agreements  and the Plan, to prescribe, amend and  rescind  rules and  regulations relating to the Plan, to determine the terms and provisions of the respective option agreements, which need not be identical, and to make all other determinations which are, in the judgment  of  the Board of Directors, necessary or desirable  for the  administration  of  the Plan.  The Board  of  Directors  may
correct  any  defect,  supply  any  omission  or  reconcile   any
inconsistency  in  the  Plan or in any option  agreement  in  the manner  and  to the extent it shall deem expedient to  carry  the
Plan  into  effect and  it shall be the sole and final  judge  of
such  expediency.   No  director or  person  acting  pursuant  to
authority delegated by the Board of Directors shall be liable for any action or determination under the Plan made in good faith.

          (ii) To the full extent permitted by or consistent with applicable laws or regulations and Section 3(b) of this Plan

(A) the Board of Directors may delegate any or all of its powers under the Plan to a committee appointed by the Board of Directors for the purpose of granting and administering options to persons to whom Section 16(b) of the Securities Exchange Act of 1934 (the
"Exchange Act") applies, and (B) any and all other powers of the Board of Directors under the Plan, including the granting and administration of all other options shall be vested in the Chief
Executive  Officer  of  the  Company,  provided  that  the  Chief
Executive Officer is and remains a member of the Board of Directors, and provided further, that to the extent required by Maryland's General Corporate Law, the Chief Executive Officer shall act together with another member of the Board of Directors as a committee of the Board of Directors designated by the Board of Directors for such purpose; and references to the Board of Directors in the Plan shall mean and relate to the Chief
Executive Officer and, if so appointed, any such committee.

      (c)  Applicability of Rule 16b-3.  Those provisions of  the
Plan which make express reference to Rule 16b-3 promulgated under the Exchange Act, or any successor rule ("Rule 16b-3"), or which are required in order for certain option transactions to qualify for exemption under Rule 16b-3, shall apply only to such persons as are required to file reports under Section 16(a) of the Exchange Act (a "Reporting Person").

3.   Eligibility.

     (a)  General.  Options may be granted to persons who are, at the  time  of  grant,  employees  or  officers  of  the  Company;
provided,  that  the class of employees to whom  Incentive  Stock
Options may be granted shall be limited to all employees  of  the
Company.  A person who has been granted an option may, if  he  or she  is otherwise eligible, be granted additional options if  the
Board of Directors shall so determine.  Subject to adjustment  as provided  in Section 15 below, the maximum number of shares  with respect to which options may be granted to any employee under the
Plan shall not exceed 4,000,000 shares of common stock during the ten-year  term of the Plan.  For the purpose of calculating  such maximum  number, (a) an option shall continue to  be  treated  as
outstanding   notwithstanding  its  repricing,  cancellation   or
expiration and (b) the repricing of an outstanding option or  the issuance of a  new option in substitution for a cancelled  option shall  be  deemed  to constitute the grant of  a  new  additional option  separate from the original grant of the  option  that  is repriced or cancelled.

      (b)   Grant  of  Options to Officers.  From and  after  the
registration  of  the  Common Stock  of  the  Company  under  the
Exchange  Act, the selection of an officer (as the term "officer"
is  defined  for  purposes of Rule 16b-3) as a  recipient  of  an option, the timing of the option grant, the exercise price of the option  and the number of shares subject to the option  shall  be determined  either (i) by the Board of Directors,  of  which  all
members   shall   be  "disinterested  persons"  (as   hereinafter
defined),  or (ii) by two or more directors having full authority to  act  in  the  matter, each of whom shall be a  "disinterested

person."   For  the  purposes of the Plan, a  director  shall  be
deemed  to  be  a  "disinterested person"  only  if  such  person qualifies  as  a  "disinterested person" within  the  meaning  of
Rule 16b-3, as such term is interpreted from time to time.

4.   Stock Subject to Plan.

      Subject to adjustment as provided in Section 15 below, the maximum number of shares of Common Stock which may be issued and sold under the Plan is 6,644,974. If an option granted under the Plan shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject to such option shall again be available for subsequent option grants under the Plan. If shares issued upon exercise of an option under the Plan are tendered to the Company in payment of the exercise price of an option granted under the Plan, such tendered shares shall again be available for subsequent option grants under the Plan;
provided, that in no event shall such shares be made available for issuance to Reporting Persons or pursuant to exercise of Incentive Stock Options.

5.   Forms of Option Agreements.

      As a condition to the grant of an option under the Plan, each recipient of an option shall execute an option agreement in such form not inconsistent with the Plan as may be approved by the Board of Directors. Such option agreements may differ among recipients.

6.   Purchase Price.

      (a) General. Subject to Section 3(b), the purchase price per share of stock deliverable upon the exercise of an option shall be determined by the Board of Directors, provided, however,
(i) that in the case of an Incentive Stock Option, the exercise price shall not be less than 100% of the fair market value of such stock, as determined by the Board of Directors, at the time of grant of such option, or less than 110% of such fair market value in the case of options described in Section 11(b), and (ii) in no event shall the exercise price be less than $.95 per share
(subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations, subsequent to the date of this Plan, affecting the shares subject to the options.)

      (b)  Payment of Purchase Price.  Options granted under  the
Plan may provide for the payment of the exercise price by delivery of cash or a check to the order of the Company in an amount equal to the exercise price of such options, or, to the extent provided in the applicable option agreement, (i) by delivery to the Company of shares of Common Stock of the Company already owned by the optionee having a fair market value equal in amount to the exercise price of the options being exercised or
(ii) by any other means (including, without limitation, by delivery of a promissory note of the optionee payable on such terms as are specified by the Board of Directors) which the Board of Directors determines are consistent with the purpose of the

Plan and with applicable laws and regulations (including, without limitation, the provisions of Regulation T promulgated by the Federal Reserve Board). The fair market value of any shares of the Company's Common Stock or other non-cash consideration which may be delivered upon exercise of an option shall be determined by the Board of Directors.

7.   Option Period.

      Each option and all rights thereunder shall expire on such date as shall be set forth in the applicable option agreement, except that, in the case of an Incentive Stock Option, such date shall not be later than ten years after the date on which the option is granted and, in all cases, options shall be subject to earlier termination as provided in the Plan.

8.   Exercise of Options.

      Each  option  granted under the Plan shall  be  exercisable either  in  full  or in installments at such time  or  times  and during  such  period  as  shall be set  forth  in  the  agreement evidencing  such option, subject to the provisions of  the  Plan.
Options to persons (other than persons determined by the Board of
Directors  for  purposes of this Plan to be key  employees  ("Key
Employees") who are employees on the date of this Plan  shall  be exercisable to the extent of twenty percent (20%) of  the  shares subject  thereto  and  to  the extent of  an  incremental  twenty percent (20%) on each of the first four anniversaries of the date of  grant; and options to such persons who become employees after the date of the Plan shall be exercisable to the extent of twenty
percent   (20%)   cumulatively   on  each  of  the   first   five
anniversaries of the date of grant.  No options to Key  Employees who  become  employees  after  the  date  of  the  Plan  will  be exercisable on or prior to the date of grant of such options, and no  shares  becoming  exercisable over time will  be  exercisable prior to the first anniversary of employment.

9.   Nontransferability of Options.

      Options  shall  not  be assignable or transferable  by  the person  to  whom  they  are  granted, either  voluntarily  or  by operation  of  law,  except by will or the laws  of  descent  and distribution,  and,  during the life of the  optionee,  shall  be
exercisable  only  by  the  optionee;  provided,  however,   that
(i) subject to clause (ii) hereof, options to persons subject  to the provisions of Section 16(b) of the Securities Exchange Act of
1934,  as  amended, may be transferred to the extent  allowed  by
Rule 16b-3  as  in  effect from time to time, and  (ii) Incentive
Stock  Options  may  be  transferred to  the  extent  allowed  by
Section 422  of the Code or any successor provision with  respect to Incentive Stock Options as in effect from time to time.

10.  Effect of Termination of Employment or Other Relationship.

       Except as provided in Section 11(d) with respect to Incentive Stock Options, and subject to the provisions of the Plan, the Board of Directors shall determine the period of time during which an optionee may exercise an option following (i) the termination of the optionee's employment or other relationship with the Company or (ii) the death or disability of the optionee.
Such periods shall be set forth in the agreement evidencing such option.

11.  Incentive Stock Options.

      Options granted under the Plan which are intended to be Incentive Stock Options shall be subject to the following additional terms and conditions:

      (a)   Express  Designation.  All  Incentive  Stock  Options
granted  under  the  Plan  shall,  at  the  time  of  grant,   be
specifically designated as such in the option agreement  covering such Incentive Stock Options.

      (b)  10% Shareholder.  If any employee to whom an Incentive
Stock  Option is to be granted under the Plan is, at the time  of the grant of such option, the owner of stock possessing more than
10% of the total combined voting power of all classes of stock of the  Company (after taking into account the attribution of  stock
ownership  rules  of  Section 424(d)  of  the  Code),  then   the
following special provisions shall be applicable to the Incentive
Stock Option granted to such individual

      (i) The purchase price per share of the Common Stock subject to such Incentive Stock Option shall not be less than 110% of the fair market value of one share of Common Stock at the time of grant; and

      (ii) the option exercise period shall not exceed five years from the date of grant.

      (c)   Dollar Limitation.  For so long as the Code shall  so
provide, options granted to any employee under the Plan (and  any other  incentive  stock option plans of the  Company)  which  are
intended   to  constitute  Incentive  Stock  Options  shall   not
constitute  Incentive  Stock Options  to  the  extent  that  such options, in the aggregate, become exercisable for the first  time in  any  one  calendar year for shares of Common  Stock  with  an aggregate fair market value (determined as of the respective date or dates of grant) of more than $100,000.

      (d)   Termination of Employment, Death or  Disability.   No
Incentive  Stock Option may be exercised unless, at the  time  of such  exercise, the optionee is, and has been continuously  since the  date of grant of his or her option, employed by the Company, except that:

     (i) an Incentive Stock Option may be exercised within the period of three months after the date the optionee ceases to be an employee of the Company (or within such lesser period as may be specified in the applicable option agreement), provided, that the agreement with respect to such option may designate a longer exercise period and that the exercise after such three-month period shall be treated as the exercise of a non-statutory option under the Plan;

      (ii) if the optionee dies while in the employ of the Company, or within three months after the optionee ceases to be such an employee, the Incentive Stock Option may be exercised by the person to whom it is transferred by will or the laws of descent and distribution within the period of one year after the date of death (or within such lesser period as may be specified in the applicable option agreement); and

      (iii) if the optionee becomes disabled (within the meaning of Section 22(e)(3) of the Code or any successor provision thereto) while in the employ of the Company, the Incentive Stock
Option may be exercised within the period of one year after the date the optionee ceases to be such an employee because of such disability (or within such lesser period as may be specified in the applicable option agreement).

For  all  purposes of the Plan and any option granted  hereunder,
"employment"  shall be defined in accordance with the  provisions of  Section 1.421-7(h)  of the Income  Tax  Regulations  (or  any
successor    regulations).    Notwithstanding    the    foregoing
provisions, no Incentive Stock Option may be exercised after  its expiration date.

12.  Additional Provisions.

      (a)   Additional Option Provisions.  The Board of Directors
may,  in  its  sole discretion, include additional provisions  in option  agreements  covering  options  granted  under  the  Plan, including without limitation restrictions on transfer, repurchase rights, commitments to pay cash bonuses, to make, arrange for  or guaranty  loans  or to transfer other property to optionees  upon exercise  of  options,  or  such other  provisions  as  shall  be
determined  by  the  Board  of  Directors;  provided  that   such
additional  provisions shall not be inconsistent with  any  other term  or  condition  of  the Plan and such additional  provisions shall not cause any Incentive Stock Option granted under the Plan to  fail  to  qualify  as an Incentive Stock  Option  within  the meaning of Section 422 of the Code.

      (b) Acceleration, Extension, Etc. The Board of Directors may, in its sole discretion, (i) accelerate the date or dates on which all or any particular option or options granted under the Plan may be exercised or (ii) extend the dates during which all, or any particular, option or options granted under the Plan may be exercised; provided, however, that prior to the time that the Common Stock of the Company is registered under the Exchange Act, unless such action has been approved by the holders of a majority of the then outstanding shares of the Company's Common Stock, such actions (i) may be taken with respect to not more than twenty-five percent (25%) of the maximum number of shares which may be issued under options to persons other than Key Employees and (ii) may not be taken with respect to an option to a Key
Employee.

13.  General Restrictions.

      (a) Investment Representations. The Company may require any person to whom an option is granted, as a condition of exercising such option, to give written assurances in substance and form satisfactory to the Company to the effect that such person is acquiring the Common Stock subject to the option for his or her own account for investment and not with any present intention of selling or otherwise distributing the same, and to such other effects as the Company deems necessary or appropriate in order to comply with federal and applicable state securities laws, or with covenants or representations made by the Company in connection with any public offering of its Common Stock.

      (b)  Compliance With Securities Laws.  Each option shall be subject to the requirement that if, at any time, counsel  to  the
Company  shall  determine  that  the  listing,  registration   or
qualification  of  the  shares subject to such  option  upon  any securities  exchange or under any state or federal  law,  or  the consent  or approval of any governmental or regulatory  body,  or that the disclosure of non-public information or the satisfaction of  any  other condition is necessary as a condition  of,  or  in connection  with, the issuance or purchase of shares  thereunder, such  option  may not be exercised, in whole or in  part,  unless such  listing, registration, qualification, consent or  approval, or  satisfaction  of such condition shall have been  effected  or obtained  on  conditions acceptable to the  Board  of  Directors.
Nothing  herein shall be deemed to require the Company  to  apply for or to obtain such listing, registration or qualification,  or to satisfy such condition.

14.  Rights as a Shareholder.

      The  holder  of  an  option  shall  have  no  rights  as  a shareholder  with  respect to any shares covered  by  the  option
(including,  without limitation, any rights to receive  dividends or  non-cash distributions with respect to such shares) until the date  of  issue  of a stock certificate to him or  her  for  such
shares.   No  adjustment  shall be made for  dividends  or  other
rights for which the record date is prior to the date such  stock certificate is issued.

15.   Adjustment  Provisions  for Recapitalizations  and  Related
Transactions.

      (a) General. If, through or as a result of any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, (i) the outstanding shares of Common Stock are increased, decreased or exchanged for a different number or kind of shares or other securities of the Company, or (ii) additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment may be made in (x) the maximum number and kind of shares reserved for issuance under the Plan,
(y) the number and kind of shares or other securities subject  to any  then  outstanding options under the Plan, and (z) the  price for each  share subject to any then outstanding options under the
Plan,  without changing the aggregate purchase price as to  which such  options remain exercisable.  Notwithstanding the foregoing, no  adjustment shall be made pursuant to this Section 15 if  such
adjustment   would  cause  the  Plan  to  fail  to  comply   with
Section 422 of the Code.

      (b) Board Authority to Make Adjustments. Any adjustments under this Section 15 will be made by the Board of Directors, whose determination as to what adjustments, if any, will be made and the extent thereof will be final, binding and conclusive. No fractional shares will be issued under the Plan on account of any such adjustments.

16.  Merger, Consolidation, Asset Sale, Liquidation, etc.

       (a)   General.   Except  as  otherwise  provided  in   any
applicable option, in the event of a consolidation or  merger  or sale of all or substantially all of the assets of the Company  in which  outstanding  shares  of Common  Stock  are  exchanged  for securities,  cash or other property of any other  corporation  or business  entity or in the event of a liquidation of the Company, the  Board of Directors of the Company, or the board of directors of  any corporation assuming the obligations of the Company, may, in its discretion, take any one or more of the following actions, as  to  outstanding options:  (i) provide that such options shall be  assumed, or equivalent options shall be substituted,  by  the acquiring  or  succeeding corporation (or an affiliate  thereof), provided  that  any such options substituted for Incentive  Stock
Options  shall  meet  the requirements of Section 424(a)  of  the
Code, (ii) upon written notice to the optionees, provide that all unexercised  options  will  terminate immediately  prior  to  the consummation of such transaction unless exercised by the optionee within  a  specified period following the date  of  such  notice,
(iii) in  the event of a merger under the terms of which  holders of the Common Stock of the Company will receive upon consummation thereof  a cash payment for each share surrendered in the  merger
(the  "Merger Price"), make or provide for a cash payment to  the optionees  equal to the difference between (A) the  Merger  Price times  the  number  of  shares of Common Stock  subject  to  such outstanding options (to the extent then exercisable at prices not in  excess  of  the Merger Price) and (B) the aggregate  exercise price  of  all  such  outstanding options  in  exchange  for  the termination  of such options, and (iv) provide that  all  or  any outstanding  options shall become exercisable in full immediately prior to such event.

      (b)   Substitute  Options.  The Company may  grant  options
under  the Plan in substitution for options held by employees  of another  corporation who become employees of the  Company,  or  a subsidiary  of  the  Company,  as  the  result  of  a  merger  or consolidation of the employing corporation with the Company or  a subsidiary  of the Company, or as a result of the acquisition  by the Company, or one of its subsidiaries, of property or stock  of
the   employing  corporation.   The  Company  may   direct   that

substitute options be granted on such terms and conditions as the Board of Directors considers appropriate in the circumstances.

17.  No Special Employment Rights.

      Nothing contained in the Plan or in any option shall confer upon any optionee any right with respect to the continuation of his or her employment by the Company or interfere in any way with the right of the Company at any time to terminate such employment or to increase or decrease the compensation of the optionee.

18.  Other Employee Benefits.

     Except as to plans which by their terms include such amounts as compensation, the amount of any compensation deemed to be received by an employee as a result of the exercise of an option or the sale of shares received upon such exercise will not constitute compensation with respect to which any other employee benefits of such employee are determined, including, without limitation, benefits under any bonus, pension, profit-sharing, life insurance or salary continuation plan, except as otherwise specifically determined by the Board of Directors.

19.  Amendment of the Plan.

      (a) The Board of Directors may at any time, and from time to time, modify or amend the Plan in any respect, except that if at any time the approval of the shareholders of the Company is required under Section 422 of the Code or any successor provision with respect to Incentive Stock Options, or under Rule 16b-3, the Board of Directors may not effect such modification or amendment without such approval.

     (b)  The termination or any modification or amendment of the
Plan shall not, without the consent of an optionee, affect his or her  rights  under an option previously granted to  him  or  her.
With the consent of the optionee affected, the Board of Directors
may   amend  outstanding  option  agreements  in  a  manner   not
inconsistent  with the Plan.  The Board of Directors  shall  have the  right to amend or modify (i) the terms and provisions of the
Plan and of any outstanding Incentive Stock Options granted under the  Plan  to  the extent necessary to qualify any  or  all  such
options   for  such   favorable  federal  income  tax   treatment
(including deferral of taxation upon exercise) as may be afforded incentive  stock  options  under  Section 422  of  the  Code  and
(ii) the  terms and provisions of the Plan and of any outstanding option to the extent necessary to ensure the qualification of the
Plan under Rule 16b-3.

20.  Withholding.

      (a)   The  Company  shall have the  right  to  deduct  from
payments  of any kind otherwise due to the optionee any  federal, state  or  local taxes of any kind required by law to be withheld with  respect to any shares issued upon exercise of options under
the  Plan.   Subject to the prior approval of the Company,  which

may  be  withheld  by  the Company in its  sole  discretion,  the optionee  may elect to satisfy such obligations, in whole  or  in part,  (i) by  causing the Company to withhold shares  of  Common
Stock otherwise issuable pursuant to the exercise of an option or
(ii) by  delivering to the Company shares of Common Stock already owned by the optionee.  The shares so delivered or withheld shall have  a  fair  market value equal to such withholding obligation.
The  fair  market  value  of  the shares  used  to  satisfy  such withholding obligation shall be determined by the Company  as  of the  date  that  the  amount of tax  to  be  withheld  is  to  be
determined.   An  optionee who has made an election  pursuant  to
this  Section 20(a)  may  only satisfy  his  or  her  withholding obligation  with shares of Common Stock which are not subject  to any  repurchase, forfeiture, unfulfilled vesting or other similar requirements.

      (b) Notwithstanding the foregoing, in the case of a Reporting Person, no election to use shares for the payment of withholding taxes shall be effective unless made in compliance with any applicable requirements of Rule 16b-3 (unless it is intended that the transaction not qualify for exemption under Rule 16b-3).

21.  Cancellation and New Grant of Options, Etc.

      The  Board of Directors shall have the authority to effect, at  any  time  and  from time to time, with the  consent  of  the
affected   optionees,  (i) the  cancellation  of   any   or   all
outstanding  options under the Plan and the grant in substitution therefor  of  new  options under the Plan covering  the  same  or different numbers of shares of Common Stock and having an  option exercise  price per share which may be lower or higher  than  the exercise  price  per share of the cancelled options  or  (ii) the amendment  of the terms of any and all outstanding options  under the  Plan to provide an option exercise price per share which  is higher or lower than the then-current exercise price per share of such  outstanding options; provided, however, that prior  to  the time  that  the Common Stock of  the Company is registered  under the  Exchange Act, any such action shall be effective  only  with the approval of the holders of a majority of the then outstanding shares of the Company's Common Stock.

22.  Effective Date and Duration of the Plan.

      (a)   Effective Date.  The Plan shall become effective when
adopted  by  the Board of Directors, but no option granted  under the Plan shall become exercisable unless and until the Plan shall
have  been  approved  by  the Company's  shareholders.   If  such
shareholder  approval is not obtained within twelve months  after the  date of the Board's adoption of the Plan, options previously granted under the Plan shall not vest and shall terminate and  no options shall be granted thereafter.  Amendments to the Plan  not
requiring  shareholder  approval  shall  become  effective   when
adopted   by   the  Board  of  Directors;  amendments   requiring
shareholder  approval  (as provided in Section 19)  shall  become effective  when adopted by the Board of Directors, but no  option granted after the date of such amendment shall become exercisable
(to  the  extent that such amendment to the Plan was required  to enable  the Company to grant such option to a particular  person)
unless  and until such amendment shall have been approved by  the
Company's  shareholders.   If such shareholder  approval  is  not
obtained  within  twelve months of the Board's adoption  of  such amendment,  any  options granted on or after  the  date  of  such amendment  shall terminate to the extent that such amendment  was required  to  enable  the  Company to  grant  such  option  to  a particular optionee.  Subject to this limitation, options may  be granted  under the Plan at any time after the effective date  and before the date fixed for termination of the Plan.

      (b)   Termination.  Unless sooner terminated in  accordance
with  Section  16,  the Plan shall terminate upon  the  close  of business on the day next preceding the tenth anniversary  of  the
date  of  its  adoption  by  the  Board  of  Directors.   Options
outstanding on such date shall continue to have force and  effect in  accordance with the provisions of the instruments  evidencing such options.

 23. Provision for Foreign Participants.

      The Board of Directors may, without amending the Plan, modify awards or options granted to participants who are foreign nationals or employed outside the United States to recognize differences in laws, rules, regulations or customs of such foreign jurisdictions with respect to tax, securities, currency, employee benefit or other matters.

Adopted by the Board of Directors on March 21, 1996.




