Form 10-Q
period 1996-06-30
TELOS CORP
filed 1996-08-14
CIK 320121

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


[ X]    Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

         For the quarterly period ended:  June 30, 1996

[  ]   Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934


                 Commission file number: 1-8443


                        TELOS CORPORATION
     (Exact name of registrant as specified in its charter)


         Maryland                        52-0880974
 (State of Incorporation)  (I.R.S. Employer Identification No.)


 19886 Ashburn Road, Ashburn, Virginia           20147-2358
(Address of principal executive offices)         (Zip Code)


                 Registrant's Telephone Number,
               including area code: (703) 427-3800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO

As of August 1, 1996, the registrant had 23,076,753 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  19

               TELOS CORPORATION AND SUBSIDIARIES

                              INDEX


                  PART I.   FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited):

  Condensed Consolidated Statements of Income for the
     Three and Six Months Ended June 30, 1996 and 1995        3

  Condensed Consolidated Balance Sheets as of June 30, 1996
     and December 31, 1995                                    4

  Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1996 and 1995                  5

  Notes to Condensed Consolidated Financial Statements     6-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations               11-16


                  PART II.   OTHER INFORMATION



Item 1. Legal Proceedings                                    17

Item 3. Defaults Upon Senior Securities                      17

Item 4. Submission of Matters to a Vote of Security Holders  17

Item 6. Exhibits and Reports on Form 8-K                     18

SIGNATURES                                                   19

                 PART I - FINANCIAL INFORMATION

               TELOS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                      (amounts in thousands)


                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                                1996       1995      1996     1995
Sales
 Systems and Support Services  $26,223    $27,231  $52,455   $51,920
 Systems Integration            17,643      8,055   31,574    23,563
 Consulting                      8,117      6,516   15,197    13,080
                                51,983     41,802   99,226    88,563
Costs and expenses
 Cost of sales                  44,792     35,264   86,617    73,154
 Selling, general and
  administrative expenses        7,789      4,338   14,705    11,112
 Goodwill amortization             390        795      780     1,589

Operating (loss) income           (988)     1,405   (2,876)    2,708

Other income (expenses)
 Other income (expenses)          (352)         4     (349)        9
 Interest expense               (1,618)    (1,382)  (3,127)   (2,615)

(Loss) income before taxes      (2,958)        27   (6,352)      102

Income tax provision                 -          -        -         -

Net (loss) income              $(2,958)    $   27  $(6,352)   $  102















      The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                             ASSETS
                     (amounts in thousands)

                                    (Unaudited)
                                   June 30, 1996   December 31, 1995
Current assets
 Cash and cash equivalents         $  5,761           $   735
 (includes restricted cash
 of $327 at June 30, 1996)
 Accounts receivable, net            50,018            44,112
 Inventories, net                    16,097            15,877
 Other current assets                 1,913             1,921
   Total current assets              73,789            62,645

Property and equipment, net of
 accumulated depreciation of
 $19,467 and $18,600, respectively   15,444             2,671
Goodwill                             22,034            22,814
Other assets                          6,669             6,362

                                   $117,936           $94,492

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Accounts payable                 $ 31,266           $26,528
  Other current liabilities           8,152             6,951
  Accrued compensation and benefits   8,813             8,804
   Total current liabilities         48,231            42,283

Senior credit facility               44,256            32,312
Subordinated notes                   15,014            15,004
Capital lease obligation             12,450                --
Other long-term liabilities             552             1,109
   Total liabilities                120,503            90,708

Redeemable preferred stock
  Senior redeemable preferred stock   4,660             4,494
  Class B redeemable preferred stock 10,667            10,252
  Redeemable preferred stock         21,431            18,646
   Total preferred stock             36,758            33,392

Stockholders' investment
  Common stock                           78                78
  Capital in excess of par            4,304             7,670
  Retained earnings (deficit)       (43,707)          (37,356)
   Total stockholders' investment   (39,325)          (29,608)

                                   $117,936           $94,492

      The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (amounts in thousands)

                                                Six Months
                                               Ended June 30,
                                             1996         1995
Operating activities:
  Net (loss) income                        $(6,352)      $  102
  Adjustments to reconcile net (loss)
  income to cash used in operating
  activities:
     Depreciation and amortization           1,365        1,602
     Goodwill amortization                     780        1,589
     Provision for legal settlement            355           --
     Other noncash items                        90         (313)
     Changes in assets and liabilities      (1,024)      (6,408)
     Cash used in operating activities      (4,786)      (3,428)

Investing activities:
  Proceeds from sale of property
     and equipment                              --            3
  Investment in products                      (668)          --
  Purchase of property and equipment        (1,643)        (340)
     Cash used in investing activities      (2,311)        (337)

Financing activities:
  Proceeds from borrowings under senior
     credit facility                        10,823        4,314
  Proceeds from issuance of subordinated
     bridge notes                               --        6,494
  Proceeds from capital lease transaction    1,300           --
  Repayment of senior subordinated notes        --       (5,800)
     Cash provided by financing activities  12,123        5,008

  Increase in cash and cash equivalents      5,026        1,243
  Cash and cash equivalents at beginning
     of period                                 735          441

  Cash and cash equivalents at end
     of period                              $5,761       $1,684





      The accompanying notes are an integral part of these condensed consolidated financial statements.

                TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1.   General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering Inc., enterWorks.com ("enterWorks") and Telos International Corporation (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for three and the six months ended June 30, 1996 and 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     In 1996, the Company reviewed and changed its organizational structure to more efficiently support customer needs and address changing market conditions. As a result of these organizational changes, the Company's business segment disclosure has been modified to reflect the systems integration division as one business segment and the consolidation of software and hardware support services into one business segment. The consulting division remains a separate business segment.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

                TELOS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


Note 2.   Accounts Receivable

      The components of accounts receivable are as follows (in thousands):

                                        June 30,     December 31,
                                         1996          1995
   Billed accounts receivable          $40,975       $30,286
   Unbilled accounts receivable          9,778        14,550
                                        50,753        44,836
     Allowance for doubtful accounts      (735)         (724)
                                       $50,018       $44,112

Note 3.   Debt Obligations

Senior Credit Facility

      At June 30, 1996, the Company had a $45 million senior credit facility ("Facility") with a bank maturing on July 1, 1997. The Company was not compliant with certain covenants contained in the Facility at June 30, 1996 and the bank has waived such covenant noncompliance.

Senior Subordinated Note, Series A

      At June 30, 1996, the Company had a Senior Subordinated Note, Series A, of $675,000 outstanding with an affiliated entity of Mr. John R.C. Porter ("Porter"), the Company's majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the note as of June 30, 1996, and the entity has agreed to waive such non compliance.

Note 4.   Preferred Stock

Senior Redeemable Preferred Stock

      The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively.

      The Series A-1 and A-2 each carry a cumulative per annum dividend rate equal to 11.125% of their liquidation value of $1,000 per share through June 30, 1997 the annual dividend rate and increases to 14.125% per annum thereafter. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company.

              TELOS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

The Series A-1 is senior to the Series A-2. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to legal availability of funds. At June 30, 1996 and December 31, 1995 undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock totaled $1,660,000 and $1,494,000, respectively.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend calculated at a rate per annum equal to 11.125% of its liquidation value of $1,000 per share through June 30, 1997 and increases again to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends.

      The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At June 30, 1996 and December 31, 1995 undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock totaled $3,167,000 and $2,752,000 respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, (the "Preferred Stock") par value $.01 per share, have been authorized for issuance. At June 30, 1996 the Company has 3,595,586 shares of Preferred Stock issued and outstanding. The Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative.

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock are paid at the rate of 0.06 of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. No dividends were declared or paid during fiscal years 1995, 1994, 1993 and 1992. Cumulative undeclared dividends as of June 30, 1996, accrued for financial reporting purposes, totaled $8,264,000. Dividends for the years 1992 through 1994 and

               TELOS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. Dividends payable of $2,157,000 for the dividend periods that ended December 1, 1995 and June 1, 1996 were accrued on a cash basis. All future dividends will accrue on a cash basis.

     The  Company has not declared or paid dividends  since  1991 due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement and under Maryland law.

Note 5.   Stock Option Plans

Telos stock option plan

     During 1996, the Board of Directors of the Company approved and the shareholders ratified a new stock option plan for certain key executives and employees of the Company. Under the plan, the Company may award up to 6,644,974 shares of common stock at an exercise price of not lower than fair market value with vesting based upon the passage of time or occurrence of certain significant events. Through June 30, 1996, the Company has awarded 4,401,490 options for shares of common stock at an exercise price of $.95 per share.

enterWorks.com stock option plan

     In 1996 enterWorks, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,000,000 shares of enterWorks common stock may be awarded to key employees and associates. The exercise price of the stock options may not be lower than fair market value with vesting based on the passage of time or occurrence of certain significant events. Through June 30, 1996, the Company has awarded 2,112,500 options for shares of enterWorks common stock at an exercise price of $.12 per share.

Note 6.   Litigation

     The Company has entered into an agreement with Rosecliff to settle certain litigation initiated by Rosecliff in 1994 in connection with a failed equity/subordinated debt private placement transaction. Accordingly, in the second quarter of 1996, the Company recorded $355,000 of additional non-operating expense to fully record the provisions of the settlement.

                  TELOS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

Note 7.   Commitments

     During the first quarter of 1996, the Company entered into a twenty year lease with annual payments of $1,447,000 commencing March 1, 1996 for a building that serves as its corporate headquarters. The building provides significant additional manufacturing and integration space. The Company has accounted for this transaction as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.4 million. Under the terms of the lease, the landlord furnished the Company with $1.3 million to fund tenant improvements and other building costs of which the Company has utilized approximately $973,000 for such purposes as of June 30, 1996 with the remaining balance of $327,000 recorded as restricted cash. The Company's move to its new facilities was substantially completed in July 1996. The Company is reviewing alternative uses of its former Corporate facility.


     The following is a schedule by years of future minimum payments under the capital lease, together with the present value of the net minimum lease payments as of June 30 1996:

     1996                                      $  722,000
     1997                                       1,447,000
     1998                                       1,447,000
     1999                                       1,447,000
     2000                                       1,447,000
     Later years                               21,946,000

     Total minimum payments                    28,456,000
     Less: Amounts representing interest      (16,006,000)

     Present value of minimum lease payments  $12,450,000

Note 8.   Subsequent events

     In July 1996, the Company completed a private financing of approximately $3 million of enterWorks subordinated debt with warrants for the purchase of enterWorks common stock. The subordinated debt has a five year maturity with an interest rate of 8% payable semi-annually beginning January 1, 1998. The debt also includes warrants to purchase shares of enterWorks common stock. The proceeds of this offering are being used by the Company for working capital purposes.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

     In the first half of 1996, the Company had increased revenues as compared to the first half of 1995. However, the Company's profitability decreased in the first half of 1996 as compared to 1995 as a result of lower than anticipated sales and order volume on certain large equipment contracts that continued to be negatively impacted by the Federal government budget impasse of early 1996. Also, the Company experienced reduced gross margins on certain equipment contracts and in certain services, as well as increased infrastructure costs associated with supporting contracts awarded in late 1995. The combination of the above factors adversely impacted the Company's profitability.

     Total backlog from existing contracts was $1.3 billion as of June 30, 1996 and is approximately the same as the total backlog as of December 31, 1995. As of June 30, 1996, the funded backlog of the Company totaled $70.5 million, an increase of $4.9 million from December 31, 1995. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allocated to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering Inc., enterWorks.com and Telos International Corporation ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                         Three Months Ended      Six Months Ended
                            June 30,               June 30,
                        1996        1995        1996      1995
Sales                  100.0%      100.0%      100.0%    100.0%
Cost of sales           86.2        84.4        87.2      82.6
SG&A expenses           15.0        10.4        14.8      12.5
Goodwill amortization     .8         1.9          .8       1.8

Operating (loss) income (1.9)        3.3        (2.8)      3.1
Other income (expense)   (.7)         --         (.4)      --
Interest expense        (3.1)       (3.3)       (3.2)     (3.0)
Income tax provision      --          --          --       --
Net (loss)income        (5.7)%       0.0%       (6.4)%     0.1%

Financial Data by Market Segment

      During 1996, the Company modified its view of the business segments in which it operates given the expansion of network based computer solutions in the market that the Systems Integration Group operates and the merger of the Company's hardware and software support divisions into a single operating unit in response to changing market conditions.

      The Company operates in three market segments: systems and support services (the "Systems and Support Services Group"), which consists of hardware and software support services; systems integration (the "Systems Integration Group"); and consulting services (the "Consulting Group").

      Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                Three Months Ended      Six Months Ended
                                      June 30,             June 30,
                                  1996        1995      1996     1995
                                        (amounts in thousands)
Revenues:
   Systems and Support Services   $26,223    $27,231   $52,455  $51,920
   Systems Integration             17,643      8,055    31,574   23,563
   Consulting                       8,117      6,516    15,196   13,080
     Total                        $51,983    $41,802   $99,226  $88,563

Gross Profit:
   Systems and Support Services    $4,130    $ 3,831   $ 7,010  $ 8,050
   Systems Integration              1,384      1,685     2,764    4,933
   Consulting                       1,677      1,023     2,835    2,426
     Total                         $7,191    $ 6,539   $12,609  $15,409

Gross Margin:
   Systems and Support Services      15.8%      14.1%     13.4%    15.5%
   Systems Integration                7.8%      20.9%      8.8%    20.9%
   Consulting                        20.7%      15.7%     18.7%    18.5%
     Total                           13.8%      15.6%     12.7%    17.4%

     For the three month period ended June 30, 1996, revenue increased by $10.2 million, or 24.3%, to $52.0 million from $41.8 million for the comparable 1995 period. The increase for the three month period includes an $8.4 million increase in systems integration revenue, a $1.6 million increase in consulting revenue and a $200,000 increase in systems and support services revenue.

     The increase in the Systems Integration Group revenue of $8.4 million results from approximately $6 million of increased shipments from programs and contracts that existed in the comparable 1995 period and $2.4 million of shipments on recently awarded contracts. Despite the 91% increase in revenue for the second quarter of 1996 as compared to 1995, the 1996 sales level is below management's expectations given the Company's recent contract awards. Management believes that certain of its large equipment contracts continue to be negatively impacted by the Federal Government budget impasse that occurred in early 1996 as many of the equipment procuring agencies and departments did not have available funding until late in the Company's second quarter. The Company anticipates that the last half of 1996 will show stronger order and revenue volume. However, there can be no assurance that such order and sales volume growth will materialize.

     The Consulting Group revenue increase of $1.6 million for the three month period is primarily due to continued growth of billable hours in the Group's traditional information technology marketplace. The growth in billable hours is highlighted by the growth in headcount as consultants have increased to 275 as of June 30, 1996, an increase of 66 from 209 consultants in the comparable 1995 period.

     The Systems and Support Services Group revenue increase of $200,000 is due to an $800,000 increase in enterWorks revenue and an $800,000 increase in software support revenue, offset by a $1.4 million decrease in hardware support revenue. The increase in enterWorks revenue is due to the subsidiary's expanded marketing efforts leading to increased sales of its Pangaea(TM) products and related consulting. The increase in software support is due to increased services under certain of the Company's large labor contracts. The decrease in the hardware support revenues is a result of the continued migration from mainframe to network based computing as the servers and desktop computers that support network computing generally provide lower maintenance revenue. Additionally, the hardware support area continues to experience a shift from fixed price contracts to time and material contracts which produce less predictable revenue streams.

     Revenue increased $10.6 million or 12.0% to $99.2 million for the six months ended June 30, 1996 from $88.6 million for the comparable 1995 period. The increase for the six month period includes an $8.0 million systems integration revenue increase, a $2.1 million consulting revenue increase and a $500,000 increase in systems and support services revenue. The reasons for these revenue increases are discussed above.

     Cost of sales increased by $9.5 million or 27.0%, to $44.8 million in the three month period ended June 30, 1996, from $35.3 million in the comparable 1995 period. The increase in cost of sales for the three month period includes an $8.7 million increase in systems integration, a $946,000 increase in consulting offset by a $107,000 decrease in systems and support services cost of sales.

     The increase in systems integration cost of sales is due to the combination of increased sales volume, a shift in the equipment sales mix to higher cost products and the expansion of staffing levels to support recent contract awards Additionally, during the second quarter, the Systems Integration Group introduced a number of new portable and ruggedized products that required a higher than anticipated manufacturing effort. The Company believes that its manufacturing efficiency will improve in the second half of 1996, although there can be no assurance that such improvement will occur. The increase in consulting cost of sales is due primarily to the increased sales volume as discussed above. The decrease in systems and support services cost of sales is due to a decrease in cost of sales in the hardware support area as a result of lower sales, offset by increased cost of sales in the software support area due to increased costs resulting from the aforementioned increase in software support revenues.

     For the six months ended June 30, 1996, cost of sales increased $13.5 million, or 18.4%, to $86.7 million from $73.2 million for the same period in 1995. The increase in cost of sales includes a $10.2 million increase in systems integration cost of sales, a $1.7 million increase in consulting cost of sales and a $1.6 million increase in systems and support services cost of sales. The reasons for these cost of sales increases are discussed above.

     Gross profit increased $653,000 in the three month period to $7.2 million, from $6.5 million in the comparable 1995 period. The increase in gross profit includes $654,000 increase in consulting gross profit, a $299,000 increase in systems and support services gross profit, offset by a $301,000 decrease in systems integration gross profit. For the six month period, gross profit decreased by $2.8 million to $12.6 million from $15.4 million. This decrease includes a $2.2 million decrease in systems integration gross profit, a $1.0 million decrease in Systems and Services gross profit, offset by a $409,000 increase in Consulting gross profit. The reasons for the gross profit decrease for the periods ended June 30, 1996 related to the changes in revenues and cost of sales for the respective periods.

     Gross margins were 13.8% and 12.7%, respectively, for the three and six month periods of 1996 as compared to 15.6% and 17.4%, respectively, for the comparable periods of 1995.

     Selling, general, and administrative expense ("SG&A") increased by approximately $3.5 million or 31.4%, to $7.8 million in the second quarter of 1996 from $4.3 million in the comparable period of 1995. For the six month period of 1996, SG&A increased $3.6 million to $14.7 million from $11.1 million in 1995. These increases are primarily due to increased spending by the Company in the information technology area and in its bid and proposal and marketing efforts including significant efforts at its enterWorks subsidiary. SG&A as a percentage of revenues increased to 15.0% for the second quarter of 1996 from 10.4% in the comparable 1995 period. SG&A as a percentage of revenues for the six month period ended June 30, 1996 increased to 14.8% from 12.6% compared to the same period in 1995.

     Goodwill amortization expense decreased $405,000 to $390,000 for the three months and decreased by $809,000 to $780,000 for the six months ended June 30, 1996. These reductions are due to the completion of the amortization of goodwill from an earlier acquisition by the Company in mid 1995. The Company continues to amortize its remaining goodwill balance which resulted primarily from the acquisition of Telos Corporation (California).

     Operating income decreased by $2.4 million to a $988,000 operating loss in the 1996 three month period from $1.4 million of operating profit in the comparable 1995 period. Operating income decreased $5.5 million to a $2.9 million operating loss from a $2.7 million operating profit for the six month period ended June 30, 1996. These decreases resulted from the aforementioned decreases in gross profit and increased SG&A.

     Non operating expense in the three and six month periods ended June 30, 1996 increased over the comparable 1995 periods due to the $355,000 Rosecliff litigation settlement provision that the Company recorded in the second quarter of 1996.

     Interest expense increased approximately $200,000 to $1.6 million in the second quarter of 1996 period from $1.4 million in the comparable 1995 period, and increased approximately $500,000 to $3.1 million for the six months ended June 30, 1996 from $2.6 million for the comparable 1995 period. These increases are due to increased debt levels in 1996.

     The Company did not have an income tax provision for the three month and six month periods ended June 30, 1996 or 1995 due to its net loss in 1996 and as a result of utilization of net operating loss carryforwards in 1995.

Liquidity and Capital Resources

     For the six months ended June 30, 1996, the Company used $4.8 million of cash in operating activities. This was primarily the result of the Company's net loss for the period then ended. The Company funded its net loss, purchases of property and equipment and investments in products through increased borrowings.

     During the first half of 1996, the Company's liquidity was adversely impacted by the 1996 Federal government budget impasse which resulted in lower than anticipated order levels on certain equipment contracts. This reduced order and revenue volume combined with the lower gross margins generated on certain existing contracts, the investment in contract support infrastructure and increased SG&A expenses has resulted in liquidity constraints at the Company. In response, the Company has implemented an aggressive cash management program which is reducing discretionary spending and includes obtaining extended payment terms with certain of the Company's vendors. The Company anticipates an improvement in order levels and revenues in the second half of 1996 which should alleviate some of the liquidity constraints currently being experienced. However, there can be no assurance that increased revenues and profitability will materialize. Additionally, should the Company receive a significant increase in order volume, financing such growth could also negatively impact liquidity. Given its current revenue level, the Company believes that its current credit facility is adequate through at least the third quarter of 1996. The Company believes that additional financing may be required to support additional revenue growth and is reviewing with its senior lender its financing options.

     The Company continues to actively review its business opportunities surrounding its enterWorks products. Through June 30, 1996, the Company had funded all product development and sales and marketing efforts. In July 1996, the Company completed a private financing of approximately $3 million of enterWorks subordinated debt with warrants to fund working capital requirements of the Company. The Company continues to explore other external capital sources to allow it to fully exploit the growth potential for this emerging market including either additional private or public financing.

     At June 30, 1996, the Company had outstanding debt of $59.2 million, consisting of $44.2 million under the secured senior credit facility and $15.0 million in subordinated debt. The senior credit facility was refinanced in second quarter of 1996 and has a maturity date of July 1, 1997. Under the terms of the refinancing, the total commitment under the senior credit facility is $45 million, with terms and conditions similar to the previous senior credit facility except for amendments made to certain of the financial and non-financial covenants.

     At June 30, 1996, the Company had a senior subordinated notes, Series A, $675,000 outstanding with an affiliated entity of Mr. John R.C. Porter ("Porter"), the Company's majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated notes, Series A as of June 30, 1995. The entity holding the notes has agreed to waive such non compliance.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Litigation

      The Company has entered into an agreement with Rosecliff to settle certain litigation initiated by Rosecliff in 1994 in connection with a failed equity/subordinated debt private placement transaction. Accordingly, in the second quarter of 1996, the Company recorded $355,000 of additional non-operating expense to fully record the provisions of the settlement.

Item 3.   Defaults Upon Senior Securities

Senior and Class B Redeemable Preferred Stocks

      The Company has not declared dividends on its Senior Redeemable Preferred Stock, series A-1 and A-2 since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $1,660,000 for the series A-1 and A-2 Preferred Stock and $3,167,000 for the Class B Preferred Stock at June 30, 1996.

12% Cumulative Exchangeable Redeemable Preferred Stock

     The Company has not declared or paid dividends on its 12% Cumulative Exchangeable Redeemable Preferred Stock since 1991, due to restrictions and abiguities related to the payment of such dividends contained in its charter, its working capital facility agreement and under Maryland law. Through November 1995, the Company had the option of paying such dividends in additional shares of preferred stock provided the Company had funds required under Maryland law. Cumulative undeclared dividends accrued for financial reporting purposes at June 30, 1996 totaled $8,264,000. The dividends for 1992 through June 1, 1995 have been accrued as if the dividends would be paid in additional preferred stock shares and are valued at $3,950,000. If these dividends were paid in cash, the total amount accrued would have been $15.1 million. The dividends payable after June 1, 1995 total $4,314,000 and have been accrued on a cash basis.

Item 4.   Submission of Matters to a Vote of Security Holders

     On April 5, 1996, at a special meeting of the Common shareholders a vote was taken regarding the establishment of a new stock option plan. The stock option plan was approved by unanimous vote of all shareholders present at the meeting which represented a majority of the Company's common shares outstanding.

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:

       10.76   Sixteenth Amendment to Credit Facility  and  Tenth
               Amended and Restated Promissory Note

       10.77   enterWorks.com 1996 Stock Option Plan

       27      Financial Data Schedule

    (b)  Reports on Form 8-K:

       None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                           Telos Corporation


August 14, 1996                 /s/  Lorenzo Tellez
                                Lorenzo Tellez
                                (Principal Financial Officer &
                                Principal Accounting Officer)

                        Telos Corporation
                         Exhibit Index
 Exhibit Number    Exhibit Name                                   Page

 10.76             Sixteenth Amendment to Credit Facility           22
                   and Tenth Amended and Restated Promissory
                   Note

 10.75             enterWorks.com 1996 Stock Option Plan            32

 27                Financial Data Schedule                          43

     THIS SIXTEENTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is made and entered into as of the 19th day of April 1996, by and among Telos Corporation, a Maryland corporation (formerly known as C3, Inc., a Maryland corporation), Telos Corporation, a California corporation (individually, "Borrower" and collectively, "Borrowers") and NationsBank, N.A., a national banking association, successor by merger to American Security Bank, N.A. (the "Bank" or "Agent").

                           WITNESSETH:

     A. Borrowers, the Bank and the Agent entered into that certain Revolving and Reducing Senior Facility Credit Agreement, dated as of January 14, 1992 (the "Original Credit Agreement").

     B. Borrowers, the Bank and the Agent entered into an Agreement and Waiver dated as of July 20, 1992, an Amendment dated as of October 1, 1992, an Amendment dated as of January 15, 1993, an Amendment dated as of June 30, 1993, an Amendment dated as of August 31, 1993, an Amendment dated as of October 5, 1993, an Amendment dated as of December 31, 1993, an Amendment dated as of April 11, 1994, an Amendment dated as of June 8, 1994, an Amendment dated as of October 7, 1994, an Amendment dated as of January 5, 1995, an Amendment dated as of January 12, 1995, an Amendment and Waiver dated as of April 17, 1995, an Amendment dated as of August 4, 1995 and an Amendment dated as of October 13, 1995, whereby Borrowers, the Agent and the Bank agreed, among other things, to amend certain provisions of the Original Credit Agreement (the Original Credit Agreement, as so amended, shall be hereinafter referred to as the "Credit Agreement").

     C. Borrowers, the Agent and the Bank now desire, pursuant to Section 11.1 of the Credit Agreement, to further amend certain provisions of the Credit Agreement on the terms and conditions set forth below.

     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, hereby agree as follows:

     Section 1.     Definitions.

     All capitalized terms used in this Amendment and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement.

     Section 2.     Amendment to Maturity Date.

     Pursuant to Section 11.1 of the Credit Agreement, Section
2.1(d) of the Credit Agreement is hereby amended by changing the date in the first sentence from "July 1, 1996" to "July 1, 1997".

      Section 3.     Amendments to Borrowing Base.

     Pursuant to Section 11.1 of the Credit Agreement, Section
2.2(b)(i)(D) is hereby amended by changing the amount
"$7,000,000" to "11,000,000".

     Section 4.     Additional Fees.

     Pursuant to Section 11.1 of the Credit Agreement, Section
2.6 of the Credit Agreement is hereby amended by the addition of the following subsection (m):

     "(m) Facility Fee. On or before April 19th, 1996, Borrowers shall pay to the Agent a facility fee equal to $25,000."

     Section 5.     Amendment to Certain Covenants.

     (a)  Pursuant to Section 11.1 of the Credit Agreement,
Section 6.18 of the Credit Agreement is hereby deleted and amended in its entirety to read as follows:

     "6.18     Capital Expenditures.  Borrowers will not,
directly or indirectly, make Capital Expenditures in any fiscal year in excess of $2,700,000, or such other amount approved by the Bank in advance upon submission by Borrowers of the annual budget for capital expenditures which submission shall be in writing no later than February 15 of each fiscal year, which approval shall not be unreasonably withheld."

     (b)  Pursuant to Section 11.1 of the Credit Agreement,
Section 7.2 is hereby deleted and amended in its entirety to read as follows:

          "7.2.Minimum Tangible Capital Funds. On a consolidated basis, Tangible Capital Funds shall not be less than the following during any of the periods described below:

          Period                             Required Amount
          March 31, 1996 through               ($6 ,216,000)
             June 29, 1996

          June 30, 1996 through                ($4,945,000)
             September 29, 1996

          September 30, 1996 through           ($3,940,000)
             December 30, 1996

          December 31, 1996 through            ($2,845,000)"
             the Maturity Date

     (c)  Pursuant to Section 11.1 of the Credit Agreement,
Section 7.3 is hereby deleted and amended in its entirety to read as follows:

                 "Minimum Net Worth. On a consolidated basis, the Borrowers' Net Worth shall not be less than the following for any of the periods described below:

          Period                             Required Amount
          March 31, 1996 through                $3,785,000
             June 29, 1996

          June 30, 1996 through                 $4,085,000
             September 29, 1996

          September 30, 1996 through            $4,685,000
             December 30, 1996

          December 31, 1996 through             $5,385,000"
             the Maturity Date

     Section 6. Conditions Precedent to the Effectiveness of this Amendment.

     The provisions of this Amendment are conditioned upon, and shall not become effective until the occurrence of, each of the following:

               (a) Borrowers shall have executed and delivered to the Agent the Tenth Amended and Restated
               Promissory Note, dated the date hereof, in the maximum principal amount of $45,000,000.

               (b) Borrowers shall have delivered to the Agent certified corporate resolutions approving the transactions described herein, the form and substance of which shall be satisfactory to the Agent in its sole and absolute discretion.

               (c) Borrowers shall have paid to the Agent all fees due and payable on and as of the date hereof.

               (d) No litigation, proceeding or any other action shall have been filed, or threatened to be filed, by any party which challenges, seeks to enjoin, restrain or prohibit or to obtain damages in respect of or which is related to the transactions contemplated by this Amendment.

     Section 7.     No Waiver.

     Notwithstanding execution of this Amendment and the extension of Loans by the Bank to Borrowers in accordance with the provisions hereof, neither the Bank nor the Agent is waiving, and shall not be deemed to have waived, any of their respective rights under any provisions of the Credit Agreement, the Note or the other Revolving Loan Documents. The Bank's or the Agent's failure to insist upon the strict performance of any term, condition, or other provision of the Credit Agreement, the Note or the other Revolving Loan Documents or to exercise any right or remedy hereunder or thereunder shall not constitute a waiver by the Bank or the Agent of any such term, condition or other provision or default or Event of Default in connection therewith.

     Section 8.     Continued Effect of Credit Agreement.

     Except as specifically amended herein, the Credit Agreement is and shall continue to be in full force and effect and is hereby ratified and confirmed in all respects.

     Section 9.     Counterparts.

     This Amendment may be executed in one or more counterparts, all of which shall be considered one and the same Amendment, and shall become effective when one or more of the same counterparts have been signed by each of the parties to this Amendment and delivered (by facsimile or otherwise) to the other parties, it being understood that each party need not sign the same counterpart.

     IN WITNESS WHEREOF, the Bank, the Agent, and Borrowers have each executed this Amendment as of the date first written above.

                         NATIONSBANK, N.A.

                              By:  /s/ Catherine S. Grimm
                              Name:    Catherine S. Grimm
                              Title:   Vice President


            NATIONSBANK, N.A., as the Agent

                              By:/s/  Catherine S. Grimm
                              Name:   Catherine S. Grimm
                              Title:  Vice President

            TELOS CORPORATION, formerly
                  known as C3, Inc.

                              By:  /s/ Lorenzo Tellez
                              Name:    Lorenzo Tellez
                              Title:   Chief Financial Officer & Treasurer

                              TELOS CORPORATION

                              By: /s/  Lorenzo Tellez
                              Name:    Lorenzo Tellez
                              Title:   Chief Financial Officer & Treasurer

                   TENTH AMENDED AND RESTATED
                        PROMISSORY NOTE

$45,000,000                                        April 19, 1996


                     Preliminary Statement:


     A    NationsBank, N.A., successor by merger to American
Security Bank, N.A. (the Bank), for itself and as the Agent, and Telos Corporation, a Maryland corporation (formerly known as C3, Inc., a Maryland corporation) and Telos Corporation, a California corporation (collectively, the Borrowers) entered into a Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992 (the Original Credit Agreement), pursuant to which the Bank agreed, under certain terms and conditions, to make revolving loans to the Borrowers, evidenced by a promissory note in the maximum principal amount of $35,000,000.

     B. On July 20, 1992, the Borrowers, the Bank and the Agent entered into the First Amendment to the Original Credit Agreement pursuant to which the Bank agreed to extend funds to the Borrower in a maximum principal amount of $39,000,000 on the terms and conditions therein. In connection with the First Amendment to the Original Credit Agreement, the Borrowers executed an Amended and Restated Promissory Note in the maximum principal amount of $39,000,000 dated July 20, 1992.

     C. The Borrowers, the Bank and the Agent entered into further amendments to the Original Credit Agreement dated as of October 1, 1992, January 15, 1993 and June 30, 1993, which amended certain other provisions of the Original Credit Agreement. According to the amendment dated as of January 15, 1993, the maximum principal amount of the Loans automatically reduced to $32,500,000 on April 30, 1993. In connection with the amendment to the Original Credit Agreement dated June 30, 1993, the Borrowers executed a Second Amended and Restated Promissory Note.

     D. On August 31, 1993, the Borrowers, the Bank and the Agent entered into a Fifth Amendment to the Original Credit Agreement whereby the Maturity Date of the Loans was extended from August 31, 1993 to September 24, 1993. The Borrowers executed the Third Amended and Restated Promissory Note, dated August 31, 1993.

     E. On October 5, 1993, the Borrowers, the Bank and the Agent entered into a Sixth Amendment to the Original Credit Agreement whereby, among other things, the Maturity Date was extended from September 24, 1993 to September 30, 1994 and the maximum principal amount of the Loans was reduced to $30,000,000, subject to a reduction to $28,000,000 on February 28, 1994. The Borrowers executed the Fourth Amended and Restated Promissory Note, dated October 5, 1993. The Borrowers, the Bank and the Agent entered into the Seventh Amendment to Original Credit Agreement, dated as of December 31, 1993, whereby certain covenants were amended.

     F. On April 11, 1994, the Borrowers, the Bank and the Agent entered into an Eighth Amendment to the Original Credit Agreement whereby the maximum principal amount of the Loans was increased to $30,000,000, subject to a reduction to $28,000,000 upon the occurrence of certain conditions. In connection with the Eighth Amendment, a Fifth Amended and Restated Promissory Note was executed by the Borrowers.

     G. On June 8, 1994, the Borrowers, the Bank and the Agent entered into a Ninth Amendment to the Original Credit Agreement whereby the Original Credit Agreement was amended by, among other things, increasing the maximum principal amount of the Loans to $34,000,000 and extending the Maturity Date of the Loans. In connection with the Ninth Amendment, the Borrowers executed a Sixth Amended and Restated Promissory Note. The Borrowers, the Bank and the Agent entered into a Tenth Amendment to the Original Credit Agreement on October 7, 1994, whereby certain other provisions were amended.

     H. On January 5, 1995, the Bank, the Borrowers and the Agent entered into an Eleventh Amendment to the Original Credit Agreement whereby, among other things, the maximum principal amount of the Loans was increased to $36,000,000, subject to a reduction to $34,000,000 on January 18, 1995. In connection with the Eleventh Amendment, the Borrowers executed a Seventh Amended and Restated Promissory Note.

     I. On January 12, 1995, the Borrowers, the Bank and the Agent entered into a Twelfth Amendment to the Original Credit Agreement whereby, among other things, the principal amount of the Loan was increased to $45,000,000. In connection with the Twelfth Amendment, the Borrowers executed an Eighth Amended and Restated Promissory Note.

     J. On April 17, 1995, the Borrowers, the Bank and the Agent have entered a Thirteenth Amendment and Waiver to the Original Credit Agreement, pursuant to which the Borrowers executed a Ninth Amended and Restated Promissory Note (the Ninth Amended Note). The Borrowers, the Bank and the Agent also entered into the Fourteenth Amendment to Original Credit Agreement dated as of August 4, 1995 and the Fifteenth Amendment to Original Credit Agreement dated as of October 13, 1995.

     K. On the date hereof, the Borrowers, the Bank and the Agent have entered into a Sixteenth Amendment to Credit Agreement (the Sixteenth Amendment). The Borrowers are required to execute and deliver this Tenth Amended and Restated Promissory Note (this
Note) as a condition of the Bank's performance under the Sixteenth Amendment. The Original Credit Agreement, as amended through and including the date hereof, shall be referred to herein as the Credit Agreement.

     L. This Note amends and restates the terms and conditions of the underlying obligations of the Borrowers, as created on January 14, 1992.

     NOW, THEREFORE, the parties acknowledge the receipt of sufficient consideration and agree as follows:

     1. This Note amends and restates the Ninth Amended Note in its entirety. If there is any conflict between the provisions of the Ninth Amended Note and the provisions of this Note, the provisions of this Note shall prevail.

     2. The Borrowers, for value received, hereby jointly and severally promise to pay to the Bank, or its assigns, the principal amount of Forty-Five Million United States Dollars ($45,000,000.00) or such lesser amount as may, at the maturity hereof, whether by acceleration or otherwise, be the aggregate unpaid principal amount of this Note, together with interest thereon. The maximum principal amount of $45,000,000 includes an overadvance amount of $2,000,000 (the Overadvance Amount). The outstanding principal amount of this Note (exclusive of the Overadvance Amount) shall bear interest at the Bank's Base Rate plus 1.5% per annum. The Overadvance Amount shall bear interest at the Bank's Base Rate plus 3.0% per annum. Interest shall be payable monthly in arrears on the last day of each month, commencing January 31, 1992, and from and after June 8, 1994, on the first day of the month following the month for which interest has accrued, commencing July 1, 1994, and at maturity (whether by acceleration or otherwise). The outstanding principal amount of this Note (exclusive of the Overadvance Amount) shall be due and payable on July 1, 1997 or on such earlier date on which such amount becomes due and payable, whether by declaration of acceleration, optional or mandatory prepayment or otherwise. The Overadvance Amount shall be due and payable on June 30, 1996 or on such earlier date on which such amount becomes due and payable, whether by declaration of acceleration, optional or mandatory prepayment or otherwise. If the Borrowers shall fail to make any payment of principal of or interest on this Note when due, whether at maturity or at a date fixed for the payment of any installment or prepayment thereof or by declaration, acceleration or otherwise, the Borrowers shall pay to the holder of this Note on demand by such holder, interest on such unpaid principal or unpaid interest from the date due until paid in full at a rate per annum equal to two percentage points (2%) above the rate otherwise applicable under the terms of the Credit Agreement; provided, however, that in no event shall the amount contracted for and agreed to be paid by the Borrowers as interest on this Note exceed the highest lawful rate permissible under any law applicable hereto.

     3. This Note evidences Loan Outstandings under, and is subject to the provisions of, the Credit Agreement and is secured by the Security Documents, as further set forth in the Credit Agreement. The holder of this Note is entitled to the benefits of the Credit Agreement and the Security Documents. Neither this reference to such Credit Agreement or the Security Documents nor any provision thereof shall affect or impair the absolute and unconditional obligation of the Borrowers to pay all principal, interest, fees, costs and expenses due and payable to the Bank as provided herein or in the Credit Agreement or in the Security Documents. All payments of principal, interest, fees, costs and expenses due and payable to the Bank shall be payable in U.S. Dollars in immediately available funds at the Bank's office at 1501 Pennsylvania Avenue, N.W., Washington, D.C. 20005, to an account to be designated in writing by the Bank.

     4. This Note is subject to prepayment, in whole or in part, and to acceleration and other remedies upon an Event of Default at the times and in the manner specified in the Credit Agreement. The makers and all endorsers of this Note hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance or enforcement of this Note.

     5. The Bank may assign this Note and sell participations in it as provided in the Credit Agreement.

     6. Capitalized terms used herein without definition shall have the meanings ascribed to them in the Credit Agreement.

     7. THE BORROWERS HEREBY WAIVE, TO THE EXTENT PERMITTED BY APPLICABLE LAW, TRIAL BY JURY IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH, OR ARISING OUT OF THIS NOTE, THE CREDIT AGREEMENT ANY OTHER REVOLVING LOAN DOCUMENT, THE COLLATERAL OR ANY INSTRUMENT OR DOCUMENT DELIVERED PURSUANT TO THIS NOTE, OR THE VALIDITY, PROTECTION, INTERPRETATION, COLLECTION OR ENFORCEMENT THEREOF, OR ANY OTHER CLAIM OR DISPUTE HOWSOEVER ARISING, BETWEEN THE BORROWERS ON THE ONE HAND, AND THE AGENT OR ANY ONE OR MORE OF THE BANKS, ON THE OTHER HAND; AND THE BORROWERS HEREBY WAIVE, TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE RIGHT TO INTERPOSE ANY SETOFF OR COUNTERCLAIM OR CROSS-CLAIM IN CONNECTION WITH ANY SUCH LITIGATION, IRRESPECTIVE OF THE NATURE OF SUCH SETOFF, COUNTERCLAIM OR CROSS-CLAIM EXCEPT TO THE EXTENT THAT THE FAILURE SO TO ASSERT ANY SUCH SETOFF, COUNTERCLAIM OR CROSS-CLAIM WOULD PERMANENTLY PRECLUDE THE PROSECUTION OF OR RECOVERY UPON SAME. THE BORROWERS HEREBY IRREVOCABLY CONSENT TO THE NONEXCLUSIVE JURISDICTION OF THE COURTS OF THE COMMONWEALTH OF VIRGINIA AND, TO THE EXTENT PERMITTED BY APPLICABLE LAW, OF ANY FEDERAL COURT LOCATED IN THE COMMONWEALTH OF VIRGINIA IN CONNECTION WITH ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY ONE OR MORE OF THIS AGREEMENT, ANY OTHER REVOLVING LOAN DOCUMENT OR ANY DOCUMENT OR INSTRUMENT DELIVERED PURSUANT TO THIS NOTE.

     8. No modification or waiver of any provision hereof and no consent by the Bank or any holder of this Note to any departure from any such provision shall be effective unless such modification or waiver shall be given in accordance with the Credit Agreement.

     9. If a default occurs under this Note, the Borrowers hereby appoint Claudette M. Christian, Esquire or Dennis K. Moyer, Esquire as the Borrowers' true and lawful attorney-in-fact, for the Borrowers, in the Borrowers' name, place and stead, to confess judgment against the Borrowers, in the office of the Clerk of the Circuit Court of Fairfax County, Virginia, for the Obligations, hereby ratifying and confirming the acts of said attorney-in-fact as fully as if done by the Borrowers. The Borrowers consent to immediate execution of such confessed judgment and waive the benefit of any exemption law.

     10. The Borrowers covenant (to the extent they may lawfully do so) that they will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or performance of this Note; and the Borrowers (to the extent they may lawfully do so) hereby expressly waive all benefit or advantage of any such law and covenant that they will not hinder, delay or impede the execution of any power granted herein to the holder of this Note, but will suffer and permit the execution of every such power as though no such law had been enacted.

     11. All liability of all Persons included in the "Borrowers" shall be joint and several. All references in this Note to the Borrowers shall be interpreted as references to each such Person individually and to all such Persons collectively.

     12. This Note is governed by the laws of the Commonwealth of Virginia (without regards to the laws with respect to conflict of laws) and is executed as of the date first above written.

     13. In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Borrowers or any other obligor upon this Note or the property of the Borrowers or of such other obligor or their creditors, the holder of this Note (irrespective of whether the principal of this Note shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the holder of this Note shall have made any demand on the Borrowers for the payment of overdue principal, interest or premium) shall be entitled and empowered, by intervention in such proceeding or otherwise to file and prove a claim for the whole amount of principal and interest owing and unpaid in respect of this Note and to file such other papers or documents as may be necessary or advisable in order to have the claims of the holder of this Note allowed in such judicial proceeding.

14. The Borrowers agree to pay all reasonable expenses, including fees and disbursements of counsel to the holder of this Note, which the holder of this Note may hereafter incur in connection with this Note and all other documents related hereto (including any amendment, consent or waiver or other negotiations relating hereto or thereto) and the transactions contemplated hereby or the enforcement of the rights of the holder hereof (or any agent therefor).




                         TELOS CORPORATION, a Maryland
                         corporation (formally known as C3, Inc.)


                         By:  /s/  Lorenzo Tellez
                            Name:  Lorenzo Tellez
                            Title: Chief Financial Officer & Treasurer


                         TELOS CORPORATION, a California
                         corporation

                         By:  /s/  Lorenzo Tellez
                            Name:  Lorenzo Tellez
                            Title: Chief Financial Officer & Treasurer
                      enterWorks.com, inc.

                     1996 STOCK OPTION PLAN


1.   Purpose.

      The purpose of this plan (the "Plan") is to secure for enterWorks.com, inc., a Delaware corporation, (the "Company") and its shareholder(s) the benefits arising from capital stock ownership by employees, officers and directors of, consultants and advisors to, the Company, who are expected to contribute to the Company's future growth and success. Except where the context otherwise requires, the term "Company" shall include the parents and all future subsidiaries of the Company as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended or replaced from time to time (the "Code"). Those
provisions   of  the  Plan  which  make  express   reference   to
Section 422 shall apply only to Incentive Stock Options (as that term is defined in the Plan).

2.   Type of Options and Administration.

     (a) Types of Options. Options granted pursuant to the Plan may be either incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Code or Non-Statutory Options which are not intended to meet the requirements of Section 422 of the Code ("Non-Statutory Options").

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

          (ii) To the full extent permitted by or consistent with applicable laws or regulations and Section 3(b) of this Plan
(A) the Board of Directors may delegate any or all of its powers under the Plan to a committee appointed by the Board of Directors for the purpose of granting and administering options to persons to whom Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") applies, and (B) any and all other powers of the Board of Directors under the Plan, including the granting and administration of all other options, may be vested in the Chief
Executive  Officer  of  the  Company,  provided  that  the  Chief
Executive Officer is and remains a member of the Board of Directors. References to the Board of Directors in the Plan shall mean and relate to the Chief Executive Officer.

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

3.   Eligibility.

     (a) General. Options may be granted to persons who are, at the time of grant, employees, officers or directors of, or consultants or advisors to, the Company; provided, that the class of employees to whom Incentive Stock Options may be granted shall be limited to all employees of the Company. A person who has been granted an option may, if he or she is otherwise eligible, be granted additional options if the Board of Directors shall so determine. Subject to adjustment as provided in Section 15 below, the maximum number of shares with respect to which options may be granted to any employee under the Plan shall not exceed one million (1,000,000) shares of common stock during the ten-year term of the Plan. For the purpose of calculating such maximum number, (a) an option shall continue to be treated as outstanding notwithstanding its repricing, cancellation or expiration and (b) the repricing of an outstanding option or the issuance of a new option in substitution for a cancelled option shall be deemed to constitute the grant of a new additional option separate from the original grant of the option that is repriced or cancelled.

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

4.   Stock Subject to Plan.

      Subject to adjustment as provided in Section 15 below, the maximum number of shares of Common Stock which may be issued and sold under the Plan is three million (3,000,000). If an option granted under the Plan shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject to such option shall again be available for subsequent option grants under the Plan. If shares issued upon exercise of an option under the Plan are tendered to the Company in payment of the exercise price of an option granted under the Plan, such tendered shares shall again be available for subsequent option grants under the Plan; provided, that in no event shall such shares be made available for issuance to Reporting Persons or pursuant to exercise of Incentive Stock Options.

5.   Forms of Option Agreements.

      As a condition to the grant of an option under the Plan, each recipient of an option shall execute an option agreement in such form not inconsistent with the Plan as may be approved by the Board of Directors. Such option agreements may differ among recipients.

6.   Purchase Price.

      (a) General. Subject to Section 3(b), the purchase price per share of stock deliverable upon the exercise of an option shall be determined by the Board of Directors, provided, however,
(i) that in the case of an Incentive Stock Option, the exercise price shall not be less than 100% of the fair market value of such stock, as determined by the Board of Directors, at the time of grant of such option, or less than 110% of such fair market value in the case of options described in Section 11(b), and (ii) in no event shall the exercise price be less than $0.12 (twelve cents) per share (subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations, subsequent to the date of this Plan, affecting the shares subject to the options.)

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

7.   Option Period.

      Each option and all rights thereunder shall expire on such date as shall be set forth in the applicable option agreement, except that, in the case of an Incentive Stock Option, such date shall not be later than ten (10) years after the date on which the option is granted and, in all cases, options shall be subject to earlier termination as provided in the Plan.

8.   Exercise of Options.

      Each option granted under the Plan shall be exercisable either in full or in installments at such time or times and during such period as shall be set forth in the agreement evidencing such option, subject to the provisions of the Plan. Options to persons (other than persons determined by the Board of Directors for purposes of this Plan to be key employees ("Key Employees") or founders ("Founders")) who are employees on the date of this Plan shall be exercisable to the extent of ten percent (10%) of the shares subject thereto and to the extent of an incremental twenty percent (20%) on each of the first four anniversaries of the date of grant; an additional ten percent (10%) of the shares will be exercisable at the event of a capital raising, if any; and options to such persons who become employees after the date of the Plan shall be exercisable to the extent of twenty percent (20%) cumulatively on each of the first five anniversaries of the date of grant. A "capital raising" under this Plan shall mean an initial public offering or a private placement by the Company, as further defined in the agreement evidencing the option. No options to Key Employees who become employees after the date of the Plan will be exercisable on or prior to the date of grant of such options, and no shares becoming exercisable over time will be exercisable prior to the first anniversary of employment, except at the discretion of the Board of Directors.

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

      (d) Termination of Employment, Death or Disability. No Incentive Stock Option may be exercised unless, at the time of such exercise, the optionee is, and has been continuously since the date of grant of his or her option, employed by the Company, except that:

             (i) an Incentive Stock Option may be exercised within the period of three months after the date the optionee ceases to be an employee of the Company by reason of termination without cause by the Company (or within such lesser period as may be specified in the applicable option agreement), provided, that the agreement with respect to such option may designate a longer exercise period and that the exercise after such three-month period shall be treated as the exercise of a non-statutory option under the Plan;

             (ii) if the optionee dies while in the employ of the Company, or within three months after the optionee ceases to be such an employee, the Incentive Stock Option may be exercised by the person to whom it is transferred by will or the laws of descent and distribution within the period of six months after the date of death (or within such lesser period as may be specified in the applicable option agreement); and

             (iii) if the optionee becomes disabled (within the meaning of Section 22(e)(3) of the Code or any successor provision thereto) while in the employ of the Company, the Incentive Stock Option may be exercised within the period of six months after the date the optionee ceases to be such an employee because of such disability (or within such lesser period as may be specified in the applicable option agreement).

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

      (b) Acceleration, Extension, Etc. The Board of Directors may, in its sole discretion, (i) accelerate the date or dates on which all or any particular option or options granted under the Plan may be exercised or (ii) extend the dates during which all, or any particular, option or options granted under the Plan may be exercised; provided, however, that prior to the time that the Common Stock of the Company is registered under the Exchange Act, unless such action has been approved by the holders of a majority of the then outstanding shares of the Company's Common Stock, such actions (i) may be taken with respect to not more than twenty-five percent (25%) of the maximum number of shares which may be issued under options to persons other than Key Employees or Founders and (ii) may not be taken with respect to an option to a Key Employee or Founder.

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


Adopted by the Board of Directors on June 14, 1996.