Form 10-Q
period 1996-09-30
TELOS CORP
filed 1996-11-14
CIK 320121

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


[X]       Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

       For the quarterly period ended:  September 30, 1996

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


                 Registrant's Telephone Number,
               including area code: (703) 724-3800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES_X_      NO___

As of November 13, 1996 the registrant had 23,076,753 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  17

               TELOS CORPORATION AND SUBSIDIARIES

                              INDEX


                  PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Statements of Income for the
   Three Months and Nine Months Ended September  30, 1996
   and 1995                                                     3

  Condensed Consolidated Balance Sheets as of September 30,
   1996 and December 31, 1995                                   4

  Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1996 and 1995                5

  Notes to Condensed Consolidated Financial Statements        6-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10-15


                  PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                     16

Item 3.  Defaults upon Senior Securities                       16

Item 6.  Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                     17

                 PART I - FINANCIAL INFORMATION
               TELOS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                      (amounts in thousands)


                              Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                                1996     1995       1996      1995
Sales
 Systems and Support Services  $27,150  $26,834   $79,605   $78,754
 Systems Integration            21,789   22,585    53,363    46,148
 Consulting                      8,840    6,710    24,037    19,790

                                57,779   56,129   157,005   144,692
Costs and expenses
 Cost of sales                  49,573   46,987   136,190   120,141
 Selling, general and
   administrative expenses       8,307    6,778    23,012    17,890
 Goodwill amortization             390      525     1,170     2,114

Operating (loss) income           (491)   1,839    (3,367)    4,547

Other income (expenses)
 Other income (expenses)             3        7      (346)       16
 Interest expense               (1,867)  (1,428)   (4,994)   (4,043)

Income (loss) before taxes      (2,355)     418    (8,707)      520

Income tax benefit                 421       --       421        --

Net (loss) income              $(1,934)    $418   $(8,286)     $520














      The accompanying notes are an integral part of these condensed consolidated financial statements.

                TELOS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                     (amounts in thousands)
                            ASSETS
                               September 30, 1996  December 31, 1995
Current assets
  Cash and cash equivalents           $1,284              $  735
   (includes restricted cash of
   $231 at September 30, 1996)
  Accounts receivable, net            47,638              44,112
  Inventories, net                    14,228              15,877
  Other current assets                 3,232               1,921
     Total current assets             66,382              62,645

Property and equipment, net of
  accumulated depreciation of
  $19,922 and $18,600 respectively    15,894               2,671

Goodwill                              21,644              22,814
Other assets                           6,751               6,362
                                    $110,671             $94,492

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Accounts payable                   $26,945             $26,528
  Other current liabilities            8,621               6,951
  Accrued compensation and benefits   10,831               8,804
  Senior credit facility              37,129                  --
     Total current liabilities        83,526              42,283

Senior credit facility                    --              32,312
Subordinated notes                    18,056              15,004
Capital lease obligation              12,395                  --
Other long-term liabilities              329               1,109
     Total liabilities               114,306              90,708

Redeemable preferred stocks
  Senior redeemable preferred stock    4,744               4,494
  Class B redeemable preferred stock  10,877              10,252
  Redeemable preferred stock          21,745              18,646
     Total preferred stock            37,366              33,392

Stockholders' investment
  Common stock                            78                  78
  Capital in excess of par             4,562               7,670
  Retained earnings (deficit)        (45,641)            (37,356)
     Total stockholders' investment  (41,001)            (29,608)
                                    $110,671             $94,492

      The accompanying notes are an integral part of these condensed consolidated financial statements

               TELOS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (amounts in thousands)


                                                Nine Months
                                            Ended September 30,
                                              1996       1995
Operating activities:
  Net (loss) income                        $(8,286)    $  520
     Adjustments to reconcile net
       income to cash provided by
         operating activities:
     Depreciation and amortization           2,226      2,409
     Goodwill amortization                   1,170      2,114
     Other noncash items                     1,833       (450)
     Changes in assets and liabilities
      that used cash                        (2,314)    (2,685)
     Cash (used in) provided by
      operating activities                  (5,371)     1,908

Investing activities:
  Proceeds from sales of property
     and equipment                              --          3
  Investment in products                    (1,079)        --
  Purchase of property and equipment        (2,196)      (621)
     Cash (used in) investing activities    (3,275)      (618)

Financing activities:
  Proceeds (repayment of) from senior
     credit facility                         4,817     (1,963)
  Proceeds from issuance of enterWorks
     subordinated notes                      3,078         --
  Proceeds from issuance of subordinated
     bridge notes                               --      6,494
  Proceeds from capital lease transaction    1,300         --
  Repayment of senior subordinated notes        --     (5,800)
     Cash provided by (used in) financing
     activities                              9,195     (1,269)

  Increase in cash and cash equivalents        549         21
  Cash and cash equivalents at beginning
     of period                                 735        441

  Cash and cash equivalents at end of
     period                                 $1,284       $462


      The accompanying notes are an integral part of these condensed consolidated financial statements.

               TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.   General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., enterWorks.com, inc.("enterWorks") and Telos International Corporation (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

      In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassificcations necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for the nine months ended September 30, 1996 and 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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


Note 2.   Accounts Receivable

      The components of accounts receivable are as follows (in thousands):

                             September 30, 1996  December 31, 1995
  Billed accounts receivable       $32,442            $30,286
  Unbilled accounts receivable      15,630             14,550
                                    48,072             44,836
  Allowance for doubtful accounts     (434)              (724)
                                   $47,638            $44,112

               TELOS CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 3.   Debt Obligations

Senior Credit Facility

      At September 30, 1996, the Company had a $45 million senior credit facility ("Facility") with a bank maturing on July 1, 1997. There is an overadvance amount associated with the Facility which has been extended in full to December 2, 1996. From December 2 to its maturity on July 1, 1997, the overadvance amount reduces ratably at the beginning of each month. The Company was not compliant with certain covenants contained in the Facility at September 30, 1996 and the bank has waived such covenant noncompliance. Due to the Facility maturity date of July 1, 1997, the balance has been classified as a current liability at September 30, 1996.

Senior Subordinated Note, Series A

      At September 30, 1996, the Company had $675,000 of the senior subordinated notes, Series A, outstanding with an affiliated entity of Mr. John R.C. Porter ("Porter"), the Company's majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated notes as of September 30, 1996. The entity has agreed to waive such non compliance.

enterWorks.com, inc.  Subordinated Notes

      During the third quarter of 1996, the Company substantially completed a private financing whereby $3,077,960 of 8% subordinated debt of enterWorks, a wholly-owned subsidiary of the Company, was issued. Investors included certain Board of Director members, certain members of Company management and certain shareholders of the Company. The subordinated debt has a five year maturity with interest payable semi-annually beginning January 1, 1998. In connection with the debt, the Company issued 1,923,725 of warrants to purchase shares of enterWorks common stock. The Company has assigned a value to the warrants of $865,676 which has been included in paid-in capital at September 30, 1996.

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

                 TELOS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

     The Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125% per annum of their liquidation value of $1,000 per share through June 30, 1997. The annual dividend rate increases to 14.125% per annum thereafter. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. At September 30, 1996 and December 31, 1995 undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock totaled $1,744,000 and $1,494,000, respectively.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend calculated at a rate equal to 11.125% per annum of its liquidation value of $1,000 per share through June 30, 1997. The annual dividend rate increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends.

      The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At September 30, 1996 and December 31, 1995 undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock totaled $3,377,000 and $2,752,000 respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"), par value $.01 per share, have been authorized for issuance. At September 30, 1996, the Company has 3,595,586 shares of Preferred Stock issued and outstanding. The Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative.

              TELOS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock are paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends were declared or paid during fiscal years 1995, 1994, 1993, and 1992. Cumulative undeclared dividends as of September 30, 1996 have been accrued for financial reporting purposes totaled $8,264,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. Dividends payable of $2,157,000 for the dividend periods that ended December 1, 1995 and June 1, 1996 were accrued on a cash basis. All future dividends will accrue on a cash basis.

     The  Company has not declared or paid dividends  since  1991 due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement and under Maryland law.

Note 5.   Commitments

     During the first quarter of 1996, the Company entered into a twenty year lease with annual payments of $1,447,000 commencing March 1, 1996 for a building that serves as its corporate headquarters. The building provides significant additional manufacturing and integration space. The Company has accounted for this transaction as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.4 million. Under the terms of the lease, the landlord furnished the Company with $1.3 million to fund tenant improvements and other building costs of which the Company has utilized approximately $1,069,000 for such purposes as of September 30, 1996 with the remaining balance of $231,000 recorded as restricted cash. The Company's move to its new facilities was substantially completed in July 1996. In the third quarter, the Company recorded a non-recurring expense of $781,000 for the remaining lease stream associated with its former headquarters facility.

Note 6.   Income Taxes

       The Company, as a result of recently enacted tax legislation, has filed amended Federal income tax returns claiming certain deductions previously disallowed during an audit of the Company by the Internal Revenue Service. These amended returns will provide the Company a refund of income taxes and interest previously paid. Accordingly, the Company has recorded an income tax benefit of $421,000 at September 30, 1996.

Item 2.  Management's   Discussion  and   Analysis   of   Financial
         Condition and Results of Operations.

General

     In the first nine months of 1996, the Company had increased revenue as compared to the first nine months of 1995. However, the Company's profitability decreased in the first nine months of 1996 as compared to 1995 as a result of lower than anticipated sales on certain large equipment contracts which were negatively impacted by the Federal government budget impasse of early 1996. Also, the Company experienced reduced gross margins on certain equipment and services contracts as well as increased infrastructure costs associated with supporting contracts awarded in late 1995. The combination of the above factors has adversely impacted the Company's profitability. The Company did experience an increase in order flow late in the third quarter. However, there can be no assurance that such order flow will continue. In response to the decreased profitability, the Company implemented an aggressive cost reduction program in the third quarter to reduce infrastructure cost. The Company expects that this program will provide a cost savings during the fourth quarter of 1996 and in 1997.

     Total backlog from existing contracts was $1.3 billion as of September 30, 1996 and is approximately the same as the total backlog as of December 31, 1995. As of September 30, 1996, the funded backlog of the Company totaled $106.1 million, an increase of $40.5 million from December 31, 1995. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allocated to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering Inc., enterWorks.com, inc. and Telos International Corporation (collectively, "the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and nine month periods ended September 30, 1996 and 1995 are as follows:
                         Three Months Ended    Nine Months Ended
                            September 30,         September 30,
                          1996        1995       1996      1995
Sales                    100.0%      100.0%     100.0%    100.0%
Cost of sales             85.8        83.7       86.7      83.0
SG&A expenses             14.3        12.1       14.7      12.4
Goodwill amortization      0.7          .9        0.7       1.5
Operating (loss) income   (0.8)        3.3       (2.1)      3.1
Other income (expense)      --         --        (0.2)      --
Interest expense          (3.2)       (2.5)      (3.2)     (2.8)
Income tax benefit         0.7          --        0.3        --
Net (loss) income         (3.3)%       0.8%      (5.2)%     0.3%

Financial Data by Market Segment

      During 1996, the Company modified its view of the business segments in which it operates for primarily two reasons. First, there was an expansion of network based computer solutions in the market in which the Systems Integration Group operates. Second, the Company merged its hardware and software support divisions into a single operating unit in response to changing market conditions.

      The Company operates in three market segments: systems and support services (the "Systems and Support Services Group"), which consists of hardware and software support services; systems integration (the "Systems Integration Group"); and consulting services (the "Consulting Group").

      Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                 Three Months Ended  Nine Months Ended
                                    September 30,     September 30,
                                   1996      1995     1996     1995
                                          (amounts in thousands)
Sales:
 Systems and Support Services    $27,150   $26,834  $79,605  $78,754
 Systems Integration              21,789    22,585   53,363   46,148
 Consulting Services               8,840     6,710   24,037   19,790
   Total                         $57,779   $56,129 $157,005 $144,692

Gross Profit:
 Systems and Support Services     $3,920    $3,409  $10,930  $11,459
 Systems Integration               2,362     4,502    5,126    9,434
 Consulting Services               1,924     1,231    4,759    3,658
   Total                          $8,206    $9,142  $20,815  $24,551

Gross Margin:
 Systems and Support Services       14.4%     12.7%    13.7%    14.5%
 Systems Integration                10.8%     19.9%     9.6%    20.4%
 Consulting Services                21.8%     18.4%    19.8%    18.5%
   Total                            14.2%     16.3%    13.2%    17.0%

     For the three month period ended September 30, 1996, revenue increased by $1.7 million, or 2.9%, to $57.8 million from $56.1 million for the comparable 1995 period. The increase for the three month period includes a $2.1 million increase in consulting revenue, a $300,000 increase in systems and support services revenue, and a $800,000 decrease in systems integration revenue.

     The decrease in the Systems Integration Group revenue of $800,000 results from unusually high sales volume on its government contracts in the comparable 1995 period. However, the 1996 third quarter order volume for systems integration did improve over the previous two quarters of 1996. While the Company is encouraged by this positive trend, there can be no assurance that such trend will continue in the fourth quarter.

     The Consulting Group revenue increase of $2.1 million for the three month period is primarily due to continued growth of billable hours in the Group's traditional information technology marketplace. The growth in billable hours is highlighted by the growth in headcount as consultants have increased to 301 as of September 30, 1996, an increase of 58 from 243 consultants in the comparable 1995 period.

     The Systems and Support Services Group revenue increase of $300,000 is due to an $500,000 increase in enterWorks revenue and a $900,000 increase in software support revenue, offset by a $1.1 million decrease in hardware support revenue. The increase in enterWorks revenue is due to the subsidiary's expanded marketing efforts leading to increased sales of its PangaeaTM products and related consulting. The increase in software support revenue is due to increased services under certain of the Company's large labor contracts. The decrease in the hardware support revenue is a result of the continued migration from mainframe to network based computing as the servers and desktop computers that support network computing generally provide lower maintenance revenue. Additionally, the hardware support area continues to experience a shift from fixed price contracts to time and material contracts which produce less predictable revenue streams.

     Revenue increased $12.3 million or 8.5% to $157.0 million for the nine months ended September 30, 1996 from $144.7 million for the comparable 1995 period. The increase for the nine month period includes a $7.2 million systems integration revenue increase, a $4.2 million consulting revenue increase and a $900,000 increase in systems and support services revenue. The reasons for these revenue increases are discussed above, with the exception of the systems integration increase, which was due to $6.9 million of shipments and services on recently awarded contracts.

     Cost of sales increased by $2.6 million, or 5.5%, to $49.6 million in the three month period ended September 30, 1996, from $47.0 million in the comparable 1995 period. For the nine months ended September 30, 1996, cost of sales increased $16.0 million, or 13.4%, to $136.2 million from $120.1 million for the same period in 1995. These increases are the result of the increases in sales for both periods, as well as increases in contract infrastructure costs. In addition, the cost of sales increase was attributable to a portion of the non-recurring operating expense recorded for the remaining lease obligation for the Company's idle headquarters facility. This expense is discussed below.

     Gross profit decreased $900,000 in the three month period to $8.2 million, from $9.1 million in the comparable 1995 period. For the nine month period, gross profit decreased by $3.7 million to $20.8 million from $24.5 million. Gross margins were 14.2% and 13.2% for the three and nine month periods of 1996 as compared to 16.3% and 17.0% for the comparable periods of 1995. The decrease in gross profit results from changes in product mix on certain of the systems integration contracts and from the business shift being experienced by the hardware support group as discussed above.

     Selling, general, and administrative expense ("SG&A") increased for the three month period by approximately $1.5 million, to $8.3 million in 1996 from $6.8 million in 1995 for the three month period. For the nine month period, SG&A increased from $17.9 million to $23.0 million, approximately $5.1 million. These increases are primarily due to increased spending by the Company in the information technology area and in its bid and proposal and marketing efforts including significant efforts at its enterWorks subsidiary. SG&A as a percentage of revenues increased to 14.3% for the third quarter of 1996 from 12.1 in the comparable 1995 period. SG&A as a percentage of revenues for the nine month period ended September 30, 1996 increased to 14.7% from 12.4% compared to the same period in 1995.

     Goodwill amortization expense was $390,000 and $1.2 million for the three and nine month periods ended September 30, 1996 compared to $525,000 and $2.1 million for the three and nine month periods ended September 30, 1995. These reductions are due to the completion in mid 1995 of the amortization of the goodwill from an earlier acquisition by the Company. The Company continues to amortize its goodwill balance which resulted from the acquisition of Telos Corporation (California).

     Operating income decreased by $2.3 million to $(500,000) in the three month period from $1.8 million in the comparable 1995 period and decreased $7.9 million to $(3.4) million from $4.5 million for the nine month period. These declines are a result of the aforementioned decreases in gross profit and increases in SG&A. In response to the decrease in operating profit, the Company has implemented an aggressive cost reduction program focusing on non contract related expenses and labor. The Company expects to continue this program for the next 6 to 12 months in order to reduce infrastructure costs.

     The decrease in operating income is also a result of a $781,000 non-recurring operating expense recorded for the remaining rent obligation for the Company's idle headquarters facility in Herndon, VA. The Company substantially vacated the facility when it moved to its new headquarters location in the third quarter.

     Other non-operating income was approximately $3,000 in the three month period of 1996 compared to approximately $7,000 of other non-operating income in the comparable 1995 period. For the 1996 nine month period, non-operating expense was $346,000 as compared to income of $16,000 for the comparable 1995 period. The increase in expense is due to the $355,000 litigation settlement provision that the company recorded in the second quarter of 1996.

     Interest expense increased approximately $440,000 to $1.9 million in the third quarter of 1996 from $1.4 million in the comparable 1995 period. Interest expense for the nine month period ended September 30, 1996 increased $1.0 million to $5.0 million from $4.0 million in the 1995 period. The variance is a result of the increase in the outstanding balance of the senior credit facility as well as an increase in the outstanding balance of the subordinated debt.

     The Company had an income tax benefit for the three month and nine month periods ended September 30, 1996 of $421,000. This benefit is a result of the Company filing amended Federal income tax returns for deductions previously disallowed by the Internal Revenue Service. Such deductions are now allowable as a result of recently enacted legislation.

Liquidity and Capital Resources

     For the nine months ended September 30, 1996, the Company used $5.4 million of cash in operating activities. This was primarily the result of the Company's net loss for the period then ended. The Company funded its net loss, purchases of property and equipment and investments in products through increased borrowings.

     During the first nine months of 1996, the Company's liquidity was adversely impacted by the 1996 Federal government budget impasse which resulted in lower than anticipated order levels on certain equipment contracts. This reduced order and revenue volume combined with the lower gross margins generated on certain existing contracts, the investment in contract support infrastructure and increased SG&A expenses has resulted in liquidity constraints at the Company. In response, the Company has implemented an aggressive cash management program which is reducing discretionary spending and includes obtaining extended payment terms with certain of the Company's vendors.

     The Company has also implemented an aggressive cost reduction program that includes reduced spending on non-contract items as well as employee reductions in selected areas. The Company anticipates that these cost control measures will continue to be in place for the next six to twelve months. The Company did see improved order levels late in the third quarter of 1996 which should benefit the fourth quarter. However, there can be no assurance that the increased order flow will continue. Additionally, with the increase in order volume, financing this growth is also adversely impacting liquidity. The Company believes that while its current working capital facility is adequate to finance steady controlled revenue growth, the recent increase in order flow will cause an additional capital strain on the Company's financial resources. The Company is therefore exploring other capital and financing options.

     The Company continues to actively review its business opportunities surrounding its enterWorks products. Through the second quarter of 1996, the Company had funded all product development and sales and marketing efforts. In the third quarter, the Company completed a private financing of approximately $3.2 million of enterWorks subordinated debt with warrants to fund working capital requirements of the Company. The Company continues to explore other external capital sources to allow it to fully exploit the growth potential for this emerging market including either additional private or public financing.

     At September 30, 1996, the Company had outstanding debt of $55.2 million, consisting of $37.1 million under the secured senior credit facility and $18.1 million in subordinated debt. The senior credit facility has a maturity date of July 1, 1997 and accordingly has been classified as a current liability.

     At September 30, 1996 the Company had a senior subordinated note, Series A, $675,000 outstanding with an affiliated entity of Mr. John R.C. Porter ("Porter"), the Company's majority common shareholder. The Company was not in compliance with the financial maintenance covenants of the senior subordinated note, Series A as of September 30, 1996. The entity holding the note has agreed to waive such non compliance.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

      Reference is made to Part II, Item 1 in the Company's June 30, 1996 Form 10-Q and Part I, Item 3 in the Company's December 31, 1995 Form 10-K. No reportable legal events or material legal developments have occurred during the third quarter of 1996.

Item 3.   Defaults Upon Senior Securities

Senior and Class B Redeemable Preferred Stocks

      The Company has not declared dividends on its Senior Redeemable Preferred Stock, series A-1 and A-2 or Class B Preferred Stock since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $1,744,000 for the series A-1 and A-2 Preferred Stock and $3,377,000 for the Class B Preferred Stock at September 30, 1996.

12% Cumulative Exchangeable Redeemable Preferred Stock

     The Company has not declared or paid dividends on its 12% Cumulative Exchangeable Redeemable Preferred Stock since 1991, due to restrictions and ambiguities related to the payment of such dividends contained in its charter, its working capital facility agreement and under Maryland law. Through November 1995, the Company had the option of paying such dividends in additional shares of preferred stock provided the Company had funds required under Maryland law. Cumulative undeclared dividends accrued for financial reporting purposes at June 30, 1996 totaled $8,264,000. The dividends for 1992 through June 1, 1995 have been accrued as if the dividends would be paid in additional preferred stock shares and are valued at $3,950,000. If these dividends were paid in cash, the total amount accrued would have been $15.1 million. The dividends payable after June 1, 1995 total $4,314,000 and have been accrued on a cash basis.

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:


       10.78 Form of enterWorks.com, inc. Series A Senior Subordinated Unsecured Note

       10.79   Form of enterWorks.com, inc. Capital Stock Purchase
               Series A Warrant

       27      Financial Data Schedule

    (b)  Reports on Form 8-K:

      None

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                               Telos Corporation


November 14, 1996                   /s/ Lorenzo Tellez
                                    Lorenzo Tellez
                                    (Principal Financial Officer &
                                      Principal Accounting Officer)

                         Telos Corporation
                           Exhibit Index

Exhibit
Number                           Exhibit Name

10.78      Form of enterWorks.com, inc. Series A Senior Subordinated
           Unsecured Note

10.79      Form of enterWorks.com, inc. Capital Stock Purchase
           Series A Warrant

27         Financial Data Schedule

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF ______________, 1996 BY AND AMONG ENTERWORKS.COM, INC., A DELAWARE CORPORATION, TELOS CORPORATION, A MARYLAND CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                                             Ashburn, Virginia
                                             ______________, 1996



 SERIES A SENIOR SUBORDINATED UNSECURED NOTE DUE _____________,
                              2001

      FOR VALUE RECEIVED, enterWorks.com, inc., a Delaware corporation, with offices at 19886 Ashburn Road, Ashburn, Virginia 20147 (hereinafter referred to as "the Borrower" or the "Company"), promises to pay to the order of _____________________________, or assigns, (hereinafter referred to as "_______________" or "Lender"), at
________________________________ or at such other offices or at such other place or places as the holder hereof may from time to time designate in writing, the principal sum of _______________________________ ($______________) on
____________, 2001 together with interest on the principal amount hereof from time to time outstanding at the rate hereinafter provided until paid in full.

     This is one of a series of the Company's Notes known as its Series A Senior Subordinated Unsecured Notes Due _________, 2001 (collectively referred to herein as the "Series A Notes", all of like tenor, except as to the identifying number and principal amount thereof. Each of the Series A notes are accompanied by Warrants for stock of the Company, all of like tenor, save for identifying number and amount of shares under Warrant. The Series A Notes have been issued in the approximate principal amount of $________________________.

                        I.  GENERAL TERMS

     1.1 Interest only shall be payable at the rate of eight percent (8%) per annum, on the principal balance of this Note from time to time outstanding from and after the date hereof, and shall be due and payable quarterly, until the principal has been paid in full, on the first day of April, July, October, and January in each year. Interest shall accrue from the date hereof, but the first interest payment shall not be due until January 1, 1998. Such payment shall include all interest accrued from the date hereof until the date of such interest payment.

     1.2 If not sooner paid, the outstanding and unpaid principal balance shall be paid on _____________, 2001, together with accrued and unpaid interest on this Note.

     1.3 Principal and interest on this note are payable in lawful money of the United States. The principal of this Note may be prepaid at any time after ten (10) days, written notice to the Lender, in whole or in part, and shall be accompanied by payment in cash of all accrued and unpaid interest on the amount so prepaid.

     1.4 In the event of a Public Offering of the common stock of the Company, or in the event of a Refinancing, the principal then outstanding shall become immediately due and payable, together with, accrued and unpaid interest thereon.

     1.5 In the event of a Merger or Dissolution, the principal then outstanding shall become immediately due and payable, together with accrued and unpaid interest thereon.

     1.6  Definitions.

           (i) "Public Offering" shall mean the distribution and sale of the Company's common stock (some of the proceeds of which sale are available to the Company) pursuant to a registration statement (other than a registration statement on Form S-4 or Form S-8) which has been filed with the U.S. Securities and Exchange Commission and become effective.

          (ii) "Refinancing" shall mean a sale of securities of the Company which results in Net Proceeds to the Company in excess of $10,000,000, other than (a) obligations for borrowed money due and payable within one year which are not extended, renewed or refinanced beyond such due date; or (b) other obligations for money borrowed money from NationsBank and/or its successors, substitutes and participants and their respective assigns and any refinancing thereof.

          (iii) "Net Proceeds" shall mean the proceeds to the Company after expenses of sale and distribution, including discounts, commissions and brokerage and legal fees.

          (iv) "Merger" shall mean a merger, consolidation or other combination to which the Company or any subsidiary is a party, in which the Company is not the surviving corporation or which results in the acquisition of "beneficial ownership" of securities of the Company representing 50% or more of the total number of votes that may be cast for the election of directors by any "person" or "group" (as such terms are defined in Rule 13(d) promulgated under the Securities
          Exchange Act of      1934, as amended), or a sale by
          the Company of all  or substantially all of its assets.

          (v) "Dissolution" shall mean the adoption by the Board of Directors and/or the shareholders of the Company of a resolution to dissolve the Company and liquidate its assets, the filing by the Company of articles of dissolution or a similar application for dissolution with the appropriate officer of the state of incorporation of the Company, the entry of an order or other action by such state dissolving the Company, or the adoption by the Board of Directors or the shareholders of the Company of a plan of liquidation or a resolution approving a liquidating distribution of the Company's assets, whichever shall first occur.

     1.7 If any payment of principal or interest on this Note shall become due on a Saturday, Sunday, or legal holiday under the laws of the Commonwealth of Virginia, or any other day on which banking institutions in the Commonwealth of Virginia are obligated or authorized by law or executive order to close, such payment shall be made on the next succeeding business day in Virginia and any such extended time of the payment of principal shall not be included in computing compound interest in connection with such payment.

     1.8 Upon receipt by the Borrower of evidence reasonably satisfactory to it of the mutilation, destruction, loss or theft of this Note, the Borrower will make and deliver to the owner a new note of like tenor in lieu of this Note so mutilated, destroyed, lost or stolen.

     1.9 Payments made on account hereof shall be applied first to accrued and unpaid interest and then to principal.

     1.10 All payments made by the Company on account of the Series A Notes or any of them shall be made pro rata, in proportion to the outstanding principal balance of each of the Series A Notes outstanding at the time of any such payment.

                           II. DEFAULT

     2.1 It is expressly agreed by Borrower that the following shall be deemed to be Events of Default under this
Note: (a) the failure to pay, when due, any amount of principal, or interest on this Note, or (b) in the event the Borrower files any petition, or any petition is filed against it and not dismissed within sixty (60) days, under any bankruptcy or insolvency law or for the appointment of a receiver for substantially all its assets or in the event the Borrower makes a general assignment for the benefit of creditors, (c) or any failure by the Borrower to perform or observe any of the other covenants, agreements or provisions to be performed or observed by it under this Note, and such default shall not be rectified or cured within 10 days after written notice thereof by the Lender to the Company, or (d) an event of default as specified in the Revolving and Reducing Senior Facility Credit Agreement among the Company, Telos Corporation (a Maryland corporation) and NationsBank, N.A. (the "Senior Credit Agreement") shall have occurred and be continuing, if (and only if) such event results in acceleration of the maturity of the indebtedness under such Senior Credit Agreement and such acceleration continues in effect.

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

     2.3 Upon default in the payment of the principal of this Note or any other sum payable hereunder then due upon demand, at maturity or by reason of acceleration of maturity, or upon the occurrence of any other Event of Default hereunder Borrower agrees to pay all reasonable costs of collection incurred by the holder of the Note, including reasonable attorneys' fees, whether suit is brought or not, and all other costs and expenses reasonably connected with collection of the indebtedness evidenced hereby.

                       III. SUBORDINATION

     3.1 Payment of the principal and the interest on this Note are subordinate and subject in right of payment to the prior indefeasible payment in full in cash or cash equivalents of all Senior Indebtedness (as such term is defined in the Subordination Agreement) in the manner and to the extent provided in the Subordination Agreement, and each holder of this Note by such holder's acceptance hereof, acknowledges and confirms such subordination, represents and warrants that such holder has received and reviewed and become a party to the Subordination Agreement, and covenants and agrees to comply with the provisions of the Subordination Agreement applicable to holders of the Series A Notes.

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

                                        enterWorks.com, inc.





                                        By:
__________________________
                                             Robert Lewis

                                        Title:    President

THIS WARRANT AND THE SHARES ISSUABLE HEREUNDER HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED UNLESS IT IS SO REGISTERED OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE UNDER SAID ACT AND LAWS. THIS NOTE IS SUBORDINATE AND JUNIOR IN RIGHT OF PAYMENT TO SENIOR INDEBTEDNESS DUE TO NATIONSBANK, N.A. AND/OR CERTAIN OTHER BANKS OR FINANCIAL INSTITUTIONS, AS PROVIDED IN THE SUBORDINATION AGREEMENT DATED AS OF JULY 12, 1996 BY AND AMONG ENTERWORKS.COM, INC., A DELAWARE CORPORATION, TELOS CORPORATION, A MARYLAND CORPORATION, NATIONSBANK, N.A. AND THE HOLDERS IDENTIFIED IN SCHEDULE A THERETO.

                      enterWorks.com, inc.
                     CAPITAL STOCK PURCHASE
                         SERIES A WARRANT


     This certifies that, for value received, ___________________ ___________________________________________________ is entitled to purchase and receive from enterWorks.com, inc. (the "Company"), during the period hereinafter provided, ______ fully paid and non-assessable shares of the $.01 par value common voting stock of the Company (the "Capital Stock" or "Common Stock") upon surrender hereof, at the principal office of the Company in Ashburn, Virginia, and simultaneous payment of the purchase price of $1.00 for each share of the Capital Stock so to be purchased; such number of shares and such purchase price per share being subject, however, to adjustment as hereinafter provided. The purchase price per share, as adjusted from time to time, is hereinafter referred to as the "Purchase Price."

     This Warrant shall be exercisable commencing July 12, 1996, that being the issuance date of that certain Series A Senior Subordinated Unsecured Note Due July 11, 2001, issued by the Company to the Holder of this Series A Warrant, and shall expire on July 11, 2006.

     1.   Purchase Price Adjustments.

          a. General. The Purchase Price shall be subject to adjustment from time to time pursuant to the terms of this
Section 1.

          b.   Diluting Issuances.

               (1)   Special Definitions.  For purposes of this
Subsection 1b, the following definitions shall apply:

                   (A)   "Option" shall mean rights, options or
warrants to subscribe for, purchase or otherwise acquire Common Stock or Convertible Securities, excluding options to acquire shares described in clauses (i) or (ii) of subsection 1b(1)(D) below.

                   (B)   "Original Issue Date" shall mean the
date on which this Warrant was first issued.

                   (C)   "Convertible Securities" shall mean any
evidences of indebtedness, shares or other securities directly or indirectly convertible into or exchangeable for Common Stock.

                   (D)   "Additional Shares of Common Stock"
shall mean all shares of Common Stock issued (or, pursuant to Subsection 1b(2) below, deemed to be issued) by the Company after the Original Issue Date, other than shares of Common Stock issued or issuable:

                         (i)  by reason of a dividend, stock
split, split-up or other distribution on shares of Common Stock that are excluded from the definition of Additional Shares of Common Stock by this clause; or

                         (ii) to employees or directors of, or
consultants to, the Company pursuant to a plan adopted by the Board of Directors of the Company;

               (2) No Adjustment of Purchase Price. No adjustments to the Purchase Price shall be made unless the consideration per share (determined pursuant to Subsection 1b(5)) for an Additional Share of Common Stock issued or deemed to be issued by the Company is less than the Purchase Price in effect on the date of, and immediately prior to, the issue of such Additional Shares.

               (3) Issue of Securities Deemed Issue of Additional Shares of Common Stock. If the Company at any time or from time to time after the Original Issue Date shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities entitled to receive any such Options or Convertible Securities, then the maximum number of shares of Common Stock (as set forth in the instrument relating thereto without regard to any provision contained therein for a subsequent adjustment of such number ) issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities, shall be deemed to be Additional Shares of Common Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date, provided that Additional Shares of Common Stock shall not be deemed to have been issued unless the consideration per share (determined pursuant to Subsection 1b(5) hereof) of such Additional Shares of Common Stock would be less than the Purchase Price in effect on the date of and immediately prior to such issue, or such record date, as the case may be, and provided further that in any such case in which Additional Shares of Common Stock are deemed to be issued:

                   (A)   No further adjustment in the Purchase
Price shall be made upon the subsequent issue of Convertible Securities or shares of Common Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

                   (B)   If such Options or Convertible
Securities by their terms provide, with the passage of time or otherwise, for any increase in the consideration payable to the Company, upon the exercise, conversion or exchange thereof, the Purchase Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase becoming effective, be recomputed to reflect such increase insofar as it affects such Options or the rights of conversion or exchange under such Convertible Securities;

                   (C)   Upon the expiration or termination of
any unexercised Option, the Purchase Price shall not be readjusted, but the Additional Shares of Common Stock deemed issued as the result of the original issue of such Option shall not be deemed issued for purposes of any subsequent adjustment of the Purchase Price;

                   (D) In the event of any change in the number of shares of Common Stock issuable upon the exercise, conversion or exchange of any Option or Convertible Security, including, but not limited to, a change resulting from the anti-dilution provisions thereof, the Purchase Price then in effect shall forthwith be readjusted to such Purchase Price as would have obtained had the adjustment which was made upon the issuance of such Option or Convertible Security not exercised or converted prior to such change been made upon the basis of such change; and

                   (E)   No readjustment pursuant to Clause (B)
or (D) above shall have the effect of increasing the Purchase Price to an amount which exceeds the lower of (i) the Purchase Price on the original adjustment date, or (ii) the Purchase Price that would have resulted from any issuances of Additional Shares of Common Stock between the original adjustment date and such readjustment date.

               (4) Adjustment of Purchase Price Upon Issuance of Additional Shares of Common Stock. In the event the Company shall at any time after the Original Issue Date issue Additional Shares of Common Stock (including Additional Shares of Common Stock deemed to be issued pursuant to Subsection 1b(3), but excluding shares issued as a dividend or distribution or upon a stock split or combination as provided in Subsection 1c), without consideration or for a consideration per share less than the Purchase Price in effect on the date of and immediately prior to such issue, then and in such event, such Purchase Price shall be reduced, concurrently with such issue, to a price (calculated to the nearest cent) determined by multiplying such Purchase Price by a fraction, (A) the numerator of which shall be (1) the number of shares of Common Stock outstanding immediately prior to such issue plus (2) the number of shares of Common Stock which the aggregate consideration received or to be received by the Company for the total number of Additional Shares of Common Stock so issued would purchase at such Purchase Price; and (B) the denominator of which shall be the number of shares of Common

Stock outstanding immediately prior to such issue plus the number of such Additional Shares of Common Stock so issued; provided that, (i) for the purpose of this Subsection 1b(4), all shares of Common Stock issuable upon exercise or conversion of Options or Convertible Securities outstanding (other than shares excluded from the definition of "Additional Shares of Common Stock" by virtue of Clause (ii) of subsection 1b(1)(D)), and (ii) the number of shares of Common Stock deemed issuable upon the conversion of such outstanding Options and Convertible Securities shall not give effect to any adjustments to the conversion price or conversion rate of such Option or Convertible Security resulting from the issuance of Additional Shares of Common Stock that is the subject of this calculation.

               Notwithstanding the foregoing, the applicable Purchase Price shall not be so reduced at such time if the amount of such reduction would be an amount less than $.05, but any such amount shall be carried forward and reduction with respect thereto made at the time of and together with any subsequent reduction which, together with such amount and any other amount or amounts so carried forward, shall aggregate $.05 or more.

               (5) Determination of Consideration. For purposes of this Subsection 1b, the consideration received by the Company for the issue of any Additional Shares of Common Stock shall be computed as follows:

                   (A)   Cash and Property:  Such consideration
shall:

                         (i)  insofar as it consists of cash, be
computed at the aggregate of cash received by the Company, excluding amounts paid or payable for accrued interest or accrued dividends;

                         (ii) insofar as it consists of property
other than cash, be computed at the fair market value thereof at the time of such issue, as determined in good faith by the Board of Directors; and

                         (iii)          in the event Additional
Shares of Common Stock are issued together with other shares or securities or other assets of the Company for consideration which covers both, be the proportion of such consideration so received, computed as provided in Clauses (i) and (ii) above, as determined in good faith by the Board of Directors.

                   (B) Options and Convertible Securities. The consideration per share received by the Company for Additional Shares of Common Stock deemed to have been issued pursuant to Subsection 1b(3), relating to Options and Convertible Securities, shall be determined by dividing

                         (x) the total amount, if any, received
or receivable by the Company as consideration for the issue of such Options or Convertible Securities, plus the minimum aggregate amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such consideration) payable to the Company upon the exercise of such Options or the conversion or exchange of Convertible Securities, or in the case of Options for Convertible Securities, the exercise of such Options for Convertible Securities and the conversion or exchange of such Convertible Securities, by

                         (y) the maximum number of shares of
Common Stock (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such number) issuable upon the exercise of such Options or the conversion or exchange of such Convertible Securities.

               (6) Multiple Closing Dates. In the event the Company shall issue on more than one date Additional Shares of Common Stock which are comprised of shares of the same series or class of Preferred Stock, and such issuance dates occur within a period of no more than 120 days, then the Purchase Price shall be adjusted only once on account of such issuances, with such adjustment to occur upon the final such issuance and to give effect to all such issuances as if they occurred on the date of the final such issuance.

          c. Recapitalizations. If outstanding shares of the Company's Common Stock shall be subdivided into a greater number of shares or a dividend in Common Stock shall be paid in respect of Common Stock, the Purchase Price in effect immediately prior to such subdivision or at the record date of such dividend shall simultaneously with the effectiveness of such subdivision or immediately after the record date of such dividend be proportionately reduced. If outstanding shares of Common Stock shall be combined into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall, simultaneously with the effectiveness of such combination, be proportionately increased.

          d. Mergers, etc. If there shall occur any capital reorganization or reclassification of the Company's Common Stock
(other than a change in par value or a subdivision or combination as provided for in Subsection 1c, above), or any consolidation or merger of the Company with or into another corporation, or a transfer of all or substantially all of the assets of the Company, then, as part of any such reorganization, reclassification, consolidation, merger or sale, as the case may be, lawful provision shall be made so that the Registered Holder of this Warrant shall have the right thereafter to receive upon the exercise hereof the kind and amount of shares of stock or other securities or property which such Registered Holder would have been entitled to receive if, immediately prior to any such reorganization, reclassification, consolidation, merger or sale, as the case may be, such Registered Holder had held the number of shares of Common Stock which were then purchasable upon the exercise of this Warrant. In any such case, appropriate adjustment (as reasonably determined in good faith by the Board of Directors of the Company) shall be made in the application of the provisions set forth herein with respect to the rights and interests thereafter of the Registered Holder of this Warrant, such that the provisions set forth in this Section 1 (including provisions with respect to adjustment of the Purchase Price) shall thereafter be applicable, as nearly as is reasonably practicable, in relation to any shares of stock or other securities or property thereafter deliverable upon the exercise of this Warrant.

          e. Certificate of Adjustment. When any adjustment is required to be made pursuant to this Section 1, the Company shall promptly mail to the Registered Holder a certificate setting forth the Purchase Price after such adjustment and setting forth a brief statement of the facts requiring such adjustment. Such certificate shall also set forth the kind and amount of stock or other securities or property into which this Warrant shall be exercisable following such adjustment.

     2.   Registration Rights.

          a. Certain Definitions. As used in this Warrant, the following terms shall have the following respective meanings:

               "Commission" means the Securities and Exchange
Commission, or any other Federal agency at the time administering the Securities Act.

               "Capital Stock" or "Common Stock" means the common stock, $.01 par value per share, of the Company.

               "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar Federal statute, and the rules and regulations of the Commission issued under such Act, as they each may, from time to time, be in effect.

               "Registration Statement" means a registration statement filed by the Company with the Commission for a public offering and sale of Common Stock (other than a registration statement on Form S-8 or Form S-4, or their successors, or any other form for a similar limited purpose, or any registration statement covering only securities proposed to be issued in exchange for securities or assets of another corporation).

               "Registration Expenses" means the expenses described in Subsection e.

               "Registrable Shares" means the shares of Common Stock issued or issuable upon exercise of this Warrant or other Series A Warrants issued contemporaneously; provided, however, that shares of Common Stock which are Registrable Shares shall cease to be Registrable Shares upon any sale of such Registrable Shares pursuant to a Registration Statement or Rule 144 under the Securities Act. Wherever reference is made in this Warrant to a request or consent of holders of a certain percentage of Registrable Shares, the determination of such percentage shall include shares of Common Stock issuable upon exercise of the Warrant even if such exercise conversion has not yet been effected.

               "Securities Act" means the Securities Act of 1933, as amended, or any similar Federal statute, and the rules and regulations of the Commission issued under such Act, as they each may, from time to time, be in effect.

               "Stockholders" means the Holders and any persons or entities to whom the rights granted under this Warrant are transferred by any Holders, their successors or assigns pursuant to Section 4 hereof.

          b.   Required Registrations.

               (1)  At any time after the Company becomes
eligible to file a Registration Statement on Form S-3 (or any successor form relating to secondary offerings), a Stockholder or Stockholders holding in the aggregate at least 20% of the Registrable Shares issued pursuant to the Series A Warrants may request the Company, in writing, to effect the registration on Form S-3 (or such successor form), of Registrable Shares having an aggregate offering price of at least Five Hundred Thousand Dollars ($500,000) (based on the then current public market price). Upon receipt of any such request, the Company shall promptly give written notice of such proposed registration to all Stockholders. Such Stockholders shall have the right, by giving written notice to the Company within 30 days after the Company provides its notice, to elect to have included in such registration such of their Registrable Shares as such Stockholders may request in such notice of election; provided that if the underwriter (if any) managing the offering determines that, because of marketing factors, all of the Registrable Shares requested to be registered by all Stockholders may not be included in the offering, then all Stockholders who have requested registration shall participate in the registration pro rata based upon the number of Registrable Shares which they have requested to be so registered. Thereupon, the Company shall, as expeditiously as possible, use its best efforts to effect the registration on Form S-3 (or such successor form) of all Registrable Shares which the Company has been requested to so register.

               (2) The Company shall not be required to effect more than 3 registrations pursuant to Subparagraph (1) above nor within six months after the effective date of any other
Registration Statement of the Company (other than on Form S-3, or
S-8, or any successor form).

               (3) If at the time of any request to register Registrable Shares pursuant to this Subsection b, the Company is engaged or has fixed plans to engage within 30 days of the time of the request in a registered public offering as to which the Stockholders may include Registrable Shares pursuant to Subsection c or is engaged in any other activity which, in the good faith determination of the Company's Board of Directors, would be adversely affected by the requested registration to the material detriment of the Company, then the Company may at its option direct that such request be delayed for a period not in excess of six months from the effective date of such offering or the date of commencement of such other material activity, as the case may be.

          c.   Incidental Registration.

               (1)  Whenever the Company proposes to file a
Registration Statement (other than pursuant to Subsection b(2)) at any time and from time to time, it will, prior to such filing, give written notice to all Stockholders of its intention to do so and, upon the written request of a Stockholder or Stockholders given within 20 days after the Company provides such notice (which request shall state the intended method of disposition of such Registrable Shares), the Company shall use its best efforts to cause all Registrable Shares which the Company has been requested by such Stockholder or Stockholders to register to be registered under the Securities Act to the extent necessary to permit their sale or other disposition in accordance with the intended methods of distribution specified in the request of such Stockholder or Stockholders; provided that the Company shall have the right to postpone or withdraw any registration effected pursuant to this Subsection c without obligation to any Stockholder.

               (2) In connection with any registration under this Subsection c involving an underwriting, the Company shall not be required to include any Registrable Shares in such registration unless the holders thereof accept the terms of the underwriting as agreed upon between the Company and the underwriters selected by it (provided that such terms must be consistent with this Warrant). If in the opinion of the managing underwriter it is appropriate because of marketing factors to limit the number of Registrable Shares to be included in the offering, then the Company shall be required to include in the registration only that number of Registrable Shares, if any, which the managing underwriter believes should be included therein. If the number of Registrable Shares to be included in the offering in accordance with the foregoing is less than the total number of shares which the holders of Registrable Shares have requested to be included, then the holders of Registrable Shares who have requested registration and other holders of securities entitled to include them in such registration shall participate in the registration pro rata based upon their total ownership of shares of Common Stock (giving effect to the conversion into Common Stock of all securities convertible thereinto). If any holder would thus be entitled to include more securities than such holder requested to be registered, the excess shall be allocated among other requesting holders pro rata in the manner described in the preceding sentence.

          d.   Registration Procedures.   If and whenever the
Company is required by the provisions of this Warrant to use its best efforts to effect the registration of any of the Registrable
Shares under the Securities Act, the Company shall:

               (1)  file with the Commission a Registration
Statement with respect to such Registrable Shares and use its best efforts to cause that Registration Statement to become and remain effective;

               (2) as expeditiously as possible prepare and file with the Commission any amendments and supplements to the Registration Statement and the prospectus included in the Registration Statement as may be necessary to keep the Registration Statement effective, in the case of a firm commitment underwritten public offering, until each underwriter has completed the distribution of all securities purchased by it and, in the case of any other offering, until the earlier of the sale of all Registrable Shares covered thereby or 120 days after the effective date thereof;

               (3) as expeditiously as possible furnish to each selling Stockholder such reasonable numbers of copies of the prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as the selling Stockholder may reasonably request in order to facilitate the public sale or other disposition of the Registrable Shares owned by the selling Stockholder; and

               (4) as expeditiously as possible use its best efforts to register or qualify the Registrable Shares covered by the Registration Statement under the securities or Blue Sky laws of such states as the selling Stockholders shall reasonably request, and do any and all other acts and things that may be necessary or desirable to enable the selling Stockholders to consummate the public sale or other disposition in such states of the Registrable Shares owned by the selling Stockholder; provided, however, that the Company shall not be required in connection with this Subparagraph (4) to qualify as a foreign corporation or execute a general consent to service of process in any jurisdiction.

          If the Company has delivered preliminary or final prospectuses to the selling Stockholders and after having done so the prospectus is amended to comply with the requirements of the Securities Act, the Company shall promptly notify the selling Stockholders and, if requested, the selling Stockholders shall immediately cease making offers of Registrable Shares and return all prospectuses to the Company. The Company shall promptly provide the selling Stockholders with revised prospectuses and, following receipt of the revised prospectuses, the selling Stockholders shall be free to resume making offers of the Registrable Shares.

          e.   Allocation of Expenses.   The Company will pay all
Registration Expenses of all registrations under this Warrant; provided, however, that if a registration under Subsection b is withdrawn at the request of the Stockholders requesting such registration (other than as a result of information concerning the business or financial condition of the Company which is made known to the Stockholders after the date on which such registration was requested) and if the requesting Stockholders elect not to have such registration counted as a registration requested under Subection b, the requesting Stockholders shall pay the Registration Expenses of such registration pro rata in accordance with the number of their Registrable Shares included in such registration. For purposes of this Subsection e, the term "Registration Expenses" shall mean all expenses incurred by the Company in complying with this Warrant, including, without limitation, all registration and filing fees, exchange listing fees, printing expenses, fees and expenses of counsel for the Company and the fees and expenses of one counsel selected by the selling Stockholders to represent the selling Stockholders, state Blue Sky fees and expenses, and the expense of any special audits incident to or required by any such registration, but excluding underwriting discounts, selling commissions and the fees and expenses of selling Stockholders' own counsel (other than the counsel selected to represent all selling Stockholders).

          f.   Indemnification and Contribution.

               (1) In the event of any registration of any of the Registrable Shares under the Securities Act pursuant to this Warrant, the Company will indemnify and hold harmless the seller of such Registrable Shares, each underwriter of such Registrable Shares, and each other person, if any, who controls such seller or underwriter within the meaning of the Securities Act or the Exchange Act against any losses, claims, damages or liabilities, joint or several, to which such seller, underwriter or controlling person may become subject under the Securities Act, the Exchange Act, state securities or Blue Sky laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any Registration Statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to such Registration Statement, or arise out of or are based upon the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading; and the Company will reimburse such seller, underwriter and each such controlling person for any legal or any other expenses reasonably incurred by such seller, underwriter or controlling person in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon any untrue statement or omission made in such Registration Statement, preliminary prospectus or final prospectus, or any such amendment or supplement, in reliance upon and in conformity with information furnished to the Company, in writing, by or on behalf of such seller, underwriter or controlling person specifically for use in the preparation thereof.

               (2) In the event of any registration of any of the Registrable Shares under the Securities Act pursuant to this Warrant, each seller of Registrable Shares, severally and not jointly, will indemnify and hold harmless the Company, each of its directors and officers and each underwriter (if any) and each person, if any, who controls the Company or any such underwriter within the meaning of the Securities Act or the Exchange Act, against any losses, claims, damages or liabilities, joint or several, to which the Company, such directors and officers, underwriter or controlling person may become subject under the Securities Act, Exchange Act, state securities or Blue Sky laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement of a material fact contained in any Registration Statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained in the Registration Statement, or any amendment or supplement to the Registration Statement, or arise out of or are based upon any omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, if the statement or omission was made in reliance upon and in conformity with information relating to such seller furnished in writing to the Company by or on behalf of such seller specifically for use in connection with the preparation of such Registration Statement, prospectus, amendment or supplement; provided, however, that the obligations of such Stockholders hereunder shall be limited to an amount equal to the proceeds to each Stockholder of Registrable Shares sold in connection with such registration.

               (3) Each party entitled to indemnification under this Subsection f (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom; provided, that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not be unreasonably withheld); and, provided, further, that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Subsection f. The Indemnified Party may participate in such defense at such party's expense; provided, however, that the Indemnifying Party shall pay such expense if representation of such Indemnified Party by the counsel retained by the Indemnifying Party would be inappropriate due to actual or potential differing interests between the Indemnified Party and any other party represented by such counsel in such proceeding. No Indemnifying Party, in the defense of any such claim or litigation shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect of such claim or litigation, and no Indemnified Party shall consent to entry of any judgment or settle such claim or litigation without the prior written consent of the Indemnifying Party.

               (4) In order to provide for just and equitable contribution to joint liability under the Securities Act in any case in which either (i) any holder of Registrable Shares exercising rights under this Warrant, or any controlling person of any such holder, makes a claim for indemnification pursuant to this Subsection f but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that this Subsection f provides for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of any such selling Stockholder or any such controlling person in circumstances for which indemnification is provided under this Subsection f; then, in each such case, the Company and such Stockholder will contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (after contribution from others) in such proportions so that such holder is responsible for the portion represented by the percentage that the public offering price of its Registrable shares offered by the Registration Statement bears to the public offering price of all securities offered by such Registration Statement, and the Company is responsible for the remaining portion; provided, however, that, in any such case, (A) no such holder will be required to contribute any amount in excess of the proceeds to it of all Registrable Shares sold by it pursuant to such Registration Statement, and (B) no person or entity guilty of fraudulent misrepresentation, within the meaning of Section 11(f) of the Securities Act, shall be entitled to contribution from any person or entity who is not guilty of such fraudulent misrepresentation.

          g. Indemnification with Respect to Underwritten Offering. In the event that Registrable Shares are sold pursuant to a Registration Statement in an underwritten offering pursuant to Subsection b, the Company agrees to enter into an underwriting agreement containing customary representations and warranties with respect to the business and operations of an issuer of the securities being registered and customary covenants and agreements to be performed by such issuer, including without limitation customary provisions with respect to indemnification by the Company of the underwriters of such offering.

          h. Information by Holder. Each Stockholder including Registrable Shares in any registration shall furnish to the Company such information regarding such Stockholder and the distribution proposed by such Stockholder as the Company may reasonably request in writing and as shall be required in connection with any registration, qualification or compliance referred to in this Warrant.

          i.   "Stand-Off" Agreement".   Each Stockholder, if
requested by the Company and the managing underwriter of an offering by the Company of Common Stock or other securities of the Company pursuant to a Registration Statement, shall agree not to sell publicly or otherwise transfer or dispose of any Registrable Shares or other securities of the Company held by such Stockholder for a specified period of time (not to exceed 180 days) following the effective date of such Registration Statement; provided, that:

               (1)  such agreement shall only apply to the first
Registration Statement covering Common Stock to be sold on its behalf to the public in an underwritten offering; and

               (2) all Stockholders holding not less than the number of shares of Common Stock held by such Stockholder (including shares of Common Stock issuable upon the conversion of Shares, or other convertible securities, or upon the exercise of options, warrants or rights) and all officers and directors of the Company enter into similar agreements.

          j. Termination. All of the Company's obligations to register Registrable Shares under this Warrant shall terminate on the tenth anniversary of this Warrant.

     3.   Exercise of Warrant.

          a. The Company covenants that it will at all times maintain an available and adequate reserve of duly authorized but unissued share of its Capital Stock, free from preemptive rights, sufficient to effect the full exercise of this Warrant as herein provided, and that it will at all times maintain in full force and effect an appropriate permit of the Delaware Commissioner of Corporations authorizing the issuance and sale by the Company of all shares of Capital Stock issuable upon exercise of this Warrant by the holder.

          The Company covenants that all shares of Capital Stock issuable upon the exercise of this Warrant will, upon issuance, be validly issued, fully paid and non-assessable, and free from all taxes, liens and charges with respect to the issue thereof.

          The holder hereof may surrender this Warrant for exchange at the principal office of the Company. Within a reasonable time thereafter and without expense (other than transfer taxes, if any) to each holder, the Company shall issue in exchange therefor, in such denominations (of not less than 100 shares) and issued in such name or names as the holder shall designate (if permitted by the Federal Securities laws and the relevant Blue Sky law(s), as amended from time to time), a new certificate or certificates dated the date hereof evidencing the right to purchase the same aggregate number of shares of Capital Stock as are evidenced hereby, and otherwise containing the same provisions and subject to the same terms and conditions of this certificate.

          Upon surrender of this Warrant at the office of the Company accompanied by payment of the appropriate Purchase Price of the Capital Stock in cash or as otherwise allowed herein, the Company shall forthwith cause to be executed, issued and delivered to the holder of the Warrant a certificate or certificates for the proper number of shares of capital stock or other securities of the Company; and the Company covenants that the issuance of this Warrant shall constitute full authority to those of its officers who are charged with the duty of issuing stock certificates to promptly execute, issue and deliver to the holder of the Warrant the necessary certificate for shares of Capital Stock or other securities of the Company required by such exercise.

          This Warrant may be exercised in accordance with its terms prior to expiration as a whole, or from time to time in part. In the event of partial exercise of the Warrant, the Company shall, in addition to delivery of the securities thereby purchased, deliver to the holder of the Warrant, a new Warrant for the remaining shares then subject to the unexercised portion of the Warrant; such new Warrant being dated the date hereof and otherwise containing the same provisions and subject to the same conditions and subject to the same terms and conditions as this Warrant. Certificates for shares of Capital Stock or other securities of the Company issuable by reason of the exercise of Warrants shall be dated and shall be effective as of the date of the surrender of the Warrants for exercise or acceptance of the offering of shares or other securities, as the case may be, and the payment of the appropriate Purchase Price, notwithstanding any delay in the actual execution, issuance or delivery of the certificates or securities so purchased.

          This Warrant shall be registered on the books of the Company, which shall be kept at its principal office for that purpose, and shall be transferable only on said books by the holder hereof in person or by duly authorized attorney upon surrender of this Warrant properly endorsed.

          b. This Warrant may be exercised by the holder hereof, in whole or in part, by surrendering this Warrant at the principal office of the Company, or at such other office or agency as the Company may designate, accompanied by payment in full, in lawful money of the United States, of the Purchase Price payable in respect of the number of Warrant Shares purchased upon such exercise.

          c. The holder hereof may, at its option, elect to pay some or all of the Purchase Price payable upon an exercise of this Warrant by canceling a portion of this Warrant exercisable for such number of Warrant Shares as is determined by dividing
(i) the total Purchase Price payable in respect of the number of Warrant Shares being purchased upon such exercise by (ii) the excess of the Fair Market Value per share of Common Stock as of the effective date of exercise (the "Exercise Date") over the Purchase Price per share. The Fair Market Value per share of Common Stock shall be determined as follows:

               (1) If the Common Stock is listed on a national securities exchange, the NASDAQ National Market System, the NASDAQ system, or another nationally recognized exchange or trading system as of the Exercise Date, the Fair Market Value per share of Common Stock shall be deemed to be the last reported sale price per share of Common Stock thereon on the Exercise Date; or, if no such price is reported on such date, such price on the next preceding business day (provided that if no such price is reported on the next preceding business day, the Fair Market Value per share of Common Stock shall be determined pursuant to Clause (2)).

               (2)  If the Common Stock is not listed on a
national securities exchange, the NASDAQ National Market System, the NASDAQ system or another nationally recognized exchange or trading system as of the Exercise Date, the Fair Market Value per share of Common Stock shall be deemed to be the amount most recently determined by the Board of Directors to represent the fair market value per share of the Common Stock (including without limitation a determination for purposes of granting Common Stock options or issuing Common Stock under an employee benefit plan of the Company); and, upon request of the holder hereof, the Board of Directors (or a representative thereof) shall promptly notify the holder hereof of the Fair Market Value per share of Common Stock. Notwithstanding the foregoing, if the Board of Directors has not made such a determination within the three-month period prior to the Exercise Date, then (A) the Fair Market Value per share of Common Stock shall be the amount next determined by the Board of Directors to represent the fair market value per share of the Common Stock (including without limitation a determination for purposes of granting Common Stock options or issuing Common Stock under an employee benefit plan of the Company), (B) the Board of Directors shall make such a determination within 30 days of a request by the holder hereof that it do so, and (C) the exercise of this Warrant pursuant to this Subsection 3c shall be delayed until such determination is made.

          4. Transfers of Rights. This Warrant, and the rights and obligations of each holder hereof, may be assigned by such holder hereof to any person or entity to which not fewer than 100 Shares (issued or issuable under this Warrant) are transferred by such holder hereof, and such transferee shall be deemed a "holder hereof" for purposes of this Warrant; provided that the transferee provides written notice of such assignment to the Company.

          5. Co-Sale. If Telos Corporation ("Telos") intends at any time to sell equity securities of the Company (the "Offered Shares") (a) having the right, or (b) in a transaction providing the prospective purchaser with the right, to elect a majority of the Board of Directors of the Company, Telos shall promptly give notice (the "Notice") to the holders hereof of the material terms of the proposed sale, and the holders hereof shall indicate within twenty (20) days of such notice the number of shares of Capital Stock which they wish to sell in such transaction. Telos shall use its best efforts to interest the prospective purchaser in purchasing, in addition to the Offered Shares, the shares the holders hereof wish to sell. If the prospective purchaser does not wish to purchase all of the shares made available by Telos and the holders hereof, then each holder hereof and Telos shall be entitled to sell, at the price and on the terms and conditions set forth in the Notice, a portion of the shares being sold to the prospective purchaser, in the same proportion as Telos' or the holder's ownership of shares bears to the aggregate number of shares owned by Telos and the holders hereof.

          6.   General.

               a. Notices. All notices, requests, consents, and other communications under this Warrant shall be in writing and shall be delivered by hand or mailed by first class certified or registered mail, return receipt requested, postage prepaid:

               If to the Company, at 19886 Ashburn Road, Ashburn, VA 20147, Attention: President, or at such other address or addresses as may have been furnished in writing by the Company to the Holders, with a copy to the Chief Financial Officer and General Counsel; or

               If to a holder hereof, at his or its address set forth above, or at such other address or addresses as may have been furnished to the Company in writing by such holder hereof.

               Notices provided in accordance with this Section 6 shall be deemed delivered upon personal delivery or two business days after deposit in the mail.

          b. Entire Agreement. This Warrant embodies the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

          c. Amendments and Waivers. Any term of this Warrant may be amended and the observance of any term of this Warrant may be waived (either generally or in a particular instance and either retroactively or prospectively), with the written consent of the Company and the holders of at least 90% of the Registrable Shares; provided, that this Warrant may be amended with the consent of the holders of less than all Registrable Shares only in a manner which affects all Registrable Shares in the same fashion. No waivers of or exceptions to any term, condition or provision of this Warrant, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such term, condition or provision.

          d. Fractional Shares. The Company shall not be required upon the exercise of this Warrant to issue any fractional shares, but shall make an adjustment therefor in cash on the basis of the Fair Market Value per share of Common Stock, as determined in good faith by the Board of Directors or as quoted if the Common Stock is publicly traded on the day the Warrant was exercised.


Executed in Ashburn, Virginia as of the 12th day of July, 1996.

                                   enterWorks.com, inc.




                                  By:
                                        Robert Lewis
                                        President

[SEAL]

Attest:
     Gerald D. Calhoun, Secretary



                                   TELOS CORPORATION
                                   (as to Clause 5 only)



                               By:
                                   William L.P. Brownley
                                   Vice President and General Counsel



[SEAL]

Attest:
     Gerald D. Calhoun, Secretary