Form 10-K
period 1996-12-31
TELOS CORP
filed 1997-03-28
CIK 320121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996


              [ ]Transition Report Pursuant to Section 13 or 15(d)
                       the Securities Exchange Act of 1934

                         Commission file number: 1-8443

                                TELOS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Maryland                     52-0880974
          (State of Incorporation) (I.R.S. Employer Identification No.)

            19886 Ashburn Road, Ashburn, Virginia         20147
          (Address of principal executive offices)     (Zip Code)

                         Registrant's Telephone Number,
                       including area code: (703) 724-3800

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act: 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No public market exists for the registrant's Common Stock.

     As of March 28, 1997, the registrant had 23,076,753 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

Incorporation by Reference:  None

Number of pages in this report (excluding exhibits):   50

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

         A substantial portion of the Company's revenues are generated by long-standing customers. For example, since 1976, the Company has provided life-cycle software engineering services for the U.S. Army's tactical fire support systems. The first contract award from this customer was for $1.7 million of software services. Since 1976, the Company has generated $216 million of revenue from this customer.

         Certain other long-term customers of the Company include the California Institute of Technology's Jet Propulsion Laboratory, for which the Company has designed, developed and supported ground based telemetry and mission operations systems since 1975, and the U.S. Navy and Marines, for which the Company has provided ruggedized computer systems since 1988.

         The Company has further enhanced its ability to deliver solutions to its customers' information requirements by providing a number of software applications that allow organizations to integrate data from disparate systems and to model the business processes that move the information (workflow). The Company also offers proprietary software applications that support Internet-based electronic commerce, military tactical, and simulation training environments.

         Customers include organizations in numerous agencies of federal, state, and local governments, as well as financial, industrial, and services industries. The Company provides its services primarily in the United States and in a limited number of international markets.

Operating Groups

         For the majority of 1996, the Company provided its services through three operating groups. After determining that it was not strategic to its long-term business direction, which is focused on network infrastructure and solutions, the Company sold its Consulting Services Division in late 1996 to fund operations and to enhance its ability to invest in strategic business segments. While the remaining groups operate on a substantially decentralized basis, they work together, where appropriate, to offer customers a broad range of information and network technology services. The Company believes that this cooperative approach enables the operating groups to offer their services in specific market segments using their specialized expertise and market knowledge. At the same time, the operating groups can draw on the market access, technical breadth and management capability of the entire Telos organization. The market segments in which the Company operates and the operating groups performing services within these areas are as follows:

              Systems and Support Services Group provides cost competitive network based solutions including hardware and software support services to federal, state, and local governments, as well as commercial entities.

              enterWorks,  a  wholly  owned  subsidiary,   develops,   markets,
              licenses, and supports a set of software products that allow customers to deploy mission critical applications in an internet/intranet based environment. enterWorks financial results are included as a part of the Systems and Support Services Group for financial reporting purposes.

          Systems Integration Group provides computer and large scale network integration services to customers; computer hardware integration and component manufacture; and installation, training, and service support to federal, state, and local government clients.

          Consulting Services Group provided computer consulting services and contract labor to support its customers' existing information
          technology   capabilities.   Specific  tasks   included   concept
          formulation,    system    specification,    system    engineering
          design/development, and project management. The net assets of this Group were sold in December 1996.

Systems and Support Services

         The Company's Systems and Support Services Group provides turnkey system solutions, maintains and extends the life of existing systems through technology insertion, system redesign, and software reengineering; and provides "one stop" hardware services, quality assurance, configuration management, and property management. In response to the increasing prevalence of customers owning more than one type or brand of computer, the Group's hardware services area has specialized in servicing third party computer hardware and peripheral equipment manufactured by others, including Sun Microsystems, DEC, IBM, Data General, Hewlett-Packard, Wang, and TSI (previously known as C3) equipment.

         Telos Systems and Support Services (i) is the largest provider of life cycle software engineering services to the U.S. Army, and (ii) is one of the largest providers of ground based technical services to the California Institute of Technology Jet Propulsion Laboratory, a Federally Funded Research and Development Center managed by the National Aeronautics and Space Administration.

         In response to the growth in network based computing, the Company formed enterWorks.com ("enterWorks"), a wholly owned subsidiary, to develop, market, license, and support a set of software products that allow customers to deploy mission critical applications in an internet/intranet based environment. enterWorks innovative technology enables a company to bridge from its existing corporate information systems to network-centric computing without disrupting those existing systems, thus rapidly gaining the benefits of deploying its applications as networked. enterWorks products provide the ability to assimilate data from many different sources (data integration) and to model the processes that will be used to move that information through the organization (workflow).

     For fiscal year 1996, Systems and Support Services had revenues of $104 million or 54.9% of the total Company's revenue.

Systems Integration

         The Systems Integration Group delivers network and information technology solutions to customers worldwide. The Group performs value engineering and system integration activities including design and manufacturing, engineering, network integration, system installation, and support services. The group holds the largest network integration contract ever awarded by the Federal government, a three year contract awarded in 1995 valued in excess of $900 million. Additionally, the group is developing and installing the hardware and network infrastructure in support of the Immigration and Naturalization Service (INS).

         Telos Systems Integration is a leading implementer and innovator of enabling technology that provides customers a complete solution to their requirements from a single vendor. In 1981, the group implemented one of the first client-server architecture's for the U.S. Coast Guard and as a system integrator, developed the Navy's flagship desktop tactical computer system, the DTC-II. Today, the group is focused on developing and bringing to market applications to support network-based computing.

     For fiscal year 1996, Systems Integration generated revenue of $85 million or 45.1% of the Company's revenue.

Consulting Services

         Consulting services were provided by Telos Consulting Services ("TCS"). TCS delivered consulting expertise, primarily on a contract labor basis, in support of the client's own information technology capabilities. In 1996, the Company determined that TCS, a staff augmentation business, was not a central part of the Company's core strategy of providing network infrastructure and solutions. Accordingly, the net assets of TCS were sold to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc., in December 1996 for approximately $31.6 million. The financial results of TCS and the gain on the sale of TCS have been presented as a disposal of a segment of business in the financial results of the Company.


Revenues by Major Market and Significant Customers

Revenue by major market for the Company is:



                                                     Percentage of total revenues for fiscal year
                                                     --------------------------------------------
                                                1996(1)                  1995                  1994
                                                -------                  ----                  ----

Federal government                                84.8%                  80.6%                 84.5%
Commercial                                        13.6                   15.2                  11.4
State and local governments                        1.6                    4.2                   4.1
                                                  ----                    ---                   ---
         Total                                   100.0%                 100.0%                100.0%
                                                 =====                  =====                 =====

(1)   1996 major market revenue percentages exclude TCS revenue.

         Total Company revenue at December 31, 1996 includes 50.0% of revenue from contracts with the Department of Defense, 17.6% of revenue from contracts with Department of Justice, 6.6% of revenue from the National Aeronautics and Space Administration ("NASA"), and 10.5% of revenue from subcontracts with U.S. government prime contractors.

Competition

         The segments of the information services industry in which the Company operates are highly fragmented with no single company or small group of companies in a dominant position. Some of the Company's competitors also operate in international markets, along with other entities which operate exclusively or primarily outside the United States. Some of the large competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms which compete with the Company are computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. Thousands of firms fall into these categories. Among the major competitors are AT&T, Boeing Computer Services Corp., Computer Data Systems, Computer Sciences Corp., Electronic Data Systems Corporation, Scientific Applications International Corporation, GTE Corp. and General Electric
Corporation. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are competitors of the Company.

         The Company believes that the principal competitive factors in the segments of the information and network technology market in which it competes include project management capability, technical expertise, reputation for providing quality service, and price. The Company believes its technical competence in computer engineering, systems software, engineering, system and network integration, and hardware maintenance will enable it to compete favorably in the information and network technology market.

Employees

         The Company employs 1,374 persons as of December 31, 1996. The services the Company provides require proficiency in many fields, such as computer science, mathematics, physics, engineering, operations research, economics, and business administration.

         Of the total  Company  personnel,  1,032  provide  Systems  and Support
Services, 56 are employed by enterWorks, and 168 provide System Integration Services. An additional 118 employees provide corporate and business services functions.

Backlog

         Many of the Company's contracts with the U.S. Government are funded by the procuring government agency from year to year, primarily based upon the government's fiscal requirements. This results in two different categories of backlog: funded and unfunded. Total backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time over the life of its contracts, whether or not funded. Funded backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts. Unfunded backlog is the difference between total backlog and funded backlog. Included in unfunded backlog are revenues which may be earned only if customers exercise delivery orders and/or renewal options to continue existing contracts.

         A number of contracts undertaken by the Company extend beyond one year, and accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in the Company's backlog.

         At December 31, 1996 and 1995, the Company had total backlog from existing contracts of $1.2 billion and $1.3 billion, respectively. This is the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the client, over periods extending up to seven years. Included in the backlog at December 31, 1996 is $900 million from Indefinite Delivery, Indefinite Quantity ("IDIQ") contracts of which the SMC-II contract comprises $876 million. Approximately $115 million and $65.6 million of the total was funded backlog at December 31, 1996 and 1995, respectively.

         While backlog remains an important measurement criteria, during 1996 the Company, as well as other federal contractors, experienced a change in the manner in which the Federal government procures equipment and services. These procurement changes include the growth in the use of General Services Administration ("GSA") Schedules which allow agencies of the Federal government to purchase significant amounts of equipment and services. The use of the GSA Schedules results in a significantly shorter and much more flexible procurement cycle as well as increased competition as many companies hold such schedules. Along with the GSA Schedules, the Federal government is awarding a large number of omnibus contracts with multiple awardees. These contracts generally require extensive marketing efforts by the awardees to procure business. The use of GSA Schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of potential growth that the Company is aggressively pursuing.

Overview of 1996

         The Company entered 1996 with the belief that the year would bring enhanced operating and performance results over 1995. Its backlog at the beginning of 1996 of $1.3 billion was the highest in Company history and its focused diversification into the emerging Internet and international markets was anticipated to bring additional business opportunities. While the Company had revenue growth of 7.5% to $188.9 million from $175.8 million in 1995 from its Systems Integration and Systems and Support Services Groups, the Company's profitability decreased as compared to 1995. The primary reasons for the decrease were: (1) The Federal government budget crisis in early 1996 resulted in significantly lower than anticipated sales on certain of the Company's large computer equipment contracts during the first half of 1996, and (2) The Company experienced reduced gross margins on certain equipment and services contracts due to changes in product mix from 1995 as well as changes in contract pricing and (3) The Company incurred increased infrastructure costs associated with supporting contracts awarded in late 1995.

         The Company did experience increased order flow during the second half of 1996, and while it believes its operational performance in 1997 will improve significantly based on this order flow, there can be no assurance that such order flow will continue. In the fourth quarter of 1996 the Company also implemented a cost reduction plan to reduce infrastructure costs in certain divisions. The cost reduction plan focused on indirect costs and included employee reductions.

         From an international perspective, the Company was successful in broadening its business base through contract wins in the Philippines and is actively pursuing other opportunities in the Pacific Rim and Middle East.

         The Company has continued to invest in enterWorks, its wholly owned subsidiary, primarily in product development and in the sales and marketing areas. In 1996, enterWorks revenue doubled and it succeeded in expanding its commercial customer base.

         The Company, along with other companies that contract with the Federal government, experienced a shift in the manner in which the government procures equipment and services in 1996. This shift from long lead time multi-year sole source contracts to multiple awardee contracts and GSA Schedules has resulted in the Company modifying its new business development efforts. The Company has been successful in this area with a number of contract wins in 1996 and the establishment of a comprehensive GSA schedule. However, while the Company has been successful in obtaining new contract vehicles, there can be no assurance that orders and revenue will result.

         In late 1996, the Company sold its Consulting Services Group for $31.6 million. The Company had determined that this Group was not a core part of its long term business strategy and that the sale would provide the Company with additional liquidity to fund operations and to invest in strategic business areas.

Item 2.  Properties

         The Company leases 191,000 square feet of space in Ashburn, Virginia for its corporate headquarters, integration facility, and primary service depot. This lease expires in March 2016, with a ten year extension available at the Company's option.

         The Company leases additional space for regional field engineering, contract work sites, training, and sales offices in 62 separate facilities located in 25 states, the District of Columbia, and Europe under various leases, each of which expires on different dates through February, 2000. The Company also owns two buildings and a warehouse in Amery, Wisconsin. One of these two owned buildings is currently being leased to another company.

Item 3.  Legal Proceedings

         A description of certain legal matters follows:

Rosecliff, Inc., et al v. C3, Inc., et al. (94 CIV. 9104)

         This case was filed in December, 1994 in the United States District Court for the Southern District of New York. Rosecliff, Inc. ("Rosecliff") is a merchant banking group with whom the Company had been negotiating an equity/subordinated debt private placement transaction. Upon termination of this transaction, Rosecliff filed a suit seeking payment of its expenses and $1 million for the violation of the "no-shop" provision in the Agreement. During 1996, the Company entered into a settlement agreement with Rosecliff and recorded an additional $355,000 of non-operating expense based on the provisions of the settlement. At December 31, 1996 all amounts related to the settlement were paid.

         The Company is a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of fiscal year 1996, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         No public market exists for the Company's Class A or B Common Stock. As of March 1, 1997, there were 84 holders of the Company's Class A Common Stock and 3 holders of the Company's Class B Common Stock.

Item 6.  Selected Financial Data

     The  following   should  be  read  in  connection  with  the   accompanying
information presented in Item 7 and Item 8 of this document.

                                                                        OPERATING RESULTS

                                                                    Year Ended December 31,
                                                                    -----------------------
                                             1996            1995           1994           1993           1992
                                             ----            ----           ----           ----           ----

                                                                    (amounts in thousands)
Sales                                      $188,895        $175,759        $150,676       $187,285      $200,606

(Loss) income from
  Continuing operations                      (9,816)            592         (11,838)         1,250        (1,577)

Discontinued Operations: (1)
   Income (loss) from
   discontinued operations                      500             423            (583)          (702)       (1,038)
   Gain on sale of
   Consulting Services                       11,524              --              --             --            --

Income (loss) before
   extraordinary items                        2,208           1,015         (12,421)           548        (2,615)

Extraordinary items                              --              --            (196)            --         4,316

Net income (loss)                             2,208           1,015         (12,617)           548         1,701


                                                                       FINANCIAL CONDITION

                                                                       As of December 31
                                                                       -----------------
                                             1996              1995          1994             1993         1992
                                             ----              ----          ----             ----         ----
                                                                    (amounts in thousands)

Total assets                               $110,064         $94,492         $86,872        $84,796       $97,277

Debt (2)                                     32,857          47,316          40,414         30,790        40,710

Capital lease obligations,
   long-term (3)                             12,537              --              --             --            --

Senior redeemable
   preferred stock                            4,828           4,494           4,192          3,922         3,653

Class B redeemable
   preferred stock                           11,087          10,252           9,497          8,822         8,149

Redeemable preferred
   stock                                     24,230          18,647          14,263         11,417         9,951

(1) See Note 2 to the Consolidated Financial Statements in Item 8 regarding the sale of TCS.

(2) See Note 5 to the Consolidated Financial Statements in Item 8 regarding debt obligations of the Company at December 31, 1996. Total debt obligations include amounts due under the senior credit facility and subordinated notes.

(3) See Note 9 to the Consolidated Financial Statements in Item 8 regarding the capital leases of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations General

         Over the last three years, the Company has invested significant resources into sales and marketing, development of certain software and hardware products, and into contract and Company infrastructure to support the contracts awarded to the Company. The Company's investment in the sales and marketing area has resulted in the Company's backlog growing from $328.4 million at December 31, 1994 to approximately $1.2 billion at December 31, 1996. Additionally, the Company has established a comprehensive offering of products and services on its GSA Schedule and has won a number of contracts in 1996 that provide additional growth opportunities. This investment has also allowed the Company to win all of its significant contract rebids.

         The Company's investment in new software and hardware products is providing the Company with an expanded product line that offers its customers unique value added solutions to their computing and information gathering and analysis problems. The investment in software products is primarily through enterWorks, and is focused on data integration and information processing (workflow). Its investment in hardware products is through its Systems Integration Group and is focused on portable and ruggedized computers.

         While 1996 was a difficult year from an operational perspective due to the Federal government budget impasse in early 1996, the Company continued to invest in contract and Company infrastructure to support a number of contracts awarded in late 1995. This investment included additional personnel in program and contract management and in sales and marketing. The Company also moved to a larger headquarters and system integration facility in 1996 which resulted in increased rent expense and other costs associated with the move. The Company continually evaluates its cost structure and in the fourth quarter implemented a cost reduction plan focused on indirect costs and personnel.

         Late in 1996 the Company sold the net assets of its consulting services division for $31.6 million. See the discussions included in the "Results of Operations" and "Liquidity and Capital Resources" sections below.

Revenue by Contract Type

         Approximately 86.4% of the Company's total revenues in 1996 were attributable to contracts with federal, state, and local governments, including 84.8% attributable to the Federal government. The Company's revenues are generated from various contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has minimal long-term fixed price development contracts. The Company's firm fixed price contracts represent either contracts for the purchase of computer equipment at established contract prices or contracts for maintenance of computer hardware. A significant portion of the Company's revenue is from time and material and cost reimbursable contracts, which generally allow the pass-through of allowable costs plus a profit margin. For the year ended December 31, 1996, revenue by contract type was as follows: time and material, 28.2%; firm fixed price, 45.1%; cost reimbursable, 19.5%; fixed monthly rate, 6.7%; and other, 0.5%. While the Company has not experienced any significant recent terminations or renegotiations, government contracts may be terminated or renegotiated at any time at the convenience of the government.

Statement of Income Data

         The following table sets forth certain consolidated financial data and related percentages for the periods indicated:


                                                                    Year Ended December 31
                                                                    ----------------------

                                                     1996                     1995                     1994
                                                     ----                     ----                     ----
                                                                  (dollar amounts in thousands)
Sales                                        $188,895    100.0%       $175,759     100.0%       $150,676   100.0%

Cost of sales                                 168,281     89.1         145,522      82.8         127,218    84.4
Selling, general and
   administrative expenses                     29,055     15.4          23,262      13.2          25,321    16.8
Goodwill amortization                           1,001      0.5           1,950       1.1           2,701     1.8
                                               ------     ----           -----      ----          ------    ----

   Operating (loss) income                     (9,442)    (5.0)          5,025       2.9          (4,564)   (3.0)

Interest expense                               (5,668)    (3.0)         (4,385)     (2.5)         (3,029)   (2.0)
Other (expense) income                           (445)    (0.2)             27        --          (5,458)   (3.6)
                                               -------     ---           -----       ---           -----     ---
(Loss) income before taxes
   and minority interest                      (15,555)    (8.2)            667       0.4         (13,051)   (8.6)

Income tax (benefit) provision                 (5,739)    (3.0)             75        --          (1,213)   (0.8)
                                              -------      ---             ---       ----          -----     ---
(Loss) income from
   continuing operations                       (9,816)    (5.2)            592        0.4        (11,838)   (7.8)
Discontinued Operations:
  Income from discontinued
 operations                                       500      0.2             423        0.2           (583)   (0.4)
  Gain on sale of TCS                          11,524      6.1              --         --             --      --
Extraordinary item                                 --       --              --         --           (196)   (0.1)
                                                -----      ---           -----        ---         -------    ---
Net income (loss)                              $2,208      1.1%         $1,015        0.6%      $(12,617)   (8.3)%
                                                =====      ===           =====        ===         ======     ===

Financial Data By Market Segment

     With the sale of its Consulting Services Group, the Company operates in two market segments: systems and support services (the "Systems and Support Services Group"), which consists of enterWorks and software and hardware services; and the Systems Integration Group.

     Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

                                                                            Year Ended December 31
                                                                            ----------------------

                                                           1996                   1995                  1994
                                                           ----                   ----                  ----

                                                                       (dollar amounts in thousands)
Sales:
    Systems and Support Services                        $103,675                 $105,801              $111,357
    Systems Integration                                   85,220                   69,958                39,319
                                                         -------                  -------               -------
      Total                                             $188,895                 $175,759              $150,676
                                                         =======                  =======               =======

Gross Profit:
    Systems and Support Services                          12,192                  $15,122               $16,783
    Systems Integration                                    8,422                   15,115                 6,675
                                                          ------                   ------                ------
      Total                                              $20,614                  $30,237               $23,458
                                                          ======                   ======                ======

Gross Margin:

    Systems and Support Services                            11.8%                    14.3%                 15.1%
    Systems Integration                                      9.9%                    21.6%                 17.0%
      Total                                                 10.9%                    17.2%                 15.6%

Results of Operations

Years ended December 31, 1996 and 1995

         Sales increased $13.1 million, or 7.5%, from $175.8 million to $188.9 million for the year ended December 31, 1996 as compared to 1995. This increase was primarily attributable to the Systems Integration Group, which reported an increase in sales of $15.3 million for the year. This increase was offset by a decline in sales in the Systems and Support Services Group of $2.2 million for the year.

         The increase in the Systems Integration Group's revenue was due to increased order volume during the second half of 1996. Increased orders in systems integration were due to the Small Multi-user Computer II ("SMC-II") contract, as well as increased sales under the GSA Schedule and other contract vehicles.

         The revenue decline in the Systems and Support Services Group is primarily due to a decrease in hardware support revenue of $5.3 million from 1995 to 1996. This decline is a result of the continued migration from mainframe to network based computing as the servers and desktop computers generally provide lower maintenance revenue. Additionally, the hardware support area continues to experience a shift from fixed price contracts to time and material contracts which produce less predictable revenue streams. This decrease was offset by increases in enterWorks revenue of $800,000 and software support revenue of $2.3 million from 1995 to 1996. The enterWorks increase was attributable to expanded sales and marketing efforts of the subsidiaries' products and related consulting. The software support revenue increase is due to increased services under certain of the Company's large labor contracts.

         Based on the Company's backlog position and increased order flow in late 1996, 1997 should present significant opportunities for revenue growth and improved operational performance. However, there can be no assurance that such performance improvement will occur.

         Cost of sales increased by $22.8 million, or 15.6%, to $168.3 million in 1996, from $145.5 million in 1995. This increase is the result of the increase in sales for the period, changes in the revenue product mix, and increases in contract infrastructure costs. Revenue, particularly within Systems Integration, for 1996 included certain higher cost equipment and software as compared to 1995. This mix change was a result of new contracts, such as SMC-II, having increased sales of older technology equipment where the Company has higher costs as well as increased sales of new products developed by the Company that had higher manufacturing costs than anticipated. Additionally, within the Systems and Support Services Group, the Company experienced increased labor and material costs in the hardware support area. Cost of sales also increased due to higher allocated rent expense in 1996 as a result of the move to a new facility.

         Gross profit decreased by $9.6 million for the year to $20.6 million, from $30.2 million in the comparable 1995 period. The decrease in the period is primarily attributable to the cost of sales increases discussed above. The Company has recently undertaken a number of cost-cutting measures such as staff reduction and branch consolidation to increase its profitability. The Company's gross margin was 10.9% for the year ended December 31, 1996 as compared to 17.2% for the comparable period of 1995. The Company believes, although there can be no assurance, that its gross margin should improve in 1997.

         Selling, general, and administrative expense ("SG&A") increased for the year by approximately $5.8 million, to $29.1 million in 1996 from $23.3 million in 1995 for the comparable period. These increases were primarily due to an increase in sales and marketing investment in 1996 as compared to 1995, as well as an increased investment in infrastructure for contracts won in late 1995. Also, in 1996, based on a review of its operations and requirements, the Company had certain adjustments which increased SG&A by $1.6 million in the area of accounts receivable, loss contracts and other reserves. This coupled with certain 1995 adjustments, which reduced SG&A by $1.7 million in such areas as employee benefits and certain closure reserves, led to the increase in SG&A. For 1997, the Company believes that SG&A will decrease from 1996 due to indirect cost reductions resulting from its cost reduction efforts, the sale of its Consulting Services Group, and the absence of the one-time adjustments described above. However, there can be no assurance that SG&A expense will be less in 1997. SG&A as a percentage of sales increased to 15.4% for the year ended December 31, 1996 from 13.2% in the comparable 1995 period.

         Goodwill amortization expense was $1.0 million for the year ended December 31, 1996 compared to $2.0 million for the period ended December, 1995. The reduction in goodwill amortization is attributable to adjustments in the goodwill balance as a result of realization of acquired tax benefits resulting from the 1992 acquisition of Telos Corporation (California). Also, it declined due to the completion of the goodwill amortization associated with the 1989 leveraged buy out of the Company.

         Operating (loss) income decreased by $14.4 million to $(9.4) million in the year from $5.0 million in the comparable 1995 period as a result of the aforementioned decreases in gross profit and the increase in SG&A in 1996.

         Other non-operating expense was approximately $445,000 for the year ended December 31, 1996 compared to approximately $27,000 of other non-operating income in the comparable 1995 period. The expense in 1996 was attributable to an additional reserve to fully record the provision for the settlement of the Rosecliff case (see Item 3).

         Interest expense increased approximately $1,283,000 to $5.7 million for the year ended December 31, 1996 from $4.4 million in the comparable 1995 period. The variance is a result of the increase in the average outstanding balance of the senior credit facility for most of 1996, as well as the effect of the subordinated debt issued in 1995 being outstanding for the entire year. Also, as the Company is accounting for its new building lease as a capital lease, $600,000 of the increased interest expense relates to the building.
The Company believes its interest expense in 1997 will be less than the 1996 levels given its reduced senior credit facility balance and its anticipated 1997 operating performance. However, there can be no assurance that the reduction in interest expense will occur.

         For the year 1996, the Company had a combined Federal and state income tax provision of $1,154,000 including both continuing operations and discontinued operations. The Company, using SFAS 109 allocation methodology, recorded a benefit in continuing operations of $5.7 million. For the comparable period, the Company had a tax provision of $75,000.

         On December 27, 1996, the Company sold substantially all of the assets of its consulting division, Telos Consulting Services (TCS), to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. for approximately $31.6 million. The resulting gain from the sale of TCS of $11.5 million included a write-off of $6.9 million of goodwill allocated to the TCS operations and $6.3 million of income tax expense.

     The sale of Telos Consulting Services has been treated as a discontinued operation in accordance with APB Opinion Number 30 ("APB 30"). Pursuant to APB 30, the revenue, costs and expenses of TCS have been excluded from their respective captions in the Company's consolidated statements of income and the net results of these operations have been reported separately as "Income (loss) from discontinued operations." Included in the results of the discontinued operations is allocated interest expense of $1,475,000, $1,106,000 and $1,028,000 for 1996, 1995, and 1994, respectively. Interest has been allocated based on the net assets of the discontinued operations in relation to the Company's consolidated net assets plus non-specific debt. Additionally, goodwill amortization of $418,000, $420,000 and $477,000 for 1996, 1995 and 1994,
respectively, has been included in the results of the discontinued operations.

Years ended December 31, 1995 and 1994

         Sales increased $25.1 million, or 16.6%, from $150.7 million to $175.8 million for the year ended December 31, 1995 as compared to the same 1994 period. This increase was primarily attributable to the Systems Integration Group, which reported an increase in sales of $30.6 million for the year. This increase was offset by a decline in sales in the Systems and Support Services Group of $5.6 million for the year.

         The increase in the Systems Integration Group is due to increased order volume during the second half of 1995. Increased orders in systems integration were due to the INS contract, as well as increased sales in other business lines of the division.

         In the Systems and Support Services Group, software services sales experienced a decline of $3.8 million for the year ended December 31, 1995 as compared to the same period in 1994. These decreases in sales were due to declines in contract activity on existing contracts as well as certain contracts not being renewed during 1995.

         The revenue decline in this Group is also due to the hardware support division. The decline in revenue in this division is primarily due to lower warranty revenue resulting from the low 1994 system integration sales, lack of follow-on maintenance contracts after the end of the warranty period for certain of the TSI equipment previously sold and delayed starts on certain of the Group's recent contract awards. In addition, the Hardware support division is experiencing a shift in its business as its customers migrate from mainframe computing to distributed processing through personal computers and networks. Generally, maintenance services for distributed processing equipment generate a lower revenue stream as billing rates for maintaining personal computers are lower.

         Cost of sales increased by $18.3 million, or 14.4%, to $145.5 million in 1995, from $127.2 million in 1994. This increase is the result of the increase in sales for the period.

     Gross profit increased by $6.8 million for the year to $30.2 million, from $23.4 million in the comparable 1994 period. The increase in the period is primarily attributable to the higher sales volume previously discussed within the Systems Integration Group. These increases were offset by declines in gross profit for the Systems and Support Services Group, attributable primarily to start-up costs associated with recent contract awards as well as lower profit margins associated with maintaining distributed processing equipment. Also negatively impacting profit margins of the Group is the investment currently being made in certain international offices to support the Company's international efforts. The Group implemented a number of cost-cutting measures such as staff reduction and branch consolidation to increase its profitability. The Company's gross margin was 17.2% for the year ended December 31, 1995 as compared to 15.6% for the comparable period of 1994.

         Selling, general, and administrative expense ("SG&A") decreased for the year by approximately $2.0 million, to $23.3 million in 1995 from $25.3 million in 1994 for the comparable period. These decreases were primarily due to reduced expenses associated with research and development initiatives, lower contract rebid efforts in 1995 as compared to 1994, and reduced expenses in certain administrative cost areas. Also, in 1995, based on a review of its operations and requirements, the Company had certain one-time adjustments to previously recorded reserves which reduced SG&A by $1.7 million in such areas as employee benefits and certain closure reserves. SG&A as a percentage of sales decreased to 13.2% for the year ended December 31, 1995 from 16.8% in the comparable 1994 period.

         Goodwill amortization expense was $2.0 million for the year ended December 31, 1995 compared to $2.7 million for the period ended December, 1994. The reduction in goodwill amortization is attributable to the completion of the amortization of the goodwill created by the 1989 leveraged buyout of the Company. The Company continues to amortize the goodwill balance which resulted from the acquisition of Telos Corporation (California).

         Operating income (loss) increased by $9.6 million to $5.0 million in the year from ($4.6) million in the comparable 1994 period as a result of the aforementioned increases in sales and gross profit.

         Other non-operating income was approximately $27,000 for the year ended December 31, 1995 compared to approximately $5.5 million of other non-operating expense in the comparable 1994 period. The $5.5 million expense in 1994 was attributable to costs incurred from attempts to recapitalize the Company's balance sheet and refinance the Company's existing debt. It was also due to the write-off of the remaining asset value of a software license purchased from Sapien's International. (See the transaction costs section in Note 5 as well as the discussion of Sapiens International in Note 8 to the consolidated financial statements.)

         Interest expense increased approximately $1.4 million to $4.4 million for the year ended December 31, 1995 from $3.0 million in the comparable 1994 period. The variance is a result of the increase in the average outstanding balance of the senior credit facility and related interest rate, as well as an increase in the outstanding balance of the subordinated debt and related interest rate.


         The Company had an income tax provision of $75,000 for the year ended December 31, 1995 primarily due to state income taxes. For the comparable period of 1994, the Company had a tax benefit of $1.2 million.

Liquidity And Capital Resources

         For most of 1996, the Company experienced constrained liquidity. This lack of liquidity was caused by the Company's operating performance in 1996 as well as the Company's continued investment in enterWorks and in other strategic initiatives. The disappointing operating performance was in part due to the Federal government budget impasse and shut down that occurred in early 1996 which resulted in lower than anticipated order levels on certain equipment contracts that negatively impacted the Company for the first half of 1996. The Company also experienced lower gross margins on certain existing contracts as a result of changes in product mix and in customer buying patterns. Coupled with the above, the Company invested in contract support infrastructure for contracts awarded in late 1995 as well as sales, marketing and product development activities at enterWorks. The Company also incurred additional facility costs with the relocation of the Company's headquarters in 1996.

         The Company responded to its liquidity constraints by implementing an aggressive cash management program which reduced discretionary spending and obtained extended payment terms from certain of the Company's suppliers. The Company also instituted a cost reduction program during the fourth quarter of 1996 focused on reducing indirect spending and headcount. The Company has reduced indirect spending in late 1996 and in early 1997 although there can be no assurance that such cost savings can continue throughout 1997.

         The Company also completed a private financing of enterWorks subordinated debt in the third quarter of 1996. From its inception, the Company had internally funded its enterWorks investment of approximately $5.1 million. The proceeds of the debt offering, which brought in $3.2 million, was used for working capital requirements of the Company.

         Also, late in the fourth quarter of 1996, the Company sold its Consulting Services Group ("TCS") to COMSYS Technical Service, a wholly owned subsidiary of COREStaff for $31.6 million. The decision to sell TCS was based upon the determination that TCS was not core to the long term strategy of the Company as well as recognizing the need to improve the Company's liquidity. The proceeds from the sale are being used for working capital requirements and to fund other business areas and investments. The Company believes that the proceeds from the TCS sale have alleviated the short-term liquidity constraints. However, there can be no assurances that the improved liquidity will continue throughout 1997.

         For the year ended December 31, 1996, the Company used approximately $15.5 million of cash in operating activities. This use of cash in operations was primarily a result of the operating performance as well as increases in the accounts receivable and inventory balances after adjustment for non-cash items. With the sale of TCS, the Company generated $27.6 million of cash from investing activities. From a financing perspective, the Company used the cash generated by the TCS sale to reduce the senior credit facility. The Company also received $3.2 million from the issuance of enterWorks subordinated debt.

         At December 31, 1996, the Company had an outstanding balance of $15.4 million on its $45 million senior credit facility. The Facility is collateralized by certain assets of the Company (primarily inventory and accounts receivable) and the amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. At December 31, 1996, the Company, under its borrowing base formula, had $24 million of unused availability. The facility expires on July 1, 2000. Subsequent to December 31, 1996, the Company's bank entered into an agreement with the Company to refinance its $45 million Facility and extend the maturity date to July 1, 2000. Other terms and conditions of the Facility are similar to the Company's previous Facility.

         The Company continually evaluates its financing requirements to support its business base and anticipated growth. The Company anticipates that its current Facility will be adequate for 1997. However, should faster than anticipated growth occur, the Company believes that an expanded senior credit facility would be required through a multi-bank syndication arrangement.

         The Company is actively reviewing its financing requirements for enterWorks. While enterWorks issued $3.2 million of subordinated debt with warrants in 1996, the Company is continuing to fund the on-going product development, sales and marketing, and business activities of its subsidiary. The Company will continue to evaluate the necessity of bringing external capital to fully exploit this emerging market and to build the enterWorks business.

         The Company has a net deferred tax asset of $3.1 million at December 31, 1996. Management believes that the asset is fully realizable given the Company's existing backlog, projected future taxable income and potential tax planning strategies existing at December 31, 1996.


Capital Expenditures

         The Company believes that its business is generally not capital intensive. However, the Company did have higher property, plant and equipment expenditures in 1996 as a result of moving to a new headquarters and integration facility. In 1996, the Company entered into a twenty year lease for a building that provides significantly more integration and warehouse space and that will result in significant cost savings to the Company as it provides for reduced monthly lease payments compared to the costs incurred under the Company's previous leasing arrangement. The Company, as a part of the lease, received $1.3 million in cash from the landlord for tenant improvements and other building costs. At December 31, 1996, $231,000 of these funds remain and has been treated as restricted cash.

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

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Certain Factors That May Affect Future Results

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

         A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the timing and approval of the Federal government's fiscal year budget, business growth through obtaining new business and, once obtained, the Company's ability to successfully perform at a profit, the Company's ability to convert contract backlog to revenue, the Company's ability to secure adequate capital and financing to support continued business growth, and the risk of the Federal government terminating contracts with the Company. While the Company has not experienced contract terminations with the Federal government, the Federal government can terminate at its convenience. Should this occur, the Company's operating results could be adversely impacted.

         As a high percentage of the Company's revenue is derived from business with the Federal government, the Company's operating results could be adversely impacted should the Federal government not approve and implement its annual budget in a timely fashion.

         While the Company believes it has adequate financing to support its revenue base anticipated for 1997, the Company's growth depends upon its ability to obtain additional capital and financing sources. The Company continually reviews the requirements for additional financing. However, no assurance can be made on whether such financing, if necessary, can be obtained, or if available, that it will be available on acceptable terms.

Item 8.  Financial Statements and Supplementary Data


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Telos Corporation and Subsidiaries:                                                                       Page

Report of Independent Accountants - Coopers & Lybrand L.L.P...............................................17

Consolidated Statements of Income for the Years Ended
 December 31, 1996, December 31, 1995, and December 31, 1994..............................................18

Consolidated Balance Sheets as of December 31, 1996 and
    December 31, 1995.....................................................................................19-20

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996, December 31, 1995, and December 31, 1994...........................................21

Consolidated Statements of Stockholders' Investment (Deficit)
    for the Years Ended December 31, 1996, December 31, 1995,
    and December 31, 1994.................................................................................22

Notes to Consolidated Financial Statements................................................................23-37


                               INDEX TO SCHEDULES

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        Report of Independent Accountants






To the Board of Directors and Stockholders of Telos Corporation



We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' investment (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telos Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.














                                                       COOPERS & LYBRAND L.L.P.

McLean, VA
March 28, 1997






                                            TELOS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                  (amounts in thousands)

                                                                        Year Ended December 31,
                                                                        -----------------------

                                                         1996                   1995                   1994
                                                         ----                   ----                   ----
Sales
    Systems and Support Services                      $103,675                $105,801              $111,357
    Systems Integration                                 85,220                  69,958                39,319
                                                        ------                  ------                ------

                                                       188,895                 175,759               150,676
                                                       -------                 -------               -------
Costs and expenses
    Cost of Systems and
      Support Services                                  91,483                  90,679                94,574
    Cost of Systems Integration                         76,798                  54,843                32,644
    Selling, general and
      administrative expenses                           29,055                  23,262                25,321
    Goodwill amortization                                1,001                   1,950                 2,701
                                                         -----                 -------               -------

                                                       198,337                 170,734               155,240
                                                       -------                 -------               -------

Operating (Loss) income                                 (9,442)                  5,025                (4,564)

Other income (expenses)
    Non-operating (expense) income                        (445)                     27                (5,458)
    Interest expense                                    (5,668)                 (4,385)               (3,029)
                                                         -----                   -----                 -----

(Loss) income before taxes                             (15,555)                    667               (13,051)
Income tax (benefit) provision                          (5,739)                     75                (1,213)
                                                       --------                  -----               --------
(Loss) income from continuing
    operations                                          (9,816)                    592               (11,838)

Discontinued operations:
 Income (loss) from discontinued
    operations (net of income tax
    provision of $566 for 1996 and
    an income tax benefit of $70
    for 1994)                                              500                     423                  (583)

 Gain on sale of Consulting
    Services, (net of income tax
      provision of $6,327)                              11,524                      --                    --
                                                        ------                    ----                 -----

Income (loss) before
    extraordinary item                                   2,208                   1,015               (12,421)

Extraordinary item
    Loss from early debt
      retirement                                            --                      --                  (196)
                                                        ------                   -----                ------

Net income (loss)                                       $2,208                  $1,015              $(12,617)
                                                         =====                   =====                ======








The accompanying notes are an integral part of these consolidated financial statements.




                                        TELOS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (amounts in thousands)

                                                      ASSETS





                                                                                  December 31,
                                                                                  ------------
                                                                       1996                       1995
                                                                       ----                       ----

    Cash and cash equivalents
      (includes restricted cash of
      $231 at December 31, 1996)                                       $ 2,781                   $   735
    Accounts receivable, net                                            51,549                    44,112
    Inventories, net                                                    17,066                    15,877
    Deferred income taxes                                                1,643                     1,217
    Prepaid income taxes                                                   694                       320
    Other current assets                                                   230                       384
                                                                        ------                    ------

      Total current assets                                              73,963                    62,645
                                                                        ------                    ------

Property and equipment
    Land and building                                                      408                       408
    Furniture and equipment                                             20,174                    18,180
    Leasehold improvements                                               2,650                     2,683
    Property and equipment
      under capital leases                                              13,644                        --
                                                                        ------                    ------
                                                                        36,876                    21,271

    Accumulated depreciation                                           (20,390)                  (18,600)
                                                                        -------                   ------

      Total property and equipment                                      16,486                     2,671
                                                                        ------                    ------

Goodwill                                                                13,545                    22,814
Deferred income taxes                                                    1,468                     1,868
Other assets                                                             4,602                     4,494
                                                                       -------                    ------

                                                                      $110,064                   $94,492
                                                                       =======                    ======



















The accompanying notes are an integral part of these consolidated financial statements.



                                          TELOS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                (amounts in thousands)

                                       LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                                             December 31,
                                                                                             ------------
                                                                                    1996                      1995
                                                                                    ----                      ----
Current liabilities
   Accounts payable                                                                 $35,730                 $26,528
   Accrued compensation and benefits                                                 10,163                   8,804
   Unearned warranty revenue                                                          1,575                     699
   Current portion, capital lease obligations                                           357                      --
   Other current liabilities                                                          9,776                   6,253
                                                                                      -----                  ------

      Total current liabilities                                                      57,601                  42,284

Senior credit facility                                                               15,418                  32,312
Senior subordinated notes                                                            17,439                  15,004
Capital lease obligations                                                            12,537                      --
Other long-term liabilities                                                             154                   1,108
                                                                                     ------                  ------
      Total liabilities                                                             103,149                  90,708
                                                                                    -------                  ------

Commitments and contingencies
Preferred stock
    Senior redeemable preferred stock
      Series A-1, and A-2                                                             4,828                   4,494
    Class B Redeemable Preferred Stock par value $.01,
      7,500 shares authorized, issued and outstanding                                11,087                  10,252
    Redeemable preferred stock, $.01 par value,
      6,000,000 shares authorized, 3,595,586 shares
      issued, and outstanding $10.00 per share
      liquidation and redemption value                                               24,230                  18,647
                                                                                     ------                  ------
      Total preferred stock                                                          40,145                  33,393
                                                                                     ------                  ------

Stockholders' investment
   Class A common stock, no par value, 23,076,753                                        65                      65
     shares issued and outstanding
   Class B common stock, no par value, 4,037,628
    shares issued and outstanding                                                        13                      13
   Capital in excess of par                                                           4,048                   7,669
   Retained earnings (deficit)                                                      (37,356)                (37,356)
                                                                                     ------                  ------
     Total stockholders' investment (deficit)                                       (33,230)                (29,609)
                                                                                     ------                  ------

                                                                                   $110,064                 $94,492
                                                                                    =======                  ======















The accompanying notes are an integral part of these consolidated financial statements.


                                        TELOS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (amounts in thousands)

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                  1996         1995         1994
                                                                                  ----         ----         ----
Operating activities:
    Net income (loss)                                                           $ 2,208       $1,015     $(12,617)
    Adjustments to reconcile net income (loss)
      to cash provided by operating activities:
      Depreciation and amortization                                               3,058        3,376        4,289
      Gain on sale of TCS                                                       (17,176)          --           --
      Goodwill amortization                                                       1,418        2,370        3,178
      Amortization of discount on debt                                               78           17           68
      Non-cash interest expense                                                      --           --          410
      Provision for inventory obsolescence                                        1,008          312         (899)
      Provision for doubtful accounts receivable                                    647          103         (319)
      Loss from early repayment of debt                                              --           --          196
      Provision for loss on shutdown of division                                     --         (760)          --
      Provision for deferred income taxes                                           900           --           --
      Provision for employee benefits                                                --          974          600
      Provision for employee insurance                                               --         (891)          --
      Write-down of license investment                                               --           --        1,440
      Changes in assets and liabilities
        (Increase) in accounts receivable                                       (14,487)      (3,870)      (9,347)
        (Increase) in inventories                                                (2,364)      (8,582)      (1,124)
        (Increase) decrease in other assets                                      (2,076)       1,845         (751)
        Increase (decrease) in accounts payable and
        other current liabilities and noncurrent
        liabilities                                                              11,283       (2,342)       7,796
                                                                                 ------        -----     --------
        Cash (used in) operating activities                                     (15,503)      (6,433)      (7,080)
                                                                                 ------        -----        ------
Investing activities:
    Proceeds from sale of discontinued operations                                31,579           --           --
    Purchase of property and equipment                                           (2,558)      (1,013)      (1,226)
    Investment in joint venture                                                      --         (111)          --
    Investment in products                                                       (1,422)      (  569)      (1,354)
                                                                                  -----        -----        -----
        Cash provided by (used in) investing activities                          27,599       (1,693)      (2,580)
                                                                                 ------        -----        -----
Financing activities:
    (Repayment of) proceeds from senior
      credit facility                                                           (16,894)      (1,688)      11,185
    Proceeds from debt issuance                                                   3,278       14,373           --
    Increase in book overdrafts                                                   3,833        2,722           --
    Repayment of long-term debt                                                      --       (5,800)      (1,825)
    Debt issue costs                                                                 --       (1,187)          --
    Payments under capital leases                                                  (267)          --           --
    Issuance of Class A common stock                                                 --           --           (3)
                                                                                 ------       ------        ------
        Cash (used in) provided by  financing
        activities                                                              (10,050)       8,420        9,357
                                                                                 -------       -----        -----

    Increase (decrease) in cash and cash equivalents                              2,046          294         (303)
    Cash and cash equivalents at beginning of the
      period                                                                        735          441          744
                                                                                  -----        -----        -----
    Cash and cash equivalents at end of period                                   $2,781       $  735       $  441
                                                                                  =====        =====        =====
Supplemental  disclosures of cash flow information:
Cash paid during the period for:

    Interest                                                                     $5,760      $ 5,348       $3,697
                                                                                  =====        =====        =====
    Income taxes paid (refunded)                                                 $  187      $(2,155)     $(1,672)
                                                                                  =====        =====        =====
Supplemental schedule of non-cash investing activities:
    Assets under capital lease                                                  $13,154       $   --       $   --
                                                                                 ======        =====        =====
    Sapiens Settlement                                                           $   --       $   --       $3,735
                                                                                  =====        =====        =====

The accompanying notes are an integral part of these consolidated financial statements.


                                        TELOS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT (DEFICIT)
                                              (amounts in thousands)



                                                     Class A     Class B       Capital      Retained        Total
                                                      Common     Common       In Excess     Earnings     Stockholders'
                                                      Stock      Stock         of Par       (Deficit)   Investment (Deficit)
                                                      -----      -----         ------       ---------   --------------------

Balance as of December 31, 1993                         $65        $13        $15,479       $(24,739)      $(9,182)

Senior redeemable preferred stock dividend               --         --           (271)            --          (271)
Class B redeemable preferred stock dividend              --         --           (675)            --          (675)
Redeemable preferred stock dividend                      --         --         (1,805)            --        (1,805)
Redeemable preferred stock accretion                     --         --         (1,040)            --        (1,040)
Net loss for the year                                    --         --                       (12,617)      (12,617)
Retirement of employee stock                                        --             (3)            --            (3)
Issuance of Class A common stock                         --         --            410             --           410
                                                        ---        ---          -----         ------        ------

Balance December 31, 1994                                65         13         12,095        (37,356)      (25,183)
                                                         --         --         ------         ------        ------

Senior redeemable preferred stock dividend               --         --             --           (302)         (302)
Class B redeemable preferred stock dividend              --         --            (42)          (713)         (755)
Redeemable preferred stock dividend                      --         --         (3,236)            --        (3,236)
Redeemable preferred stock accretion                     --         --         (1,148)            --        (1,148)
Net income for the year                                  --         --             --          1,015         1,015
                                                         --         --          -----         ------        ------
Balance December 31, 1995                                65         13          7,669        (37,356)      (29,609)
                                                         --         --          -----         ------        ------


Senior redeemable preferred stock dividend               --         --             --           (334)         (334)
Class B redeemable preferred stock dividend              --         --             --           (835)         (835)
Redeemable preferred stock dividend                      --         --         (3,272)        (1,039)       (4,311)
enterWorks common stock warrants                         --         --            921             --           921
Redeemable preferred stock accretion                     --         --         (1,270)            --        (1,270)
Net income for the year                                  --         --             --          2,208         2,208
                                                         --         --          -----         ------        ------
Balance December 31, 1996                               $65        $13         $4,048       $(37,356)     $(33,230)
                                                         ==         ==          =====         ======        ======



























The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Note 1.       Summary of Significant Accounting Policies

Business and Organization

         Telos Corporation ("Telos" or the "Company") provides information and network technology products and services primarily to various agencies of the Federal Government . The Company also provides these services to state and local governments and the private sector. Services provided by the Company encompass the full life cycle of computer services including system specification and evaluation, hardware and software integration, deployment, installation, training, hardware maintenance and software sustainment. The Company has further enhanced its ability to deliver solutions to its customers by providing software and applications focused on emerging information and network technology markets such as data migration and integration, workflow and network security.

         The Company, founded in 1968, is incorporated under the laws of the State of Maryland.

Principles Of Consolidation

         The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., enterWorks.com and Telos International Corporation (collectively the "Company"). All significant inter-company transactions have been eliminated. The Company also has an investment in an international joint venture that is accounted for under the equity method of accounting.

Revenue Recognition

         The majority of the Company's sales are made directly or indirectly to the Federal government. A substantial portion of the Company's revenues are derived from time and materials and cost reimbursement contracts, under which revenue is recognized as services are performed and costs are incurred. The Company generally recognizes equipment revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized as such services are performed. Revenue from the licensing of software is recognized in accordance with AICPA SOP 91-1 "Software Revenue Recognition" whereby revenue is recognized when a noncancelable revenue agreement is in force, the product has been shipped and no significant obligations remain. Revenue generated from warranty service contracts is recognized ratably over the warranty service period. The Company records loss provisions for its contracts, if required, at the time such losses are identified.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash management program utilizes zero balance accounts.
Accordingly, all book overdraft balances have been reclassified to accounts payable.

Inventories

         Inventories are stated at the lower of cost or market, cost being determined primarily on the first-in, first-out method. Substantially all inventories consist of purchased hardware and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $1,414,000 and $1,508,000 at December 31, 1996 and 1995, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

         At December 31, 1996 and 1995 the Company's allowances for inventory obsolescence were $2,357,000 and $1,385,000, respectively. The components of the allowance for inventory obsolescence are set forth (in thousands):

                                                                              Additions
                                                             Balance          Charged to                         Balance
                                                            Beginning         Costs and                          at End
                                                            of Period          Expense     Deductions(1)        of Period
                                                            ---------          -------     -------------        ---------
   Year Ended December 31, 1996                               $1,385          $1,008         $   36              $2,357

   Year Ended December 31, 1995                               $1,078          $  312         $    5              $1,385

   Year Ended December 31, 1994                               $2,189          $ (899)        $  212              $1,078

  (1) Inventories written off.


Property and Equipment

         Property  and   equipment  is  recorded  at  cost.   Depreciation   and
amortization are provided for using the straight-line method over the estimated useful lives of the assets as follows:

         Buildings                                                   20   Years
         Machinery and equipment                                    3-7   Years
         Office furniture and fixtures                              5-7   Years
         Leasehold                                                Life of Lease

     Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the statement of income. Expenditures for repairs and maintenance are charged to operations as incurred.

     Depreciation and amortization expense related to property and equipment was $2,202,000, $1,862,000, and $2,463,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

Goodwill

         Goodwill of approximately $31.19 million resulted from the acquisition of Telos Corporation (California) in 1992 and has been assigned a useful life of twenty years. The twenty year life considered a number of factors including the Company's maintenance of long-term significant customer relationships for periods of up to twenty-seven years and its strong positions in the marketplace.

         The Company assesses the potential impairment and recoverability of goodwill on an annual basis and more frequently if factors dictate. Management forecasts are used to evaluate the recovery of goodwill through determining whether amortization of goodwill can be recovered through undiscounted operating cash flow (excluding goodwill amortization, interest expense, and non-recurring charges). If an impairment of goodwill appears to have occurred, impairment is measured based on projected discounted operating cash flow (excluding goodwill amortization, interest expense, and non-recurring charges) using a discount rate reflecting the Company's cost of funds. In addition, the Company may assess the net carrying amount of goodwill using internal and/or independent valuations of the Company.

     Accumulated amortization of goodwill for Telos Corporation (California) at December 31, 1996 and 1995 was $7,055,000 and $6,054,000, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates, that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The Company provides a valuation allowance that reduces deferred tax assets when it is "more likely than not" that portions of the deferred tax assets will not be realized.

401(k) Retirement Savings And Profit Sharing Plan

         The Company sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Additionally, the Company, on a discretionary basis, may contribute 1% of all eligible employee wages to the Plan regardless of whether the employee elected to participate in the Plan. This discretionary contribution was not made in 1996. Total Company contributions to the Plan for 1996, 1995 and 1994 were $1,679,000, $2,397,000, and $2,517,000, respectively.

Software Development Costs

         The Company expenses all research and development costs incurred in connection with software development projects until such software achieves technical feasibility. All costs thereafter are capitalized. The Company is amortizing such capitalized costs over the estimated product life of three years. The Company periodically evaluates the realizability of these capitalized costs through evaluation of anticipated revenue and gross margin as compared to current revenue and gross margin.

         Unamortized software costs at December 31, 1996 and 1995 were $1.5 million and $1.2 million, respectively. Amortization expense associated with these capitalized software costs was $351,000, $80,000 and zero in 1996, 1995, and 1994, respectively.

     During 1996, 1995, and 1994, respectively, the Company incurred $1.2 million, $1.4 million, and $1.9 million in research and development costs, respectively.

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


Reclassifications

         Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current period. (See
Note 2).

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 2.  Discontinued Operations

         On December 27, 1996, the Company sold substantially all of the assets of its consulting division, Telos Consulting Services (TCS), to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. for approximately $31.6 million. The resulting gain from the sale of TCS of $11.5 million included a write-off of $6.9 million of goodwill allocated to the TCS operations.

     The sale of Telos Consulting Services has been treated as a discontinued operation in accordance with APB Opinion Number 30 ("APB 30"). Pursuant to APB 30, the revenue, costs and expenses of TCS have been excluded from their respective captions in the Company's consolidated statements of income and the net results of these operations have been reported separately as "Income (loss) from discontinued operations." Included in the results of the discontinued operations is allocated interest expense of $1,475,000, $1,106,000 and $1,028,000 for 1996, 1995, and 1994, respectively. Interest has been allocated based on the net assets of the discontinued operations in relation to the Company's consolidated net assets plus non-specific debt. Additionally, goodwill amortization of $418,000, $420,000 and $477,000 for 1996, 1995 and 1994,
respectively, has been included in the results of the discontinued operations.

     TCS had revenue of $33.1 million, $27.1 million, and $24.4 million for 1996, 1995 and 1994, respectively.


Note 3.  Revenue and Accounts Receivable

         Revenue resulting from contracts and subcontracts with federal, state, and local governments accounted for 86.4%, 84.8% and 88.6%, of total revenue in the years ended December 31, 1996, 1995 and 1994, respectively. As the Company's primary customer is the Federal government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant.

         The components of accounts receivable are as follows (in thousands):


                                                                                       December 31,
                                                                                       ------------
                                                                                 1996               1995
                                                                                 ----               ----

    Billed accounts receivable                                                  $40,225             $30,286
                                                                                 ------              ------

    Amounts billable upon acceptance by customer                                 10,370               6,900
    Amounts currently billable                                                    1,879               7,650
                                                                                 ------               -----

                Total unbilled accounts receivable                               12,249              14,550
                                                                                 ------              ------

         Allowance for doubtful accounts                                           (925)               (724)
                                                                                 ------              ------
                                                                                $51,549             $44,112
                                                                                 ======              ======


         The provision for doubtful accounts was $694,000, $103,000, and $(319,000) for the years ended December 31, 1996, 1995 and 1994, respectively. Reductions to the allowance were primarily due to account receivable write-offs and other adjustments.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 4.  Income Taxes

         The provision (benefit) for income taxes include the following (in thousands):


                                                                      For The Year Ended December 31,
                                                                      -------------------------------
                                                              1996               1995               1994
                                                              ----               ----               ----
Current (benefit) provision
     Federal                                                 $(421)              $ --             $(3,017)
     State                                                      --                 75                (406)
                                                               ---                 --               -----

        Total current                                         (421)                75              (3,423)
                                                               ---                 --               -----

Deferred (benefit) provision
     Federal                                                (4,527)                --               1,881
     State                                                    (791)                --                 329
                                                              -----                --                ----


        Total deferred                                      (5,318)                 --              2,210
                                                            ------                  --              -----

        Total (benefit) provision                          $(5,739)                $75            $(1,213)
                                                            ======                  ==              =====



         The provisions for income taxes vary from the amount of income taxes determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:


                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                            1996                  1995              1994
                                                            ----                  ----              ----
Computed expected tax
     provision (benefit)                                   (34.0)%                34.0%             (34.0)%
Goodwill amortization                                        2.2                  99.4%               7.0%
State income taxes, net of
     federal tax benefit                                    (5.9)%                 5.9%              (5.9)%
Change in valuation allowance
     of deferred tax assets                                  0.2%               (136.2)%             (7.1)%
Limitation of net operating loss
 carryback                                                    --                    --               26.1%
Other                                                        0.6%                  8.1%               4.7%
                                                             ---                   ---               ----
                                                           (36.9)%                11.2%             ( 9.2)%
                                                           ======                 ====               ====


                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (in thousands):

                                                                                          December 31,
                                                                                          ------------
                                                                                   1996                1995
                                                                                   ----                ----
Deferred tax assets:
      Accounts receivable, principally due
        to allowance for doubtful accounts                                         $ 195              $  176
      Inventory valuation allowance and
        amortization                                                               1,091               1,500
      Accrued liabilities not currently
        deductible                                                                   716               1,412
      Accrued compensation                                                         1,425               2,486
      Deferred office rents and accrued
        sublease liabilities                                                         633                 498
      Property and equipment, principally due
        to differences in depreciation method                                      1,655               1,472
      Net operating loss carryforward                                              2,272               3,922
      Alternative minimum tax credit carryforward                                    573                 994
                                                                                  ------              ------
            Total gross deferred tax assets                                        8,560              12,460
            Less valuation allowance                                              (4,702)             (8,155)
                                                                                   -----               -----
            Net deferred tax assets                                                3,858               4,305
                                                                                   -----               -----

Deferred tax liabilities:
      Unbilled revenue, deferred for tax purposes                                   (747)             (1,166)
      Other                                                                           --                 (54)
                                                                                   -----               -----
            Total deferred tax liabilities                                          (747)             (1,220)
                                                                                   -----               -----
            Net deferred tax assets                                               $3,111              $3,085
                                                                                   =====               =====


         The net change in the valuation allowance was a decrease of $3,453,000 and $4,195,000 for 1996 and 1995, respectively. Included in the change in the valuation allowance were decreases of approximately $926,000 and $1,391,000 for 1996 and 1995, respectively, related to the reversal of temporary differences acquired from Telos Corporation (California). The reversals of the temporary differences related to the 1992 Telos Corporation acquisition reduce goodwill. The total tax benefits of future deductible temporary differences acquired in connection with the Telos Corporation acquisition were $6,097,000 at January 14, 1992. As of December 31, 1996, $623,000 of tax benefits remain and will reverse in future years.

         For the year ended December 31, 1996, the Company generated taxable income of $8,197,000 which was offset by the $13,886,000 net operating loss available for regular federal income tax purposes, resulting in $5,689,000 net operating loss available to offset future regular taxable income. Included in the $8,197,000 taxable income was a $25,000,000 taxable gain from the sale of the TCS division. Additionally, $3,135,000 of alternative minimum tax net operating loss carryforward is available to offset future alternative minimum taxable income. The net operating loss carryforward will begin expiring in the year 2011. The Company also has $573,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

         During 1995 the Company settled an Internal Revenue Service audit for the years 1987 through 1991. The audit resulted in the disallowance of certain costs that the Company had previously claimed. In 1996, due to tax legislation enacted in 1996 which allowed the deduction of certain costs previously disallowed during the audit, the Company filed amended returns claiming refunds of taxes previously paid and recorded a tax benefit of $421,000.

         At December 31, 1996, the Company has a $3.1 million deferred tax asset. The realization of this asset is dependent upon future income, which cannot be predicted with certainty, and on certain tax planning strategies that would result in taxable income. The Company believes that it is more likely than not that the Company will realize the net deferred tax asset recorded.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 5.  Debt Obligations

Senior Revolving Credit Facility

         At December 31, 1996, the Company has a $45 million Senior Revolving Credit Facility (the "Facility") with its bank which expires on July 1, 1997 and has an outstanding balance of $15.4 million. Borrowings under the facility are collateralized by certain assets of the Company (primarily accounts receivable and inventory), and the amount of borrowings fluctuate based on the underlying asset borrowing base as well as on the Company's working capital requirements. The Facility bears interest at 1.5% over the bank's base rate or 9.75% at December 31, 1996. The weighted average interest rate on the outstanding borrowings under the facility was 10.45% for the year ended December 31, 1996 compared with 9.32% for the year ended December 31, 1995. At December 31, 1996, the Company had approximately $24 million of availability under the Facility.

         Subsequent to December 31, 1996, the Company's bank has agreed to refinance the Facility. Under the agreement, the Facility will remain at $45 million with terms and conditions similar to the Company's previous Facility with an expiration date of July 1, 2000.

Senior Subordinated Notes

         At December 31, 1996 the Company had a $675,000 Senior Subordinated Note, Series A with a balance of $651,000 outstanding with John R. Porter, the Company's principal common shareholder. The Note had an interest rate per annum of 11.875% from January 1 through January 14, 1995, then increased to 14% per annum from January 15, 1995 through January 14, 1997, and increases to 17% thereafter. Interest is payable in semi-annual installments on June 30 and December 31 of each year. The note is collateralized by certain assets of the Company. The note was issued in 1992 and matures on January 14, 2002. The Company retired this note in March 1997.

         In 1995 the Company retired the Series B-1 an B-2 Senior Subordinated Notes and related accrued interest and fees for $6.5 million. The funds to pay Union de Banques Suisses, the noteholder, were provided by certain of the
Company's common shareholders. The shareholders were issued $6.5 million Subordinated Bridge Notes in exchange for these funds. On October 13, 1995, the Company issued to these shareholders $14.4 million of Senior Subordinated Notes ("Notes") which included shareholder fees related to the debt issuance, in exchange for the $6.5 million Subordinated Bridge Notes, as well as the transfer to the Company of certain shareholders' deposits of $7 million held with the Company's bank which the Company had used for additional borrowing capacity. The Notes are classified as either Series B or Series C. Series B Notes, which total $6.5 million and replace the retired Senior Subordinated Notes, are collateralized by fixed assets of the Company. Series C Notes which total $7.9 million are unsecured.

         Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after occurrence of a triggering event. At December 31, 1996, the prepayment premium that would be due upon a triggering event is $2,483,000.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

enterWorks.com, Inc., Subordinated Notes

         During 1996, the Company completed a private financing whereby $3,277,960 of 8% subordinated debt of enterWorks, a wholly-owned subsidiary of the Company, was issued. Investors included certain Board of Director members, certain members of Company management and certain shareholders of the Company. The subordinated debt has a five year maturity with interest payable semi-annually beginning January 1, 1998. In connection with the debt, the Company issued 2,048,725 of warrants to purchase shares of enterWorks common stock. The warrants have an exercise price of one dollar and an exercise period of ten years. The Company has assigned a value to the warrants of $921,926 which has been included in capital in excess of par at December 31, 1996.

Transaction Costs

         In 1994, the Company attempted to recapitalize its balance sheet and refinance its existing debt. These transactions were not completed and accordingly, the Company recorded $4,205,000 of non-operating expenses for the cost of the failed transactions in December 1994. Included in the above amount are certain provisions for settlement with parties involved in the failed financing transaction. The Company has paid all costs associated with this transaction as of December 31, 1996.

Note 6.  Redeemable Preferred Stocks

Senior Redeemable Preferred Stock

         The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. Through June 30, 1995, the Series A-1 and Series A-2 carried a cumulative per annum dividend rate of 9% of their liquidation value of $1,000 per share. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125%, and increases again to 14.125% per annum thereafter. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. At December 31, 1996 and 1995 undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock totaled $1,828,000 and $1,494,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balance. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. Through December 31, 1996, there has been no available cash flow permitting mandatory redemption.

Class B Redeemable Preferred Stock

         The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. Through June 30, 1995, the Class B Redeemable Preferred Stock carried a cumulative per annum dividend rate of 9% of its liquidation value of $1,000 per share. From July 1, 1995 through June 30, 1997, the Class B Redeemable Preferred Stock has a cumulative dividend rate per annum equal to 11.125% and increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the Class B Redeemable Preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At December 31, 1996 and 1995 undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock totaled $3,587,000 and $2,752,000, respectively, and have been accrued and are included in the Class B Redeemable Preferred Stock balance.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

         Redemption of the stock may occur after payment in full of the principal and interest amount due on the senior subordinated notes, and the redemption of the Series A-1 and A-2 Preferred Stock. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. Through December 31, 1996, there has been no available cash flow permitting mandatory redemption.

12% Cumulative Exchangeable Redeemable Preferred Stock

         The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 1996 and 1995 was $1,270,000 and $1,148,000, respectively.

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

         The Public Preferred Stock accrues a semi-annual dividend at an annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock are paid at the rate of
0.06 of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $6,471,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Note 7.       Stockholders' Investment and Stock Options

Common Stock

         At December 31, 1996 and 1995, common stock consists of 50,000,000 shares authorized and 23,076,753 shares issued and outstanding of Class A common stock; and 5,000,000 shares authorized and 4,037,628 shares issued and outstanding of Class B common stock. The common stock has no par value and an aggregate capital value for all shares of $77,500.

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

Stock Warrants

         The Company issued the Class B Preferred Stock shareholder common stock warrants to purchase up to 3,150,468 shares of Class A common stock of the Company in 1992. The stock warrant was valued at $1,109,000 and such amount was shown as an increase in Capital in Excess of Par. The warrant was initially exercisable to purchase up to 1,181,425 shares at any time. The warrant increased by 656,348 shares on June 30, 1993 and July 1, 1994 and by 656,347 shares on July 1, 1995. Through December 31, 1996, 1,837,773 shares of Class A Common Stock has been purchased under the warrant. The price per share at which shares have been purchased and are purchasable upon the exercise of the warrant is $.0025.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

         In 1994, Mr. John Porter, the Company's majority common stock shareholder, deposited $3 million with the Company's bank to provide the Company with increased borrowing capability under its senior credit facility (see Note
5). In exchange, Porter was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Porter a warrant to acquire 7,228,916 shares of the Company's Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company's common stock at the issuance date. The warrant is fully exercisable and has a term of ten years from the date of issue.

Stock Options

Long-Term Incentive Compensation Plans

         The Company has granted stock options to certain employees of the Company under three plans. The Long-Term Incentive Compensation Plan was adopted in 1990 ("1990 Stock Option Plan") and had option grants under it through 1993. In 1993, stock option plan agreements were reached with certain employees. In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan. The Company also approved an enterWorks stock option plan during 1996.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in late 1995 and introduced a fair value based method of accounting for stock-based compensation. While the expense recognition provision of SFAS 123 is optional, pro-forma disclosure of the effect on net income as if the Company had adopted the cost measurement aspects of SFAS 123 are presented below.

1990 Stock Option Plan

         Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company's Class A common stock are available for issuance under options granted by the Plan Administrator, who is appointed by the Board of Directors, to key employees, including officers and directors. The option price of $1.42 per share, determined by the Board of Directors, is not less than the fair market value at the date of the grant and the options are generally exercisable over a four year period. Additional information as to options is as follows (amounts in thousands, except per share data):

                                                                           Options
                                                                                         Option price
                                                            Outstanding                   per share
                                                            ---------------------------------------
Balance, December 31, 1993                                      683                        $1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (57)                        1.42
                                                               -----                        ----
Balance, December 31, 1994                                      626                         1.42

    Granted                                                      --                            --
    Exercised                                                    --                           --
    Canceled                                                    (28)                        1.42
                                                               -----                        ----
Balance, December 31, 1995                                      598                         1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (13)                        1.42
                                                                ---                         ----
Balance, December 31, 1996                                      585                        $1.42

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1996 Stock Option Plan

         The 1996 Stock Option Plan allows for the award of up to 6,644,974 shares of common stock at an exercise price of not lower than fair market value. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock option may be exercised over a ten year period subject to the vesting requirements.

         During 1996, the Company granted 4,439,265 of stock options at a weighted average exercise price of $.95 a share. At December 31, 1996, 887,853 stock options were exercisable.

     Had the Company recorded compensation cost consistent with SFAS 123 methodology, pro forma net income for 1996 would have been $2,076,000.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

               Executed dividend yield                            0%
               Expected stock price volatility                    0%
               Risk free interest rate                            6.66%
               Expected life of options                           6 years

Other Option Plans

         In 1993, stock option plan agreements were reached to provide Mr. John Wood, CEO and President, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company's Class A Common Stock from the Company at $.50 per share. Under the terms of the agreements 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $.82 per share at the measurement date of the stock option. Mr. Beninati's agreement was canceled in 1996 and the shares now available will be administered under the same terms as the 1996 stock option plan.

1996 enterWorks Option Plan

         enterWorks, a wholly-owned subsidiary, implemented an option plan that allows for the award of up to 5,000,000 shares of common stock at an exercise price of not lower than fair market value. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock option may be exercised over a ten year period subject to the vesting requirements.

     During 1996, the Company granted 2,694,000 of stock options at exercise prices of $.12 and $.77 a share. At December 31, 1996, 583,800 stock options were exercisable.
         Had the Company recorded compensation cost consistent with SFAS 123 methodology, net income would not have materially changed.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                Executed dividend yield                            0%
                Expected stock price volatility                    0%
                Risk free interest rate                            6.73%
                Expected life of options                           6 years

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 8.     Agreement with Sapiens International

         In 1993, the Company entered into a series of agreements (the "Sapiens Agreements") with Sapiens, the developers of certain commercial user interface software, for certain exclusive marketing and distribution rights on certain Sapiens software. In 1994, the Company restructured these agreements and recorded a provision of approximately $1.4 million to fully write-off the remaining asset value of the Systems Software license based on a reevaluation of its business plans.

Note 9.        Commitments and Contingencies

Leases

         The Company leases office space and equipment under non-cancelable operating and capital leases with variable expiration dates, some of which contain renewal options.

         In 1996, the Company entered into a twenty year capital lease with annual payments of $1,447,000 commencing March 1, 1996 for a building that serves as its corporate headquarters. The building provides significant additional manufacturing and integration space. The Company has accounted for this transaction as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.3 million. Under the terms of the lease, the landlord furnished the Company with $1.3 million to fund tenant improvements and other building costs of which the Company has utilized approximately $1,069,000 for such purposes as of December 31, 1996 with the remaining balance of $231,000 recorded as restricted cash. The Company's move to its new facilities was substantially completed in July 1996. The Company's former headquarters facility was leased with a lease expiration date of March 31, 1997. In 1996, the Company recorded $781,000 of additional expense for the remaining lease obligation of its former headquarters facility.

         The Company also has certain equipment leases that are recorded as capital leases. Such equipment totals approximately $600,000. The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996 (in thousands):


                                                    Real
                                                   Estate        Equipment         Total


         1997                                        $1,447           $215          $1,662
         1998                                         1,447            197           1,644
         1999                                         1,447            132           1,579
         2000                                         1,447             99           1,546
         2001                                         1,447             44           1,491
         Remainder                                   20,499             --          20,499
                                                     ------            ---          ------

         Total minimum obligations                   27,734            687          28,421
         Less interest                               15,404            123          15,527
                                                     ------            ---          ------

         Present value of net
             minimum obligations                     12,330            564          12,894
         Less current portion                           225            132             357
                                                    -------            ---          ------

         Long term obligations at
             December 31, 1996                      $12,105           $432         $12,537

         Accumulated amortization for assets under capital leases at December 31, 1996 is $397,000.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

         Future minimum lease payments for all non-cancellable operating leases at December 31, 1996 are as follows (in thousands):

         1997                                        $3,379
         1998                                         2,323
         1999                                         1,834
         2000                                         1,151
         2001                                           449
                                                      -----

         Total minimum lease payments                 9,136
         Less total minimum
             sublease rentals                           331
                                                        ---
         Net minimum lease payments                  $8,805
                                                     ======

         Rent expense charged to operations for 1996, 1995, and 1994 totaled $4,804,000, $4,349,000, and $5,178,000, respectively.

Legal

         A description of certain legal matters follows:

Rosecliff, Inc., et al v. C3, Inc., et al. (94 CIV. 9104)

         This case was filed in December, 1994 in the United States District Court for the Southern District of New York. Rosecliff, Inc. ("Rosecliff") is a merchant banking group with whom the Company had been negotiating an equity/subordinated debt private placement transaction. Upon termination of this transaction, Rosecliff filed a suit seeking payment of its expenses and $1 million for the violation of the "no-shop" provision in the Agreement. During 1996, the Company entered into a settlement agreement with Rosecliff and recorded an additional $355,000 of non-operating expense to fully record the provisions of the settlement. At December 31, 1996 all amounts related to the settlement were fully paid.

         The Company is a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.


Note 10.  Related Parties

     Mr. John B. Wood became an employee of the Company in 1992 and serves as President, Chief Executive Officer and Director, respectively.

     Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company is paying him $165,000 annually subject to a three year employment agreement that began in 1995. Mr. Beninati resigned from the Board in 1996.

     In 1996, the Company paid previously accrued advisory fees of $525,000 to the firm Beninati and Wood, Inc.

     Mr. John R. Porter, the majority common stock shareholder, has a consulting agreement with the Company whereby he will be compensated $200,000 a year for specified services. Accordingly, the Company has accrued $200,000 at December 31, 1996 for this agreement.

     Mr. Byers, a Director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers receives $8,000 a month for his services, and receives an additional $500 per day for overseas travel undertaken on behalf of the Company. Mr. Byers was compensated $184,300 and $121,500 for 1996 and 1995, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 11. Business Segments

         In 1996, the Company reviewed and changed its organizational structure to more efficiently support customer needs and address changing market conditions. As a result of these organizational changes, the Company's business segment disclosure has been modified to reflect the systems integration division as one business segment ("Systems Integration") and the consolidation of software and hardware support services into one business segment ("Systems and Support Services"). The Company has restated its segment disclosure information for 1995 and 1994 consistent with its revised organization. The Company has excluded the Consulting Group from the revenue and operating income segment disclosures as this group was sold in December 1996 and has been treated as a disposal of a segment of a business under APB 30 (Note 2).

              The Systems and Support Services Group consists of software and trademark services. This group provides turnkey system solutions, supports clients through software, hardware and systems engineering services, facilities management, training, post-implementation technical services and third party computer hardware maintenance.

         The Systems and Integration Group provides computer hardware and software integration services with a primary focus on network based computing.

                       TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

         Selected financial information for the Company's business segments is presented below (in thousands). For a description of the accounting policies related to this information see Note 1.

                                                                  For the Year Ended December 31,
                                                          1996                 1995                 1994
                                                       ----------------------------------------------------
Operating Revenues(1)
      Systems and Support Services                     $103,675              $105,801             $111,357
      Systems Integration                                85,220                69,958               39,319
                                                        -------               -------               ------
      Total Revenues                                    188,895              $175,759             $150,676
                                                        =======               =======              =======

Operating (Loss) Income
      Systems and Support Services                      $(4,081)               $1,955              $   663
      Systems Integration                                (5,361)                3,070               (5,227)
                                                          -----                 -----                -----
      Total Operating (Loss) Income                     $(9,442)               $5,025              $(4,564)
                                                          =====                 =====               ======

Identifiable Assets (2)
      Systems and Support Services                      $58,259               $47,436              $47,343
      Systems Integration                                27,885                27,282               19,858
      Corporate (3)                                      23,920                 7,665                7,098
                                                       --------                 -----                -----
      Total Consolidated Assets                        $110,064               $82,383              $74,299
                                                        =======                ======               ======

Depreciation and Amortization (4)
      Systems and Support Services                       $1,919                $2,531               $3,533
      Systems Integration                                   949                 1,885                2,395
      Corporate                                           1,126                   853                  975
                                                          -----                 -----                -----
      Total Depreciation
        and Amortization                                 $3,994                $5,269               $6,903
                                                          =====                 =====                =====

Capital Expenditures (5)
      Systems and Support Services                       $  704                  $294               $  186
      Systems Integration                                 1,087                   311                  463
      Corporate                                             656                   348                  547
                                                          -----                 -----                -----
      Total Capital Expenditures                         $2,447                  $953               $1,196
                                                          =====                   ===                =====

(1)    Revenues between segments are not material.

(2) The identifiable assets above are net of the TCS assets in 1995 and 1994 of $12,109 and $12,573, respectively.

(3) Corporate assets are principally property and equipment, cash, and other assets. Goodwill and related amortization from the acquisitions of C3 and Telos Corporation has been allocated to their respective industry segments.

(4)  The  depreciation   and  amortization   disclosure  above  is  net  of  TCS
     depreciation and amortization of $482, $478, and $564 for 1996, 1995 and 1994, respectively.

(5) The capital expenditure disclosure above is net of TCS capital expenditures of $111, $60, and $30 for 1996, 1995 and 1994, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Dr. Fred Charles Ikle', Chairman of the Board

     Dr. Ikle' (age 72) was elected to the Company's Board of Directors on January 31, 1994 and was elected Chairman of the Board in January 1995. He is Chairman of Conservation Management Corporation and Director of the Zurich-American Insurance Companies. Dr. Ikle' is also a Director of the National Endowment for Democracy and a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Ikle' served as Under Secretary of Defense for Policy.

John B. Wood, Director, President and Chief Executive Officer

     Mr. Wood (age 33) was elected President and Chief Executive Officer on February 16, 1994. Mr. Wood was appointed Chief Operating Officer on October 8, 1993 after serving as Executive Vice President from May of 1992. He was elected to the Board of Directors on May 13, 1992. Mr. Wood joined the Company on February 13, 1992. Prior to joining the Company, Mr. Wood was a founder of Beninati & Wood, Inc., an investment banking firm which had provided services to the Company.

Joseph P. Beninati, Director

     Mr. Beninati (age 33), resigned from the Board of Directors in October 1996. Previously, Mr. Beninati had served as the Company's Chairman from 1994 to 1995.

Dr. Stephen D. Bryen, Director

     Dr. Stephen Bryen (54) was elected to the Company's Board of Directors on January 31, 1994. He is currently President of Delta Tech, a high technology consulting and government relations firm. Delta Tech specializes in U.S. and foreign high technology issues. Concurrently, Dr. Bryen is President of Secured Communications Technology, Inc. a developer of computer security software. Dr. Bryen serves as a Security Board Member of the Space Systems/Loral Corporation of Palo Alto, California which develops and manufactures civilian and military satellites for telecommunications, television, weather forecasting, mapping, scientific measurement and other tasks. Dr. Bryen is a board member of Greenray/CMAC Industries, based in Mechanicsburg, Pennsylvania. Greenray/CMAC makes high technology quartz crystals used in various defense and civilian electronics applications. From 1981 to 1988 Dr. Bryen served as Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded.

Norman P. Byers, Director

     Mr. Byers (age 50) was elected to the Board of Directors on January 31, 1994. He has been president of International Strategies Limited, a Washington, DC international business consulting firm since November, 1993. Before that appointment, he had served as the vice president of the Beaconsfield Corporation, another local international business consulting firm. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

David S. Aldrich, Vice President, Corporate Development and Strategy

     Mr. Aldrich (age 37) joined the Company in September 1996 as Vice President, Corporate Development and Strategy. Prior to joining the Company, he was a partner in the Financial Advisory Services Group - Corporate Finance at Coopers & Lybrand LLP. Prior to joining Coopers & Lybrand LLP in 1991, Mr. Aldrich was Senior Vice President at Dean Witter Capital Corp., the merchant banking arm of Dean Witter Reynolds, Inc.

William L. Prieur Brownley, Vice President and General Counsel

     Mr. Brownley (age 40) joined the Company in April, 1991 and is responsible for the management of the Company's legal affairs. For the five years prior to joining the Company, he served as Assistant General Counsel and then as General Counsel at Infotechnology Inc., an investment company whose holdings included various companies in the communications industry.

Gerald D. Calhoun, Vice President, Human Resources, and Secretary, Telos Corporation

     Mr. Calhoun (age 47) joined the Company as Vice President, Human Resources, in August, 1989. Prior to joining the Company he served as Director, Risk and Financial Management of BDM International, a government contractor which provides consulting services, Vice President, Human Resources of Halifax Corp. a government contractor providing technical services and third party computer maintenance, and as Director for the U.S. Department of Labor, Employment Standards Administration.

Mark W. Hester, President, Telos Field Engineering and Vice President, Telos Corporation

     Mr. Hester (age 44) joined Telos in 1979 and was appointed as President of Field Engineering in 1987. He is responsible for all new business activities and operations activities at 85 computer Field Service locations nationally as well as 6 overseas locations. Previously he has held progressive positions within Telos as a Field and Regional Manager of Operations and Vice President of Marketing. Mr. Hester received extensive training from IBM Corporation after a successful military commitment of nearly eight years.
Robert W. Lewis, President, enterWorks.com

     Mr. Lewis (age 35) has served as the President of enterWorks since its inception in 1996. Mr. Lewis' prior experience has been with Telos Corporation. From 1991 to 1995, he was Director, Business Development with responsibility for major customer development and technology integration.

Robert J. Marino, President, Telos Systems Integration and
Executive Vice President

         Mr. Marino (age 60) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to sales and marketing. On January 1, 1994, Mr. Marino was promoted to President of Telos Systems Integration, a position he currently holds. Prior to joining the Company in February, 1988, Mr. Marino held the position of Sr. Vice President of Sales and Marketing with Centel Federal Systems and M/A-COM Information Systems, both of which are U.S.
Government contractors.

Lorenzo Tellez, Chief Financial Officer, Treasurer, and Vice President

     Mr. Tellez (age 39) was appointed Chief Financial Officer of the Company in 1993 and Treasurer in 1994. He joined Telos Corporation (California) in 1989 where he was responsible for all financial and regulatory functions. Mr. Tellez is a Certified Public Accountant. Prior to joining Telos Corporation, Mr. Tellez served as a Senior Manager with Arthur Andersen & Company, a public accounting firm.

     Each of the directors and executive officers of the Company is a United States citizen.

Item. 11.  Executive Compensation

         Information is set forth in the Summary Compensation Table included on the following page with respect to all forms of compensation for service rendered in all capacities to the Company during the fiscal years ended December 31, 1996, 1995, and 1994, of the Chief Executive Officer and four other most highly paid executive officers during 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                        Long-Term Compensation
                                                Annual Compensation                          Awards         Payouts
Name                                                                Other      Restricted                LTIP      All
and                                                                Annual        Stock                   Pay-     Other
Principal                                                          Compen-      Award(s)    Options/     outs     Compen-
Position                          Year      Salary       Bonus     sation(1)      ($)      SARs(#)(2)     ($)    sation (3)
---------------------------------------------------------------------------------------------------------------------------
Gerald D. Calhoun                 1996    $165,970    $85,000     $ 6,000         --        130,000       --     $   --
(V.P., Human Resources,           1995     143,943     40,000       6,000         --             --       --      4,603
 & Secretary, Telos Corp.)        1994     119,595     65,657       6,000         --             --       --      3,520

Mark W. Hester                    1996     184,607     80,000       6,000         --        185,000       --      2,850
(President, Telos Field           1995     181,695     40,000       6,000         --             --       --      4,992
  Engineering, V.P.               1994     164,635     40,805       6,000         --             --       --      3,949
   Telos Corp.)

Robert J. Marino                  1996     182,310     90,000       6,000         --        212,500       --      4,750
(President, Telos Systems         1995     158,546     50,000       6,000         --             --       --      6,565
  Integration, Senior V.P,        1994     147,118     36,000       6,000         --             --       --      1,264
   Telos Corp.)

Lorenzo Tellez                    1996     188,269    145,000      15,000         --        465,000       --      4,750
(V.P., Treasurer, Chief           1995     166,624     50,000       6,000         --             --       --      6,846
  Financial Officer)              1994     157,014     56,000       6,000         --             --       --      4,620

John B. Wood                      1996     291,921         --      23,000         --      2,017,531       --      4,750
(President, Chief                 1995     234,990    325,000      24,000         --             --       --      7,029
Executive Officer)                1994     161,833         --      38,000         --             --       --      3,976

(1) Other annual compensation represents Director's Fees paid and automobile and living allowances provided to executives.
(2) Options granted are in both the Company's common stock as well as in enterWorks.com, inc. common stock.
(3) All other compensation represents Company contributions made on behalf of the executive officers to the Telos Corp. 401(k) Retirement Savings and Profit Sharing Plan.

Stock Option Grants

         The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 1996.

                                                                                               Potential Realizable
                                     Number of       % of                                         Value at Assumed
                                     Securities       Total                                     Rates of Stock Price
                                     Underlying     Options/     Exercise                        Appreciation for
  Name and Principal                Options/SARS      SARS        or Base    Expiration            Option Term
     Position                         Granted       Granted       Price         Date             5%             10%
     --------                         -------       -------       -----         ----             --             ---



Gerald D. Calhoun
(V.P., Human Resources
  & Secretary, Telos Corp.)
      Telos                           100,000          2.7%     $   .95      May 2006        $   93,000       $  151,000
      enterWorks                       30,000          1.3          .12      June 2006            2,400            5,700

Mark W. Hester
(President, Telos Field
  Engineering, V.P
   Telos Corp.)
      Telos                           150,000          4.0          .95      May 2006           139,500          226,500
      enterWorks                       35,000          1.5          .12      June 2006            2,800            6,650

Robert J. Marino
(President, Telos Systems
  Integration, Senior V.P,
   Telos Corp.)
           Telos                      167,500          4.5          .95      May 2006           155,775          252,925
           enterWorks                  45,000          1.9          .12      June 2006            3,600            8,550

Lorenzo Tellez
(V.P., Treasurer, Chief
  Financial Officer)
           Telos                      400,000         10.7          .95      May 2006           372,000          604,000
           enterWorks                  65,000          2.8          .12      June 2006            5,200           12,350

John B. Wood
(President, Chief
Executive Officer)
           Telos                    1,957,531         52.4          .95      May 2006         1,820,504        2,955,872
           enterWorks                  60,000          2.6          .12      June 2006            4,800           11,400


Management Stock Options

     The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 1996.

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

                                                                                              Value of
                                                                     Number of              Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs           Options/SARs
                                                                     at FY-End              at FY-End (1)(2)

                               Shares Acquired         Value         Exercisable/           Exercisable/
Name                             on Exercise         Realized        Unexercisable          Unexercisable
----                             -----------         --------        -------------          -------------


Gerald D. Calhoun                     --                  --         95,900/104,000          $5,100/20,400
(V.P. Human Resources,
  and Secretary, Telos Corp.)

Mark W. Hester                        --                  --         37,000/148,000           6,350/25,400
(President, Telos Field
 Engineering & V.P.
 Telos Corporation)

Robert J. Marino                      --                  --        207,400/170,000           7,860/31,440
(President, Telos Systems
  Integration, Senior V.P.,
    Telos Corp.)

Lorenzo Tellez                        --                  --         93,000/372,000          13,250/53,000
(V.P., Treasurer,
  Chief Financial Officer)

John B. Wood                          --                  --      1,244,057/1,473,933       396,928/116,756
(President, Chief Executive
 Officer)

(1) Based on an estimated fair market value of the Company's Class A common stock of $1.01 per share at December 31, 1996.
(2) Based on an estimated fair market value of enterWorks common stock of $0.77 per share at December 31, 1996.

Compensation of Directors

         During the fiscal year ended December 31, 1996, employee directors were paid a fee of $2,000 for each Board meeting attended. Outside directors Mr. Byers and Dr. Bryen were paid an annual fee of $25,000, and further compensated at a rate of $750 for each meeting in excess of four meetings a year. Chairman of the Board, Dr. Ikle', is paid $25,000 quarterly for his service on the Board. In addition, Mr. Byers receives $5,000 per annum for his service as Proxy Chairman. The compensation paid to the outside directors is paid pursuant to a proxy agreement between the Company, the Defense Investigative Service and certain of the Company shareholders.
  During the fiscal year ended December 31, 1996, no directors of the Company were awarded options.

Employment Contracts

     The Company is a party to agreements with certain of its executive officers. Mr. William Brownley, General Counsel, Mr. Gerald Calhoun, Vice President Human Resources, Mr. Mark Hester, President of Telos Field Engineering, Mr. Robert Marino, President of Telos Systems Integration, Mr. Lorenzo Tellez, Chief Financial Officer, and Mr. John Wood, Chief Executive Officer, have agreements with the Company which provide for a payment of two year's base salary then in effect if involuntarily terminated. Accordingly, Mr. Brownley, Calhoun, Hester, Marino, Tellez and Wood would receive, given their present salary levels, $150,000, $158,000, $175,000, $195,000, $195,000 and
$300,000, respectively. In addition, these executive officers' agreements provide for bonus payments should certain operating results be attained.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (1)                               (2)                                 (3)                      (4)
                                                                            Amount and Nature
                                      Name and Address                  of Beneficial Ownership         Percent of
      Title of Class                 of Beneficial Owner                  as of March 1, 1997              Class
      --------------                 -------------------                  -------------------              -----


   Class A Common Stock             John Porter                          23,030,718 shares(A)             75.99%
                                    15 Bernes St.
                                    London SW1W 9EA England

   Class A Common Stock             C3, Inc. 401(k) Plan and              3,658,536 shares                15.85%
                                    Telos Corporation Savings Plan
                                    c/o C3, Inc.
                                    19886 Ashburn Road
                                    Ashburn, Virginia 20147

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

   Class B Common Stock             F&C Nominees Limited                  3,143,358 shares                77.85%
                                    11 Devonshire Square
                                    London EC 2M 4YR England

   Class B Common Stock             Bank of Scotland (London)               815,700 shares                20.20%
                                    Nominees Limited
                                    11 Devonshire Square
                                    London EC 2M 4YR England

   Class A Common Stock             Gerald A. Calhoun                       108,293 shares (C)             0.47%
   Class A Common Stock             Mark W. Hester                           90,976 shares (C)             0.39%
   Class A Common Stock             Robert J. Marino                        320,452 shares (C)             1.38%
   Class A Common Stock             Lorenzo Tellez                          232,440 shares (C)             1.00%
   Class A Common Stock             John B. Wood                          1,091,965 shares (D)             4.52%
   Class A Common Stock             All Officers And Directors
                                    As A Group (8 persons)                1,934,907 shares (E)             7.86%

   12% Cumulative Exchangeable      Value Partners, Ltd.                    714,317 shares (F)            19.87%
   Redeemable Preferred Stock       2200 Ross Avenue, Ste 4660
                                    Dallas, TX  75201

   12% Cumulative Exchangeable      Fisher Ewing Partners                   714,317 shares (F)            19.87%
   Redeemable Preferred Stock       2200 Ross Avenue, Ste 4660
                                    Dallas, TX  75201

(A) Mr. Porter's holdings include 7,228,916 shares of Class A Common Stock purchasable upon exercise of a warrant.
(B) Union de Banques Suisses (Luxembourg) S.A. holdings include 1,312,695 shares of Class A Common Stock purchasable upon exercise of a warrant.
(C) Messrs. Calhoun, Hester, Marino, and Tellez hold options to acquire 89,900, 30,000, 198,400, and 80,000 shares of the Company's Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchaseable upon exercise of warrant and are exercisable within 60 days of March 1, 1997.
(D)  Mr. Wood owns no shares of  Common Stock,  however,  he  holds an option to
     acquire  1,091,965   shares  of  the  Company's   Class A   Common   Stock
     purchasable upon exercise of options.
(E) Under the Company's stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 1,532,265 shares of Class A Common Stock exercisable within 60 days after March 1, 1997.
(F) Value Partners Ltd. and Fisher Ewing Partners have filed jointly a Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 714,317 shares of the Public Preferred Stock held of record by the reporting persons collectively.

Item 13. Certain Relationships and Related Transactions

     Mr. John B. Wood became an employee of the Company in 1992 and serves as President, Chief Executive Officer and Director, respectively.

     Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company is paying him $165,000 annually subject to a three year employment agreement that began in 1995. Mr. Beninati resigned from the Board in 1996.

     In 1996, the Company paid previously accrued advisory fees of $525,000 to the firm Beninati and Wood, Inc.

     Mr. John R. Porter, the majority common shareholder, has a consulting agreement with the Company whereby he will be compensated $200,000 a year for specified services. Accordingly, the Company has accrued $200,000 at December 31, 1996 for this agreement.

     Mr. Byers, a Director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers receives $8,000 a month for his services, and receives an additional $500 per day for overseas travel undertaken on behalf of the Company. Mr. Byers was compensated $184,300 and $121,500 for 1996 and 1995, respectively.

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

(a)  3. Exhibits:

     Exhibits marked with (1*) are incorporated by reference to the Company's Registration Statement No. 2-84171 filed June 2, 1983. Exhibits marked with (3*) are incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1987. Exhibits marked with (4*) are incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1989. The registrant will furnish to stockholders acopy of other exhibits upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to the attention of Investor Relations at Telos Corporation, 19886 Ashburn Road, Ashburn, Virginia 20147-2358.

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

   10.74  1996 Stock Option Plan

   10.75  None

   10.76 Sixteenth Amendment to Credit Facility and Tenth Amended and Restated Promissory Note

   10.77  enterWorks.com 1996 Stock Option Plan

   10.78  Form of Series A Senior Subordinated Unsecured Note

   10.79  Form of enterWorks.com, inc. Capital Stock Purchase Series A Warrant

   10.80  Asset  Purchase  Agreement

   10.81  Amendment  No. 1 to Asset Purchase Agreement

   21     Schedule of Subsidiaries.

   27     Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TELOS CORPORATION

                                      By:  John B. Wood
                                           President and Chief Executive Officer

                                    Date:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the date indicated.

     Signature                     Title                              Date



/s/  Fred Charles Ikle'       Chairman of the                    March 28, 1997
-----------------------
Fred Charles Ikle'            Board of Directors



/s/  John B. Wood             President, Chief Executive
--------------------------
John B. Wood                  Officer & Director                 March 28, 1997
                              (Principal Executive Officer)



/s/  Stephen D. Bryen         Director                           March 28, 1997
------------------------
Stephen D. Bryen




/s/  Norman P. Byers           Director                          March 28, 1997
------------------------
 Norman P. Byers




/s/  Lorenzo Tellez            Chief Financial Officer           March 28, 1997
------------------------
Lorenzo Tellez                 (Principal Financial Officer
                               & Principal Accounting Officer)