Form 10-Q
period 1997-03-31
TELOS CORP
filed 1997-05-15
CIK 320121

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                 FORM 10-Q


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: March 31, 1997

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


As of May 2, 1997 the registrant had 23,076,753 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  12

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX




                        PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited):

     Condensed Consolidated Statements of Income for the Three Months Ended
       March 31, 1997 and 1996................................................3

     Condensed Consolidated Balance Sheets as of March 31, 1997
       and December 31, 1996..................................................4

     Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1997 and 1996..........................................5

     Notes to Condensed Consolidated Financial Statements...................6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................8-10


                           PART II.   OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities....................................11

Item 6.   Exhibits and Reports on Form 8-K...................................11

SIGNATURES...................................................................12

                         PART I - FINANCIAL INFORMATION
                       TELOS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                             (amounts in thousands)

                                                                     Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                   1997                  1996
                                                                   ----                  ----
Sales
    Systems and Support Services                                 $26,118               $26,232
    Systems Integration                                           28,227                13,931
                                                                  ------                ------

                                                                  54,345                40,163
Costs and expenses
    Cost of sales                                                 46,648                35,903
    Selling, general and
      administrative expenses                                      6,525                 6,051
    Goodwill amortization                                            225                   275
                                                                  ------                  ----

Operating income (loss)                                              947                (2,066)

Other income (expenses)
    Other income                                                      12                     3
    Interest expense                                              (1,760)               (1,200)
                                                                   -----                 -----

Loss before taxes                                                   (801)               (3,263)

Income tax provision                                                  --                    --
                                                                   -----                 -----

Loss from continuing operations                                    $(801)              $(3,263)

Discontinued operations:

    Loss from discontinued operations                                 --                  (131)
                                                                     ---                 -----

    Net loss                                                       $(801)              $(3,394)
                                                                     ===                 =====
















The accompanying notes are an integral part of these condensed consolidated financial statements.


                       TELOS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                             (amounts in thousands)


                                                       March 31, 1997               December 31, 1996
                                                       --------------               -----------------
Current assets
     Cash and cash equivalents,
       (including $56 and $1,121 of
         restricted cash, respectively)                   $   979                        $ 2,781
     Accounts receivable, net                              47,868                         51,549
     Inventories, net                                      14,421                         17,066
     Other current assets                                   3,533                          2,567
                                                            -----                         ------
         Total current assets                              66,801                         73,963

Property and equipment, net of
     accumulated depreciation of
     $20,802 and $20,390 respectively                      16,496                         16,486

Goodwill                                                   13,320                         13,545
Other assets                                                6,315                          6,070
                                                           ------                         ------

                                                         $102,932                       $110,064
                                                          =======                        =======

                                             LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                     $17,800                        $35,730
     Other current liabilities                             10,947                         11,708
     Accrued compensation and benefits                      7,527                         10,163
                                                           ------                         ------
         Total current liabilities                         36,274                         57,601

Senior credit facility                                     31,318                         15,418
Senior subordinated notes                                  16,819                         17,439
Capital lease obligation                                   12,386                         12,537
Other long-term liabilities                                    20                            154
                                                           ------                         ------
         Total liabilities                                 96,817                        103,149
                                                           ------                        -------

Redeemable preferred stocks
     Senior redeemable preferred stock                      4,910                          4,828
     Class B redeemable preferred stock                    11,293                         11,087
     Redeemable preferred stock                            24,578                         24,230
                                                           ------                         ------
         Total preferred stock                             40,781                         40,145
                                                           ------                         ------

Stockholders' investment
     Common stock                                              78                             78
     Capital in excess of par                               3,413                          4,048
     Retained earnings (deficit)                          (38,157)                       (37,356)
                                                           -------                        -------
         Total stockholders' investment                   (34,666)                       (33,230)
                                                           ------                         ------

                                                         $102,932                       $110,064
                                                          =======                        =======











The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      TELOS CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                            (amounts in thousands)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                         ---------------
                                                                                     1997              1996
                                                                                     ----              ----
Operating activities:
     Net loss                                                                     $  (801)           $(3,394)
     Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                989                787
         Goodwill amortization                                                        225                390
         Other non-cash items                                                         220                191
         Changes in assets and liabilities that
          (used) provided cash                                                    (16,459)             1,809
                                                                                   ------              -----
         Cash used in operating activities                                        (15,826)              (217)
                                                                                   ------                ---

Investing activities:
     Purchase of property and equipment                                              (553)              (643)
     Investment in products                                                          (563)              (119)
                                                                                    -----                ---
         Cash used in investing activities                                         (1,116)              (762)
                                                                                    -----                ---

Financing activities:
     Proceeds from senior credit facility                                          15,900              1,247
     Repayment of long-term debt                                                     (675)                --
     Payments under capital leases                                                    (85)                --
     Proceeds from capital lease transaction                                           --              1,121
                                                                                   ------              -----
         Cash provided by financing activities                                     15,140              2,368
                                                                                   ------              -----

(Decrease) increase in cash and cash equivalents                                   (1,802)             1,389
Cash and cash equivalents at beginning of period                                    2,781                735
                                                                                    -----               ----

Cash and cash equivalents at end of period                                         $  979             $2,124
                                                                                    =====              =====
























The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TELOS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., Telos International Corporation, and enterWorks.com, inc. (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     In December 1996, the Company sold substantially all of the assets of its consulting division, Telos Consulting Services (TCS), to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. for approximately $31.6 million. The sale of TCS was treated as a discontinued operation in accordance with APB Opinion Number 30. Accordingly, the results of operations for TCS included in the three month period ended March 31, 1996 have been reported separately as "loss from discontinued operations". Included in the results of the discontinued operations is allocated interest expense of $309,000 which has been allocated based on the net assets of the discontinued operations at March 31, 1996 in relation to the Company's consolidated net assets plus non-specific debt. Additionally, goodwill amortization of $115,000 has been included in the results of the discontinued operations.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.


Note 2.       Accounts Receivable

         The components of accounts receivable are as follows (in thousands):

                                        March 31, 1997       December 31, 1996
                                        --------------       -----------------
     Billed accounts receivable             $36,892               $40,225
     Unbilled accounts receivable            11,970                12,249
                                             ------                ------
                                             48,862                52,474
     Allowance for doubtful accounts           (994)                 (925)
                                            -------                 -----

                                            $47,868               $51,549
                                             ======                ======

                        TELOS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.       Debt Obligations

Senior Subordinated Note, Series A

     During the first quarter of 1997, the Company retired the $675,000 Senior Subordinated Note, Series A held by John R. Porter, the majority common shareholder.

Note 4.       Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. At March 31, 1997 and December 31, 1996 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock were accrued for financial reporting purposes in the amount of $1,910,000 and $1,828,000, respectively.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend payable semi-annually at June 30 and December
31. From July 1, 1995 through June 30, 1997, the dividend is calculated at a rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At March 31, 1997 and December 31, 1996 cumulative undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock were accrued for financial reporting purposes in the amount of $3,793,000 and $3,587,000 respectively.

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

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1996. Cumulative undeclared dividends as of December 31, 1996 accrued for financial reporting purposes totaled $10,421,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. The dividends payable on December 1, 1995 and for June 1 and December 1, 1996 of $6,471,000 were accrued on a cash basis.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     In the first three months of 1997, the Company had increased revenue and profitability as compared to 1996. The increased revenue resulted from increased order volume in the Systems Integration Group. The increase in profitability was attributable to the cost reductions and branch consolidation measures implemented by the Company in the last half of 1996. The profitability was also increased by a margin improvement due to a change in product mix on the Company's long term contracts.

     Total backlog from existing contracts was approximately $1.2 billion as of March 31, 1997 and December 31, 1996. As of March 31, 1997, the funded backlog of the Company totaled $126 million, an increase of $11 million from December 31, 1996. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering, Inc. ("TFE"), Telos
International Corporation ("TIC"), and enterWorks.com, inc. ("enterWorks"), ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three month periods ended March 31, 1997 and 1996 were as follows:

                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                   1997               1996
                                                   ----               ----
Sales                                             100.0%             100.0%
Cost of sales                                     (85.8)             (89.4)
SG&A expenses                                     (12.0)             (15.1)
Goodwill amortization                              (0.4)              (0.7)
                                                   -----              -----
Operating income (loss)                             1.8               (5.2)

Other income                                         --                 --
Interest expense                                   (3.2)              (3.0)
Income tax provision                                 --                 --
                                                   ----                ---
Loss from continuing operations                    (1.4)              (8.2)


Discontinued operations:
    Loss from discontinued operations                --               (0.3)
                                                    ---                ---

Net loss                                           (1.4)%             (8.5)%
                                                    ===                ===

Financial Data by Market Segment

     The Company operates in two market segments: systems and support services (the "Systems and Support Services Group"), which consists of enterWorks and hardware and software support services; and the Systems Integration Group.

     Sales, gross profit, and gross margin by market segment for the first quarter of 1997 and 1996 were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                     ---------
                                             1997                   1996
                                             ----                   ----
                                               (amounts in thousands)
Sales:
     Systems and Support Services          $26,118                 $26,232
     Systems Integration                    28,227                  13,931
                                            ------                  ------
         Total                             $54,345                 $40,163
                                            ======                  ======

Gross Profit:
     Systems and Support Services           $3,767                  $2,880
     Systems Integration                     3,930                   1,380
                                             -----                   -----
         Total                              $7,697                  $4,260
                                             =====                   =====

Gross Margin:
     Systems and Support Services             14.4%                   11.0%
     Systems Integration                      13.9%                    9.9%
         Total                                14.2%                   10.6%

     For the three month period ended March 31, 1997 sales increased by approximately $14.2 million, or 35.3%, to $54.3 million from $40.1 million for the comparable 1996 period. This increase for the three month period is due to the Systems Integration Group, which reported increased sales of $14.3 million. Offsetting this increase was decreased sales during the period by the Systems and Support Services Group of approximately $114,000.

     Systems Integration Group sales increased by $14.3 million during the first quarter of 1997 as compared to the first quarter of 1996 as a result of increased order volume on its Small Multiuser Computer II and Immigration Naturalization Service contracts, as well as increased sales in other business lines of the division.

     Within the Systems and Support Services Group, software services sales increased approximately $481,000 due to increased activity and head count under certain large labor contracts. The increase was offset by a $501,000 decrease in hardware support sales and a decrease in enterWorks sales of $94,000. The decrease in hardware support sales is due to the loss of certain follow-on work to existing contracts. The decline in hardware support revenue is also attributable to continued price competitiveness within the industry. The decrease in enterWorks sales is due to a decline in order volume for the quarter.

     Cost of sales increased by $10.7 million or 29.9% to $46.6 million during the three month period ended March 31, 1997, from $35.9 million in the comparable 1996 period. The increase in cost of sales resulted from the increase in sales for the period.

     Gross profit increased by $3.4 million in the first quarter of 1997 to $7.7 million from $4.3 million in the comparable 1996 period as a result of the matters discussed above. In addition, the Systems Integration Group experienced shifts in product mix on its large contracts which improved profit margins. The Systems and Support Services Group improved its gross margin by maximizing its efforts on profitable contracts and progressively reducing the number of less profitable contracts. The Group further enhanced its gross profit through cost reduction measures implemented in the fourth quarter of 1996. Total Company gross margins were 14.2% and 10.6% for the three month periods ended March 31, 1997 and 1996, respectively.

     Selling, general and administrative costs increased for the three month period by approximately $474,000 to $6.5 million in 1997 from $6.1 million in 1996. This increase is due to the Company's increased investment in research and development and sales and marketing for its enterWorks division. The increase was partially offset by indirect cost control measures implemented in late 1996. SG&A as a percentage of sales was 12.0% and 15.1% for the three month periods ended March 31, 1997 and 1996, respectively.

     Goodwill amortization expense was $225,000 for the three months ended March 31, 1997 compared to $275,000 for the period ended March 1996. The reduction in goodwill amortization is attributable to adjustments in the goodwill balance as a result of realization of acquired tax benefits resulting from the 1992 acquisition of Telos Corporation (California).

     Operating income increased by $3.0 million during the three months ended March 31, 1997 to $947,000 in operating profit. The Company had an operating loss of $2.1 million in the comparable period of 1996. The increase in operating profit resulted primarily from the aforementioned sales and gross profit increases.

     Interest expense increased by approximately $560,000 to $1.8 million during the three month period ended March 31, 1997, from $1.2 million in the comparable period of 1996. The increase is primarily attributed to an increase in the outstanding balance of the subordinated debt and related interest rate as well as interest recorded for capital lease payments for leases entered into after March 1996.

     The Company did not have a tax provision in either the three month period ended March 31, 1997 or 1996 as a result of the net operating losses.

Liquidity and Capital Resources

     For the three months ended March 31, 1997, the Company used $15.8 million of cash in its operating activities primarily as a result a significant reduction in trade accounts payable and other Company obligations. The use of cash was also a result of a significant investment by the Company in its enterWorks division. The Company funded its net loss and use of operating cash as well as its investing activities through increased borrowings under its term facility.

     As a result of the Company's sale of its TCS division for $31.6 million in December 1996, the Company's short-term liquidity constraints have improved. However, the Company continues to aggressively manage its cash and reduce its discretionary spending. The Company also continues to evaluate its cost reduction programs and its investment in enterWorks.

     At March 31, 1997, the Company had outstanding debt of $48.1 million, consisting of $31.3 million under the secured senior credit facility and $16.8 million in subordinated debt. Subsequent to December 31, 1996, the Company's bank entered into an agreement with the Company to refinance its $45 million Facility and extend the maturity date to July 1, 2000. The terms and conditions of the new facility are similar to the previous senior credit facility except for amendments made to certain of the financial and non financial covenants.

     The Company is not in compliance with certain financial covenants contained in the senior credit facility as of March 31, 1997. The Company's bank has waived such non compliance.

     The Company is actively reviewing its financing requirements for enterWorks, and continues to fund on-going product development, sales and marketing, and business activities of the subsidiary. The Company will continue to evaluate various financing alternatives to maintain the enterWorks operations.

     The Company anticipates that its current senior credit facility will be adequate for 1997. However, the Company continues to evaluate the funding requirements for the operational activities and investments of the Company, and will aggressively pursue additional financing alternatives if necessary.

                         PART II - OTHER INFORMATION


Item 3.       Defaults Upon Senior Securities

Senior and Class B Redeemable Preferred Stocks

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, and its Class B Redeemable Preferred Stock since their issuance. Total undeclared unpaid dividends, accrued for financial reporting purposes, are $1,910,000 for the Series A-1, A-2 Preferred stock and $3,793,000 for the Class B Preferred Stock at March 31, 1997.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, have been authorized for issuance. The Company had 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"), par value $.01 per share outstanding at March 31, 1997. The Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative.

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on the payment of dividends), all dividends thereafter are to be paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock are paid at the rate of
0.06 of a share of the Preferred Stock for each $.60 of such dividends not paid in cash.

     No dividends were declared or paid during fiscal years 1992 through 1996. Cumulative undeclared dividends as of December 31, 1996 accrued by the Company were $10,421,000. The Company has accrued these dividends for the periods although the Company is uncertain when or if these dividends will be declared or paid.


Item 6.       Exhibits and Reports on Form 8-K

       (a)  Exhibits:

                  27       Financial Data Schedule



       (b) Reports on Form 8-K: Registrant filed a Current Report on Form 8-K, dated January 10, 1997, in respect of the Registrant's selling its consulting division, Telos Consulting Services, on December 27, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      May 15, 1997                      TELOS CORPORATION


                                             /s/  Lorenzo Tellez
                                                  Lorenzo Tellez
                                                  (Principal Financial Officer &
                                                  Principal Accounting Officer)