Form 10-Q
period 1997-06-30
TELOS CORP
filed 1997-08-14
CIK 320121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES _X_   NO ____

As of August 1, 1997, the registrant had 23,076,753 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):   14

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX




                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements (Unaudited):

     Condensed Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 1997 and 1996 .......................................3

     Condensed Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996 ...............................................4

     Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1996..............................5

     Notes to Condensed Consolidated Financial Statements...................6-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................9-12


                           PART II. OTHER INFORMATION


Item 3.        Defaults Upon Senior Securities...............................13

Item 4.        Submission of Matters to a Vote of Security Holders...........13

Item 6.        Exhibits and Reports on Form 8-K..............................13

SIGNATURES...................................................................14



                                                PART I - FINANCIAL INFORMATION

                                              TELOS CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)
                                                   (amounts in thousands)


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                      ------------------------         ------------------------
                                                         1997            1996               1997          1996
                                                         ----            ----               ----          ----
Sales
    Systems and Support Services                       $33,182        $26,223            $59,300       $52,455
    Systems Integration                                 24,907         17,643             53,134        31,574
                                                        ------         ------             ------        ------
                                                        58,089         43,866            112,434        84,029
Costs and expenses
    Cost of sales                                       48,511         38,352             95,159        74,255
    Selling, general and
     administrative expenses                             6,869          6,770             13,394        12,821
    Goodwill amortization                                  209            275                434           550
                                                         -----           ----             ------          ----

Operating income (loss)                                  2,500         (1,531)             3,447        (3,597)

Other income (expenses)
    Other income (expenses)                                 11           (352)                23          (349)
    Interest expense                                    (1,883)        (1,336)            (3,643)       (2,536)
                                                         -----          -----              -----         -----

Income (loss) before taxes                                 628         (3,219)              (173)       (6,482)

Income tax provision                                        --              -                 --             -
                                                          ----           ----                ---            --

Income (loss) from continuing operations                   628         (3,219)              (173)       (6,482)

Discontinued operations:

    Income from discontinued operations                     --            261                 --           130
                                                           ---          -----                ---         -----

Net income (loss)                                         $628        $(2,958)             $(173)      $(6,352)
                                                           ===          =====                ===         =====














The accompanying notes are an integral part of these condensed consolidated financial statements.



                                           TELOS CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)
                                                        ASSETS
                                                (amounts in thousands)

                                                                    June 30, 1997               December 31, 1996
                                                                    -------------               -----------------
Current assets
    Cash and cash equivalents (includes                               $   757                        $ 2,781
    restricted cash of $327 at June 30, 1996)
    Accounts receivable, net                                           49,032                         51,549
    Inventories, net                                                   15,673                         17,066
    Other current assets                                                4,086                          2,567
                                                                       ------                          -----
       Total current assets                                            69,548                         73,963

Property and equipment, net of
    accumulated depreciation of
    $21,580 and $20,390, respectively                                  16,536                         16,486

Goodwill                                                               13,111                         13,545
Other assets                                                            6,553                          6,070
                                                                       ------                        -------
                                                                     $105,748                       $110,064
                                                                      =======                        =======

                                         LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                                 $17,544                        $35,730
     Other current liabilities                                         10,281                         11,708
     Accrued compensation and benefits                                  8,857                         10,163
                                                                       ------                         ------
       Total current liabilities                                       36,682                         57,601

Senior credit facility                                                 33,421                         15,418
Subordinated notes                                                     16,647                         17,439
Capital lease obligation                                               12,257                         12,537
Other long-term liabilities                                                --                            154
                                                                       ------                        -------
       Total liabilities                                               99,007                        103,149
                                                                       ------                        -------

Redeemable preferred stock
     Senior redeemable preferred stock                                  4,993                          4,828
     Class B redeemable preferred stock                                11,501                         11,087
     Redeemable preferred stock                                        27,083                         24,230
                                                                       ------                         ------
       Total preferred stock                                           43,577                         40,145
                                                                       ------                         ------

Stockholders' investment
     Common stock                                                          78                             78
     Capital in excess of par                                             615                          4,048
     Retained earnings (deficit)                                      (37,529)                       (37,356)
                                                                       ------                         ------

       Total stockholders' investment (deficit)                       (36,836)                       (33,230)
                                                                       ------                         ------
                                                                     $105,748                       $110,064
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



                                             TELOS CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                 (amounts in thousands)

                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                        1997            1996
                                                                                        --------------------



Operating activities:
     Net (loss) income                                                              $   (173)         $(6,352)
     Adjustments to reconcile net (loss) income to
     cash used in operating activities:
         Depreciation and amortization                                                 1,919            1,365
         Goodwill amortization                                                           434              780
         Provision for legal settlement                                                   --              355
         Other noncash items                                                              39               90
         Changes in assets and liabilities                                           (19,128)          (1,024)
                                                                                      ------            -----
         Cash used in operating activities                                           (16,909)          (4,786)
                                                                                      ------            -----

Investing activities:
     Investment in products                                                           (1,154)            (668)
     Purchase of property and equipment                                               (1,106)          (1,643)
                                                                                       -----            -----
         Cash used in investing activities                                            (2,260)          (2,311)
                                                                                       -----            -----

Financing activities:
     Proceeds from borrowings under senior
         credit facility                                                              18,003           10,823
     Proceeds from capital lease transaction                                              --            1,300
     Payments under capital leases                                                      (183)              --
     Repayment of senior subordinated notes                                             (675)              --
                                                                                      ------           ------
         Cash provided by financing activities                                        17,145           12,123
                                                                                      ------           ------

     (Decrease) increase in cash and
         cash equivalents                                                             (2,024)           5,026
     Cash and cash equivalents at beginning
         of period                                                                     2,781              735
                                                                                       -----             ----

     Cash and cash equivalents at end
         of period                                                                    $  757           $5,761
                                                                                        ====            =====









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

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     In December 1996, the Company sold substantially all of the assets of its consulting division, Telos Consulting Services (TCS), to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. for approximately $31.6 million. The sale of TCS was treated as a discontinued operation in accordance with APB Opinion Number 30. Accordingly, the results of operations for TCS included in the three and six month period ended June 30, 1996 have been reported separately as "income from discontinued operations".

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.


Note 2.           Accounts Receivable

     The components of accounts receivable are as follows (in thousands):

                                           June 30, 1997      December 31, 1996
      Billed accounts receivable              $35,915               $40,225
      Unbilled accounts receivable             14,164                12,249
                                               ------                ------

                                               50,079                52,474
         Allowance for doubtful accounts       (1,047)                 (925)
                                                -----                 -----

                                              $49,032               $51,549
                                               ======                ======

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3.           Debt Obligations

Senior Credit Facility

     At June 30, 1997, the Company had a $45 million senior credit facility ("Facility") with a bank maturing on July 1, 2000.


Note 4.           Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. At June 30, 1997 and December 31, 1996 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock were accrued for financial reporting purposes in the amount of $1,993,000 and $1,828,000, respectively.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend payable semi-annually at June 30 and December
31. From July 1, 1995 through June 30, 1997, the dividend is calculated at a rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At June 30, 1997 and December 31, 1996 cumulative undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock were accrued for financial reporting purposes in the amount of $4,001,000 and $3,587,000 respectively.

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

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1996. Cumulative undeclared dividends as of June 30, 1997 accrued for financial reporting purposes totaled $12,578,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. The dividends payable on December 1, 1995, June 1, 1996, December 1, 1996, and June 1, 1997 totaling $8,628,000 were accrued on a cash basis.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     In the first six months of 1997, the Company had increased revenue and profitability as compared to 1996. The increased revenue resulted from increased order volume in the Systems Integration Group, as well as revenue generated from contracts awarded in 1997 to the Systems and Support Services Group. The increase in profitability was also attributable to the cost reductions and branch consolidation measures implemented by the Company in the last half of 1996. The profitability was further enhanced by an improvement in the product mix on the Company's long term contracts and improved profit margins realized on new contracts.

     Total backlog from existing contracts was $1.1 billion as of June 30, 1997 and is approximately the same as the total backlog as of December 31, 1996. As of June 30, 1997, the funded backlog of the Company totaled $103 million, a decrease of $12 million from December 31, 1996. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allocated to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering Inc. ("TFE"), enterWorks.com, inc. ("enterWorks"), and Telos International Corporation ("TIC"), ("the
Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 1997 and 1996 are as follows:

                                                             Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                            --------------------          --------------------
                                                            1997            1996          1997            1996
                                                            ----            ----          ----            ----
Sales                                                       100.0%         100.0%          100.0%        100.0%
Cost of sales                                                83.5           87.5            84.6          88.4
SG&A expenses                                                11.8           15.4            11.9          15.3
Goodwill amortization                                         0.4            0.6             0.4           0.6
                                                             ----           ----            ----          ----

Operating income (loss)                                       4.3           (3.5)            3.1          (4.3)
Other income (expense)                                         --           (0.8)             --          (0.4)
Interest expense                                             (3.2)          (3.0)           (3.2)         (3.0)
Income tax provision                                           --             --              --            --
                                                              ---            ---             ---           ---

Income (loss) from continuing operations                      1.1           (7.3)           (0.1)         (7.7)

Discontinued operations:
    Income from discontinued operations                        --            0.6              --           0.2
                                                              ---            ---             ---           ---

Net income (loss)                                             1.1%          (6.7)%          (0.1)%        (7.5)%
                                                              ===            ===             ===           ===

Financial Data by Market Segment

     The Company operates in two market segments: systems and support services (the "Systems and Support Services Group"), which consists of enterWorks and hardware and software support services; and the Systems Integration Group.

     Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:


                                                 Three Months Ended                        Six Months Ended
                                                      June 30,                                  June 30,
                                                 -------------------                      ------------------
                                                1997              1996                   1997            1996
                                                ----              ----                   ----            ----
                                                                    (amounts in thousands)
Revenues:
     Systems and Support Services              $33,182            $26,223               $ 59,300        $52,455
     Systems Integration                        24,907             17,643                 53,134         31,574
                                                ------             ------                 ------         ------
         Total                                 $58,089            $43,866               $112,434        $84,029
                                                ======             ======                =======         ======

Gross Profit:
     Systems and Support Services               $5,886             $4,130                 $9,653        $ 7,010
     Systems Integration                         3,692              1,384                  7,622          2,764
                                                 -----              -----                  -----          -----
         Total                                   9,578             $5,514                $17,275         $9,774
                                                 =====              =====                 ======          =====

Gross Margin:
     Systems and Support Services                17.7%              15.8%                  16.3%          13.4%
     Systems Integration                         14.8%               7.8%                  14.3%           8.8%
         Total                                   16.5%              12.6%                  15.4%          11.6%


     For the three month period ended June 30, 1997, revenue increased by $14.2 million, or 32.4%, to $58.1 million from $43.9 million for the comparable 1996 period. The increase for the three month period includes a $7.3 million increase in systems integration revenue and a $6.9 million increase in systems and support services revenue.

     The increase in the Systems Integration Group revenue of $7.3 million results from increased orders on its Small Multiuser Computer II contract, as well as increased sales in other business lines of the division. The Company anticipates that the last half of 1997 will show stronger order and revenue volume. However, there can be no assurance that such order and sales volume growth will materialize.

     The Systems and Support Services Group revenue increase of $6.9 million is due to an increase in software support revenue of $6.5 million, an increase in hardware support revenue of $500,000, offset by a $100,000 decrease in enterWorks revenue. The increase in software support is due to increased services under certain of the Company's large labor contracts. The increase is also attributable to the revenue recognized on its Immigration and Naturalization Service Blanket Purchase Agreement for Field Operation Support contract, which was awarded in early 1997. The increase in hardware support revenue is due to increased firm orders on its existing contracts, as well as sales generated on contracts awarded in 1997. The decline in enterWorks sales is due to a decline in order volume for the quarter.

     Revenue increased $28.4 million or 33.8% to $112.4 million for the six months ended June 30, 1997 from $84.0 million for the comparable 1996 period. The increase for the six month period includes a $21.6 million increase in systems integration revenue and a $6.8 million increase in systems and support services revenue. The reasons for these revenue increases are discussed above.

     Cost of sales increased by $10.2 million or 26.5%, to $48.5 million in the three month period ended June 30, 1997, from $38.3 million in the comparable 1996 period. The increase in cost of sales for the three month period includes a $5.0 million increase in systems integration and a $5.2 million increase in systems and support services cost of sales. The increase in systems integration and system and support services cost of sales is due to the increased sales volume for 1997 as compared to 1996.

     For the six months ended June 30, 1997, cost of sales increased $20.9 million, or 28.1%, to $95.2 million from $74.3 million for the same period in 1996. The increase in cost of sales includes a $16.7 million increase in systems integration cost of sales and a $4.2 million increase in systems and support services cost of sales. The reasons for these cost of sales increases are discussed above.

     Gross profit increased $4.1 million in the three month period to $9.6 million in 1997, from $5.5 million in the comparable 1996 period. The increase in gross profit includes a $2.3 million increase in systems integration gross profit, and a $1.8 million increase in systems and support services gross profit. For the six month period, gross profit increased by $7.5 million to $17.3 million from $9.8 million. This increase includes a $4.9 million increase in systems integration gross profit and a $2.6 million increase in systems and support services gross profit. The reasons for the gross profit increase for the periods ended June 30, 1997 compared to June 30, 1996 related to the changes in revenues and cost of sales for the respective periods. In addition, the Systems Integration Group experienced shifts in product mix on its large contracts which improved profit margins. The Systems and Support Services Group improved its gross margin by maximizing its efforts on profitable contracts and progressively reducing the number of less profitable contracts. The Group further enhanced its gross profit through cost reduction measures implemented in the fourth quarter of 1996.

     Gross margins were 16.5% and 15.4%, respectively, for the three and six month periods of 1997 as compared to 12.6% and 11.6%, respectively, for the comparable periods of 1996.

     Selling, general, and administrative expense ("SG&A") increased by approximately 100,000 or 1.5%, to $6.9 million in the second quarter of 1997 from $6.8 million in the comparable period of 1996. For the six month period of 1997, SG&A increased $573,000 to $13.4 million from $12.8 million in 1996. These increases are primarily due to increased spending and investment by the Company on its enterWorks subsidiary. This investment was offset by a decline in bid and proposal and sales and marketing expense in both the Systems Integration Group and the rest of the Systems and Support Services Group as a result of the cost reductions and branch consolidation measures implemented by the Company in the last half of 1996. SG&A as a percentage of revenues decreased to 11.8% for the second quarter of 1997 from 15.4% in the comparable 1996 period. SG&A as a percentage of revenues for the six month period ended June 30, 1997 decreased to 11.9% from 15.3% compared to the same period in 1996.

     Goodwill amortization expense decreased $66,000 to $209,000 for the three months and decreased by $116,000 to $434,000 for the six months ended June 30, 1997. These reductions are due to adjustments in the goodwill balance as a result of realization of acquired tax benefits resulting from the 1992 acquisition of Telos Corporation (California) and a writedown in the goodwill balance from the sale of TCS in 1996.

     Operating income increased by $4.0 million to a $2.5 million operating profit in the 1997 three month period from $1.5 million of operating loss in the comparable 1996 period. Operating income increased $7.0 million to a $3.4 million operating profit from a $3.6 million operating loss for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996. These increases resulted from the aforementioned increases in gross profit.

     Non operating income (expense) in the three and six month periods ended June 30, 1997 increased over the comparable 1996 periods due to the $355,000 Rosecliff litigation settlement provision expense that the Company recorded in the second quarter of 1996.

     Interest expense increased approximately $547,000 to $1.9 million in the second quarter of 1997 period from $1.3 million in the comparable 1996 period, and increased approximately $1.1 million to $3.6 million for the six months ended June 30, 1997 from $2.5 million for the comparable 1996 period. These increases are due to increased debt levels in 1997 as well as an increase in interest recorded for capital lease payments for leases entered into after March 1996.

     The Company did not have an income tax provision for the three month and six month periods ended June 30, 1997 or 1996 due to its cumulative net losses in the six month 1997 and 1996 periods.

Liquidity and Capital Resources

     For the six months ended June 30, 1997, the Company used $16.9 million of cash in its operating activities primarily as a result of a significant reduction in trade accounts payable and other Company obligations. The use of cash was also a result of a significant investment by the Company in its enterWorks division. The Company funded its net loss and use of operating cash as well as its investing activities through increased borrowings under its term facility.

     As a result of the Company's sale of its TCS division for $31.6 million in December 1996, the Company's short-term liquidity constraints have improved. However, the Company continues to aggressively manage its cash and reduce its discretionary spending. The Company also continues to evaluate its cost reduction programs and its investment in enterWorks.

     At June 30, 1997, the Company had outstanding debt of $50.0 million, consisting of $33.4 million under the secured senior credit facility and $16.6 million in subordinated debt. Subsequent to December 31, 1996, the Company's bank entered into an agreement with the Company to refinance its $45 million term facility and extend the maturity date to July 1, 2000. The terms and conditions of the new facility are similar to the previous senior credit facility except for amendments made to certain of the financial and non financial covenants.

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

                           PART II - OTHER INFORMATION



Item 3.   Defaults Upon Senior Securities


Senior and Class B Redeemable Preferred Stocks

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, and its Class B Redeemable Preferred Stock since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $1,993,000 for the Series A-1 and A-2 Preferred Stock and $4,001,000 for the Class B Preferred Stock at June 30, 1997.


12% Cumulative Exchangeable Redeemable Preferred Stock

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1996. Cumulative undeclared dividends as of June 30, 1997 accrued for financial reporting purposes totaled $12,578,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. The dividends payable on December 1, 1995, June 1, 1996, December 1, 1996, and June 1, 1997 totaling $8,628,000 were accrued on a cash basis.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.


Item 4.   Submission of Matters to a Vote of Security Holders

     On May 24, 1997 at the annual meeting of common shareholders a vote was taken to elect the following directors: Dr. Fred Charles Ikle', John B. Wood, Norman P. Byers, and Dr. Stephen Bryen. The persons nominated were approved to be directors of the Corporation by unanimous vote of all shareholders present at the meeting which represented a majority of the Company's common shares outstanding.


Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits:

     10.82     Amended and Restated Credit  Agreement among Telos  Corporation,
               a Maryland   Corporation;  Telos  Corporation,  a  California
               Corporation;  and NationsBank,  N.A. dated as of July 1, 1997

     27        Financial Data Schedule

     (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                       Telos Corporation



August 14, 1997                             /s/  Lorenzo Tellez
                                                 Lorenzo Tellez
                                                 (Principal Financial Officer &
                                                 Principal Accounting Officer)

                                Telos Corporation
                                  Exhibit Index


   Exhibit
   Number                          Exhibit Name

    10.82     Amended and Restated Credit Agreement among Telos
              Corporation; a Maryland Corporation; Telos Corporation; a California Corporation, and NationsBank, N.A. dated as of July 1, 1997

    27        Financial Data Schedule