Form 10-Q
period 1997-09-30
TELOS CORP
filed 1997-11-14
CIK 320121

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the quarterly period ended:  September 30, 1997

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

     As of November 13, 1997 the Registrant had 23,076,753 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the Registrant's Common Stock.

Number of pages in this report (excluding exhibits):  15






                                                TELOS CORPORATION AND SUBSIDIARIES

                                                              INDEX


                                                  PART I. FINANCIAL INFORMATION




              Condensed Consolidated Statements of Income for the
                Three Months and Nine Months Ended September  30, 1997
                and 1996....................................................................................................3

              Condensed Consolidated Balance Sheets as of September 30,
                1997 and December 31, 1996..................................................................................4

              Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1997 and 1996...............................................................5

              Notes to Condensed Consolidated Financial Statements........................................................6-8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................................................9-13


                                                PART II. OTHER INFORMATION

Item 3.       Defaults upon Senior Securities..............................................................................14

Item 6.       Exhibits and Reports on Form 8-K.............................................................................14

SIGNATURES.................................................................................................................15





                                                 PART I - FINANCIAL INFORMATION
                                               TELOS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)
                                                     (amounts in thousands)



                                                       Three Months Ended                     Nine Months Ended
                                                           September 30,                        September 30,
                                                    --------------------------          --------------------------
                                                      1997              1996               1997              1996
                                                      ----              ----               ----              ----
Sales
    Systems and Support Services                      $33,425          $27,150            $92,725          $79,605
    Systems Integration                                34,576           21,789             87,710           53,363
                                                       ------           ------             ------           ------

                                                       68,001           48,939            180,435          132,968

Costs and expenses
    Cost of sales                                      59,406           42,657            154,565          116,912
    Selling, general and
      administrative expenses                           6,422            7,466             19,816           20,287
    Goodwill amortization                                 210              275                644              825
                                                       ------            ------            ------           ------

Operating income (loss)                                 1,963           (1,459)             5,410           (5,056)

Other income (expenses)
    Other income (expenses)                                22                3                 45             (346)
    Interest expense                                   (1,908)          (1,393)            (5,551)          (3,929)
                                                        -----            -----              -----            -----

Income (loss) before taxes                                 77           (2,849)               (96)          (9,331)

Income tax benefit                                         --              421                 --              421
                                                        -----            -----              -----            -----

Income (loss) from continuing
    operations                                             77           (2,428)               (96)          (8,910)

Discontinued operations:

    Income from discontinued
      operations                                           --              494                 --              624
                                                        -----            -----               ----            -----
Net income (loss)                                      $   77          $(1,934)             $ (96)         $(8,286)
                                                        =====            =====               ====            =====














The accompanying notes are an integral part of these condensed consolidated financial statements.



                                             TELOS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)
                                                   (amounts in thousands)
                                                          ASSETS


                                                                 September 30, 1997            December 31, 1996
                                                                 ------------------            -----------------
Current assets
     Cash and cash equivalents                                         $   424                      $ 2,781
       (includes restricted cash of
       $231 at December 31, 1996)
     Accounts receivable, net                                           56,818                       51,549
     Inventories, net                                                   14,497                       17,066
     Other current assets                                                3,521                        2,567
                                                                        ------                       ------

         Total current assets                                           75,260                       73,963

Property and equipment, net of
     accumulated depreciation of
     $22,324 and $20,390 respectively                                   16,504                       16,486

Goodwill                                                                12,901                       13,545
Other assets                                                             7,082                        6,070
                                                                       -------                      -------
                                                                      $111,747                     $110,064
                                                                       =======                      =======


                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current liabilities
     Accounts payable                                                 $ 21,958                      $35,730
     Other current liabilities                                           7,494                       11,708
     Accrued compensation and benefits                                  10,389                       10,163
                                                                        ------                       ------
         Total current liabilities                                      39,841                       57,601

Senior credit facility                                                  36,030                       15,418
Subordinated notes                                                      16,893                       17,439
Capital lease obligation                                                12,163                       12,537
Other long-term liabilities                                                 --                          154
                                                                       -------                      -------
         Total liabilities                                             104,927                      103,149

Redeemable preferred stocks
     Senior redeemable preferred stock                                   5,100                        4,828
     Class B redeemable preferred stock                                 11,767                       11,087
     Redeemable preferred stock                                         27,431                       24,230
                                                                        ------                       ------
         Total preferred stock                                          44,298                       40,145
                                                                        ------                       ------
Stockholders' investment
     Common stock                                                           78                           78
     Capital in excess of par                                               --                        4,048
     Retained earnings (deficit)                                       (37,556)                     (37,356)
                                                                        ------                       ------
         Total stockholders' investment                                (37,478)                     (33,230)
                                                                       -------                      -------
                                                                      $111,747                     $110,064
                                                                       =======                      =======







The accompanying notes are an integral part of these condensed consolidated financial statements








                                             TELOS CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                  (amounts in thousands)

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                  1997                 1996
                                                                                  ----                 ----
Operating activities:
     Net (loss) income                                                           $  (96)              $(8,286)
Adjustments to reconcile net income to cash
 provided by operating activities:
         Depreciation and amortization                                            2,988                 2,226
         Goodwill amortization                                                      644                 1,170
         Other noncash items                                                      1,604                 1,833
         Changes in assets and liabilities
             that used cash                                                     (23,287)               (2,314)
                                                                                 ------                 -----
         Cash (used in) operating activities                                    (18,147)               (5,371)
                                                                                 ------                 -----

Investing activities:
     Investment in products                                                      (1,989)               (1,079)
     Purchase of property and equipment                                          (1,877)               (2,196)
                                                                                  -----                 -----
         Cash (used in) investing activities                                     (3,866)               (3,275)
                                                                                  -----                 -----

Financing activities:
     Proceeds from senior credit facility                                        20,612                 4,817
     Proceeds from issuance of enterWorks
         subordinated notes                                                          --                 3,078
     Proceeds from capital lease transaction                                         --                 1,300
     Payments under capital leases                                                 (281)                   --
     Repayment of senior subordinated notes                                        (675)                   --
                                                                                 ------                 -----
         Cash provided by financing activities                                   19,656                 9,195
                                                                                 ------                 -----

     (Decrease) increase in cash and cash equivalents                            (2,357)                  549
     Cash and cash equivalents at beginning of period                             2,781                   735
                                                                                  -----                 -----

     Cash and cash equivalents at end of
         period                                                                  $  424                $1,284
                                                                                  =====                 =====














The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., Telos International Corporation,
and  its   majority   owned   subsidiary,   enterWorks.com, inc. ("enterWorks")
(collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of its operations and its cash flows for the nine months ended September 30, 1997 and 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     In December 1996, the Company sold substantially all of the assets of its consulting division, Telos Consulting Services (TCS), to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. for approximately $31.6 million. The sale of TCS was treated as a discontinued operation in accordance with APB Opinion Number 30. Accordingly, the results of operations for TCS included in the three and nine month periods ended September 30, 1996 have been reported separately as "income from discontinued operations".

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.



Note 2.  Accounts Receivable

     The components of accounts receivable are as follows (in thousands):


                                                            September 30, 1997           December 31, 1996
                                                            ------------------           -----------------

     Billed accounts receivable                                   $44,810                      $40,225
     Unbilled accounts receivable                                  13,369                       12,249
                                                                   ------                       ------
                                                                   58,179                       52,474
     Allowance for doubtful accounts                               (1,361)                        (925)
                                                                   ------                       ------
                                                                  $56,818                      $51,549
                                                                   ======                       ======

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3.  Debt Obligations

Senior Credit Facility
----------------------

     At September 30, 1997, the Company had a $45 million senior credit facility ("Facility") with a bank maturing on July 1, 2000. The Company was not compliant with certain covenants contained in the Facility at September 30, 1997 and the bank has waived such covenant noncompliance.

Note 4.  Preferred Stock

Senior Redeemable Preferred Stock
---------------------------------

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. At September 30, 1997 and December 31, 1996 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock were accrued for financial reporting purposes in the amount of $2,100,000 and $1,828,000, respectively.


Class B Redeemable Preferred Stock
----------------------------------

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend payable semi-annually at June 30 and December
31. From July 1, 1995 through June 30, 1997, the dividend is calculated at a rate equal to 11.125% per annum of its liquidation value, and increases to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At September 30, 1997 and December 31, 1996 cumulative undeclared, unpaid dividends relating to the Class B Redeemable Preferred Stock were accrued for financial reporting purposes in the amount of $4,267,000 and $3,587,000 respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12% Cumulative Exchangeable Redeemable Preferred Stock
------------------------------------------------------


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

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1996. Cumulative undeclared dividends as of September 30, 1997 accrued for financial reporting purposes totaled $12,578,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. The dividends payable on December 1, 1995, June 1, 1996, December 1, 1996, and June 1, 1997 totaling $8,628,000 were accrued on a cash basis.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ----------------------

General

     In the first nine months of 1997, the Company had increased revenue and profitability as compared to 1996. The increased revenue resulted from increased order volume in the Systems Integration Group, as well as revenue generated from contracts awarded in 1997 to the Systems and Support Services Group. The increase in profitability was also attributable to the cost reductions and branch consolidation measures implemented by the Company in the last half of 1996. The profitability was further enhanced by an improvement in the product mix on the Company's long term contracts and improved profit margins realized on new contracts.

     Total backlog from existing contracts was $1.2 billion as of September 30, 1997 and is approximately the same as the total backlog as of December 31, 1996. As of September 30, 1997, the funded backlog of the Company totaled $126.2 million, an increase of $11.2 million from December 31, 1996. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allocated to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos
Corporation (California), Telos Field Engineering Inc., Telos International Corporation, and its majority owned subsidiary enterWorks.com, inc. ("enterWorks") (collectively, "the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and nine month periods ended September 30, 1997 and 1996 are as follows:


                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                            September 30,
                                                     -------------                            -------------
                                                 1997               1996                  1997             1996
                                                 ----               ----                  ----             ----

Sales                                           100.0%              100.0%               100.0%          100.0%
Cost of sales                                    87.4                87.2                 85.7            87.9
SG&A expenses                                     9.4                15.2                 11.0            15.3
Goodwill amortization                             0.3                 0.6                  0.3             0.6
                                                 ----                ----                 ----            ----

Operating income (loss)                           2.9                (3.0)                 3.0            (3.8)
Other income (expense)                             --                  --                   --            (0.2)
Interest expense                                 (2.8)               (2.8)                (3.1)           (3.0)
Income tax benefit                                 --                 0.8                   --             0.3
                                                 ----                ----                 ----            ----
Income (loss) from continuing
  operations                                      0.1                (5.0)                (0.1)           (6.7)
Discontinued operations:
    Income from discontinued
      operations                                   --                 1.0                   --             0.5
                                                  ---                ----                  ---             ---
Net income (loss)                                 0.1%               (4.0)%               (0.1)%          (6.2)%
                                                  ===                 ===                  ===             ===


Financial Data by Market Segment

     The Company operates in two market segments; systems and support services (the "Systems and Support Services Group"), which consists of enterWorks and hardware and software support services; and the Systems Integration Group.

     Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                          -------------                     -------------
                                                      1997            1996              1997             1996
                                                      ----            ----              ----             ----
                                                                  (amounts in thousands)
Sales:
     Systems and Support Services                    $33,425         $27,150           $ 92,725         $79,605
     Systems Integration                              34,576          21,789             87,710          53,363
                                                      ------          ------             ------          ------
         Total                                       $68,001         $48,939           $180,435        $132,968
                                                      ======          ======            =======         =======

Gross Profit:
     Systems and Support Services                      5,622          $3,920            $15,275         $10,930
     Systems Integration                               2,973           2,362             10,595           5,126
                                                       -----           -----             ------           -----
         Total                                        $8,595          $6,282            $25,870         $16,056
                                                       =====           =====             ======          ======

Gross Margin:
     Systems and Support Services                       16.8%           14.4%              16.5%           13.7%
     Systems Integration                                 8.6%           10.8%              12.1%            9.6%
                                                        ----            ----               ----            ----
         Total                                          12.6%           12.8%              14.3%           12.1%
                                                        ====            ====               ====            ====


     For the three month period ended September 30, 1997, revenue increased by $19.1 million, or 38.9%, to $68.0 million from $48.9 million for the comparable 1996 period. The increase for the three month period includes a $12.8 million increase in Systems Integration revenue, and a $6.3 million increase in Systems and Support Services revenue.

     The increase in Systems Integration revenue of $12.8 million results from orders under its Joint Recruiting Information Support System ("JRISS") Blanket Purchase Agreement as well as its U.S. Courts System Data Communication Network contract which were both awarded in 1997, as well as increased revenue in other business lines of the segment.

     The Systems and Support Services Group revenue increase of $6.3 million is due to an increase in software support revenue of $6.5 million, offset by a decrease in hardware support revenue of $200,000. The enterWorks division revenue remained constant at $1.0 million from the third quarter 1997 compared to the third quarter 1996. The increase in software support is mostly attributable to the revenue recognized on its Immigration and Naturalization Service Blanket Purchase Agreement for Field Operation Support contract, as well as slight increases in sales on certain labor contracts. The decline in hardware support revenue is due to the loss of one of the division's contracts in June of 1997. The decrease is also attributable to the continued migration from mainframe to network based computing which generally provides lower maintenance revenue. Additionally, the hardware support area continues to experience a shift from fixed price contracts to time and material contracts which produce less predictable revenue streams.

     Based on the Company's backlog position and increased order flow in the third quarter 1997, the fourth quarter should experience continued revenue growth. However, there can be no assurance that such revenue improvement will occur.

     Revenue  increased  $47.5  million or 35.7% to $180.4  million for the nine months ended September 30, 1997 from $132.9 million for the comparable 1996 period. The increase for the nine month period includes a $34.3 million Systems Integration revenue increase, and a $13.2 million increase in Systems and Support Services revenue. The reasons for these revenue increases are discussed above.

     Cost of sales increased by $16.7 million, or 39.3%, to $59.4 million in the three month period ended September 30, 1997, from $42.7 million in the comparable 1996 period. For the nine months ended September 30, 1997, cost of sales increased $37.6 million, or 32.2%, to $154.5 million from $116.9 million for the same period in 1996. These increases are the result of the increases in sales for both periods, as well as increases in certain operational reserves.

     Gross profit increased $2.3 million in the three month period to $8.6 million, from $6.3 million in the comparable 1996 period. The increase includes a $1.7 million increase in Systems and Support Services gross profit and a $600,000 increase in Systems Integration gross profit. For the nine month period, gross profit increased by $9.8 million to $25.9 million from $16.1 million. This increase includes a $4.3 million increase in Systems and Support Services gross profit and a $5.5 million increase in Systems Integration gross profit. The reasons for the gross profit increases for the periods ending September 30, 1997 compared to September 30, 1996 related to the changes in revenues and cost of sales for the respective periods. In addition, the Systems Integration Group experienced shifts in product mix on its large contracts which improved profit margins. The Systems and Support Services Group improved its gross margin by maximizing its efforts on profitable contracts. The Group further enhanced its gross profit through cost reduction measures implemented in the fourth quarter of 1996. Gross margins were 12.6% and 14.3% for the three and nine month periods of 1997 as compared to 12.8% and 12.1% for the comparable periods of 1996.

     Selling, general, and administrative expense ("SG&A") decreased for the three month period by approximately $1.0 million, to $6.4 million in 1997 from $7.4 million in 1996. For the nine month period, SG&A decreased from $20.3 million to $19.8 million, approximately $500,000. These decreases are attributable to a decline in bid and proposal and sales and marketing expense in both the Systems Integration Group and most of the Systems and Support Services Group. Additionally, the decreases are a result of the cost reduction and branch consolidation measures implemented by the Company in the fourth quarter of 1996. The Company continues to aggressively manage non-contract related and discretionary spending. This overall decrease in SG&A was offset by the Company's increased spending in the product development and sales and marketing efforts of its enterWorks subsidiary. For the nine months ended September 30, 1997, enterWorks sales, marketing and product development (prior to capitalization) expenses totaled $1.6 million, $1.1 million and $2.1 million, respectively. SG&A as a percentage of revenues decreased to 9.4% for the third quarter of 1997 from 15.2% in the comparable 1996 period. SG&A as a percentage of revenues for the nine month period ended September 30, 1997 decreased to 11.0% from 15.3% compared to the same period in 1996.

     Goodwill amortization expense was $210,000 and $644,000 for the three and nine month periods ended September 30, 1997 compared to $275,000 and $825,000 for the three and nine month periods ended September 30, 1996. These reductions are due to adjustments to the goodwill balance from realization of acquired tax benefits resulting from the 1992 acquisition of Telos Corporation (California) and a writedown in the goodwill balance from the sale of TCS in 1996.

     Operating income increased by $3.4 million to $1.9 million in the three month period from a loss of $1.5 million in the comparable 1996 period and increased $10.4 million to $5.4 million from a loss of $5.0 million for the nine month period. These increases resulted from the aforementioned increases in gross profit and decreases in SG&A.

     Other non-operating income was approximately $22,000 in the three month period of 1997 compared to approximately $3,000 of other non-operating income in the comparable 1996 period. For the 1997 nine month period, non-operating income was $45,000 as compared to expense of $346,000 for the comparable 1996 period. The increase in income is due to the $355,000 of additional litigation settlement provision that the Company recorded as non-operating expense in the second quarter of 1996.

     Interest expense increased approximately $515,000 to $1.9 million in the third quarter of 1997 from $1.4 million in the comparable 1996 period. Interest expense for the nine month period ended September 30, 1997 increased $1.6 million to $5.5 million from $3.9 million in the 1996 period. These increases are primarily due to increases in the average debt levels in 1997 as well as an increase in interest recorded for capital lease payments for leases entered into throughout 1996.

     The Company did not have an income tax provision for the three month and nine month periods ended September 30, 1997, due to its cumulative net losses in the nine month 1997 period. The Company had an income tax benefit for the three month and nine month periods ended September 30, 1996 of $421,000. This benefit was a result of the Company filing amended Federal income tax returns for deductions previously disallowed by the Internal Revenue Service.

Liquidity and Capital Resources


     For the nine months ended September 30, 1997, the Company used $18.1 million of cash in its operating activities primarily as a result of a significant reduction in trade accounts payable and other current liabilities. The use of cash was also a result of a significant investment by the Company in its enterWorks division. The Company funded its net loss and use of operating cash as well as its investing activities such as capital expenditures of $1.9 million and capitalized software costs in its enterWorks division of $2.0 million through increased borrowings under its term facility.

     As a result of the Company's sale of its TCS division for $31.6 million in December 1996, the Company's short-term liquidity constraints have improved. However, the Company continues to aggressively manage its cash and reduce its discretionary spending. The Company also continues to evaluate its cost reduction programs and its investment in enterWorks.

     At September 30, 1997, the Company had outstanding debt of $65.1 million, consisting of $36.0 million under the secured senior credit facility, $16.9 million in subordinated debt and $12.2 million in long-term capital lease obligations. In 1997, the Company's bank entered into an agreement with the Company to refinance its $45 million term facility and extend the maturity date to July 1, 2000. The terms and conditions of the new facility are similar to the previous senior credit facility except for amendments made to certain of the financial and non financial covenants. The Company was not compliant with certain covenants contained in the Facility at September 30, 1997 and the bank has waived such covenant noncompliance.

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

                           PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities
         -------------------------------


Senior and Class B Redeemable Preferred Stocks


     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, and its Class B Redeemable Preferred Stock since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $2,100,000 for the Series A-1 and A-2 Preferred Stock and $4,267,000 for the Class B Preferred Stock at September 30, 1997.


12% Cumulative Exchangeable Redeemable Preferred Stock


     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1996. Cumulative undeclared dividends as of September 30, 1997 accrued for financial reporting purposes totaled $12,578,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. The dividends payable on December 1, 1995, June 1, 1996, December 1, 1996, and June 1, 1997 totaling $8,628,000 were accrued on a cash basis.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              27    Financial Data Schedule

         (b) Reports on Form 8-K: Registrant filed a Current Report on Form 8-K, dated September 15, 1997, in respect of the Change in Registrant's Certifying Accountants.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                            TELOS CORPORATION

November 14, 1997                                /s/ Lorenzo Tellez
                                                 ------------------
                                                 Lorenzo Tellez
                                                 (Principal Financial Officer &
                                                 Principal Accounting Officer)