Form 10-K
period 1997-12-31
TELOS CORP
filed 1998-03-31
CIK 320121

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X]   Annual Report Pursuant to Section 13 or 15(d)
                      The Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 1997


             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                       The Securities Exchange Act of 1934

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

     As of March 27, 1998, the registrant had 23,076,753 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

Incorporation by Reference:  None
Number of pages in this report (excluding exhibits):   55

                                     PART 1

Item 1.       Business

History and Introduction

     Founded in 1968, Telos Corporation ("Telos" or "the Company") provides enterprise integration services and solutions primarily to the U.S. Federal
Government and industry. In addition to its core competency of software development and systems support services, Telos delivers information security, enterprise integration and networking infrastructure solutions to its customers. The Company is headquartered in Ashburn, VA, part of Northern Virginia's growing netplex region of high technology companies. There are approximately 70 other offices throughout the United States and around the world.

     In today's dynamic business environment, timely and accurate information flow is critical for business's success. Telos' unique approach to this information challenge is based on leveraging customers' IT infrastructure, delivering user centric information, and achieving a fast return on investment. Many customers are turning to the virtual enterprise as a model for doing business. The virtual enterprise is a demand driven partnership of customers, employees, partners and suppliers to deliver solutions. Telos' solutions overcome the critical barriers that face the virtual enterprise: (1) the difficulty in accessing disparate data without extensive programming, (2) the inability to quickly integrate data to ensure customer responsiveness, manufacturing and distribution efficiency and overall competitive strength, (3) the problem of effectively distributing information quickly and securely and (4) the challenge of making the organizational and technological complexity invisible to end users.

     In February 1998, Telos sold its contract labor division, Telos Information Systems ("TIS") for approximately $15 million to NYMA, a subsidiary of Federal Data Corporation of Bethesda, Maryland. In December 1996, Telos sold its other contract labor division, Telos Consulting Services ("TCS"), for approximately $32 million to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. Telos determined that these businesses were not a core part of its long term strategy described above.

Operating Groups

     During 1997, the Company provided its services through two operating groups: Telos Systems Integration Group and Systems and Support Services Group. In addition, there are two Telos substantially wholly-owned or wholly-owned subsidiaries: Enterworks, Inc., formerly enterWorks.com ("Enterworks") and Telos International Corporation.

Systems and Support Services

     The Company's Systems and Support Services Group provides software development and support services for software and hardware including technology insertion, system redesign, software re-engineering, Help Desk, and third party maintenance.

     Until the time of its sale in February 1998, the TIS division was part of the Systems and Support Services Group. During 1997, the TIS division provided engineering services for the California Institute of Technology's Jet Propulsion Laboratory. The estimated gain resulting from this sale is disclosed as a subsequent event in the Company's consolidated financial statements. For 1997, the Systems and Support Services Group had revenues of $124.5 million or approximately 49% of the Company's consolidated revenues.

Systems Integration

     The Systems Integration Group delivers information security, enterprise integration and networking infrastructure solutions to its customers. These solutions include providing commercial hardware, software and services to its customers. The Systems Integration Group is capable of staging, installing and deploying large network infrastructures with virtually no disruption to customers' ongoing operations.

     For 1997, the Systems Integration Group had revenues of $129.3 million or approximately 51.0% of the Company's consolidated revenues.

Enterworks

     Enterworks, Telos' substantially wholly-owned subsidiary, was formed to help companies build the fast and flexible information infrastructure they need to compete in a global economy. Through Web-enabled integration of disparate data and intelligent business process flows, their software links employees, customers, and partners in ways that make the virtual enterprise a reality. Their products include Virtual DB and soon to be released process automation software. Enterworks' advanced solutions serve telecommunications, healthcare, financial services, manufacturing, and government customers worldwide.

     For 1997, Enterworks had revenues of $3.4 million or approximately 1.3% of the Company's consolidated revenues. Enterworks' financial information is included in the Systems and Support Services Group.

Telos International Corporation

     Telos International Corporation ("TIC") was formed in 1996 to identify and pursue opportunities for Telos products and services in overseas markets. TIC's approach to new business development is to concentrate on establishing local partnerships in regions with healthy economies and a strong market for information technology goods and services. International revenues are reported as part of each operating group's financial results and were less than 1% of the Company's consolidated revenues for 1997.

Revenues by Major Market and Significant Customers

Revenues by major market for the Company are as follows:

                                                     Percentage of Total Consolidated Revenues For
                                                     ---------------------------------------------
                                                   1997                 1996(1)               1995
                                                   ----                 ----                  ----
Federal government                                94.6%                  84.8%                 80.6%
Commercial                                         3.9                   13.6                  15.2
State and local governments                        1.5                    1.6                   4.2
                                                 -----                  -----                 -----
         Total                                   100.0%                 100.0%                100.0%
                                                 =====                  =====                 =====

(1)  1996 major market revenue percentages exclude TCS revenues.  TCS was sold in 1996.

     Total consolidated revenue derived from the federal government for 1997 includes 58.1% of revenue from contracts with the Department of Defense, 25.1% of revenue from contracts with Department of Justice, 7.3% of revenue from the National Aeronautics and Space Administration ("NASA"), and 9.5% of revenue from subcontracts with U.S. government prime contractors.

Competition

     The segments of the information services industry in which the Company operates are highly fragmented with no single company or small group of companies in a dominant position. Some of the Company's competitors also operate in international markets, along with other entities, which operate exclusively or primarily outside the United States. Some of the large competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms which compete with the Company are computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. Thousands of firms fall into these categories. As the Company becomes more focused on network-enabled enterprise computing, the competition shifts to include companies that perform enterprise integration for large and complex information technology environments. Among the major competitors are Lockheed Martin, AT&T, Boeing Computer Services Corp., Computer Data Systems, Computer Sciences Corp., Electronic Data Systems Corporation, Scientific Applications International Corporation, GTE Corp. and General Electric
Corporation. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are competitors of the Company.

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

Employees

     The Company employed 1,454 persons as of December 31, 1997. The services the Company provides require proficiency in many fields, such as computer science, mathematics, physics, engineering, operations research, economics, and business administration.

     Of the total Company personnel, 1,069 provide Systems and Support Services, 73 are employed by Enterworks and 168 provide System Integration Services. An additional 144 employees provide corporate and business services functions.

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

     A number of contracts undertaken by the Company extend beyond one year, and accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when or if revenue will be realized on projects included in the Company's backlog.

     At December 31, 1997 and 1996, the Company had total backlog from existing contracts of approximately $1.0 billion and $1.2 billion, respectively. This is the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the client, over periods extending up to seven years. Included in the backlog at December 31, 1997 is $844 million from indefinite delivery, indefinite quantity contracts of which the SMC-II contract comprises $838 million. This SMC-II contract is due to expire September 30, 1998. Approximately $104 million and $115 million of the total was funded backlog at December 31, 1997 and 1996, respectively.

     While backlog remains an important measurement criteria, during 1996 and 1997 the Company, as well as other federal contractors, experienced a change in the manner in which the federal government procures equipment and services. These procurement changes include the growth in the use of General Services Administration ("GSA") schedules which allow agencies of the federal government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle as well as increased competition as many companies hold such schedules. Along with the GSA schedules, the federal government is awarding a large number of omnibus contracts with multiple awardees. These contracts generally require extensive marketing efforts by the awardees to procure business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of potential growth that the Company is aggressively pursuing.

Overview of 1997

     The Company was well positioned at the start of 1997 to leverage its assets in pursuit of new business. The Company has significantly restructured its operations to contain costs, reduce discretionary spending, and identify new business more selectively with the objective of increasing its margins. The Company had organized its selling and new business development to profit from changes in the federal government's procurement methods especially in its use of the GSA schedule. The Company had revenue growth of approximately 34% to $253.8 million in 1997 from $188.9 million in 1996. The revenue improvement is primarily a result of increased order volume in several of the Company's large contracts for equipment and services. These contracts included the Army's SMC-II network integration contract, the Joint Recruiting Information Support System blanket purchase agreement, and the Immigration and Naturalization Service blanket purchase agreement. Operating income grew to $7.4 million in 1997 from a loss of $9.4 million in 1996, an increase of $16.8 million. The operating income improvement is primarily attributable to the increased order volume as well as improved gross margins associated with the product mix in 1997 compared to 1996. Cost reduction measures implemented in late 1996 also had a significant impact on operating income in 1997.

     From an international perspective, the Company continues to broaden its business base through contracts in the Philippines and Kuwait. Through its joint ventures the Company is actively pursuing other opportunities in the Pacific Rim and Middle East.

     The Company has continued to invest in Enterworks, primarily in product development and in the sales and marketing areas. In 1997, Enterworks' revenue was approximately $3.4 million and it is expected to continue to expand in both the federal government and the commercial marketplace.

     The Company, along with other companies that contract with the federal government, experienced a shift in the manner in which the government procures equipment and services. This shift from long lead time multi-year sole source contracts to multiple awardee contracts and GSA schedules has resulted in the Company modifying its new business development efforts. The Company has been successful in this area with a number of contract wins in 1997 and the establishment of a comprehensive GSA schedule. However, while the Company has been successful in obtaining new contract vehicles, there can be no assurance that orders and revenue will result.

     In February 1998, the Company sold its TIS group for approximately $15 million. In late 1996, the Company sold its TCS division for $31.6 million. The Company has determined that these operations were not a core part of its long-term business strategy and that the sales would provide the Company with additional liquidity to fund operations and to invest in strategic business areas.

     During 1997, the Company continued the streamlining and consolidation of its infrastructure and general and administrative functions. The Company continuously evaluates its organizational structure in response to customer and market demands as well as to ensure it is providing cost effective solutions. In order to gain further operational efficiencies in 1998, the Company expects to continue to further consolidate and streamline certain reporting units or business functions.

Item 2.       Properties

     The Company leases 191,700 square feet of space in Ashburn, Virginia for its corporate headquarters, integration facility, and primary service depot. This lease expires in March 2016, with a ten year extension available at the Company's option.

     The Company leases additional space for regional field engineering, contract work sites, training, and sales offices in 51 separate facilities located in 19 states, the District of Columbia, and Europe under various leases, each of which expires on different dates through February 2007. The Company also owns two buildings and a warehouse in Amery, Wisconsin.

Item 3.       Legal Proceedings

     The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

     No public market exists for the Company's Class A or B Common Stock. As of March 1, 1998, there were 83 holders of the Company's Class A Common Stock and 3 holders of the Company's Class B Common Stock.

Item 6.       Selected Financial Data

     The  following   should  be  read  in  connection  with  the  accompanying
information presented in Item 7 and Item 8 of this document.

                                                 OPERATING RESULTS

                                                                  Year Ended December 31,
                                            ---------------------------------------------------------------------
                                            1997             1996            1995           1994           1993
                                            ----             ----            ----           ----           ----
                                                                 (amounts in thousands)
Sales                                      $253,787        $188,895        $175,759       $150,676      $187,285

Income (loss) from
  continuing operations                       1,412          (9,816)            592        (11,838)        1,250

Discontinued Operations: (1)
   Income (loss) from
   discontinued operations                       --             500             423           (583)         (702)
   Gain on sale of
   Consulting Services                           --          11,524              --             --            --

Income (loss) before
   extraordinary items                        1,412           2,208           1,015        (12,421)          548

Extraordinary items                              --              --              --           (196)           --

Net income (loss)                             1,412           2,208           1,015        (12,617)          548


                                                FINANCIAL CONDITION

                                                                   As of December 31,
                                             -----------------------------------------------------
                                             1997             1996           1995            1994         1993
                                             ----             ----           ----            ----         ----
                                                                (amounts in thousands)

Total assets                               $109,718        $110,064         $94,492        $86,872       $84,796

Long-term debt (2)                           56,875          32,857          47,316         40,414        30,790

Capital lease obligations,
   long-term (3)                             12,085          12,537              --             --            --

Senior redeemable
   preferred stock (4)                        5,207           4,828           4,494          4,192         3,922

Class B redeemable
   preferred stock (4)                       12,035          11,087          10,252          9,497         8,822

Redeemable preferred
   Stock (4)                                 29,951          24,230          18,647         14,263        11,417


(1) See Note 2 to the Consolidated Financial Statements in Item 8 regarding the sale of TCS.

(2) See Note 4 to the  Consolidated  Financial  Statements  in Item 8 regarding long-term debt obligations of the Company.
    Total long-term debt obligations include  amounts  due under the Senior  Credit  Facility  and  subordinated notes.

(3) See Note 8 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.

(4) See Note 5 to the  Consolidated  Financial  Statements  in Item 8 regarding redeemable preferred stock of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Over the last three years, the Company has invested significant resources into sales and marketing, development of certain software and hardware products, and into contract and Company infrastructure to support the contracts awarded to the Company. Company backlog decreased from $1.2 billion at December 31, 1996 to $1.0 billion at December 31, 1997. Backlog grew from $328 million at December 31, 1994 to $1.3 billion at December 31, 1995. Additionally, the Company has established a comprehensive offering of products and services on its GSA schedule. These investments and efforts have allowed the Company to win all of its significant contract rebids, as well as providing significant new business opportunities.

     During 1997, the Company experienced a turnaround year from an operations perspective. The Company generated net income in 1997, despite incurrence of operating losses at Enterworks of approximately $5.8 million (prior to certain separate company adjustments) primarily due to the start-up nature of its operations and the continued development of its software products. The Company's investment in new software and hardware products provides the Company with an expanded product line that, the Company believes, offers its customers unique value added solutions for their computing and information gathering and analysis problems. The investment in software products is primarily through Enterworks and is focused on data integration and information processing (workflow). This investment in hardware products has historically been through Telos' Systems Integration Group, however, based on market conditions no significant investment in hardware product development is expected in the near term.

     While 1996 was a difficult year from an operational perspective due to the federal government budget impasse in early 1996, the Company continued to invest in contract and Company infrastructure to support a number of contracts awarded in late 1995. This investment included additional personnel in program and contract management and in sales and marketing. The Company also moved to a larger headquarters and systems integration facility in 1996 which resulted in increased rent expense and other costs associated with the move in 1996. The Company continually evaluates its cost structure and in the fourth quarter of 1996 implemented a cost reduction plan focused on indirect costs and personnel.

     In February 1998 the Company sold substantially all of the net assets of one of its groups, Telos Information Systems (TIS) for approximately $15 million. Late in 1996 the Company sold the net assets of its Telos Consulting Services (TCS) division for $31.6 million. These transactions allow the Company to further focus its efforts on strategic business opportunities. See the discussions included in the "Results of Operations" and "Liquidity and Capital Resources" sections below.

Revenue by Contract Type

     Approximately 96.1% of the Company's total revenues in 1997 were attributable to contracts with federal, state, and local governments, including 94.6% attributable to the federal government. This represents an increase of 11.2% from 1996 and relates primarily to several significant contracts awarded during 1997. The Company's revenues are generated from various contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has minimal long-term fixed price development contracts. The Company's firm fixed price contracts, for the most part, represent either contracts for the purchase of computer equipment at established contract prices or contracts for maintenance of computer hardware. A significant portion of the Company's revenue is from time and material and cost reimbursable contracts, which generally allow the pass-through of allowable costs plus a profit margin. For 1997, revenue by contract type was as follows: time and materials, 28.7%; firm fixed price, 49.4%; cost reimbursable, 15.9%; fixed monthly rate, 5.5%; and other, 0.5%. While the Company has not experienced any significant recent terminations or renegotiations, government contracts may be terminated or renegotiated at any time at the convenience of the government.

Statement of Income Data

     The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

                                                                      Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                     1997                     1996                     1995
                                             -------------------------------------------------------------------------
                                                                  (dollar amounts in thousands)
Sales                                        $253,787    100.0%       $188,895     100.0%       $175,759   100.0%

Cost of sales                                 218,430     86.1         168,281      89.1         145,522    82.8
Selling, general and
   administrative expenses                     27,054     10.7          29,055      15.4          23,262    13.2
Goodwill amortization                             892      0.3           1,001       0.5           1,950     1.1
                                              -------    -----         -------     -----         -------   -----

   Operating income (loss)                      7,411      2.9          (9,442)     (5.0)          5,025     2.9

Interest expense                               (7,455)    (2.9)         (5,668)     (3.0)         (4,385)   (2.5)
Other income (expense)                            124       --            (445)     (0.2)             27      --
                                              -------    -----         -------     -----         -------   -----
Income (loss) before taxes
   and minority interest                           80       --         (15,555)     (8.2)            667     0.4

Income tax (benefit) provision                 (1,332)    (0.6)         (5,739)     (3.0)             75      --
                                              -------    -----         -------     -----         -------   -----

Income (loss) from
   continuing operations                        1,412      0.6          (9,816)     (5.2)            592     0.4
Discontinued Operations:
  Income from discontinued
  operations                                       --       --             500       0.2             423     0.2
  Gain on sale of TCS                              --       --          11,524       6.1              --      --
                                              -------    -----         -------     -----         -------   -----
Net income                                   $  1,412      0.6%       $  2,208       1.1%       $  1,015     0.6%
                                              =======    =====         =======     =====         =======   =====

Financial Data by Market Segment

     The Company operates in two principal market segments: Systems and Support Services, which consists of Enterworks and software and hardware services, and Systems Integration. In 1998, the Company expects to further consolidate and reorganize certain reporting units or business functions.

     Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

                                                                          Year Ended December 31,
                                                           ---------------------------------------------------
                                                           1997                     1996                  1995
                                                          ------                   ------               ------
                                                                       (dollar amounts in thousands)
Sales:
    Systems and Support Services                        $124,450                 $103,675              $105,801
    Systems Integration                                  129,337                   85,220                69,958
                                                         -------                  -------               -------
      Total                                             $253,787                 $188,895              $175,759
                                                         =======                  =======               =======

Gross Profit:
    Systems and Support Services                          20,482                   12,192                15,122
    Systems Integration                                   14,875                    8,422                15,115
                                                         -------                  -------               -------
      Total                                             $ 35,357                 $ 20,614              $ 30,237
                                                         =======                  =======               =======

Gross Margin:

    Systems and Support Services                            16.5%                    11.8%                 14.3%
    Systems Integration                                     11.5%                     9.9%                 21.6%
      Total                                                 13.9%                    10.9%                 17.2%

Results of Operations

Years ended December 31, 1997 and 1996

     Sales increased $64.9 million, or 34.4%, from $188.9 million in 1996 to $253.8 million in 1997. This increase was attributable both to the Systems Integration Group which reported an increase in sales of $44.1 million and the Systems and Support Services Group with an increase in sales of $20.8 million.

     The increase in Systems Integration Group's revenue was primarily due to orders under its Joint Recruiting Information Support System Blanket Purchase Agreement ($15.1 million) as well as its U.S. Courts Systems Data Communication Network contract ($10.6 million) which were both awarded in 1997. In general, those 1996 contracts that continued into 1997 experienced reduced order volume, except for the Small Multi-User Computer II ("SMC-II") contract which had an increase in order volume of $25.7 million from 1996 to 1997.

     The increase in the Systems and Support Services Group's revenue is primarily attributable to the effect of a Blanket Purchase Agreement won and completed in 1997 for the Immigration and Naturalization Service ($12.8 million). The TIS division, which held Jet Propulsion Laboratory contracts, experienced an increase in revenue of $6.1 million in 1997, compared to 1996. Hardware support revenues remained fairly consistent between 1997 and 1996.

     Based on the Company's backlog position, 1998 should continue to present significant opportunities for revenue generation. Part of the Company's strategic direction is to market business opportunities with more profitable product margins. These markets are highly competitive and revenue projections remain uncertain. The Company expects reduced revenue volume in 1998, due to the sale of the TIS group which had total revenue of approximately $24 million in 1997.

     Cost of sales increased by $50.1 million, or 29.8%, to $218.4 million in 1997 from $168.3 million in 1996. This increase is the result of increased sales during the year and changes in the revenue product mix. The Systems and Support Services Group benefited significantly as a result of new contract revenues described above. The cost of labor required to support these new contracts, as a percentage of revenue, was much less than to support traditional services contracts, on a per hour basis. Additionally, the Systems and Support Services Group implemented a cost reduction program to reduce labor and material costs in the hardware support area. The Systems Integration Group benefited from the insertion of new technology with lower cost components as part of the solutions provided in its larger contracts. However, in the second half of 1997, certain additional reserves for the write-off of inventory and software and product development costs of approximately $3 million were recorded. Such write-offs included approximately $900,000 for a net realizable value adjustment to deferred software costs which resulted from changes in the marketplace and future cash flow projections.

     Gross profit increased by $14.8 million for the year to $35.4 million in 1997, from $20.6 million in 1996. The increase is primarily attributable to the increased order flow and the increases in revenue and changes in cost of sales discussed above. Gross profit also reflects the result of cost cutting measures initiated in 1996 and continued in 1997, including staff reductions and branch consolidation. The Company believes that its gross profit will continue to improve by the end of 1998, though there is no assurance that such improvement will occur.

     Selling, general and administrative (SG&A) expenses decreased for the year by approximately $2.0 million, from $29.1 million in 1996 to $27.1 million in 1997. A reduction in SG&A costs in 1997 resulted from the Company's relocation to a new headquarters facility in May 1996. The lease for the new facility is considered a capital lease rather than the previous operating lease. The Company also realized a reduction in facility and operating costs as a result of the sale of TCS in late 1996. Additionally, aggressive cost reduction programs implemented in late 1996, reduced bid and proposal and sales and marketing expenses as well as other discretionary expenses contributed to the decrease in SG&A expenses. SG&A as a percentage of sales decreased to 10.7% for 1997 from 15.4% in 1996.

     Goodwill amortization expense was $892,000 for 1997 compared to $1.0 million for 1996. The reduction in goodwill amortization is attributable to adjustments in the goodwill balance as a result of realization of acquired tax benefits resulting from the 1992 acquisition of Telos Corporation (California).

     The change from an operating loss of $9.4 million in 1996 to operating income of $7.4 million in 1997 is a result of the increases in gross profit and the decreases in SG&A discussed above.

     Other non-operating income of $124,000 for 1997 is compared to an expense of $445,000 in 1996. The expense in 1996 was primarily attributable to costs required to settle a previous non-operating related lawsuit.

     Interest expense increased approximately $1.8 million to $7.5 million for 1997, as compared to $5.7 million in 1996. The increase is a result of the significant increase in the average outstanding balance of the Senior Credit Facility for most of 1997, as well as an increase in interest recorded for capital lease obligations associated with the mid-1996 move by the Company to its new manufacturing and support facility in Ashburn, Virginia. The Company believes its interest expense in 1998 will be less than the 1997 levels with a reduced Senior Credit Facility balance and anticipated 1998 operating performance. However, there can be no assurance that the reduction in interest expense will occur.

     The income tax benefit recognized for 1997 of $1.3 million represents the reduction of the valuation allowance related principally to net operating loss carryforwards which are expected to be utilized to offset the taxable gain to be recognized related to the sale of TIS in February 1998.

Years ended December 31, 1996 and 1995

     Sales increased $13.1 million, or 7.5%, from $175.8 million to $188.9 million for 1996 as compared to 1995. This increase was primarily attributable to the Systems Integration Group, which reported an increase in sales of $15.3 million for the year. This increase was offset by a decline in sales in the Systems and Support Services Group of $2.1 million for the year.

     The increase in the Systems Integration Group's revenue was due to increased order volume during the second half of 1996. Increased orders in the Systems Integration Group were due to the SMC-II contract, as well as increased sales under the GSA schedule and other contract vehicles.

     The revenue decline in the Systems and Support Services Group is primarily due to a decrease in hardware support revenue of $5.2 million from 1995 to 1996. This decline is a result of the continued migration from mainframe to network based computing as the servers and desktop computers generally provide lower maintenance revenue. Additionally, the hardware support area continues to experience a shift from fixed price contracts to time and materials contracts which produce less predictable revenue streams. This decrease was offset by increases in Enterworks revenue of $800,000 and software support revenue of $2.3 million from 1995 to 1996. The Enterworks increase was attributable to expanded sales and marketing efforts of the subsidiary's products and related consulting. The software support revenue increase is due to increased services under certain of the Company's large labor contracts.

     Cost of sales increased by $22.8 million, or 15.6%, to $168.3 million in 1996, from $145.5 million in 1995. This increase is the result of the increase in sales for the period, changes in the revenue product mix and increases in contract infrastructure costs. Revenue, particularly within the Systems Integration Group, for 1996 included certain higher cost equipment and software as compared to 1995. This mix change was a result of new contracts, such as SMC-II, having increased sales of older technology equipment where the Company has higher costs as well as increased sales of new products developed by the Company that had higher manufacturing costs than anticipated. Additionally, within the Systems and Support Services Group, the Company experienced increased labor and material costs in the hardware support area. Cost of sales also increased due to higher rent expense in 1996 as a result of the move to a new facility.

     Gross profit decreased by $9.6 million for 1996 to $20.6 million from $30.2 million in 1995. The decrease is primarily attributable to the cost of sales increases discussed above. The Company undertook a number of cost-cutting measures such as staff reduction and branch consolidation to increase its profitability. The Company's gross margin was 10.9% for 1996 as compared to 17.2% for 1995.

     SG&A expenses increased for 1996 by approximately $5.8 million, to $29.1 million in 1996 from $23.3 million in 1995. These increases were primarily due to an increase in sales and marketing in 1996 as compared to 1995, as well as an increased investment in infrastructure for contracts won in late 1995. Also, in 1996, based on a review of its operations and requirements, the Company had certain adjustments which increased SG&A by $1.6 million in the area of accounts receivable, loss contracts and other reserves. This coupled with certain 1995 adjustments, which reduced SG&A by $1.7 million in such areas as employee benefits and certain closure reserves, led to the increase in SG&A. SG&A as a percentage of sales increased to 15.4% for 1996 from 13.2% in 1995.

     Goodwill amortization expense was $1.0 million for 1996 compared to $2.0 million for 1995. The reduction in goodwill amortization is attributable to adjustments in the goodwill balance as a result of realization of acquired tax benefits resulting from the 1992 acquisition of Telos Corporation (California). Also, goodwill amortization declined due to the completion of the goodwill amortization associated with the 1989 leveraged buy out of the Company.

     Operating income decreased by $14.4 million to a loss of $9.4 million in 1996 from income of $5.0 million in 1995 as a result of the aforementioned decreases in gross profit and the increase in SG&A in 1996.

     Other non-operating expense was approximately $445,000 for 1996 compared with $27,000 of other non-operating income in 1995. The expense in 1996 was primarily attributable to an additional reserve to fully record the provision for the settlement of litigation.

     Interest expense increased approximately $1.3 million to $5.7 million for 1996 from $4.4 million in 1995. The increase is a result of the increase in the average outstanding balance of the Senior Credit Facility for most of 1996, as well as the effect of the subordinated debt issued in 1995 being outstanding for the entire year in 1996. Also, as the Company is accounting for its new building lease as a capital lease, $600,000 of the increased interest expense relates to the building.

     For 1996, the Company had a combined federal and state income tax provision of $1.2 million including both continuing operations and discontinued operations. The Company, using SFAS 109 allocation methodology, recorded a benefit in continuing operations of $5.7 million. For the comparable period, the Company had a tax provision of $75,000.

     On December 27, 1996, the Company sold substantially all of the assets of its consulting division, TCS, to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. for approximately $31.6 million. The resulting gain from the sale of TCS of $11.5 million included a write-off of $6.9 million of goodwill allocated to the TCS operations and is net of $6.3 million of related income tax expense. The sale of TCS has been treated as a discontinued operation in accordance with APB Opinion Number 30 ("APB 30"). Pursuant to APB 30, the revenue, costs and expenses of TCS have been excluded from their respective captions in the Company's consolidated statements of income and the net results of these operations have been reported separately as "Income from discontinued operations." Included in the results of the discontinued operations is allocated interest expense of $1.5 million and $1.1 million for 1996 and 1995, respectively. Interest has been allocated based on the net assets of the discontinued operation in relation to the Company's consolidated net assets plus non-specific debt. Additionally, goodwill amortization of $418,000 and $420,000 for 1996 and 1995, respectively, has been included in the results of the discontinued operations.

Liquidity and Capital Resources

     The Company's capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock and common stock.

     At December 31, 1997, the Company had an outstanding balance of $39.9 million on its $45 million Senior Credit Facility ("Facility"). The Facility is collateralized by certain assets of the Company (primarily inventory and accounts receivable) and the amount of borrowings fluctuate based on the underlying asset borrowing base as well as the Company's working capital requirements. At December 31, 1997, the Company, under its borrowing base formula, had $5.1 million of unused availability.

     The Facility has various covenants, which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth and tangible capital goals, a fixed charge coverage ratio as well as certain financial results related to Enterworks. At December 31, 1997, the Company was not compliant with certain covenants contained in the Facility and the bank has waived such non-compliance.

     The Company continually evaluates its financing requirements to support its business base and anticipated growth. The Company anticipates that its current Facility will be adequate for 1998. However, should faster than anticipated growth occur, the Company believes that an expanded Facility would be required.

     The Company's subordinated notes are held principally by shareholders and/or management and approximate $16.9 million at December 31, 1997. These notes bear interest at various rates between 8% and 17% and become payable in 2000 through 2001. During 1997, the Company repaid one of its notes with the Company's principal common shareholder resulting in a decrease in subordinated notes of approximately $651,000. This decrease was offset by $143,000 of accretion of the subordinated notes required as a result of the issuance of certain notes with warrants in 1996.

     The Company has several classes of redeemable preferred stock. The redeemable preferred stock currently carries cumulative dividend rates of 12% and 14.125%. At December 31, 1997 the total amount of redeemable preferred stock including accumulated and unpaid dividends is $47.2 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. Mandatory redemption for both the senior redeemable preferred stock and the Class B redeemable preferred stock, including all dividends payable, is required on December 31, 2001. Mandatory redemption for the Company's 12% public preferred stock is required between 2005 and 2009.

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

     Cash used by operating activities was $15.3 million in 1997 due in large part to prior year purchase accruals, the timing of the accounts payable processing and an increase in accounts receivable as a result of sales growth. Cash used by investing activities was $5.7 million in 1997, reflecting capital expenditures of $2.6 million and $3.1 million in continued investments in software and product development costs related to Enterworks products. Management continues to develop and enhance their products in anticipating market demands. To provide cash for operating and investing activities as noted above, the Company had cash flows from financing activities of approximately $18.8 million in 1997, reflecting principally net proceeds from draws under the Facility.

     Effective  February  28,  1998,   the  Company  sold  the  TIS  group  for
approximately $15 million. The Company used, as required, the proceeds from the sale to pay down amounts outstanding under the Facility.

     The Company has a net deferred tax asset of $5.0 million at December 31, 1997. Management believes that the asset is fully realizable given the Company's existing backlog, projected taxable gains primarily as a result of the sale of TIS in 1998, and potential tax planning strategies existing at December 31, 1997.

Capital Expenditures

     The Company believes that its business is generally not capital intensive. Capital expenditures for property and equipment were $2.6 million in each of 1997 and 1996 and $1.0 million in 1995. The Company incurred capital expenditures in 1996 as a result of moving to a new headquarters and integration facility. In 1996, the Company entered into a twenty year lease for a building that provides significantly more integration and warehouse space. The Company expects capital expenditures to increase during 1998, however, there can be no assurances that the additional capital expenditures will occur.

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

Year 2000

     The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Systems that do not properly recognize date-sensitive information could generate erroneous data or cause a system to fail. The Company expects to incur internal staff costs as well as consulting and other expenses related to software and infrastructure enhancements necessary to prepare the systems for the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Management believes that the year 2000 compliance expense will not have a material effect on the Company.

     The Company expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Newly Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income." SFAS No. 130 becomes effective for the Company in 1998 and requires disclosure of "comprehensive income" as defined, and its components. The Company believes the adoption of SFAS No. 130 will not have a material effect on its consolidated financial statements.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement changes the way segment information is required to be reported. It also requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for the Company in 1998. The Company believes the adoption of SFAS No. 131 will not have a material effect on the disclosures in its consolidated financial statements.

     In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1. Among other matters, the provisions of SOP 97-2 establish the requirement that the allocation of revenue to the various individual elements of those arrangements that provide for the sale of several products and/or services are to be based on the fair value of each element. The provisions of SOP 97-2 are effective for the Company for transactions entered into after December 31, 1997. On March 18, 1998, the Financial Accounting Standards Board cleared a Statement of Position that provides for a one year deferral of certain provisions of the SOP pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the impact of the SOP upon expiration of the one year deferral period is not currently determinable.

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

     While the Company believes it has adequate financing to support its revenue base anticipated for 1998, the Company's growth depends upon its ability to obtain additional capital and financing sources. The Company continually reviews the requirements for additional financing. However, no assurance can be made on whether such financing, if necessary, can be obtained, or if available, that it will be available on acceptable terms.

Item 8.  Financial Statements and Supplementary Data


                                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page
Report of Independent Accountants - Price Waterhouse LLP....................................................17

Report of Independent Accountants - Coopers & Lybrand L.L.P.................................................18

Consolidated Statements of Income for the Years Ended
 December 31, 1997, December 31, 1996 and December 31, 1995.................................................19

Consolidated Balance Sheets as of December 31, 1997 and
    December 31, 1996.......................................................................................20-21

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, December 31, 1996 and December 31, 1995..............................................22

Consolidated Statements of Changes In Stockholders' Investment (Deficit)
    for the Years Ended December 31, 1997, December 31, 1996
    and December 31, 1995...................................................................................23

Notes to Consolidated Financial Statements..................................................................24-40


                                                INDEX TO SCHEDULES

All  schedules  are omitted  because  they are not  applicable  or the  required information  is  included in the  consolidated  financial  statements  or notes thereto.

                        Report of Independent Accountants






To the Board of Directors and Stockholders of Telos Corporation



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' investment (deficit) present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Telos Corporation and its subsidiaries for the years ended December 31, 1996 and 1995 were audited by other independent accountants whose report dated March 28, 1997 expressed an unqualified opinion on those statements.




PRICE WATERHOUSE LLP


Washington, DC
March 27, 1998

                        Report of Independent Accountants






To the Board of Directors and Stockholders of Telos Corporation



     We have audited the accompanying consolidated balance sheet of Telos Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' investment (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telos Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P


Washington, DC
March 28, 1997



                                        TELOS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                             (amounts in thousands)


                                                                      Year Ended December 31,
                                                      --------------------------------------------------
                                                         1997                   1996                  1995
                                                         ----                   ----                  ----
Sales
    Systems and Support Services                      $124,450                $103,675              $105,801
    Systems Integration                                129,337                  85,220                69,958
                                                       -------                 -------               -------

                                                       253,787                 188,895               175,759
                                                       -------                 -------               -------
Costs and expenses
    Cost of Systems and
      Support Services                                 103,968                  91,483                90,679
    Cost of Systems Integration                        114,462                  76,798                54,843
    Selling, general and
      administrative expenses                           27,054                  29,055                23,262
    Goodwill amortization                                  892                   1,001                 1,950
                                                       -------                 -------               -------

                                                       246,376                 198,337               170,734
                                                       -------                 -------               -------

Operating income (loss)                                  7,411                  (9,442)                5,025

Other income (expenses)
    Non-operating income (expense)                         124                    (445)                   27
    Interest expense                                    (7,455)                 (5,668)               (4,385)
                                                       -------                 -------               -------

Income (loss) before income taxes                           80                 (15,555)                  667
(Benefit) provision for income taxes                    (1,332)                 (5,739)                   75
                                                       -------                 -------               -------
Income (loss) from continuing
    operations                                           1,412                  (9,816)                  592

Discontinued operations:
 Income from discontinued
    operations (net of income tax
    provision of $566 for 1996)                             --                     500                   423

 Gain on sale of Consulting
    Services, (net of income tax
      provision of $6,327)                                  --                  11,524                    --
                                                       -------                 -------               -------

Net income                                            $  1,412                $  2,208              $  1,015
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



                                               TELOS CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                     (amounts in thousands)

                                                             ASSETS




                                                                                  December 31,
                                                                     ------------------------------------
                                                                         1997                      1996
                                                                         ----                      ----
Current assets
    Cash and cash equivalents
      (includes restricted cash of
      $231 at December 31, 1996)                                      $    587                  $  2,781
    Accounts receivable, net                                            57,972                    51,549
    Inventories, net                                                    12,390                    17,066
    Deferred income taxes                                                4,632                     1,643
    Prepaid income taxes                                                   268                       694
    Other current assets                                                   408                       230
                                                                       -------                   -------

      Total current assets                                              76,257                    73,963
                                                                       -------                   -------

Property and equipment
    Land and building                                                      346                       408
    Furniture and equipment                                             21,469                    20,174
    Leasehold improvements                                               2,750                     2,650
    Property and equipment
      under capital leases                                              13,774                    13,644
                                                                       -------                   -------
                                                                        38,339                    36,876

    Accumulated depreciation
      and amortization                                                 (22,609)                  (20,390)
                                                                       -------                   -------

                                                                        15,730                    16,486
                                                                       -------                   -------

Goodwill, net                                                           12,466                    13,545
Deferred income taxes                                                      385                     1,468
Other assets                                                             4,880                     4,602
                                                                       -------                   -------

                                                                      $109,718                  $110,064
                                                                       =======                   =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                                            TELOS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                        (amounts in thousands, except share data)

                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)


                                                                                            December 31,
                                                                               ----------------------------------
                                                                                     1997                  1996
                                                                                     ----                  ----
Current liabilities
   Accounts payable                                                               $ 16,912              $ 35,730
   Accrued compensation and benefits                                                 8,553                10,163
   Unearned warranty revenue                                                         1,135                 1,575
   Current portion, capital lease obligations                                          430                   357
   Other current liabilities                                                         5,401                 9,776
                                                                                   -------               -------

      Total current liabilities                                                     32,431                57,601

Senior credit facility                                                              39,945                15,418
Senior subordinated notes                                                           16,930                17,439
Capital lease obligations                                                           12,085                12,537
Other long-term liabilities                                                             --                   154
                                                                                   -------               -------
      Total liabilities                                                            101,391               103,149

                                                                                   -------               -------

Commitments and contingencies (Note 8)

Redeemable preferred stock
    Senior redeemable preferred stock, $.01 par value,
      Series A-1 and A-2, 1,250 and 1,750 shares authorized, issued and outstanding, respectively (aggregate liquidation preference
      of $3,000)                                                                     5,207                 4,828
    Class B Redeemable Preferred Stock, $.01 par value, 7,500 shares authorized, issued and outstanding (aggregate liquidation
      preference of $7,500)                                                         12,035                11,087
    Redeemable preferred stock, $.01 par value, issued and outstanding,
      6,000,000 shares authorized, 3,595,586 shares (aggregate liquidation
      preference of $35,956)                                                        29,951                24,230
                                                                                   -------               -------
                                                                                    47,193                40,145
                                                                                   -------               -------
Stockholders' investment
   Class A common stock, no par value, 50,000,000 shares authorized,
      23,076,753 shares issued and outstanding                                          65                    65
   Class B common stock, no par value, 50,000,000 shares authorized,
      4,037,628 shares issued and outstanding                                           13                    13
   Capital in excess of par                                                             --                 4,048
   Accumulated deficit                                                             (38,944)              (37,356)
                                                                                   -------               -------
     Total stockholders' investment (deficit)                                      (38,866)              (33,230)
                                                                                   -------               -------

                                                                                  $109,718              $110,064
                                                                                   =======               =======


                       The accompanying notes are an integral part of these consolidated financial statements.



                                               TELOS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (amounts in thousands)

                                                                                     Year Ended December 31,
                                                                               ----------------------------------
                                                                                  1997         1996         1995
                                                                                  ----         ----         ----
Operating activities:
    Net income                                                                  $ 1,412      $ 2,208      $ 1,015
    Adjustments to reconcile net income
      to cash used in operating activities:
      Depreciation and amortization                                               4,098        3,058        3,376
      Gain on sale of TCS                                                            --      (17,176)          --
      Loss on disposal of fixed assets                                              715           --           --
      Goodwill amortization                                                         892        1,418        2,370
      Amortization of debt issuance costs                                           243           78           17
      Accretion of subordinated notes                                               143           --           --
      Provision for inventory obsolescence                                        2,150        1,008          312
      Provision for doubtful accounts receivable                                    490          647          103
      Provision for loss on shutdown of division                                     --           --         (760)
      Provision for net realizable value of other assets                            887           --           --
      Deferred income tax (benefit) provision                                    (1,719)         900           --
      Provision for employee benefits                                                --           --          974
      Provision for employee insurance                                               --           --         (891)
      Changes in assets and liabilities
         Increase in accounts receivable                                         (6,913)     (14,487)      (3,870)
         Decrease (increase) in inventories                                       2,186       (2,364)      (8,582)
         Decrease (increase) decrease in other assets                               795       (2,076)       1,845
         Decrease (increase) in accounts payable and
           other liabilities                                                    (20,559)      11,283       (2,342)
                                                                                 ------       ------       ------
         Cash used in operating activities                                      (15,180)     (15,503)      (6,433)
                                                                                 ------       ------       ------
Investing activities:
    Proceeds from sale of discontinued operations                                    --       31,579           --
    Purchase of property and equipment                                           (2,589)      (2,558)      (1,013)
    Investment in other assets                                                   (3,083)      (1,422)        (680)
                                                                                 ------       ------       ------
         Cash (used in) provided by investing activities                         (5,672)      27,599       (1,693)
                                                                                 ------       ------       ------
Financing activities:
    Proceeds (payments) from Senior Credit Facility                              24,526      (16,894)      (1,688)
    Proceeds from debt issuance                                                      --        3,278       14,373
    (Decrease) increase in book overdrafts                                       (4,838)       3,833        2,722
    Repayment of long-term debt                                                    (651)          --       (5,800)
    Debt issue costs                                                                 --           --       (1,187)
    Payments under capital lease obligations                                       (379)        (267)          --
                                                                                 ------       ------       ------
         Cash provided by (used in) financing
         activities                                                              18,658      (10,050)       8,420
                                                                                 ------       ------       ------

    (Decrease) increase in cash and cash equivalents                             (2,194)       2,046          294
    Cash and cash equivalents at beginning of the year                            2,781          735          441
                                                                                 ------       ------       ------
    Cash and cash equivalents at end of year                                    $   587      $ 2,781      $   735
                                                                                 ======       ======       ======

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
    Interest                                                                    $ 6,872      $ 5,760      $ 5,348
                                                                                 ======       ======       ======
    Income taxes paid (refunded)                                                $    92      $   187      $(2,155)
                                                                                 ======       ======       ======
Supplemental schedule of non-cash investing activities:
    Assets under capital lease                                                  $    --      $13,154      $    --
                                                                                 ======       ======       ======

              The accompanying notes are an integral part of these consolidated financial statements.



                                            TELOS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT (DEFICIT)
                                              (amounts in thousands)


                                                                                                          Total
                                                      Class A     Class B     Capital                  Stockholders'
                                                       Common     Common     In Excess   Accumulated    Investment
                                                       Stock      Stock       of Par       Deficit       (Deficit)
                                                       -----      -----       ------       -------       ---------
Balance December 31, 1994                              $ 65       $ 13        $12,095     $(37,356)     $(25,183)

Senior redeemable preferred stock dividend               --         --             --         (302)         (302)
Class B redeemable preferred stock dividend              --         --            (42)        (713)         (755)
Redeemable preferred stock dividend                      --         --         (3,236)          --        (3,236)
Redeemable preferred stock accretion                     --         --         (1,148)          --        (1,148)
Net income for the year                                  --         --             --        1,015         1,015
                                                        ---        ---         ------       ------        ------

Balance December 31, 1995                                65         13          7,669      (37,356)      (29,609)


Senior redeemable preferred stock dividend               --         --             --         (334)         (334)
Class B redeemable preferred stock dividend              --         --             --         (835)         (835)
Redeemable preferred stock dividend                      --         --         (3,272)      (1,039)       (4,311)
Redeemable preferred stock accretion                     --         --         (1,270)          --        (1,270)
Enterworks common stock warrants                         --         --            921           --           921
Net income for the year                                  --         --             --        2,208         2,208
                                                        ---        ---         ------       ------        ------

Balance December 31, 1996                                65         13          4,048      (37,356)      (33,230)


Senior redeemable preferred stock dividend               --         --           (379)          --          (379)
Class B redeemable preferred stock dividend              --         --           (948)          --          (948)
Redeemable preferred stock dividend                      --         --         (2,721)      (1,594)       (4,315)
Redeemable preferred stock accretion                     --         --             --       (1,406)       (1,406)
Net income for the year                                  --         --             --        1,412         1,412
                                                        ---        ---         ------       ------        ------

Balance December 31, 1997                              $ 65       $ 13        $    --     $(38,944)     $(38,866)
                                                        ===        ===         ======       ======        ======



                   The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Summary of Significant Accounting Policies

Business and Organization

     Telos Corporation ("Telos" or "the Company") provides enterprise integration services and solutions primarily to the U.S. Federal Government and industry. In addition to its core competency of software development and systems support services, Telos delivers information security, enterprise integration and networking infrastructure solutions to its customers.

     The Company, founded in 1968, is incorporated under the laws of the State of Maryland.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly-owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., and Telos International Corporation and its substantially owned subsidiary Enterworks, Inc., formerly, enterWorks.com ("Enterworks") (collectively, the "Company"). Significant intercompany transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company's consolidated financial statements include revenue recognition under contract percentage of completion methodology, allowance for accounts receivable, allowance for inventory obsolescence, valuation of goodwill and other noncurrent assets, the valuation allowance for deferred tax assets, employee benefits and estimated useful lives of goodwill, property and equipment and other noncurrent assets. Actual results could differ from those estimates.

Revenue Recognition

     The majority of the Company's sales are made directly or indirectly to the federal government. A substantial portion of the Company's revenues are derived from time and materials and cost reimbursement contracts, under which revenue is recognized as services are performed and costs are incurred. The Company generally recognizes equipment revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized as such services are performed. Revenue from the licensing of software is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 91-1 (SOP 91-1),"Software Revenue Recognition", whereby revenue is recognized when a noncancelable revenue agreement is in force, the product has been shipped and no significant obligations remain. Revenue generated from warranty service contracts is recognized ratably over the warranty service period. The Company records loss provisions for its contracts, if required, at the time such losses are identified.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash management program utilizes zero balance accounts.
Accordingly, all book overdraft balances have been reclassified to accounts payable.

Inventories

     Inventories  are  stated  at the  lower  of  cost  or  market,  cost  being determined primarily on the first-in, first-out method. Substantially all inventories consist of purchased hardware and component computer parts used in connection with systems integration services performed by the Company. Inventories also include spare parts of $1,329,000 and $1,414,000 at December 31, 1997 and 1996, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

     At December 31, 1997 and 1996, the Company's allowance for inventory obsolescence was $3,915,000 and $2,357,000, respectively. The components of the allowance for inventory obsolescence are set forth below (in thousands):

                                                                   Additions
                                                   Balance,       Charged to                             Balance,
                                                  Beginning        Costs and                               End
                                                   of Year          Expense        Deductions(1)         of Year
                                               --------------   --------------     -------------         -------

Year Ended December 31, 1997                       $2,357           $2,150            $592               $3,915

Year Ended December 31, 1996                       $1,385           $1,008            $ 36               $2,357

Year Ended December 31, 1995                       $1,078           $  312            $  5               $1,385

(1) Inventories written off.

Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of the individual assets or classes of assets as follows:

        Buildings                                  20   Years
        Machinery and equipment                    3-7  Years
        Office furniture and fixtures              5-7  Years
        Leasehold improvements                     Life of Lease

     Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of property and equipment under capital leases is computed on the straight-line method over the term of the related lease.

     Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the statement of income. Expenditures for repairs and maintenance are charged to operations as incurred.

     Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $2,630,000, $2,255,000 and $1,865,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

     Goodwill arose principally from the acquisition of Telos Corporation (California) in 1992 and has been assigned a useful life of twenty years. The useful life considered a number of factors including the Company's maintenance of long-term significant customer relationships for periods of up to twenty-seven years and its strong positions in the marketplace.

     The Company assesses the potential impairment and recoverability of goodwill on an annual basis and more frequently if factors dictate. Management forecasts are used to evaluate the recovery of goodwill through determining whether amortization of goodwill can be recovered through projected undiscounted future cash flows. If an impairment of goodwill is indicated, the impairment is measured based on projected discounted cash flows using a discount rate reflecting the Company's cost of funds. In addition, the Company may assess the net carrying amount of goodwill using internal and/or independent valuations of the Company.

     Accumulated amortization of goodwill at December 31, 1997 and 1996 was $7,947,000 and $7,055,000, respectively.

Other Assets

     Other noncurrent assets consist principally of deferred software development costs and debt issuance costs. The Company expenses all research and development costs incurred in connection with software development projects until such software achieves technological feasibility, determined based on the achievement of a working model or a detailed program design. All costs thereafter are capitalized. The Company amortizes such capitalized costs on a product-by-product basis over the greater of the amount computed using an estimated product life of three years or the ratio that current gross revenues bears to the total of current and anticipated future gross revenues. The Company periodically evaluates the realizability of these capitalized costs through evaluation of anticipated revenue and gross margin as compared to current revenue and gross margin. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software product, a loss is recognized.

     Unamortized software and product costs at December 31, 1997 and 1996 were $3.6 million and $2.5 million, respectively. Amortization expense associated with these capitalized software and product costs was $1,128,000, $689,000 and $170,000 in 1997, 1996 and 1995, respectively. Additionally, $887,000 was written as a net realizable value adjustment in 1997.

     Debt issuance costs are amortized over the term of the underlying financial instrument, which amortization method does not differ significantly from the effective interest method. Unamortized costs amounted to $668,000 and $911,000 at December 31, 1997 and 1996, respectively.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The Company provides a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting for Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures are made as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense.

Research and Development

     The Company charges all research and development costs to expense as incurred, until, in the case of software, technological feasibility is reached after which time such costs are capitalized (see discussion in Other Assets, above). During 1997, 1996 and 1995, the Company expensed $1.0 million, $1.2 million and $1.4 million in research and development costs, respectively.

Earnings per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS). As the Company does not have publicly held common stock or potential common stock, this Statement is not applicable and, accordingly, no EPS data is reported for any of the years presented.

Financial Instruments

     The Company uses various methods and assumptions to estimate the fair value of its financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues. The Company has not estimated the fair value of its subordinated debt or its redeemable preferred stock. The Company does not deem such estimation practicable due to the unique features of these instruments.

     Fair value estimates are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Newly Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income." SFAS No. 130 becomes effective for the Company in 1998 and requires disclosure of "comprehensive income," as defined, and its components. The Company believes that the adoption of SFAS No. 130 will not have a material effect on its consolidated financial statements.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement changes the way segment information is required to be reported. It also requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for the Company for 1998. The Company believes that the adoption of SFAS No. 131 will not have a material effect on the disclosures in its consolidated financial statements.

     In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1. Among other matters, the provisions of SOP 97-2 establish the requirement that the allocation of revenue to the various individual elements of those arrangements that provide for the sale of several products and/or services are to be based on the fair value of each element. The provisions of SOP 97-2 are effective for the Company for transactions entered into after December 31, 1997. On March 18, 1998, the Financial Accounting Standards Board cleared a Statement of Position that provides for a one year deferral of certain provisions of the SOP pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the impact of the SOP upon expiration of the one year deferral period is not currently determinable.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The sale of TCS has been treated as a discontinued operation in accordance with APB Opinion Number 30 ("APB 30"). Pursuant to APB 30, the revenue, costs and expenses of TCS have been excluded from their respective captions in the Company's consolidated statements of income and the net results of these operations have been reported separately as "Income from discontinued operations." Included in the results of the discontinued operation is allocated interest expense of $1.5 million and $1.1 million for 1996 and 1995, respectively. Interest has been allocated based on the net assets of the discontinued operations in relation to the Company's consolidated net assets plus non-specific debt. Additionally, goodwill amortization of $418,000 and $420,000 for 1996 and 1995, respectively, has been included in the results of the discontinued operations.

     TCS had revenue of $33.1 million and $27.1 million for 1996 and 1995, respectively.


Note 3.       Revenue and Accounts Receivable

     Revenue resulting from contracts and subcontracts with federal, state, and local governments accounted for 96.1%, 86.4% and 84.8% of consolidated revenue in 1997, 1996 and 1995, respectively. As the Company's primary customer is the federal government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses.

     The components of accounts receivable are as follows (in thousands):

                                                                                        December 31,
                                                                                ----------------------------
                                                                                  1997               1996
                                                                                  ----               ----
    Billed accounts receivable                                                  $48,207             $40,225
                                                                                 ------              ------

    Amounts billable upon acceptance by customer                                  3,236               5,165
    Amounts currently billable                                                    7,493               7,084
                                                                                 ------              ------

    Total unbilled accounts receivable                                           10,729              12,249
                                                                                 ------              ------

    Allowance for doubtful accounts                                                (964)               (925)
                                                                                 ------              ------
                                                                                $57,972             $51,549
                                                                                 ======              ======


     The provision for doubtful accounts receivable was $490,000, $647,000 and $103,000 for 1997, 1996 and 1995, respectively. Reductions to the allowance were primarily due to write-offs of accounts receivable and other adjustments.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Debt Obligations

Senior Revolving Credit Facility

     At December 31, 1997, the Company has a $45 million Senior Revolving Credit Facility (the "Facility") with a bank which expires on July 1, 2000 and has an outstanding balance of $39.9 million. Borrowings under the Facility are collateralized by certain assets of the Company (primarily accounts receivable and inventory), and the amount of the available borrowings fluctuates based on the underlying asset borrowing base and the Company's working capital requirements. The agreement requires payment of a fee of .25% of the unused portion of the Facility. The Facility bears interest at 1.0% over the bank's base rate or 9.5% at December 31, 1997. The weighted average interest rate on the outstanding borrowings under the Facility was 9.44% for 1997 compared with 10.45% for 1996. At December 31, 1997, the Company had approximately $5.1 million available under the Facility.

     The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth and tangible capital goals, a fixed charge coverage ratio as well as certain financial results related to Enterworks. At December 31, 1997, the Company was not compliant with certain covenants contained in the Facility and the bank has waived such non-compliance.

     The carrying value of the Facility at December 31, 1997 and 1996 approximates fair value.

Senior Subordinated Notes

     At December 31, 1996, the Company had a $675,000 Senior Subordinated Note, Series A with a balance of $651,000 outstanding with John R. C. Porter, the Company's principal common shareholder. The note had an interest rate per annum of 11.875% from January 1, 1992 through January 14, 1995, then increased to 14% per annum from January 15, 1995 through January 14, 1997, and increased to 17% thereafter. Interest was payable in semi-annual installments on June 30 and December 31 of each year. The note was collateralized by certain assets of the Company. The note was issued in 1992 and matures on January 14, 2002. The Company retired this note in 1997.

     In 1995 the Company issued additional Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series
C. Series B Notes, which total $6.5 million at December 31, 1997 and 1996, are collateralized by fixed assets of the Company. Series C Notes, which total $7.9 million at December 31, 1997 and 1996, are unsecured. Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after occurrence of a triggering event. At December 31, 1997, the prepayment premium that would be due upon a triggering event is $4,664,000.


Enterworks Subordinated Notes

     During 1996, the Company completed a private financing whereby $3,277,960 of 8% subordinated debt of Enterworks was issued. Investors included certain members of the Board of Directors and management and certain shareholders of the Company. The subordinated debt has a five year maturity. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. In connection with the debt, the Company issued 2,048,725 of warrants to purchase shares of Enterworks common stock. The warrants have an exercise price of one dollar and an exercise period of ten years. The Company has assigned a value to the warrants of $921,926 which has been included in capital in excess of par. The amount outstanding of this subordinated debt was approximately $2,557,000 and $2,414,000 at December 31, 1997 and 1996, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Redeemable Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. Through June 30, 1995, the Series A-1 and Series A-2 carried a cumulative per annum dividend rate of 9% of their liquidation value of $1,000 per share. From July 1, 1995 through June 30, 1997, the Series A-1 and A-2 each carry a cumulative dividend rate equal to 11.125%, which increased again to 14.125% per annum thereafter. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. At December 31, 1997 and 1996 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $2,207,000 and $1,828,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balances. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. Through December 31, 1997, there has been no available cash flow permitting mandatory redemption.

Class B Redeemable Preferred Stock

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. Through June 30, 1995, the Class B Redeemable Preferred Stock carried a cumulative per annum dividend rate of 9% of its liquidation value of $1,000 per share. From July 1, 1995 through June 30, 1997, the Class B Redeemable Preferred Stock had a cumulative dividend rate per annum equal to 11.125%, which increased to 14.125% per annum thereafter. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the Class B Redeemable Preferred stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At December 31, 1997 and 1996, undeclared and unpaid dividends relating to the Class B redeemable preferred stock totaled $4,535,000 and $3,587,000, respectively, and have been accrued and are included in the Class B redeemable preferred stock balance. Redemption of the stock may occur after payment in full of the principal and interest amount due on the Notes, and the redemption of the Series A-1 and A-2 redeemable preferred stock. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. Through December 31, 1997, there has been no available cash flow permitting mandatory redemption.

12% Cumulative Exchangeable Redeemable Preferred Stock

     The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, pursuant to the acquisition of the Company during 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 1997 and 1996 was $1,406,000 and $1,270,000, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Public Preferred Stock has a 20 year maturity, however, the Company must redeem, out of funds legally available, 20% of the Public Preferred Stock on the 16th, 17th, 18th and 19th anniversaries of November 21, 1989, leaving 20% to be redeemed at maturity. On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

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

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its Facility, and under Maryland law.

Note 6.  Stockholders' Investment and Employee Benefit Plans

Common Stock

     The relative rights, preferences, and limitations of the Class A common stock and the Class B common stock are in all respects identical. The holders of the common stock have one vote for each share of common stock held. Subject to the prior rights of the Public Preferred Stock or any series of the Series A redeemable preferred stock, holders of Class A and the Class B common stock are entitled to receive such dividends as may be declared.

Stock Warrants

     In 1992, the Company issued to the holder of the Class B Redeemable Preferred Stock a common stock warrant to purchase up to 3,150,468 shares of Class A common stock of the Company. The stock warrant was valued at $1,109,000 and such amount was shown as an increase in capital in excess of par. The warrant was initially exercisable to purchase up to 1,181,425 shares at any time. The warrant increased by 656,348 shares on June 30, 1993, by 656,348 shares on July 1, 1994 and by 656,347 shares on July 1, 1995. Through December 31, 1997, 1,837,773 shares of Class A Common Stock has been purchased under the warrant. The price per share at which shares have been purchased and are purchasable upon the exercise of the warrant is $.0025.

     In 1994, Mr. John R. C. Porter deposited $3 million with the Company's bank to provide the Company with increased borrowing capability under its Facility (see Note 5). In exchange, Mr. Porter was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Mr. Porter a warrant to acquire 7,228,916 shares of the Company's Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company's common stock at the issuance date. The warrant is fully exercisable and has a term of ten years from the date of issue.

Stock Options

     The Company has granted stock options to certain employees of the Company under three plans. The Long-Term Incentive Compensation Plan was adopted in 1990 ("1990 Stock Option Plan") and had option grants under it through 1991. In 1993, stock option plan agreements were reached with certain employees. In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan ("1996 Stock Option Plan").

     The Company also approved an Enterworks stock option plan ("1996 Enterworks Option Plan") during 1996. The Company generally grants options under its respective plans at the estimated fair value at the date of grant. Fair value is determined by management and approved by the Company's Board of Directors and is generally based on third party appraisals and information with respect to the business operations.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1990 Stock Option Plan

     Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company's Class A common stock are available for issuance under options to key employees, including officers and directors. The option price of $1.42 per share was not less than the fair market value at the date of the grant and the options are generally exercisable over a four year period. Additional information as to these options is as follows:

                                                                     Stock Option Activity
                                                          ----------------------------------------------
                                                           Numbers of Shares            Weighted Average
                                                               (000's)                   Exercise Price
                                                           -----------------             --------------
Outstanding at December 31, 1994                                626                        $1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (28)                        1.42
                                                                ---                         ----
Outstanding at December 31, 1995                                598                         1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (13)                        1.42
                                                                ---                         ----
Outstanding at December 31, 1996                                585                         1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (55)                        1.42
                                                                ---                         ----
Outstanding at December 31, 1997                                530                        $1.42
                                                                ===                         ====

1996 Stock Option Plan

     The 1996 Stock Option Plan allows for the award of up to 6,644,974 shares of common stock at an exercise price of not lower than fair market value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock options may be exercised over a ten year period subject to the vesting requirements.

     Additional information as to these options follows:

                                                                      Stock Option Activity
                                                          --------------------------------------------
                                                          Number of Shares            Weighted Average
                                                              (000's)                  Exercise Price
                                                          ----------------          ----------------
Outstanding at December 31, 1995                                 --                           --

    Granted                                                   3,897                        $0.95
    Exercised                                                    --                           --
    Canceled                                                    (29)                        0.97
                                                              ------                        ----
Outstanding at December 31, 1996                              3,868                         0.95

    Granted                                                   1,425                         1.01
    Exercised                                                    --                           --
    Canceled                                                   (286)                        0.97
                                                               ----                         ----
Outstanding at December 31, 1997                              5,007                        $0.97
                                                              =====                         ====

Other Option Plans

     In 1993, stock option plan agreements were reached to provide Mr. John Wood, CEO and President, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company's Class A common stock from the Company at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati's agreement was canceled in 1996 and the shares now available will be administered under the same terms as the 1996 Stock Option Plan. John Wood has the option to cancel the 1993 stock options discussed above and receive an equal number of options under the 1996 Plan at an exercise price of $.95 per share.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the effect on the 1996 Stock Option Plan as of December 31, 1997 would be to increase the number of shares outstanding to 5,707,000 with a weighted average exercise price of $0.96 per share.

1996 Enterworks Option Plan

     In 1996, Enterworks implemented a stock option plan that allows for the award of up to 5,000,000 shares of common stock at an exercise price of not lower than fair market value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock options may be exercised over a ten year period subject to the vesting requirements. Additional information as to these options follows:

                                                                       Stock Option Activity
                                                        -----------------------------------------------
                                                         Number of Shares              Weighted Average
                                                             (000's)                    Exercise Price
                                                         ----------------              ----------------
Outstanding at December 31, 1995                                 --                             --

    Granted                                                   2,744                          $0.22
    Exercised                                                    --                             --
    Canceled                                                    (15)                          0.12
                                                              ------                          ----
Outstanding at December 31, 1996                              2,729                           0.22

    Granted                                                     691                           0.77
    Exercised                                                  (163)                          0.12
    Canceled                                                   (362)                          0.29
                                                              -----                           ----
Outstanding at December 31, 1997                              2,895                          $0.35
                                                              =====                           ====


     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                               Options Outstanding          Options Exercisable
                                           ----------------------------------------         --------------------

                                                            Weighted
                                                            Average        Weighted                     Weighted
                           Range of          Number         Remaining       Average         Number      Average
                           Exercise       Outstanding      Contractual     Exercise      Exercisable    Exercise
                            Prices          (000's)       Life in Years     Price          (000's)       Price
                           --------         -------       -------------     -----          -------       -----
1990 Stock
  Option Plan                $1.42             530          2.5 years       $1.42            530         $1.42
                        =============        =====          =========       =====            ===         =====

1996 Stock
  Option Plan           $0.95 - $1.01        5,007          8.6 years       $0.97          1,436         $0.96
                        =============        =====          =========       =====          =====         =====

1996 Enterworks
   Option Plan               $0.12           1,865          8.5 years       $0.12            590         $0.12
                              0.77           1,030          9.3 years        0.77            149          0.77
                        -------------        -----          ---------       -----            ---         -----
                        $0.12 - $0.77        2,895          8.8 years       $0.35            739         $0.25
                        =============        =====          =========       =====            ===         =====

     The weighted-average fair value of options granted under the 1996 Stock Option Plan and the 1996 Enterworks Option Plan was $0.28 per share and $0.22 per share in 1997 and $0.31 per share and $0.04 per share in 1996, respectively. Had the Company determined compensation cost consistent with SFAS No. 123 methodology, net income would have been $1,000,000 and $2,100,000 in 1997 and 1996, respectively. Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      1996 Stock                      1996 Enterworks
                                                     Option Plan                       Option Plan
                                                ---------------------            --------------------

                                                1997             1996              1997            1996
                                                ----             ----              ----            ----
Expected dividend yield                         0.0%             0.0%              0.0%            0.0%
Expected stock price volatility                 0.0%             0.0%              0.0%            0.0%
Risk free interest rate                         6.28%            6.66%             6.10%           6.73%
Expected life of options                        5.5 years        6.0 years         5.7 years       6.0 years

     Because the pro forma disclosures under SFAS No. 123 only apply to stock options granted in or after 1995, pro forma net income for 1996 and 1997 is not necessarily indicative of future periods.

Telos Shared Savings Plan

     The Company sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Total Company contributions to this Plan for 1997, 1996 and 1995 were $1,335,000, $1,679,000 and $2,397,000, respectively.

Note 7.  Income Taxes

     The (benefit) provision for income taxes includes the following (in thousands):

                                                                     For The Year Ended December 31,
                                                            ---------------------------------------------
                                                              1997               1996                1995
                                                              ----               ----                ----
Current provision (benefit)
     Federal                                               $   --             $  (421)              $  --
     State                                                    387                  --                  75
                                                            -----               -----                 ---

        Total current                                         387                (421)                 75
                                                            -----               -----                 ---

Deferred (benefit)
     Federal(1,464)                                        (4,527)                 --
     State                                                   (255)               (791)                 --
                                                            -----               -----                 ---

        Total deferred                                     (1,719)             (5,318)                 --
                                                            -----               -----                 ---

        Total (benefit) provision                         $(1,332)            $(5,739)               $ 75
                                                            =====               =====                 ===

     The (benefit) provision for income taxes varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

                                                                    For the Year Ended December 31,
                                                         ------------------------------------------------
                                                            1997                  1996              1995
                                                            ----                  ----              ----
Computed expected income tax
     provision (benefit)                                    34.0%                (34.0)%             34.0%
Goodwill amortization                                      379.6                   2.2               99.4
State income taxes, net of
     federal income tax benefit                              5.9                  (5.9)               5.9
Change in valuation allowance
     for deferred tax assets                            (2,214.0)                  0.2             (136.2)
Meals and entertainment                                    111.8                    --                 --
Other                                                       17.2                   0.6                8.1
                                                         -------                  ----              -----
                                                        (1,665.5)%               (36.9)%             11.2%
                                                         =======                  ====              =====

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                                                          December 31,
                                                                                -----------------------------
                                                                                   1997                1996
                                                                                   ----                ----
      Accounts receivable, principally due
        to allowance for doubtful accounts                                        $  201              $  195
      Allowance for inventory obsolescence and
        amortization                                                               1,728               1,091
      Accrued liabilities not currently
        deductible                                                                   999               1,326
      Accrued compensation                                                         2,190               1,425
      Deferred office rent and accrued
        sublease liabilities                                                          25                 633
      Property and equipment, principally due
        to differences in depreciation methods                                     1,165               1,655
      Net operating loss carryforwards                                             3,140               2,272
      Alternative minimum tax credit carryforward                                    703                 573
                                                                                  ------               -----
            Total gross deferred tax assets                                       10,151               9,170
            Less valuation allowance                                              (2,974)             (4,702)
                                                                                  ------               -----
            Net deferred tax assets                                                7,177               4,468
                                                                                  ------               -----

Deferred tax liabilities:
      Unbilled accounts receivable, deferred for tax purposes                       (800)               (747)
      Software development costs                                                  (1,360)               (610)
                                                                                  ------               -----
            Total deferred tax liabilities                                        (2,160)             (1,357)
                                                                                  ------               -----
            Net deferred tax assets                                              $ 5,017              $3,111
                                                                                  ======               =====

     The net change in the valuation allowance was a decrease of $1,728,000 and $3,453,000 for 1997 and 1996, respectively. The decreases resulted principally from changes in judgments with respect to realizability of net operating loss carryforwards due to specific transactions which give rise to future taxable income. Included in the change in the valuation allowance were decreases of approximately $187,000 and $926,000 for 1997 and 1996, respectively, related to the reversal of temporary differences acquired from Telos Corporation
(California). The reversals of the temporary differences related to the 1992 Telos Corporation (California) acquisition reduce goodwill. The total tax benefits of future deductible temporary differences acquired in connection with the Telos Corporation (California) acquisition were $6,097,000 at January 14, 1992. As of December 31, 1997, $437,000 of tax benefits remain and are expected to reverse in future years.

     At December 31, 1997, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $7,863,000 available to offset future regular taxable income. These net operating loss carryforwards expire in 2010 through 2013. Additionally, $5,313,000 of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire from 2010 to 2013. In addition, the Company has $703,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.        Commitments and Contingencies

Leases

     The  Company  leases  office  space  and  equipment  under   non-cancelable
operating and capital leases with various expiration dates, some of which contain renewal options.

     On March 1, 1996, the Company entered into a twenty year lease for a building that serves as its corporate headquarters. The Company has accounted for this transaction as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.3 million. Under the terms of the lease, the landlord furnished the Company with $1.3 million to fund tenant improvements and other building costs. The Company's former headquarters facility was leased with a lease expiration date of March 31, 1997. In 1996, the Company recorded $781,000 of additional expense for the remaining lease obligation of its former headquarters facility.

     The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997 (in thousands):

                                                    Property       Equipment         Total
                                                    --------       ---------         -----
         1998                                        $1,447           $197         $ 1,644
         1999                                         1,447            132           1,579
         2000                                         1,447             99           1,546
         2001                                         1,447             44           1,491
         2002                                         1,447             --           1,447
         Remainder                                   19,102             --          19,102
                                                     ------            ---          ------

         Total minimum obligations                   26,337            472          26,809
         Less amounts representing interest         (14,182)          (112)        (14,294)
                                                     ------            ---          ------

         Net present value of
           minimum obligations                       12,155            360          12,515
         Less current portion                          (248)          (182)           (430)
                                                     ------            ---          ------

         Long term capital lease
           obligations at December 31, 1997         $11,907           $178         $12,085
                                                     ======            ===          ======

    Accumulated amortization for property and equipment under capital leases at December 31, 1997 and 1996 is $1,196,000 and $397,000, respectively.

     Future minimum lease payments for all non-cancelable operating leases at December 31, 1997 are as follows (in thousands):

         1998                                        $2,747
         1999                                         1,927
         2000                                         1,215
         2001                                           496
         2002                                           254
         Remainder                                    1,128
                                                      -----

         Total minimum lease payments                 7,767
         Less total minimum
             sublease rentals                           (66)
                                                      -----
         Net minimum lease payments                  $7,701
                                                      =====

     Net rent expense charged to operations for 1997, 1996, and 1995 totaled $2,545,000, $4,556,000, and $4,119,000, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Legal

     The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 9.  Related Parties

     In 1996, the Company paid previously accrued advisory fees of $525,000 to the firm Beninati and Wood, Inc. Mr. John B. Wood became an employee of the Company in 1992 and serves as President and Chief Executive Officer and a Director of the Company. Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company paid Mr. Beninati $165,000 annually subject to a three year employment agreement that began in 1995. Mr. Beninati resigned from the Board in 1996.

     Mr. John R. C. Porter has a consulting agreement with the Company whereby he is compensated for specific services. Expense recorded pursuant to this agreement was $200,000 in 1997.

     Mr. Byers, a Director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers receives $10,500 a month for his services. Mr. Byers was compensated $130,000, $128,000 and $121,500 for 1997, 1996 and 1995, respectively.

Note 10. Business Segments

     The Company has two reportable segments: Systems and Support Services and Systems Integration. The Company's Systems and Support Services Group provides software development and support services for software and hardware including technology insertion, system redesign and software re-engineering. The Systems Integration Group delivers information security, enterprise integration and networking infrastructure solutions to its customers. These solutions include providing commercial hardware, software and services to its customers. The Systems Integration Group is capable of staging, installing and deploying large network infrastructures with virtually no disruption to customers' ongoing operations.

     The Company has excluded TCS amounts from the operating revenues and operating income (loss) segment disclosures as this business was sold in December 1996 and has been treated as a disposal of a segment of a business under APB 30 (Note 2).

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Selected financial information for the Company's business segments is presented below (in thousands):

                                                                  For the Year Ended December 31,
                                                         1997                  1996                 1995
                                                      ----------------------------------------------------
Operating Revenues(1)
      Systems and Support Services                     $124,450              $103,675             $105,801
      Systems Integration                               129,337                85,220               69,958
                                                        -------               -------              -------
      Total Revenues                                   $253,787              $ 188,895            $175,759
                                                        =======               ========             =======

Operating Income (Loss)
      Systems and Support Services                     $  3,435              $ (4,081)            $  1,955
      Systems Integration                                 3,976                (5,361)               3,070
                                                        ------                -------              -------
Total Operating Income (Loss)                          $  7,411              $ (9,442)            $  5,025
                                                        =======               =======              =======

Identifiable Assets (2)
      Systems and Support Services                     $ 62,208              $ 58,259             $ 47,436
      Systems Integration                                24,323                27,885               27,282
      Corporate (3)                                      23,187                23,920                7,665
                                                        -------               -------              -------
      Total Consolidated Assets                        $109,718              $110,064             $ 82,383
                                                        =======               =======              =======

Depreciation and Amortization (4)
      Systems and Support Services                     $  1,791              $  1,919             $  2,531
      Systems Integration                                   929                   949                1,885
      Corporate                                           2,270                 1,126                  853
                                                        -------               -------              -------
      Total Depreciation
        and Amortization                               $  4,990              $  3,994             $  5,269
                                                        =======               =======              =======

Capital Expenditures (5)
      Systems and Support Services                         $810              $    704             $    294
      Systems Integration                                   688                 1,087                  311
      Corporate                                           1,091                   656                  348
                                                        -------               -------              -------
      Total Capital Expenditures                       $  2,589              $  2,447             $    953
                                                        =======               =======              =======

(1)  Revenues between segments are not material.

(2)  The identifiable assets above are net of the TCS assets in 1995 of $12,109.

(3)  Corporate  assets are principally  property and equipment,  cash, and other assets.  Goodwill and related  amortization from the acquisitions of C3 and Telos Corporation (California) has been allocated to their respective industry segments.

(4)  Depreciation and amortization includes amounts relating to property and equipment, goodwill, deferred software costs and
     spare parts inventory.   The  depreciation   and  amortization   disclosure  above  is  net  of  TCS depreciation  and
     amortization  of  $482 and  $478  for  1996  and  1995, respectively.

(5)  The  capital   expenditures   disclosure   above  is  net  of  TCS  capital expenditures of $111 and $60 for 1996 and
     1995, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11.   Subsequent Event

     On February 28, 1998, the Company sold substantially all of the net assets of one of its groups, Telos Information Systems, to NYMA, Inc., a subsidiary of Federal Data Corporation of Bethesda, Maryland, for approximately $15 million in cash. The sale price is subject to an adjustment to be finalized within 60 days from the date of closing. Based on the $15 million purchase price, the Company will record a gain, net of applicable income taxes, of approximately $4 million in the first quarter of 1998.

     The purchase price is subject to increase or decrease on a dollar for dollar basis by the amount by which the net tangible assets, as defined in the asset purchase agreement dated February 20, 1998, deviate from $3.3 million, however, the total purchase price must not exceed $15 million. All proceeds from the sale will be used to pay down amounts outstanding under the Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

Dr. Fred Charles Ikle, Chairman of the Board
--------------------------------------------

     Dr. Ikle (age 73) was elected to the Company's Board of Directors on January 31, 1994 and was elected Chairman of the Board in January 1995. He is Chairman of Conservation Management Corporation and Director of the Zurich-American Insurance Companies. Dr. Ikle is also a Director of the National Endowment for Democracy and a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Ikle served as Under Secretary of Defense for Policy.

John B. Wood, Director, President and Chief Executive Officer
-------------------------------------------------------------

     Mr. Wood (age 34) was elected President and Chief Executive Officer on February 16, 1994. Mr. Wood was appointed Chief Operating Officer on October 8, 1993 after serving as Executive Vice President from May of 1992. He was elected to the Board of Directors on May 13, 1992. Mr. Wood joined the Company on February 13, 1992. Prior to joining the Company, Mr. Wood was a founder of Beninati & Wood, Inc., an investment banking firm which had provided services to the Company.

Dr. Stephen D. Bryen, Director
------------------------------

     Dr. Stephen Bryen (55) was elected to the Company's Board of Directors on January 31, 1994. He currently serves as a Director in Jefferson Partners, L.L.C., a strategic management consulting and merchant banking firm with offices in Washington, D.C. and New York. Dr. Bryen currently serves on the board of C-MAC Industries in Mechanicsburgh, Pennsylvania and is the senior technical advisor to Hollinger Digital Corporation in New York. From 1981 to 1988 Dr. Bryen served as the Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded.

Norman P. Byers, Director
-------------------------

     Mr. Byers (age 51) was elected to the Board of Directors on January 31, 1994. He has been president of Byers Consulting, a Fairfax County, Virginia
international   business  consulting  firm  since  July 1996.  Before  that appointment, he had served as the President of International Strategies Limited, another local international business consulting firm. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

David S. Aldrich, Vice President, Corporate Development and Strategy
--------------------------------------------------------------------

     Mr. Aldrich (age 38) joined the Company in September 1996 as Vice President, Corporate Development and Strategy. Prior to joining the Company, he was a partner in the Financial Advisory Services Group - Corporate Finance at Coopers & Lybrand L.L.P. Prior to joining Coopers & Lybrand L.L.P. in 1991, Mr. Aldrich was Senior Vice President at Dean Witter Capital Corp., the merchant banking arm of Dean Witter Reynolds, Inc.

William L. Prieur Brownley, Vice President and General Counsel
--------------------------------------------------------------

     Mr. Brownley (age 41) joined the Company in April 1991 and is responsible for the management of the Company's legal affairs. For the five years prior to joining the Company, he served as Assistant General Counsel and then as General Counsel at Infotechnology Inc., an investment company whose holdings included various companies in the communications industry.

Gerald D. Calhoun, Vice President, Human Resources, and Secretary, Telos Corporation
--------------------------------------------------------------------

     Mr. Calhoun (age 48) joined the Company as Vice President, Human Resources, in August 1989. Prior to joining the Company he served as Director, Risk and Financial Management of BDM International, a government contractor which provides consulting services, Vice President, Human Resources of Halifax Corp. a government contractor providing technical services and third party computer maintenance, and as Director for the U.S. Department of Labor, Employment Standards Administration.

Mark W. Hester, Executive Vice President and Chief Operating Officer, Telos Corporation
---------------------------------------------------------------------------

 Mr. Hester (age 45) joined Telos in 1979 and was appointed as Executive Vice President and Chief Operating Officer in 1998. He is responsible for all business operation activities at Telos. Previously he has held progressive positions with Telos as President of Telos Systems Solutions, President of Telos Field Engineering, Regional Manager of Operations and Vice President of Marketing. Mr. Hester received extensive training from IBM Corporation after a successful military commitment of nearly eight years.

Robert W. Lewis, President, Enterworks, Inc.
--------------------------------------------

     Mr. Lewis (age 36) has served as the President of Enterworks, Inc. since its inception in 1996. Mr. Lewis' prior experience has been with Telos Corporation. From 1991 to 1995, he was Director, Business Development with responsibility for major customer development and technology integration.

Robert J. Marino, Executive Vice President and Chief Marketing and
Sales Officer
---------------------------------------------------------------------------

     Mr. Marino (age 61) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. On January 1, 1994, Mr. Marino was appointed to President of Telos Systems Integration, and on January 1, 1998, he was appointed to his current position. Prior to joining the Company in February 1988, Mr. Marino held the position of Sr. Vice President of Sales and Marketing with Centel Federal Systems and M/A-COM Information Systems, both of which are U.S. Government contractors.

Lorenzo Tellez, Chief Financial Officer, Treasurer, and Vice President
----------------------------------------------------------------------

     Mr. Tellez (age 40) was appointed Chief Financial Officer of the Company in 1993 and Treasurer in 1994. He joined Telos Corporation (California) in 1989 where he was responsible for all financial and regulatory functions. Prior to joining Telos Corporation, Mr. Tellez served as a Senior Manager with Arthur Andersen & Company.

     Each of the directors and executive officers of the Company is a United States citizen.

Item. 11.  Executive Compensation

     Information is set forth in the Summary Compensation Table included on the following page with respect to all forms of compensation for service rendered in all capacities to the Company during the fiscal years ended December 31, 1997, 1996, and 1995, of the Chief Executive Officer and four other most highly paid executive officers during 1997.



                                                       SUMMARY COMPENSATION TABLE


                                                                                          Long-Term Compensation (3)
                                                         Annual Compensation                Awards         Payouts
                                                         -------------------                ------         -------
Name                                                                            Other                        All
and                                                                            Annual                       Other
Principal                                                                      Compen-      Options/       Compen-
Position                               Year        Salary        Bonus(1)      sation(2)   SARs(#)(4)     sation (5)
--------------------------------------------------------------------------------------------------------------------
John B. Wood                           1997       $299,298      $492,000       $32,000            --        $4,750
(President, Chief                      1996        291,921            --        23,000     2,017,531         4,750
Executive Officer)                     1995        234,990       325,000        24,000            --         7,029

Mark W. Hester                         1997        174,990       275,000         6,000       150,000         3,525
(Executive V. P. and                   1996        184,607        80,000         6,000       185,000         2,850
  Chief Operating Officer)             1995        181,695        40,000         6,000            --         4,992

Lorenzo Tellez                         1997        195,000       195,000        24,000       150,000         4,750
(V.P., Treasurer, Chief                1996        188,269       145,000        15,000       465,000         4,750
  Financial Officer)                   1995        166,624        50,000         6,000            --         6,846

David S. Aldrich                       1997        150,010       195,000         6,000       300,000            --
(V.P., Corporate Development           1996         45,580            --            --       200,000            --
  and Strategy)

Gerald D. Calhoun                      1997        157,997       120,000         6,000        50,000         4,750
(V.P., Human Resources,                1996        165,970        85,000         6,000       130,000            --
 & Secretary)                          1995        143,943        40,000         6,000            --         4,603


(1)  1997 amounts include bonuses relating to the TIS sale completed in 1998.
(2)  Other annual compensation  represents  automobile and living allowances provided to executives.  Additionally, compensation for John B. Wood includes  directors fees.
(3)  There are no restricted  stock awards or payouts pursuant to long-term investment  plans.
(4)  Options granted are in both the Company's common stock as well as in Enterworks, Inc., common stock.
(5)  All other compensation  represents Company  contributions made on behalf of the executive officers to the Telos
     Shared Savings Plan.

Stock Option Grants

         The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 1997.

                                      Number of       % of                                 Potential Realizable
                                     Securities       Total                                  Value at Assumed
                                     Underlying     Options/     Exercise                  Rates of Stock Price
  Name and Principal                Options/SARS      SARS        or Base    Expiration      Appreciation for
      Position                         Granted       Granted       Price        Date            Option Term
  ---------------------------------------------------------------------------------------------------------------
                                                                                              5%        10%
                                                                                              --        ---
John B. Wood
(President, Chief Executive
  Officer) --                                --        --          --               --           --          --


Mark W. Hester
(Executive V.P. and Chief
 Operating Officer)
                                        150,000      10.5%      $1.01    February 2007      $95,278    $241,452

Lorenzo Tellez
(V.P., Treasurer, Chief
  Financial Officer)
                                        150,000      10.5        1.01    February 2007       95,278     241,452

David S. Aldrich
(V.P., Corporate Development
  Strategy)
                                        300,000      21.0        1.01    February 2007      190,555     482,904

Gerald D. Calhoun
(V.P., Human Resources,
 & Secretary)
                                         50,000       3.5        1.01    February 2007       31,759      80,484

Management Stock Options

     The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 1997.

                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

                                                                     Number of
                                                                     Securities             Value of
                                                                     Underlying             Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs           Options/SARs
                                                                     at FY-End              at FY-End (1)(2)

                               Shares Acquired      Value            Exercisable/           Exercisable/
Name                             on Exercise      Realized          Unexercisable          Unexercisable
---------------------------------------------------------------------------------------------------------
John B. Wood                          --               --       1,305,718/1,412,272       $481,433/191,733
(President, Chief Executive
 Officer)

Mark W. Hester                        --               --            85,500/249,500          14,025/35,725
(Executive V.P. and Chief
 Operating Officer)

Lorenzo Tellez                        --               --           169,500/445,500          28,875/70,375
(V.P., Treasurer,
  Chief Financial Officer)

David S. Aldrich                      --               --           120,000/380,000         42,600/105,400
(V.P. Corporate Development
  & Strategy)

Gerald D. Calhoun                     --               --           118,900/131,000          10,050/24,450
(V.P. Human Resources,
  and Secretary)

(1)   Based on an estimated fair market value of the Company's Class A common stock of $1.07 per share at December 31, 1997.
(2)   Based on an estimated fair market value of Enterworks common stock of $0.77 per share at December 31, 1997.

Compensation of Directors

     During the fiscal year ended December 31, 1997, employee directors were paid a fee of $2,000 for each Board meeting attended. Outside directors Mr. Byers and Dr. Bryen were paid an annual fee of $25,000, and further compensated at a rate of $750 for each meeting in excess of four meetings a year. Chairman of the Board, Dr. Ikle, is paid $25,000 quarterly for his service on the Board. In addition, Mr. Byers receives $5,000 per annum for his service as Proxy Chairman. The compensation paid to the outside directors is paid pursuant to a proxy agreement between the Company, the Defense Security Service and certain of the Company shareholders. During the fiscal year ended December 31, 1997, no directors of the Company were awarded options.

Employment Contracts

     As of December 31, 1997, the Company was a party to agreements with certain of its executive officers. Mr. David S. Aldrich, V.P. Corporate Development and Strategy, Mr. William L. P. Brownley, V.P. and General Counsel, Mr. Gerald D. Calhoun, V.P. Human Resources and Secretary, Mr. Mark W. Hester, Executive V.P. and Chief Operating Officer, Mr. Robert J. Marino, Executive V.P. and Chief Marketing and Sales Officer, Mr. Lorenzo Tellez, Chief Financial Officer, Treasurer and V.P. and Mr. John B. Wood, Director, President and Chief Executive Officer, have agreements with the Company which provide for a payment of two years base salary then in effect if involuntarily terminated. Accordingly, Mssrs. Aldrich, Brownley, Calhoun, Hester, Marino, Tellez and Wood would receive, given their present salary levels, $150,000, $150,000, $158,000, $175,000, $195,000, $195,000 and $300,000, respectively for a two year period.
In addition, these agreements provide for bonus payments should certain operating results be attained. Each year the Company renegotiates these employment contracts as part of the yearly review process. Accordingly, in 1998, the Company expects to review the contracts described above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                (1)                             (2)                                (3)                      (4)
                                                                            Amount and Nature
                                         Name and Address               of Beneficial Ownership         Percent of
          Title of Class                of Beneficial Owner               as of March 1, 1998              Class
          --------------                -------------------             -----------------------         ----------

   Class A Common Stock             John R. C. Porter                       23,030,718 shares(A)          75.99%
                                    15 Bernes St.
                                    London SW1W 9EA England

   Class A Common Stock             Telos Shared Savings Plan                3,658,536 shares             15.85%
                                    19886 Ashburn Road
                                    Ashburn, Virginia 20147


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

   Class B Common Stock             F&C Nominees Limited                     3,143,358 shares             77.85%
                                    11 Devonshire Square
                                    London EC 2M 4YR England

   Class B Common Stock             Bank of Scotland (London)                  815,700 shares             20.20%
                                    Nominees Limited
                                    11 Devonshire Square
                                    London EC 2M 4YR England

   Class A Common Stock             David S. Aldrich                            98,392 shares (C)          0.43%
   Class A Common Stock             Gerald A. Calhoun                          133,293 shares (C)          0.58%
   Class A Common Stock             Mark W. Hester                             160,778 shares (C)          0.70%
   Class A Common Stock             Lorenzo Tellez                             317,440 shares (C)          1.38%
   Class A Common Stock             John B. Wood                             1,296,650 shares (C)          5.62%
   Class A Common Stock
   All Officers and Directors As A Group (8 persons)                         2,458,403 shares (D)         10.65%


   12% Cumulative Exchangeable      Value Partners, Ltd.                       714,317 shares (E)         19.87%
   Redeemable Preferred Stock       2200 Ross Avenue, Ste 4660
                                    Dallas, TX  75201

                                    Fisher Ewing Partners
                                    2200 Ross Avenue, Ste 4660
                                    Dallas, TX  75201

   12% Cumulative Exchangeable      Wynnefield Partners/Small Value Cap        215,000 shares              5.98%
   Redeemable Preferred Stock       One Penn Plaza, Suite 4720
                                    New York, NY  10119


(A) Mr. Porter's  holdings include 7,228,916 shares of Class A Common Stock purchasable upon  exercise  of  a  warrant.

(B) Union  de  Banques  Suisses (Luxembourg)  S.A.  holdings  include 1,312,695 shares of Class A Common Stock purchasable upon exercise of a warrant.

(C) Messrs.  Aldrich,  Calhoun,  Hester, Tellez and Wood hold options to acquire 90,000, 114,900, 90,000, 165,000 and 1,288,000 shares of the  Company's  Class A Common Stock,  respectively,  in  addition  to their current common stock holdings.
    These shares are  purchasable  upon exercise of warrant and are exercisable within 60 days of March 1, 1998.

(D) Under the  Company's  stock  option plans and certain  stocks option agreements,  all  officers  and  directors  as a group hold  options to acquire 2,071,218 shares of Class A Common Stock exercisable within 60 days after March 1, 1998.

(E) Value Partners Ltd. and Fisher Ewing Partners have filed jointly a Schedule 13D under which they  disclosed  that they may act as a "group" within the  meaning  of  Section  13(d) of the  Securities  Exchange  Act.  Each of the reporting  persons disclosed  that it may be  deemed  to  beneficially  own the aggregate of 714,317 shares of the Public  Preferred Stock held of record by the reporting persons collectively.

Item 13.      Certain Relationships and Related Transactions

     Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company paid $165,000 annually subject to a three year employment agreement that began in 1995 and terminated January 8, 1998. Mr. Beninati resigned from the Board in 1996.

     Mr. John R. C. Porter has a consulting agreement with the Company whereby he will be compensated for specific services. Expense recorded pursuant to this agreement was $200,000 for 1997.

     Mr. Byers, a Director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers receives $10,500 a month for his services. Mr. Byers was compensated $130,000, $128,000 and $121,500 for 1997, 1996 and 1995, respectively.

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

      3.7            Articles of Amendment of C3, Inc. dated April 13, 1995

      4.1 Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

      4.3 Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

      4.4 Shareholders Agreement dated as of August 3, 1990 by and among C3, Inc.; Union de Banques Suisses (Luxembourg), S.A.; C3 Investors, L.P.; Anthony Craig, together with the investors; the Class A holders; MIM Limited; Knoll and Associates, Inc.; Murray Enterprises PLC; Electra Development Holdings; and Hartley Limited. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

      4.5 Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

     10.20 Revolving and Reducing Senior Facility Credit Agreemen dated as of January 14, 1992, among C3, Inc., Telos Corporation and NationsBank, N.A. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

     10.31           September 27, 1993 Settlement Agreement among John R.C.
                     Porter, Toxford Corporation, Cantrade Nominees Ltd., Cantrade Trust Company (Cayman) Ltd., Cantrade Trustee, AG, Fred Knoll, Cottonwood Holdings, C3 Investors L.P., C3, Inc., Telos Corporation, Joseph P. Beninati, John
                     B. Wood and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc.Form 8-K filed October 18, 1993)

     10.32 September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

     10.33 September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C.Porter and Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

     10.34 September 27, 1993 Note Interest Purchase and Sale Agreement among Mr. John R.C.Porter, Cottonwood and C3, Inc.(Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

     10.35 October 8, 1993 Promissory Note in the amount of $8,438,000 issued by Mr. John R.C.Porter in favor of C3 Investors, L.P.(Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

     10.36 October 8, 1993 Promissory Note in the amount of $1,562,000 issued by Mr. John R.C. Porter in favor of Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

     10.37 September 27, 1993 Collateral Agency, Security and Pledge Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Toxford Corporation, Cantrade Nominees Limited, Mr. Robert M. Ercole and Mr. Frank S. Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

     10.38           September 27, 1993 Standstill Agreement among Mr. John R.C.
                     Porter, Mr. Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)


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

     10.74           1996 Stock Option Plan

     10.75           None

     10.76 Sixteenth Amendment to Credit Facility and Tenth Amended d an Restated Promissory Note

     10.77           Enterworks, Inc. 1996 Stock Option Plan

     10.78           Form of Series A Senior Subordinated Unsecured Note

     10.79           Form of Enterworks, Inc., inc. Capital Stock Purchase
                     Series A Warrant

     10.80           Asset Purchase Agreement

     10.81           Amendment No. 1 to Asset Purchase Agreement

     10.82           Asset Purchase Agreement

     10.83           Interim Agreement

      21           Schedule of Subsidiaries.

      27           Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TELOS CORPORATION

                                              By:    John B. Wood
                                                     ------------------------
                                                     President and
                                                     Chief Executive Officer

                                                 Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the date indicated.

       Signature                   Title                           Date




/s/  Fred Charles Ikle
----------------------     Chairman of the                   March 31, 1998
Fred Charles Ikle          Board of Directors



/s/  John B. Wood
----------------------     President, Chief Executive
John B. Wood               Officer & Director                March 31, 1998
                           (Principal Executive Officer)



/s/  Stephen D. Bryen
----------------------     Director                          March 31, 1998
Stephen D. Bryen




/s/  Norman P. Byers
----------------------     Director                          March 31, 1998
 Norman P. Byers




/s/  Lorenzo Tellez
----------------------     Chief Financial Officer           March 31, 1998
Lorenzo Tellez             (Principal Financial Officer
                           & Principal Accounting Officer)