Form 10-Q
period 1998-03-31
TELOS CORP
filed 1998-05-15
CIK 320121

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q


[X]          Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the quarterly period ended: March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES __X_      NO


As of May 15, 1998 the registrant had 21,238,980 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 16

                                      TELOS CORPORATION AND SUBSIDIARIES

                                                    INDEX




                                         PART I. FINANCIAL INFORMATION



Item 1.       Financial Statements (Unaudited):

     Condensed Consolidated Statements of Income for the Three Months
       Ended March 31, 1998 and 1997 (Unaudited)...............................................................3

     Condensed Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
       and December 31, 1997...................................................................................4

     Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1998 and 1997 (Unaudited)...............................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................6-8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................9-13


                           PART II. OTHER INFORMATION


Item 3.        Defaults Upon Senior Securities................................................................14

Item 5.        Other Events...................................................................................14

Item 6.        Exhibits and Reports on Form 8-K...............................................................15

SIGNATURES....................................................................................................16




                                          PART I - FINANCIAL INFORMATION

                                        TELOS CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   (Unaudited)

                                              (amounts in thousands)


                                                                        Three Months Ended
                                                                             March 31,
                                                                 ---------------------------------
                                                                   1998                    1997
                                                                   ----                    ----
Sales
    Systems and Support Services                                   $26,300               $25,836
    Systems Integration                                             16,193                28,227
    Enterworks                                                       1,301                   282
                                                                   -------                ------

                                                                    43,794                54,345
Costs and expenses
    Cost of sales                                                   40,481                46,648
    Selling, general and
      administrative expenses                                        6,242                 6,525
    Goodwill amortization                                              193                   225
                                                                    ------                ------
Operating (loss) income                                             (3,122)                  947
Other income (expenses)
    Gain on sale of assets                                           5,683                    --
    Other income                                                        20                    12
    Interest expense                                                (1,779)               (1,760)
                                                                    ------                 -----

Income (loss) before taxes                                             802                  (801)
Income tax provision                                                  (125)                   --
                                                                    ------                 -----
Net income (loss)                                                  $   677                $ (801)
                                                                    ======                 =====


















                         The accompanying  notes  are  an  integral part of these  condensed consolidated financial statements.



                                              TELOS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           ASSETS
                                                   (amounts in thousands)

                                                            March 31, 1998                December 31, 1997
                                                            --------------                -----------------
                                                              (Unaudited)
Current assets
     Cash and cash equivalents                                 $   412                        $   587
     Accounts receivable, net                                   35,427                         57,972
     Inventories, net                                            9,899                         12,390
     Deferred income taxes                                       4,806                          4,632
     Other current assets                                          688                            676
                                                                ------                         ------
         Total current assets                                   51,232                         76,257

Property and equipment, net of
     accumulated depreciation of
     $22,715 and $22,609, respectively                          15,502                         15,730

Goodwill                                                         7,316                         12,466
Other assets                                                     6,002                          5,265
                                                                ------                        -------
                                                                80,052                        109,718
                                                                ======                        =======



                                             LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                           10,617                         16,912
     Other current liabilities                                  10,949                          6,966
     Accrued compensation and benefits                           7,608                          8,553
                                                                ------                         ------
         Total current liabilities                              29,174                         32,431

Senior credit facility                                          12,914                         39,945
Senior subordinated notes                                       16,970                         16,930
Capital lease obligations                                       11,990                         12,085
                                                                ------                        -------
         Total liabilities                                      71,048                        101,391

Redeemable preferred stocks
     Senior redeemable preferred stock                           5,312                          5,207
     Class B redeemable preferred stock                         12,296                         12,035
     Redeemable preferred stock                                 30,336                         29,951
                                                                ------                        -------
         Total preferred stock                                  47,944                         47,193

Stockholders' investment
     Common stock                                                   78                             78
     Capital in excess of par                                       --                             --
     Retained deficit                                          (39,018)                       (38,944)
                                                                ------                        -------
         Total stockholders' investment                        $80,052                       $109,718
                                                                ======                        =======












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



                                                  TELOS CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                        (amounts in thousands)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                    ---------------------------
                                                                                     1998                1997
                                                                                     ----                ----
Operating activities:
     Net income (loss)                                                             $   677            $  (801)
     Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
         Gain on sale of assets                                                     (5,683)                --
         Depreciation and amortization                                                 897                989
         Goodwill amortization                                                         193                225
         Other non-cash items                                                          128                220
         Changes in assets and liabilities that
          provided (used) cash                                                      17,135            (16,459)
                                                                                    ------             ------
         Cash provided by (used in) operating
              activities                                                            13,347            (15,826)
                                                                                    ------             ------

Investing activities:
     Proceeds from sale of assets                                                   14,675                --
     Purchase of property and equipment                                               (544)              (553)
     Investment in other assets                                                       (527)              (563)
                                                                                    ------              -----
         Cash provided by (used in) investing
              activities                                                            13,604             (1,116)
                                                                                    ------              -----

Financing activities:
     (Repayment of) Proceeds from senior credit facility                           (27,031)            15,900
     Repayment of long-term debt                                                        --               (675)
     Payments under capital leases                                                     (95)               (85)
                                                                                    ------             ------
         Cash (used in) provided by financing
              activities                                                           (27,126)            15,140
                                                                                    ------             ------

Decrease in cash and cash equivalents                                                 (175)            (1,802)
Cash and cash equivalents at beginning of period                                       587              2,781
                                                                                    ------              -----

Cash and cash equivalents at end of period                                         $   412            $   979
                                                                                    ======             ======





















                            The accompanying  notes  are  an  integral part of these  condensed consolidated financial statements.


                       TELOS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., Telos International Corporation, and its majority owned subsidiary, Enterworks, Inc. (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented consistent with past practices. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     During the first quarter of 1998, the Company modified its view of the business segments that it operates given the increased activities of its majority-owned subsidiary, Enterworks, Inc. The Company now analyzes its business in three distinct market segments: systems and support services which consists of the Company's hardware services, software systems and solutions services; systems integration and Enterworks, Inc.

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" became effective for the Company on January 1, 1998. Because the Company has no items of other comprehensive income, FAS 130 did not affect the Company's financial statements presentation or disclosure.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.


Note 2.       Sale of Assets

     On February 28, 1998, Telos sold substantially all of the net assets of one of its divisions, Telos Information Systems ("TIS"), to NYMA, Inc., a subsidiary of Federal Data Corporation of Bethesda, Maryland for approximately $14.7 million in cash. The Company has recorded a gain of $5.7 million in its condensed consolidated statement of income for the three months ended March 31, 1998.


Note 3.       Preferred Stock

Senior Redeemable Preferred Stock
---------------------------------

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. At March 31, 1998 and December 31, 1997 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock were accrued for financial reporting purposes in the amount of $2,312,000 and $2,207,000 respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Class B Redeemable Preferred Stock
----------------------------------

     The Class B Redeemable Preferred Stock has a $.01 par value, with 7,500 shares authorized, issued and outstanding. The Class B Redeemable Preferred Stock has a cumulative dividend payable semi-annually at June 30 and December
31. The dividend is calculated at a rate equal to 14.125% per annum of its liquidation value. The Class B Redeemable Preferred Stock may be redeemed at its liquidation value together with all accrued and unpaid dividends at any time at the option of the Company. The liquidation preference of the Class B Redeemable Preferred Stock is the face amount, $1,000 per share, plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. At March 31, 1998 and December 31, 1997, cumulative undeclared and unpaid dividends relating to the Class B redeemable preferred stock were accrued for financial reporting purposes in the amount of $4,796,000 and $4,535,000, respectively. The Class B Redeemable Preferred Stock was retired in May 1998. See Note 4. - Subsequent Event.

12% Cumulative Exchangeable Redeemable Preferred Stock
------------------------------------------------------

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, have been authorized for issuance. The Company has issued 3,595,586 shares of the Public Preferred Stock. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative.

     The Public Preferred Stock has a 20 year maturity, however, the Company must redeem, out of funds legally available, 20% of the Public Preferred Stock on the 16th 17th, 18th and 19th anniversaries of November 12, 1989, leaving 20% to be redeemed at maturity. On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of $.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1997. Cumulative undeclared dividends as of March 31, 1998 accrued for financial reporting purposes totaled $14,735,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Note 4.       Subsequent Event

     On May 8, 1998 the Company entered into an agreement with one of its shareholders, Union de Banques Suisses (Luxembourg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company. These equity holdings included all of the 7,500 shares of the Company's Class B Preferred Stock and the cumulative unpaid dividends of approximately $4.8 million, 1,837,773 shares of the Company's Class A Common Stock, and 1,312,695 of the Company's Class A Common Stock warrants. The purchase price to retire these interests was $5.5 million.

     In addition, the Company agreed to pay UBS $1.0 million for the termination of a letter agreement between UBS and the Company, as well as a negotiation fee for certain expenses UBS incurred in connection with past services performed on behalf of the Company.

     The total price of $6.5 million was funded by borrowings under the Company's term facility as well as two separate letters of credit secured by the Company's lender. These will mature in 120 and 180 days from the date of the transaction.

     The $5.9 million excess of the carrying amount of the Class B Redeemable Preferred Stock over the redemption price will be recorded as an increase in stockholders' investment; there is no impact on income from this transaction.

Item 2.       Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
              and Results of Operations.
              --------------------------

General

     In the first three months of 1998, the Company had decreased revenue and profitability as compared to 1997. The decreased revenue and profitability resulted primarily from the expiration of the Systems Integration Group's Immigration and Naturalization Services Contract in September 1997. Overall, Systems Integration revenues decreased by $12 million in 1998 compared to 1997. As a result, absorption of facility and infrastructure costs was disproportionate with associated revenues. A change in product mix also contributed to a decrease in profitability from 1997 to 1998. Accordingly, product margins were significantly impacted in the first quarter of 1998.

     Total backlog from existing contracts was approximately $1.01 billion and $1.07 billion as of March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998, the funded backlog of the Company totaled $70.4 million, a decrease from $104.3 million from December 31, 1997. This decrease is primarily due to the sale of TIS which decreased funded backlog by $24.9 million in the first quarter of 1998. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of income include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering, Inc. ("TFE"), Telos International Corporation, and its majority owned subsidiary Enterworks, Inc. ("Enterworks") (collectively, "the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three month periods ended March 31, 1998 and 1997 were as follows:


                                            Three Months Ended
                                                  March 31,
                                         -------------------------
                                          1998               1997
                                          ----               ----

Sales                                     100.0%             100.0%
Cost of sales                             (92.4)             (85.8)
SG&A expenses                             (14.2)             (12.0)
Goodwill amortization                      (0.4)              (0.4)
                                          -----              -----
Operating (loss) income                    (7.0)               1.8

Gain on sale of Assets                     13.0                 --
Other income                                 --                 --
Interest expense                           (4.1)              (3.2)
                                           ----               ----
Income (loss) before taxes                  1.9               (1.4)

Income tax provision                       (0.3)                --
                                           ----                ---
Net income (loss)                         $ 1.6%             $(1.4)%
                                           ====                ===

Financial Data by Market Segment

     During the first quarter of 1998, the Company modified its view of the business segments that it operates given the increased activities of its majority-owned subsidiary, Enterworks, Inc. The Company now analyzes its business in three distinct market segments: systems and support services which consists of the Company's hardware services and software systems and solutions services; systems integration and Enterworks, Inc.

    Sales, gross profit, and gross margin by market segment for the first quarter of 1998 and 1997 were as follows:

                                                          Three Months Ended
                                                               March 31,
                                                 ---------------------------------
                                                     1998                    1997
                                                     ----                    ----
                                                       (amounts in thousands)
Sales:
     Systems and Support Services                  $26,300                 $25,836
     Systems Integration                            16,193                  28,227
     Enterworks                                      1,301                     282
                                                    ------                  ------
         Total                                     $43,794                 $54,345
                                                    ======                  ======

Gross Profit:
     Systems and Support Services                  $ 4,184                  $3,919
     Systems Integration                               164                   3,930
     Enterworks                                     (1,035)                   (152)
                                                    ------                   -----
         Total                                     $ 3,313                  $7,697
                                                    ======                   =====

Gross Margin:
     Systems and Support Services                     15.9%                   15.2%
     Systems Integration                               1.0%                   13.9%
     Enterworks                                      (79.6)%                 (53.9)%
         Total                                         7.6%                   14.2%

     For the three month period ended March 31, 1998 sales decreased by approximately $10.5 million, or 19.4%, to $43.8 million from $54.3 million for the comparable 1997 period. This decrease for the three month period is due to the Systems Integration Group, which reported decreased sales of $12.0 million. Offsetting this decrease was increased sales during the period by the Systems and Support Services Group and Enterworks of approximately $500,000 and $1.0 million, respectively.

     Systems Integration Group sales decreased by $12.0 million during the first quarter of 1998 as compared to the first quarter of 1997. The decrease was primarily due to the Immigration and Naturalization Services Contract, which ended on September 30, 1997.

     Within the Systems and Support Services Group, software services sales increased approximately $500,000 due to the start up of MIS Services-II contract supporting Air Force Material Command Sites.

     Enterworks sales for the three months ended March 31, 1998 of $1.3 million increased approximately 361% or $1.0 million from $282,000 for the comparable period ended 1997. The increase is primarily due to Enterworks sales to the Army Logistics and healthcare market segments.

     Cost of sales decreased by $6.2 million or 13.2% to $40.5 million during the three month period ended March 31, 1998, from $46.6 million in the comparable 1997 period. The decrease in cost of sales resulted from the decrease in sales for the period, offset by a change in product mix.

     Gross profit decreased by $4.4 million in the first quarter of 1998 to $3.3 million from $7.7 million in the comparable 1997 period as a result of the matters discussed above. The Systems and Support Services Group improved gross margin was attributed to the MIS Services-II contract. The Systems Integration Group reduced revenue base resulted in increased costs of sales due to disproportionate absorption of its facility and infrastructure costs. In addition, the Systems Integration Group experienced shifts in product mix which significantly impacted gross margin. The result was a decrease in gross margins of 12.9% percent for the Systems Integration Group. Accordingly, gross margin decreased significantly from 1997 to 1998. The decrease in the Enterworks gross margin is directly attributed to increased product amortization costs and increased staff in anticipation of future growth. Total Company gross margins were 7.6% and 14.2% for the three month periods ended March 31, 1998 and 1997, respectively.

     Selling, general and administrative costs decreased for the three month period by approximately $300,000 to $6.2 million in 1998 from $6.5 million in 1997. This decrease is due to the Company's consolidation of its administrative support functions. This decrease was slightly offset by increased investment in research and development and sales and marketing for its Enterworks division. SG&A as a percentage of sales was 14.2% and 12.0% for the three month periods ended March 31, 1998 and 1997, respectively.

     Goodwill amortization expense was $193,000 for the three months ended March 31, 1998 compared to $225,000 for the period ended March 1997. The decrease in Goodwill amortization was a result of the Goodwill writedown associated with the sale of TIS.

     Operating income decreased by $4.1 million during the three months ended March 31, 1998 to $3.1 million in operating loss. The Company had an operating income of $947,000 in the comparable period of 1997. The decrease in operating profit resulted primarily from the aforementioned sales and gross profit decreases.

     Telos sold substantially all of the net assets of one of its divisions, TIS, in the first quarter of 1998. The transaction generated approximately $14.7 million in proceeds and a gain of $5.7 million. The sale had no material impact on the operating results for the first quarter of 1998 as compared to 1997. The Company expects that future 1998 quarterly revenues and operating profits will decrease, when compared to 1997, as a result of the TIS sale. Although the Company expects to offset effects of the TIS sale by expanding its business base, there is no assurance that such expansion will occur.

     Interest expense increased by approximately $19,000 to $1.8 million during the three month period ended March 31, 1998, from $1.8 million in the comparable period of 1997.

     The Company had a tax provision of $125,000 for the three month period ended 1998, the Company did not have a tax provision in the three month period ended March 31, 1997.

Liquidity and Capital Resources

     For the three months ended March 31, 1998, the Company provided $13.3 million of cash in its operating activities. Excluding the effect of the TIS transaction, this cash was provided by reductions of accounts receivable of $22.5 million, offset by decreases in accounts payable of $6.3 million and increased losses incurred in operations. Cash provided by investing activities was $13.6 million, which is a result of the proceeds from the sale of TIS of $14.7 million. Cash was used by financing activities during the quarter to pay down approximately $27.0 million in debt.

     At March 31, 1998, the Company had outstanding debt and long term obligations of $41.9 million, consisting of $12.9 million under the secured senior credit facility, $17.0 million in subordinated debt, and $12.0 million in capital lease obligations.

     The Company continually evaluates its financing requirements to support its business base. Company revenues are seasonal primarily due to the federal government's fiscal year ending in September 30, of each year. The Company anticipates that its current secured senior credit facility will be adequate for 1998. The Company has and continues to evaluate various financing options for additional capital infusion and long-term growth.

     On May 8, 1998 the Company entered into an agreement with one of its shareholders, Union de Banques Suisses (Luxembourg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company for approximately $5.5 million. In addition, the Company agreed to pay UBS $1.0 million for the termination of a letter agreement between UBS and the Company, as well as a negotiation fee for certain expenses UBS incurred in connection with past services performed on behalf of the Company. The total price of $6.5 million was funded by borrowings under the Company's term facility as well as two separate letters of credit secured by the Company's lender.

Year 2000
---------

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

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

                           PART II - OTHER INFORMATION


Item 3.       Defaults Upon Senior Securities
              -------------------------------

Senior and Class B Redeemable Preferred Stocks
----------------------------------------------

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, and its Class B Redeemable Preferred Stock since their issuance. Total undeclared unpaid dividends, accrued for financial reporting purposes, are $2,312,000 for the Series A-1, A-2 Preferred stock and $4,796,000 for the Class B Preferred Stock at March 31, 1998. The Class B Redeemable Preferred stock was retired in May 1998. See Subsequent Event discussed in Note 4 to financial statements for quarter ended March 31, 1998.

12% Cumulative Exchangeable Redeemable Preferred Stock
------------------------------------------------------

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash, (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1997. Cumulative undeclared dividends as of March 31, 1998 accrued for financial reporting purposes totaled $14,735,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $10,795,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.


Item 5.       Other Events
              ------------

Sale of Assets
--------------

     On February 28, 1998, Telos Corporation sold substantially all of the net assets of one of its divisions, Telos Information Systems ("TIS"), to NYMA, Inc., a subsidiary of Federal Data Corporation of Bethesda, Maryland for approximately $14.7 million in cash. The Company has recorded a gain of $5.7 million on its condensed consolidated statement of income for the three months ended March 31, 1998.



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

        (a)   Exhibits:

                  27       Financial Data Schedule


        (b)   Reports on Form 8-K:  Registrant filed a  Current  Report on Form
                                    8-K/A, dated March 18, 1998, in respect of
                                    the  Registrant's   selling  its  software
                                    support division, Telos Information Systems, on February 28, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                      Telos Corporation



May 15, 1998                               /s/ Lorenzo Tellez
                                           ------------------
                                           Lorenzo Tellez
                                           (Principal Financial Officer &
                                           Principal Accounting Officer)