Form 10-Q
period 1998-06-30
TELOS CORP
filed 1998-08-14
CIK 320121

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X               NO
                                             -----                 -----

As of August 1, 1998, the registrant had 21,238,980 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits):  17
                                                    -----

                                           TELOS CORPORATION AND SUBSIDIARIES

                                                            INDEX



                                              PART I. FINANCIAL INFORMATION
                                              ------  ---------------------

                                                                                                              Page
Item 1.        Financial Statements (Unaudited):

     Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1998 and 1997.....................................................3

     Condensed Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997 ................................................................................4

     Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997...............................................................5

     Notes to Condensed Consolidated Financial Statements....................................................6-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................................9-14


                                                   PART II.   OTHER INFORMATION


Item 1.        Legal Proceedings..............................................................................15

Item 2.        Changes in Securities and Use of Proceeds......................................................15

Item 3.        Defaults Upon Senior Securities.............................................................15-16

Item 4.        Submission of Matters to a Vote of Security Holders............................................16

Item 6.        Exhibits and Reports on Form 8-K...............................................................16

SIGNATURES....................................................................................................17


                                                PART I - FINANCIAL INFORMATION

                                              TELOS CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                   (amounts in thousands)


                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                     ------------------------          ------------------------
                                                       1998            1997                1998          1997
                                                       ----            ----                ----          ----

Sales
    Systems and Support Services                       $27,024        $32,189            $53,324       $58,025
    Systems Integration                                 18,153         24,907             34,346        53,134
    Enterworks                                           1,532            993              2,833         1,275
                                                        ------         ------             ------       -------
                                                        46,709         58,089             90,503       112,434
Costs and expenses
    Cost of sales                                       39,634         48,511             80,115        95,159
    Selling, general and
     administrative expenses                             6,431          6,869             12,673        13,394
    Goodwill amortization                                  132            209                325           434
                                                         -----          -----              -----        ------
Operating income (loss)                                    512          2,500             (2,610)        3,447

Other income (expenses)
    Gain on sale of assets                                  --             --              5,683            --
    Other income (expenses)                                  6             11                 26            23
    Interest expense                                    (1,537)        (1,883)            (3,316)       (3,643)
                                                         -----          -----              -----         -----
(Loss) income before taxes                              (1,019)           628               (217)         (173)

Income tax provision                                      (686)            --               (811)           --
                                                         ------         -----              -----         -----

Net (loss) income                                      $(1,705)        $  628            $(1,028)       $ (173)
                                                         =====          =====              =====         =====























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



                                            TELOS CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                                 (amounts in thousands)

                                                        ASSETS

                                                                    June 30, 1998                December 31, 1997
                                                                    -------------                -----------------

Current assets
    Cash and cash equivalents                                         $   141                        $   587
    Accounts receivable, net                                           41,670                         57,972
    Inventories, net                                                   10,024                         12,390
    Deferred income taxes                                               2,204                          4,632
    Other current assets                                                  634                            676
                                                                       ------                         ------
       Total current assets                                            54,673                         76,257

Property and equipment, net of
    accumulated depreciation of
    $23,592 and $22,609, respectively                                  15,146                         15,730
Goodwill, net                                                           7,183                         12,466
Other assets                                                            7,546                          5,265
                                                                       ------                        -------
                                                                      $84,548                       $109,718
                                                                       ======                        =======

                                          LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                                 $17,841                        $16,912
     Other current liabilities                                          7,296                          6,835
     Accrued compensation and benefits                                  6,007                          8,684
                                                                       ------                         ------
       Total current liabilities                                       31,144                         32,431

Senior credit facility                                                 23,750                         39,945
Senior subordinated notes                                              17,011                         16,930
Capital lease obligations                                              11,856                         12,085
                                                                       ------                        -------
       Total liabilities                                               83,761                        101,391
                                                                       ------                        -------
Redeemable preferred stock
     Senior redeemable preferred stock                                  5,417                          5,207
     Class B redeemable preferred stock                                    --                         12,035
     Redeemable preferred stock                                        32,880                         29,951
                                                                       ------                         ------
       Total preferred stock                                           38,297                         47,193
                                                                       ------                         ------
Stockholders' investment
     Common stock                                                          79                             78
     Capital in excess of par                                           2,397                             --
     Retained earnings (deficit)                                      (39,986)                       (38,944)
                                                                       ------                         ------
       Total stockholders' investment (deficit)                       (37,510)                       (38,866)
                                                                       ------                         ------
                                                                      $84,548                       $109,718
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


                                           TELOS CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                 (amounts in thousands)


                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                      ----------------------------
                                                                                          1998            1997
                                                                                          ----            ----
Operating activities:
   Net loss                                                                            $(1,028)        $   (173)
   Adjustments to reconcile net loss to cash
     (used in) provided by operating activities:
     Gain on sale of assets                                                              (5,683)              --
     Depreciation and amortization                                                        1,668            1,919
     Goodwill amortization                                                                  325              434
     Other noncash items                                                                    381               39
     Changes in assets and liabilities                                                   12,541          (19,128)
                                                                                         ------           ------
     Cash provided by (used in) operating activities                                      8,204          (16,909)
                                                                                         ------           ------
Investing activities:
   Proceeds from sale of assets                                                          14,675               --
   Investment in products                                                                (1,111)          (1,154)
   Purchase of property and equipment                                                      (790)          (1,106)
                                                                                         ------            -----
     Cash provided by (used in) investing activities                                     12,774           (2,260)
                                                                                         ------            -----
Financing activities:
   (Repayment of) proceeds from borrowings under
      senior credit facility                                                            (16,195)          18,003
   Payments under capital leases                                                           (229)            (183)
   Retirement of Class B redeemable preferred stock                                      (5,000)              --
   Repayment of senior subordinated notes                                                    --             (675)
                                                                                         ------           ------
     Cash (used in) provided by financing activities                                    (21,424)          17,145
                                                                                         ------           ------
   Decrease in cash and cash equivalents                                                   (446)          (2,024)

   Cash and cash equivalents at beginning
     of period                                                                              587            2,781
                                                                                          -----            -----
   Cash and cash equivalents at end
     of period                                                                           $  141           $  757
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


                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.           General

     The accompanying condensed consolidated financial statements of Telos Corporation ("Telos") and its wholly-owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., Telos International Corporation, and its majority-owned subsidiary, Enterworks, Inc. (collectively, the "Company") have been prepared without audit. Certain information and note disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1998 and 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

Note 2.       Sale of Assets

     On February 28, 1998, Telos sold substantially all of the net assets of one of its support services divisions, Telos Information Systems ("TIS"), to NYMA, Inc., a subsidiary of Federal Data Corporation of Bethesda, Maryland for approximately $14.7 million in cash. The Company has recorded a gain of $5.7 million in its condensed consolidated statement of operations for the six months ended June 30, 1998.

Note 3.   Debt Obligations

     The Company has a $45 million Senior Credit Facility ("Facility") with a bank which matures on July 1, 2000. Borrowings under the Facility are collateralized by certain assets of the Company (primarily accounts receivable and inventory), and the amount of available borrowings fluctuates based on the underlying asset borrowing base and the Company's working capital requirements. At June 30, 1998, the Company was not in compliance with certain financial covenants contained within the Facility. The bank has waived this noncompliance.

Note 4.       Preferred Stock

Senior Redeemable Preferred Stock
---------------------------------

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2 redeemable preferred stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. At June 30, 1998 and December 31, 1997 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Preferred Stock were accrued for financial reporting purposes in the amount of $2,417,000 and $2,207,000 respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Class B Redeemable Preferred Stock
----------------------------------

     On May 8, 1998 the Company entered into an agreement with one of its shareholders, Union de Banques Suisses (Luxembourg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company. These equity holdings included all of the 7,500 shares of the Company's Class B Preferred Stock with a liquidation preference of $1,000 per share, and the cumulative unpaid dividends of approximately $4.8 million, 1,837,773 shares of the Company's Class A Common Stock, and 1,312,695 of the Company's Class A Common Stock warrants. The purchase price to retire these interests was $6.5 million, of which $5 million was paid in cash, and the remaining $1.5 million was funded by two separate letters of credit secured by the Company's lender. These will mature in 120 and 180 days from the date of the transaction.

     The $5.9 million excess of the carrying amount of the Class B Redeemable Preferred Stock over the redemption price was recorded as an increase in capital in excess of par; there was no impact on income from this transaction.

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

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1997. Cumulative undeclared dividends as of June 30, 1998 accrued for financial reporting purposes totaled $16,892,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     In the first six months of 1998, the Company experienced a decrease in revenue of $21.9 million as compared to the same period in 1997. This decrease was largely attributable to a decrease of $18.8 million of revenue from the Company's Systems Integration Group. The Systems Integration Group was impacted by the expiration of the Immigration and Naturalization Services Contract in September 1997 and a lack of follow-up work from certain large contracts which were in place in 1997. In addition, Systems and Support Services revenues for the first six months of 1998 were $4.7 million less than the same 1997 period principally due to the sale of TIS in February 1998.

     Operating profitability decreased during the first six months of 1998 as compared to the same 1997 period, principally due to the effect of the revenue decreases summarized above, a less profitable product mix in 1998 on certain System Integration Group contracts, and under absorption of infrastructure and the fixed nature of facility costs.

     Total backlog from existing contracts was approximately $1.01 billion and $1.07 billion as of June 30, 1998 and December 31, 1997, respectively. Of the $1.01 billion in total backlog, $818.7 million is backlog under the Company's SMC-II contract. The SMC-II contract expires on September 30, 1998. As of June 30, 1998, the funded backlog of the Company totaled $61.7 million, a decrease from $104.3 million from December 31, 1997. This decrease is primarily due to the sale of TIS which decreased funded backlog by $24.9 million in the first quarter of 1998. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering Inc. ("TFE"), Telos International Corporation ("TIC"), and it majority owned subsidiary Enterworks, Inc. ("Enterworks") ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 1998 and 1997 are as follows:


                                                             Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                           ----------------------         ----------------------
                                                            1998            1997           1998           1997
                                                            ----            ----           ----           ----
Sales                                                       100.0%         100.0%          100.0%        100.0%
Cost of sales                                                84.8           83.5            88.5          84.6
SG&A expenses                                                13.8           11.8            14.1          11.9
Goodwill amortization                                         0.3            0.4             0.3           0.4
                                                              ---           ----             ---          ----

Operating income (loss)                                       1.1            4.3            (2.9)          3.1
Other income (expense)                                         --             --              --            --
Gain on sale of assets                                         --             --             6.3            --
Interest expense                                             (3.3)          (3.2)           (3.6)         (3.2)
Income tax provision                                         (1.5)            --            (0.9)           --
                                                              ---            ---             ---            ---

Net (loss) income                                            (3.7)%          1.1%           (1.1)%        (0.1)%

                                                              ===            ===             ===           ===


Financial Data by Market Segment


     Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                                   Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,
                                                   -------------------                  ----------------------
                                                    1998           1997                   1998            1997
                                                    ----           ----                   ----            ----
                                                                     (amounts in thousands)
Revenues:
   Systems and Support Services                    $27,024        $32,189                $53,324       $ 58,025
   Systems Integration                              18,153         24,907                 34,346         53,134
   Enterworks                                        1,532            993                  2,833          1,275
                                                    ------         ------                 ------        -------
         Total                                     $46,709        $58,089                $90,503       $112,434
                                                    ======         ======                 ======        =======

Gross Profit:
   Systems and Support Services                     $4,228         $6,126                 $8,412        $10,045
   Systems Integration                               1,947          3,692                  2,111          7,622
   Enterworks                                          900           (240)                  (135)          (392)
                                                     -----          -----                  -----         ------
         Total                                      $7,075         $9,578                $10,388        $17,275
                                                     =====          =====                 ======         ======

Gross Margin:
   Systems and Support Services                     15.6%           19.0%                  15.8%          17.3%
   Systems Integration                              10.7%           14.8%                   6.1%          14.3%
   Enterworks                                       58.7%          (24.2)%                 (4.8)%        (30.7)%
         Total                                      15.1%           16.5%                  11.5%          15.4%


     For the three month period ended June 30, 1998, revenue decreased by $11.4 million, or 19.6% to $46.7 million from $58.1 million for the comparable 1997 period. Of the $11.4 million decrease, $6.7 million was attributable to the Systems Integration Group, which experienced this loss of revenue primarily because of the expiration of its Immigration and Naturalization Services contract ("INS contract") in September 1997. The INS contract contributed revenues of $7.6 million in the second quarter of 1997. The Systems and Support Services Group also experienced a $5.2 million decrease in revenue from second quarter 1998 compared to second quarter 1997. This decrease is primarily due to a $6.3 million decrease in revenue resulting from the sale of the TIS division in February 1998. This loss of revenue was partially offset by an increase in software solutions sales related to an order under the Artillery Training Simulation Devices product line. The declines in System Integration and Systems and Support Services revenue were also partially offset by an increase of $539,000 in Enterworks revenue for the second quarter of 1998 compared to the second quarter of 1997. The increase is primarily due to Enterworks sales to the Army Logistics market segment.

     Revenue decreased $21.9 million or 19.5% to $90.5 million for the six months ended June 30, 1998, from $112.4 million for the comparable 1997 period. The decrease for the six month period includes an $18.8 million decrease in Systems Integration revenue and a $4.7 million decrease in Systems and Support Services revenue, partially offset by an increase of $1.6 million in Enterworks revenue. This decrease in the six month revenue is primarily due to the lack of revenue from the INS contract, which expired in September 1997 and had revenue of $17.3 million in the first six months of 1997, the sale of TIS in February 1998, and the lack of follow-up work from large contracts which were in place in 1997. These decreases were slightly offset by sales under the Artillery Training Simulation Devices product line of $3.0 million, and Enterworks sales to the Army Logistics and health care market segments.

     Cost of sales decreased by $8.9 million or 18.3%, to $39.6 million in the three month period ended June 30, 1998, from $48.5 million in the comparable 1997 period. The decrease in cost of sales for the three month period includes a $5.0 million decrease in systems integration cost of sales, a $3.3 million decrease in systems and support services cost of sales, and a $600,000 decrease in Enterworks cost of sales. Except for Enterworks, the decrease in cost of sales resulted from the decreases in sales for the period. Additionally, cost of sales increased due to unfavorable changes in product mix and by an under absorption of infrastructure and the fixed nature of facilities costs.

     For the six months ended June 30, 1998, cost of sales decreased $15.0 million, or 15.8%, to $80.1 million from $95.1 million for the same period in 1997. The change in cost of sales includes a $13.3 million decrease in systems integration cost of sales and a $3.0 million decrease in systems and support services cost of sales, and a $1.3 million increase in Enterworks cost of sales. The reasons for these cost of sales decreases are consistent with those summarized in the preceding paragraph.

     Gross profit decreased $2.5 million in the three month period to $7.1 million in 1998, from $9.6 million in the comparable 1997 period. The decrease in gross profit includes a $1.7 million decrease in systems integration gross profit, and a $1.9 million decrease in systems and support services gross profit, partially offset by an increase in Enterworks gross profit of $1.1 million. For the six month period, gross profit decreased by $6.9 million to $10.4 million from $17.3 million. This decrease includes a $5.5 million decrease in systems integration gross profit and a $1.6 million decrease in systems and support services gross profit, offset by a $257,000 decline in Enterworks gross loss. The reasons for the gross profit decrease for the periods ended June 30, 1998 compared to June 30, 1997 related to the reduced revenue base in both the Systems Integration and Systems and Support Services Groups. In addition, the Systems Integration Group experienced shifts in product mix which significantly impacted gross margin.

     Gross margins were 15.1% and 11.5%, respectively, for the three and six month periods of 1998 as compared to 16.5% and 15.4%, respectively, for the comparable periods of 1997.

     Selling, general, and administrative expense ("SG&A") decreased by approximately $438,000 or 6.4%, to $6.4 million in the second quarter of 1998 from $6.9 million in the comparable period of 1997. For the six month period of 1998, SG&A decreased $721,000 to $12.7 million from $13.4 million in 1997. These decreases are due primarily to the Company's consolidation of its administrative support functions and were partially offset by an increased investment in research and development and sales and marketing for Enterworks. Excluding the additional expense incurred for Enterworks research and development of $545,000 and Enterworks sales and marketing costs of $824,000, selling general and administrative expense decreased $2.1 million for the six months ended June 30, 1998 compared to the same period in 1997.

     SG&A as a percentage of revenues increased to 13.8% for the second quarter of 1998 from 11.8% in the comparable 1997 period. SG&A as a percentage of revenues for the six month period ended June 30, 1998 increased to 14.1% from 11.9% compared to the same period in 1997.

     Goodwill amortization expense decreased $77,000 to $132,000 for the three months and decreased by $109,000 to $325,000 for the six months ended June 30, 1998. These reductions are due to a decrease in the goodwill balance associated with the sale of TIS in early 1998.

     Operating income decreased by $2.0 million to $512,000 in the three month period ended June 30, 1998 from $2.5 million of operating profit in the comparable 1997 period. Operating income decreased $6.1 million to a $2.6 million operating loss for the six months ended June 30, 1998 from a $3.4 million operating profit for the six month period ended June 30, 1997. These decreases resulted from the aforementioned decreases in gross profit.

     Telos sold substantially all of the net assets of one of its divisions, TIS, in the first quarter of 1998. The transaction generated approximately $14.7 million in cash proceeds and a gain of $5.7 million. The Company expects that future 1998 quarterly revenues and operating profits will decrease, when compared to 1997, as a result of the TIS sale. Although the Company expects to offset effects of the TIS sale by expanding its business base, there is no assurance that such expansion will occur.

     Interest expense decreased approximately $346,000 to $1.5 million in the second quarter of 1998 from $1.9 million in the comparable 1997 period, and decreased approximately $327,000 to $3.3 million for the six months ended June 30, 1998 from $3.6 million for the comparable 1997 period. These decreases are due to decreased debt levels in 1998.

     The income tax provision was $686,000 and $811,000 for the three and six months ended June 30, 1998, respectively. The tax provisions were primarily attributable to provisions for state income taxes and increases and allowances relating to the recoverability of deferred tax assets. An income tax provision was not recorded for the three or six month periods ended June 30, 1997, principally because federal and state net operating loss carryforwards were sufficient to offset taxes due for those periods.

Liquidity and Capital Resources

     For the six months ended June 30, 1998, the Company generated $8.2 million of cash from its operating activities. This cash was provided by reductions of accounts receivable of $16.3 million, offset by increased losses incurred in operations. Cash provided by investing activities was $12.8 million, which is primarily attributable to the proceeds from the sale of TIS of $14.7 million. Cash used by financing activities during the first half of the year was principally due to $16.2 million of net repayment of debt and $5.0 million relating to the retirement of preferred stock.

     At June 30, 1998, the Company had outstanding debt and long term obligations of $52.6 million, consisting of $23.7 million under the secured senior credit facility, $17.0 million in subordinated debt, and $11.9 million in capital lease obligations.

     The Company regularly evaluates its financing requirements to support its business base. Company revenues are seasonal and are significantly influenced by the federal government's fiscal year end, which is September 30. The Company anticipates that its projected cash flows from operations together with amounts available under its senior credit facility will be adequate to fund operations at least through 1998. In addition, the Company has and continues, from time to time, to evaluate various financing options for additional capital infusion and long-term growth.

     In May 1998, the Company retired all of the equity holdings of Union de Banques Suisses (Luxembourg) S.A. for $6.5 million, of which $5 million was paid in cash in May 1998, and the remaining $1.5 million was funded by two separate letters of credit secured by the Company's lender. These will mature in 120 and 180 days from the date of transaction.

     At June 30, 1998, the Company was noncompliant with certain financial covenants contained in its senior credit facility. The Company's bank has waived this noncompliance.

Year 2000

     The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Systems that do not properly recognize date-sensitive information could generate erroneous data or cause a system to fail. The Company expects to incur internal staff costs as well as consulting and other expenses related to software and infrastructure enhancements necessary to prepare the systems for the year 2000. Maintenance, modification costs and software purchased with the express purpose of fixing the year 2000 problem will be expensed as incurred. Management believes that on the basis of its review of its own computer based systems, the Company is or will be year 2000 compliant without incurring additional material costs. All software created and sold by the Company is believed to be compliant or will be compliant by the year 2000. The Company has been informed by its suppliers that all software licensed to the Company for resale will be compliant by the year 2000. Agencies of the United States Government are principal customers of the Company. If such agencies experience significant year 2000 system failures, under terms of typical government contracts, the Company's performance could be delayed or contracts could be terminated for convenience. If similar failures are experienced by customers or potential customers of the Company, this would also have an impact on the Company's financial performance.

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

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the timing and approval of the federal government's fiscal year budget, business growth through obtaining new business and, once obtained, the Company's ability to perform successfully at a profit, the Company's ability to convert contract backlog to revenue, the Company's ability to secure adequate capital and financing to support continued business growth, and the risk of the federal government terminating contracts with the Company. While the Company has not experienced significant contract terminations with the federal government, the federal government can terminate at its convenience. Should this occur, the Company's operating results could be adversely impacted.

     As a high percentage of the Company's revenue is derived from business with the federal government, the Company's operating results could be adversely impacted should the federal government not approve and implement its annual budget in a timely fashion.

     While the Company believes it has adequate financing to support its revenue base anticipated for 1998, the Company's growth depends upon its ability to obtain additional capital and financing sources. The Company regularly reviews the requirements for additional financing. However, no assurance can be made on whether such financing, if necessary, can be obtained on acceptable terms.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 1, 1998, the U.S. District Court for the Eastern District of Virginia entered its final order in Telos Corporation v. Cede & Co., Case No. 1:97CVO439. In its final order, the court held that dividends payable on Telos' 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") had been in arrears and unpaid for more than three consecutive full semi-annual periods and that the holders of the Preferred Stock were entitled to elect two Class D directors on or before July 31, 1998. Said election was held on July 31, 1998, and the Preferred Stock shareholders elected two Class D directors.


Item 2.  Changes in Securities and Use of Proceeds

     On May 8, 1998 the Company entered into an agreement with one of its shareholders, Union de Banques Suisses (Luxembourg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company. These equity holdings included all of the 7,500 shares of the Company's Class B Preferred Stock with a liquidation preference of $1,000 per share, and the cumulative unpaid dividends of approximately $4.8 million, 1,837,773 shares of the Company's Class A Common Stock, and 1,312,695 of the Company's Class A Common Stock warrants. The purchase price to retire these interests was $6.5 million, of which $5 million was paid in cash, and the remaining $1.5 million was funded by two separate letters of credit secured by the Company's lender. These will mature in 120 and 180 days from the date of the transaction.


Item 3.  Defaults Upon Senior Securities


Senior Redeemable Preferred Stocks

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $2,417,000 for the Series A-1 and A-2 Preferred Stock at June 30, 1998.


12% Cumulative Exchangeable Redeemable Preferred Stock

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1997. Cumulative undeclared dividends as of June 30, 1998 accrued for financial reporting purposes totaled $16,892,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $12,942,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 11, 1998 at the annual meeting of common shareholders a vote was taken to elect the following directors: Dr. Fred Charles Ikle, John B. Wood, Norman P. Byers and Dr. Stephen Bryen. The persons nominated were approved to be directors of the Corporation by unanimous vote of all shareholders present at the meeting which represented a majority of the Company's common shares outstanding.

     On July 31, 1998, at a special meeting of the holders of the 12% Cumulative Exchangeable Redeemable Preferred Stock ("12% Preferred Stock"), a vote was taken to elect two new Class D directors. Mr. Julio E. Heurtematte, Jr. and Malcolm M.B. Sterrett were elected by plurality vote of all shareholders present at the meeting, in person or by proxy, which represented a majority of the Company's 12% Preferred Stock outstanding.


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              10.85 Share Purchase Agreement between Telos Corporation, a Maryland Corporation, formerly named and known as C3, Inc. and Union Bank of Switzerland dated May 7, 1998.

              27          Financial Data Schedule

        (b) Reports on Form 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                           Telos Corporation



August 14, 1998                                 /s/  Lorenzo Tellez
                                                --------------------------------
                                                Lorenzo Tellez
                                                (Principal Financial Officer &
                                                Principal Accounting Officer)

                                Telos Corporation
                                  Exhibit Index


   Exhibit
   Number                                   Exhibit Name                                                  Page
   ------                                   ------------                                                  ----

    10.85         Share Purchase Agreement between Telos Corporation, a Maryland                           19
                  Corporation,  formerly  named and known as C3, Inc.  and Union
                  Bank of Switzerland dated May 7, 1998.

    27            Financial Data Schedule                                                                  27