Form 10-Q
period 1998-09-30
TELOS CORP
filed 1998-11-16
CIK 320121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X]           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X                 NO
                                              ----                  ----

     As of November 1, 1998, the registrant had 21,238,980 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,595,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 16
                                                    ----

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX



                          PART I.   FINANCIAL INFORMATION
                          -------   ---------------------

                                                                                                          Page
Item 1.        Financial Statements (Unaudited):

     Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 1998 and 1997...........................................3

     Condensed Consolidated Balance Sheets as of September 30, 1998
         and December 31, 1997 ............................................................................4

     Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997.....................................................5

     Notes to Condensed Consolidated Financial Statements................................................6-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................................................9-13


                                 PART II.   OTHER INFORMATION


Item 1.        Legal Proceedings..........................................................................14

Item 2.        Changes in Securities and Use of Proceeds..................................................14

Item 3.        Defaults Upon Senior Securities.........................................................14-15

Item 4.        Submission of Matters to a Vote of Security Holders........................................15

Item 6.        Exhibits and Reports on Form 8-K...........................................................15

SIGNATURES................................................................................................16



                                                    PART I - FINANCIAL INFORMATION

                                                  TELOS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                                         (amounts in thousands)


                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                    ------------------------            -----------------------
                                                       1998            1997              1998           1997
                                                       ----            ----              ----           ----
Revenue
    Systems and Support Services                       $22,347        $32,380            $75,671       $90,406
    Systems Integration                                 16,802         34,576             51,148        87,710
    Enterworks                                           1,309          1,045              4,142         2,319
                                                        ------         ------             ------       --------
                                                        40,458         68,001            130,961       180,435
Costs and expenses
    Cost of revenue                                     37,399         59,406            117,514       154,565
Selling, general and
     administrative expenses                             6,446          6,422             19,119        19,816
    Goodwill amortization                                  132            210                457           644
                                                         -----          -----             ------        ------
Operating (loss) income                                 (3,519)         1,963             (6,129)        5,410

Other income (expenses)
    Gain on sale of assets                                  --             --              5,683            --
    Other income                                            14             22                 40            45
Interest expense                                        (1,662)        (1,908)            (4,978)       (5,551)
                                                         -----          -----              -----         -----

(Loss) income before taxes                              (5,167)            77             (5,384)          (96)

Income tax provision                                      (117)            --               (928)           --
                                                           ---           ----                ---           ---

Net (loss) income                                      $(5,284)        $   77            $(6,312)         $(96)
                                                         =====          =====              =====            ==























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




                                                      TELOS CORPORATION AND SUBSIDIARIES
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (Unaudited)
                                                             (amounts in thousands)

                                                                     ASSETS

                                                                 September 30, 1998              December 31, 1997
                                                                 ------------------              -----------------
Current assets
    Cash and cash equivalents                                         $   471                        $   587
    Accounts receivable, net                                           36,268                         57,972
    Inventories, net                                                   12,581                         12,390
    Deferred income taxes                                               1,752                          4,632
    Other current assets                                                  725                            676
                                                                       ------                         ------
       Total current assets                                            51,797                         76,257

Property and equipment, net of
    accumulated depreciation of
    $24,217 and $22,609, respectively                                  14,660                         15,730
Goodwill, net                                                           7,051                         12,466
Other assets                                                            7,961                          5,265
                                                                       ------                        -------
                                                                      $81,469                       $109,718
                                                                       ======                        =======

                                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                                 $20,728                        $16,912
     Accrued compensation and benefits                                  7,608                          8,684
     Other current liabilities                                          7,699                          6,835
                                                                       ------                         ------

       Total current liabilities                                       36,035                         32,431

Senior credit facility                                                 21,117                         39,945
Senior subordinated notes                                              17,054                         16,930
Capital lease obligations                                              11,762                         12,085
                                                                       ------                        -------

       Total liabilities                                               85,968                        101,391
                                                                       ------                        -------

Redeemable preferred stock
     Senior redeemable preferred stock                                  5,524                          5,207
     Class B redeemable preferred stock                                    --                         12,035
     Redeemable preferred stock                                        33,265                         29,951
                                                                       ------                         ------

       Total preferred stock                                           38,789                         47,193
                                                                       ------                         ------

Stockholders' investment
     Common stock                                                          78                             78
     Capital in excess of par                                           1,905                             --
     Retained earnings (deficit)                                      (45,271)                       (38,944)
                                                                       ------                         ------

       Total stockholders' investment (deficit)                       (43,288)                       (38,866)
                                                                       ------                         ------
                                                                      $81,469                       $109,718
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




                                                  TELOS CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                        (amounts in thousands)

                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                      -------------------------
                                                                                         1998            1997
                                                                                         ----            ----
Operating activities:
     Net loss                                                                          $(6,312)        $    (96)
     Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
         Gain on sale of assets                                                         (5,683)              --
         Depreciation and amortization                                                   3,169            2,988
         Goodwill amortization                                                             457              644
         Other noncash items                                                               574            1,604
         Changes in assets and liabilities                                              20,931          (23,287)
                                                                                        ------           ------
         Cash provided by (used in) operating activities                                13,136          (18,147)
                                                                                        ------           ------
Investing activities:
     Proceeds from sale of assets                                                       14,675               --
     Investment in software products                                                    (1,806)          (1,989)
     Purchase of property and equipment                                                   (970)          (1,877)
                                                                                        ------            -----
         Cash provided by (used in) investing activities                                11,899           (3,866)
                                                                                        ------            -----
Financing activities:
     (Repayment of) proceeds from borrowings under
         senior credit facility                                                        (18,828)          20,612
     Payments under capital leases                                                        (323)            (281)
     Retirement of Class B redeemable preferred stock                                   (6,000)              --
     Repayment of senior subordinated notes                                                 --             (675)
                                                                                        ------           ------

         Cash (used in) provided by financing activities                               (25,151)          19,656
                                                                                        ------           ------
     Decrease in cash and cash equivalents                                                (116)          (2,357)

     Cash and cash equivalents at beginning
         of period                                                                         587            2,781
                                                                                           ---            -----
     Cash and cash equivalents at end
         of period                                                                      $  471           $  424
                                                                                          ====             ====












                                             The accompanying notes are an integral part of these
                                                 condensed consolidated financial statements.


                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.           Basis of Presentation

         The accompanying interim financial statements include the accounts of Telos Corporation ("Telos") and its wholly-owned subsidiaries Telos Corporation (California), Telos Field Engineering, Inc., and Telos International Corporation, and its substantially owned subsidiary, Enterworks, Inc. (collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of management, the accompanying interim financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1997 Form 10-K. Certain reclassifications have been made to conform to the current period presentation.

Note 2.       Sale of Assets

         In February 1998, Telos sold substantially all of the net assets of one of its support services divisions, Telos Information Systems ("TIS"), to NYMA, Inc., a subsidiary of Federal Data Corporation of Bethesda, Maryland, for approximately $14.7 million in cash. In connection with this sale, the Company has recorded a gain of $5.7 million in its condensed consolidated statement of operations for the nine months ended September 30, 1998.

Note 3.   Senior Credit Facility

         The Company has a $45 million Senior Credit Facility ("the Facility") with a bank which matures on July 1, 2000. Borrowings under the Facility are collateralized primarily by the Company's accounts receivable and inventory, and the amount of available borrowings fluctuates based on the underlying asset borrowing base. At September 30, 1998, the Company was not in compliance with several of the covenants contained within the Facility, including covenants relating to certain leverage, net worth, tangible capital and fixed charge coverage goals. The bank has waived this noncompliance.

Note 4.       Redeemable Preferred Stock

Senior Redeemable Preferred Stock

         The components of the Senior Redeemable Preferred Stock are Series A-1 and Series A-2 Redeemable Preferred Stock each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the Series A-1 and A-2 on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. Through September 30, 1998, there has been no available cash flow permitting mandatory redemption. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At September 30, 1998 and December 31, 1997 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 totaled $2,524,000, and $2,207,000, respectively, and have been accrued as a component of the carrying value of the Senior Redeemable Preferred Stock balances in the accompanying financial statements.

Class B Redeemable Preferred Stock
----------------------------------

         In May 1998 the Company entered into an agreement with one of its shareholders, Union de Banques Suisses (Luxembourg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company. These equity holdings included all of the 7,500 shares of the Company's Class B Preferred Stock with a liquidation preference of $1,000 per share, and the cumulative unpaid dividends of approximately $4.8 million, 1,837,773 shares of the Company's Class A Common Stock, and 1,312,695 of the Company's Class A Common Stock warrants. The purchase price to retire these interests was $6.5 million, of which $5 million was paid in cash, and the remaining $1.5 million was funded by two separate letters of credit secured by the Company's lender. UBS was paid using the first letter of credit, in the amount of $1.0 million, in September 1998, and the second letter of credit of $500,000 matures in November 1998.

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

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06% of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1998. Cumulative undeclared dividends as of September 30, 1998 accrued for financial reporting purposes totaled $16,892,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Revenue for the first nine months of 1998 was $131.0 million, a decrease of $49.5 million or 27% as compared to the same 1997 period. This decrease was primarily attributable to a $36.6 million decline in revenue from the Company's Systems Integration Group, which was impacted by the expiration of the Immigration and Naturalization Services contract in September 1997. In addition, Systems and Support Services revenue for the first nine months of 1998 were $14.7 million less than the same 1997 period, principally due to the sale of TIS in February 1998.

         Operating losses through the first nine months of 1998 were $6.1 million as compared to an operating profit of $5.4 million during the same 1997 period. Operating profitability declined as a result of the decreases in revenue noted in the preceding paragraph, the under absorption of certain infrastructure costs, and a less profitable product mix for the Systems Integration Group in 1998 as compared to 1997.

         As of September 30, 1998, the funded backlog of the Company totaled $89.6 million, a decrease from $104.0 million as of December 31, 1997. This decrease is primarily due to the sale of TIS in the first quarter of 1998. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts. Total backlog from existing contracts was approximately $994 million and $1.07 billion as of September 30, 1998 and December 31, 1997, respectively. Of the $994 million in total backlog, $799.6 million is backlog under the Company's SMC-II contract which expires on January 31, 1999.

Results of Operations

         The condensed consolidated statements of operations include the results of operations of Telos Corporation and its subsidiaries. The major elements of the Company's operating expenses as a percentage of revenue for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                                             Three Months Ended            Nine Months Ended
                                                              September 30,                  September 30,
                                                           ---------------------          --------------------
                                                            1998            1997           1998            1997
                                                            ----            ----           -----           ----
Revenue                                                     100.0%         100.0%          100.0%        100.0%
Cost of revenue                                              92.4           87.4            89.7          85.7
SG&A expenses                                                15.9            9.4            14.6          11.0
Goodwill amortization                                         0.4            0.3             0.4           0.3
                                                              ---           ----             ---          ----

Operating (loss) income                                      (8.7)           2.9            (4.7)          3.0
Other income (expense)                                         --             --              --            --
Gain on sale of assets                                         --             --             4.3            --
Interest expense                                             (4.1)          (2.8)           (3.8)         (3.1)
Income tax provision                                         (0.3)            --            (0.7)           --
                                                              ---            ---             ---           ---

Net (loss) income                                           (13.1)%          0.1%           (4.9)%        (0.1)%
                                                             ====            ===             ===           ===



Financial Data by Market Segment

         Revenue, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                                   ------------------                     ---------------------
                                                    1998           1997                    1998           1997
                                                    ----           ----                    ----           ----
                                                                      (amounts in thousands)
Revenue:
   Systems and Support Services                    $22,347        $32,380               $ 75,671       $ 90,406
   Systems Integration                              16,802         34,576                 51,148         87,710
   Enterworks                                        1,309          1,045                  4,142          2,319
                                                    ------         ------                -------        -------
         Total                                     $40,458        $68,001               $130,961       $180,435
                                                    ======         ======                =======        =======

Gross Profit:
   Systems and Support Services                    $ 3,119        $ 5,792               $ 11,531       $ 15,837
   Systems Integration                                 808          2,973                  2,919         10,595
   Enterworks                                         (868)          (170)                (1,003)          (562)
                                                     -----          -----                 ------         ------
         Total                                     $ 3,059        $ 8,595               $ 13,447       $ 25,870
                                                    ======         ======                =======        =======

Gross Margin:
   Systems and Support Services                     14.0%           17.9%                  15.2%          17.5%
   Systems Integration                               4.8%            8.6%                   5.7%          12.1%
   Enterworks                                      (66.3)%         (16.3)%                (24.2)%        (24.2)%
         Total                                       7.6%           12.6%                  10.3%          14.3%

     Revenue for the quarter ended September 30, 1998 was $40.5 million, a $27.5 million or 40% decrease from the comparable 1997 period. Approximately $17.8 million of this decrease was attributable to the Systems Integration Group, which experienced lower revenue primarily due to the completion of two separate projects during the third quarter of 1997: the Immigration and Naturalization Services Contract ("INS Contract") and the Joint Recruiting Information Support System Blanket Purchase Agreement ("JRISS BPA"). The INS Contract and JRISS BPA contributed revenue of $7.2 million and $7.6 million, respectively, in the third quarter of 1997. In addition, the Systems and Support Services Group experienced a $10.0 million decrease in revenue from the third quarter of 1998 compared to the third quarter of 1997. This decrease was primarily due to the sale of TIS in February 1998 and the expiration of its Immigration and Naturalization Services Blanket Purchase Agreement for Field Operation Support Contract ("INS BPA") in the fourth quarter of 1997. TIS and INS BPA contributed revenue of $6.4 million and $4.5 million, respectively, during the third quarter of 1997 with no corresponding 1998 revenues. The declines in Systems Integration and Systems and Support Services revenue were partially offset by an increase of $264,000 in Enterworks revenue for the third quarter of 1998 compared to the third quarter of 1997.

         For the nine months ended September 30, 1998 as compared to the same 1997 period, revenue decreased $49.5 million or 27.4% to $131.0 million. The decrease for the nine month period includes a $36.6 million decrease in Systems Integration revenue and a $14.7 million decrease in Systems and Support Services revenue, partially offset by an increase of $1.8 million in Enterworks revenue. The revenue decreases are primarily attributable to the factors noted in the preceding paragraph, including INS contract, JRISS BPA, INS BPA and TIS revenue which were $23.9 million, $7.6 million, $8.9 million and $18.0 million higher, respectively, during the first nine months of 1997 than the first nine months of 1998.

         Cost of revenue was 92.4% of revenue for the quarter and 89.7% of revenue for the nine months ended September 30, 1998, as compared to 87.4% and 85.7% for the comparable 1997 periods. The increases in cost of revenue as a percentage of revenue are primarily attributable to unfavorable changes in product mix and the under absorption of infrastucture costs. On a dollar basis, the decreases in cost of revenue for the quarter and nine months as compared to the same 1997 periods are primarily attributable to the decreases in revenue.

         Selling, general and administrative expenses ("SG&A") were $6.4 million in both the third quarter of 1998 and 1997. For the nine month period SG&A decreased $697,000 to $19.1 million in 1998 from $19.8 million in 1997. During the first nine months of 1998, the Company increased expenditures for Enterworks research and development and sales and marketing by $1.0 million and $1.8 million, respectively, as compared to the same 1997 period. However, these increases were more than offset by reductions in SG&A expenditures, relating principally to the consolidation of certain administrative support functions.

         Goodwill amortization expense decreased $78,000 to $132,000 for the three months and decreased by $187,000 to $457,000 for the nine months ended September 30, 1998. These reductions are due to a decrease in the goodwill balance associated with the sale of TIS, one of Telos' divisions, in early 1998.

         Telos sold substantially all of the net assets of TIS in the first quarter of 1998. The transaction generated $14.7 million in cash proceeds and a gain of $5.7 million. The Company expects that future quarterly revenues and operating profits will decrease, when compared to 1997, as a result of the TIS sale. Although the Company continues to seek to offset effects of the TIS sale by expanding its business base, there is no assurance that such expansion will occur.

         Interest expense decreased approximately $246,000 to $1.7 million in the third quarter of 1998 from $1.9 million in the comparable 1997 period, and decreased approximately $573,000 to $5.0 million for the nine months ended
September 30, 1998 from $5.5 million for the comparable 1997 period. These decreases are due principally to decreased debt levels in 1998.

         The income tax provision was $117,000 for the quarter and $928,000 for the nine months ended September 30, 1998. These tax provisions were primarily attributable to state income taxes and increases in allowances relating to the recoverability of deferred tax assets. An income tax provision was not recorded for the three or nine month periods ended September 30, 1997, principally because federal and state net operating loss carryforwards were sufficient to offset taxes due for those periods.

Liquidity and Capital Resources

         For the nine months ended September 30, 1998, the Company generated $13.1 million of cash from its operating activities. This cash was generated largely by reductions of accounts receivable of $21.7 million, offset by the net loss from operations. Cash provided by investing activities for the nine months was $11.9 million, which was primarily attributable to the proceeds from the sale of TIS of $14.7 million. Cash used in financing activities during the nine month period of $25.2 million was principally due to an $18.8 million net repayment of the senior credit facility and the $6.0 million retirement of preferred stock.

         At September 30, 1998, the Company had outstanding debt and long-term obligations of $50.0 million, consisting of $21.1 million under the senior credit facility, $17.1 million in subordinated debt and $11.8 million in capital lease obligations.

         The Company regularly  evaluates its financing  requirements to support its business base. Certain revenues are seasonal and are significantly influenced by customer order activity near the federal government's fiscal year end of September 30. The Company anticipates that its projected cash flows from operations together with amounts available under its senior credit facility will be adequate to fund operations at least through 1998. For 1999, in addition to projected cash flows from operations and amounts available under its senior credit facility, the Company expects to continue to evaluate various financing options to fund its activities.

         In May 1998, the Company retired all of the equity holdings of Union de Banques Suisses (Luxembourg) S.A. for $6.5 million, of which $5 million was paid in cash in May 1998, and the remaining $1.5 million was funded by two separate letters of credit secured by the Company's lender. UBS was paid using the first letter of credit, in the amount of $1.0 million, in September 1998, and the second letter of credit of $500,000 matures in November 1998.

         At September 30, 1998, the Company was not in compliance with certain financial covenants contained in its senior credit facility. The Company's bank has waived this noncompliance.

Year 2000

         The Company, like most owners of computer software, will be required to modify significant portions of its internal use software so that it will function properly in the year 2000. Systems that do not properly recognize date-sensitive information could generate erroneous data or cause a system to fail. The Company expects to continue to incur internal staff costs as well as consulting and other expenses related to software and infrastructure enhancements necessary to prepare the systems for the year 2000. However, management estimates that the total amount of these future costs will not have a material adverse effect on the Company's business or results of operations. Maintenance, modification costs and software purchased with the express purpose of fixing the year 2000 problem will be expensed as incurred.

         The Company has been informed by its suppliers that software licensed to the Company for resale will be compliant by the year 2000. If this information is not correct, there could be a material adverse effect on the Company. Agencies of the United States Government are principal customers of the Company. If such agencies experience significant year 2000 system failures, under terms of typical government contracts, the Company's performance could be delayed or contracts could be terminated for convenience, which could have a material adverse effect on the Company. If similar failures are experienced by other customers or potential customers of the Company, this would also have an impact on the Company.

         Based on its internal review and the compliance information received from its suppliers, the Company does not believe that there is a need for a contingency plan for year 2000 system non-compliance. Such a plan will be developed if the Company becomes aware of any year 2000 non-compliance that would impact its critical operations. The cost of developing and implementing such a plan, if required, may in itself be material.

         Management believes that software created and sold by the Company is compliant or will be compliant by the year 2000. However, because the Company is in the business of selling computer systems, the Company's risk of being subjected to lawsuits relating to year 2000 issues is likely to be greater than that of other industries. Computer systems may involve different hardware and software components from different manufacturers; therefore, it may be difficult to determine which component in a computer system may cause a year 2000 issue. As a result, the Company may be subjected to year 2000 related lawsuits independent of whether its products and services are year 2000 compliant. The outcomes of such lawsuits and the impact on the Company cannot be determined at this time.

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

         A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the timing and approval of the federal government's fiscal year budget, business growth through obtaining new business and, once obtained, the Company's ability to perform successfully at a profit, the Company's ability to convert contract backlog to revenue, the Company's ability to secure adequate capital and financing to support continued business growth, and the risk of the federal government terminating contracts with the Company. While the Company has not experienced significant contract terminations with the federal government, the federal government can terminate at its convenience. Should this occur, the Company's operating results could be materially adversely impacted.

         As a high percentage of the Company's revenue is derived from business with the federal government, the Company's operating results could be adversely impacted should the federal government not approve and implement its annual budget in a timely fashion.

         While the Company believes it has adequate financing to support its revenue base anticipated for the remainder of 1998, the Company's growth depends upon its ability to obtain additional capital and financing sources. The Company regularly reviews the requirements for additional financing. However, no assurance can be made on whether such financing, if necessary, can be obtained on acceptable terms.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

         On May 8, 1998 the Company entered into an agreement with one of its shareholders, Union de Banques Suisses (Luxembourg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company. These equity holdings included all of the 7,500 shares of the Company's Class B Preferred Stock with a liquidation preference of $1,000 per share, and the cumulative unpaid dividends of approximately $4.8 million, 1,837,773 shares of the Company's Class A Common Stock, and 1,312,695 of the Company's Class A Common stock warrants. The purchase price to retire these interests was $6.5 million, of which $5 million was paid in cash, and the remaining $1.5 million was funded by two separate letters of credit secured by the Company's lender. The first letter of credit matured 120 days after the date of the transaction, and the second letter of credit will mature 180 days from the date of the transaction.

Item 3.  Defaults Upon Senior Securities


Senior Redeemable Preferred Stock

         The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $2,524,000 for the Series A-1 and A-2 Preferred Stock at September 30, 1998.


12% Cumulative Exchangeable Redeemable Preferred Stock

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1998. Cumulative undeclared dividends as of September 30, 1998 accrued for financial reporting purposes totaled $16,892,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $12,942,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.


Item 4.  Submission of Matters to a Vote of Security Holders

     On July 31, 1998, at a special meeting of the holders of the 12% Cumulative Exchangeable Redeemable Preferred Stock ("12% Preferred Stock"), a vote was taken to elect two new Class D directors. Mr. Julio E. Heurtematte, Jr. and Mr. Malcolm M.B. Sterrett were elected by plurality vote of all shareholders present at the meeting, in person or by proxy, which represented a majority of the Company's 12% Preferred Stock outstanding. Specifically, Mr. Heurtematte received 2,617,736 votes, and Mr. Sterrett also received 2,617,736 votes.


Item 6.           Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              27          Financial Data Schedule

(b)      Reports on Form 8-K:

              None.

  Item 5 and Item 7 are not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                             Telos Corporation



November 16, 1998                                 /s/  Lorenzo Tellez
                                                  ------------------------------
                                                  Lorenzo Tellez
                                                  (Principal Financial Officer &
                                                  Principal Accounting Officer)