Form 10-K
period 1998-12-31
TELOS CORP
filed 1999-04-02
CIK 320121

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

        [X]          Annual Report Pursuant to Section 13 or 15(d)
                       The Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1998


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

Securities registered pursuant to Section 12(b)of the Act:   NONE

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

     As of March 28, 1999, the registrant had 21,238,980 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

Incorporation by Reference:  None
Number of pages in this report (excluding exhibits): 57

                                       PART 1

Item 1.       Business

History and Introduction

     Founded in 1968, Telos Corporation ("Telos" or the "Company") delivers enterprise integration solutions and services to customers in the U.S. federal government and industry. Telos' product and service offerings span the entire systems life cycle, including network and systems design, software development, systems integration, hardware and software maintenance, and solutions for emerging needs for enterprise network infrastructure management, data integration, and information security. The Company headquarters is in Ashburn, Virginia, part of Northern Virginia's growing Netplex region of high technology companies. There are approximately 60 other offices throughout the United States and around the world.

     In today's dynamic business environment, timely and accurate information flow is critical for success. Telos' specialized approach to this information challenge is based on leveraging customers' IT infrastructure, delivering user centric information, and enabling customers to achieve a fast return on investment. Many customers are turning to the virtual enterprise as a model for improving business performance through enhanced communications and business processes. The virtual enterprise is a demand driven partnership of customers, employees, partners and suppliers to deliver solutions. Telos' solutions are aimed at overcoming the critical barriers that face the virtual enterprise: (1) the difficulty in accessing disparate data without extensive programming, (2) the inability to quickly integrate data to ensure customer responsiveness, manufacturing and distribution efficiency and overall competitive strength, (3) the problem of effectively distributing information quickly and securely and (4) the challenge of making the organizational and technological complexity invisible to end users.

     Over each of the past three years, Telos has made significant investments in the development of software and service solutions to facilitate the transition of its business toward a larger mix of fixed price commerce solutions. As part of this strategy, the Company has discontinued or divested itself of those elements of its traditional business which were not consistent with this strategy. In December 1996, Telos sold Telos Consulting Services ("TCS"), one of its contract labor divisions, for $31.6 million. In February 1998, Telos sold Telos Information Systems ("TIS"), another contract labor division, for $14.7 million.

Reportable Operating Segments

     During 1998, the Company provided its business solutions through three operating segments: Systems and Support Services, its Products Group, and its Enterworks subsidiary.

Systems and Support Services

      The Company's Systems and Support Services Group provides software development and support services for software and hardware including technology insertion, system redesign, software re-engineering, Help Desk, and third party maintenance. Key customers of this segment include: The U.S. Army at Ft. Sill in Lawton, Oklahoma; the U.S. Army at Ft. Monmouth in Red Bank, New Jersey; and the U.S. Army's Redstone Arsenal in Huntsville, Alabama. Telos is the largest provider of software engineering services to the U.S. Army, maintaining over 50 million lines of software code for fire support systems. In addition, the Company has supported seventy-nine tactical land and satellite communications systems for the Communications-Electronics Command's Research, Development, and Engineering Center. The Company's largest hardware services contract is for the Redstone Arsenal where the Telos Call Center responds to support the Army's Aviation and Missile Command. In addition to these traditional Telos customers and services, the Company has information assurance, data integration and enterprise management practices which generate higher margins and represent a growing component of this segment.

     For 1998, the Systems and Support Services Group generated revenue of $98.3 million, or 47.5%, of the Company's consolidated revenue. Both the TIS and TCS divisions were part of the Systems and Support Services Group prior to their respective sales in 1998 and 1996, respectively.

Products Group

     The Products Group delivers product-based solutions for networking environments. This group sells commercial products from most major original equipment manufacturers. The Company is capable of staging, installing, and deploying large network infrastructures with little disruption to the customer's ongoing operations.

     This operating segment also holds the largest network integration contract ever awarded by the U.S. federal government. The Small Multi-user Computer ("SMC-II") contract has a three-year term that commenced with award in September 1995, and was extended through April 1999. The Products Group was awarded the follow-on to the SMC II Contract, Infrastructure Solutions 1, in February 1999. For 1998, the Products Group had revenues of $101.7 million, or 49.1%, of the Company's consolidated revenues.

Enterworks, Inc.

     Enterworks, Inc. ("Enterworks") develops, markets, licenses and supports Web-enabled software products that integrate data, applications and business processes throughout an enterprise. The Company's primary product is Virtual DB(TM), which delivers single, integrated views of data across multiple, disparate databases and platforms. These real-time views can easily be tailored to a company's business model, and the cleansed, integrated data can be stored in a data warehouse or forwarded to an enterprise software application. At the end of 1998, the Company released Enterworks(TM) Process Manager ("EPM") for Deployment, an innovative solution for reducing the cost, time and complexity of implementing enterprise software packages. The technology underlying EPM for Deployment uses intelligent agents that interact with existing databases and business applications to automate data exchange and coordinate the execution of tasks across any system using proven "best practices" models.

     Enterworks' advanced solutions are targeted at companies with complex data environments and a strong need to build competitive strengths by increasing their speed, agility, and business intelligence. The Company focuses primarily in government markets, manufacturing, and healthcare, offering specialized consulting, training and support services as part of a total solution for its customers.

     For 1998, Enterworks had revenues of $7.1 million, or 3.4%, of the Company's consolidated revenues.

Revenue by Major Market and Significant Customers

Revenue by major market for the Company are as follows:

                                                     Percentage of total consolidated revenue for
                                                   -------------------------------------------------
                                                   1998                  1997                 1996(1)
                                                   ----                  ----                 -------
Federal government                                92.9%                  94.6%                 84.8%
Commercial                                         5.1                    3.9                  13.6
State and local governments                        2.0                    1.5                   1.6
                                                  ----                   ----                  ----
         Total                                   100.0%                 100.0%                100.0%
                                                 ======                 =====                 =====

(1)  1996 major market revenue percentages exclude TCS revenues.  TCS was sold in 1996.

     Total consolidated revenue derived from the federal government for 1998 includes 68.9% of revenue from contracts with the Department of Defense, 21.7% of revenue from contracts with other Departments of the federal government, and 2.3% of revenue from subcontracts with U.S. government prime contractors.

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

Employees

     The Company employed 1,155 persons as of December 31, 1998. The services the Company provides require proficiency in many fields, such as computer science, mathematics, physics, engineering, operations research, economics, and business administration.

     Of the total Company personnel, 807 provide Systems and Support Services, 105 are employed by Enterworks and 105 provide System Integration (Products) Services. An additional 138 employees provide corporate and business services functions.

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

     At December 31, 1998 and 1997, the Company had total backlog from existing contracts of approximately $923.3 million and $1.0 billion, respectively. This is the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the client, over periods extending up to seven years. Included in the backlog at December 31, 1998 is $786 million from the Company's SMC-II contract, which is due to expire in April 1999 and is therefore unlikely to be converted to orders and revenue of this magnitude in 1999. The Company has been awarded the follow-on contract to SMC II, Infrastructure Solutions-1 ("IS1"), in the first quarter of 1999. This contract has a five year term with an award amount not to exceed $380 million. The backlog totals at December 31, 1998 do not include this award. Approximately $56 million and $104 million of the total was funded backlog at December 31, 1998 and 1997, respectively.

     While backlog remains a useful measurement consideration, in recent years the Company, as well as other federal contractors, experienced a change in the manner in which the federal government procures equipment and services. These procurement changes include the growth in the use of General Services Administration ("GSA") schedules which allow agencies of the federal government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition as many companies hold such schedules. Along with the GSA schedules, the federal government is awarding a large number of omnibus contracts with multiple awardees. These contracts generally require extensive marketing efforts by the awardees to procure business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of potential growth that the Company continues to aggressively pursue.

Overview of 1998

     During 1998, Telos continued to make investments in order to execute its strategy of transitioning its business toward a larger mix of fixed price commerce solutions.

     These investments included the continued development of Enterworks' enterprise application integration software solutions, Virtual Database ("Virtual DB") and Enterworks Process Manager ("EPM"). Virtual DB 3.0 was released in March 1999, and EPM 1.0 was released in December 1998. Enterworks' revenue grew to $7.1 million in 1998, more than double 1997 revenue. The Company expects Enterworks revenue to continue to increase in 1999 based on the status of its products and its continuing investment in its sales and marketing infrastructure to support those products. However, the Company does not expect the Enterworks business to be profitable until after 1999, consistent with the experience of comparable software companies at this stage of development.

     The Company's 1998 investments were also focused on its higher margin information assurance, data integration, advanced messaging and wireless networking practices. Revenue for these practices approximated $7.0 million for 1998, which also represents a more than doubling of 1997 revenue. In December 1998, Telos announced a strategic partnership with Tivoli Systems, a subsidiary of IBM, whereby Telos plans to provide professional services to support Tivoli Products. This enterprise management practice will be an additional area of emphasis for Telos in 1999 and beyond. As with Enterworks, the Company expects total revenue for these practices will continue to grow in 1999 based in part on its continuing investments in sales and marketing to support these practices.

     The Company's 1998 activities also focused on reducing or eliminating certain of its least profitable contracts. These reductions or eliminations were principally within the Products Group, although there were also some targeted reductions in the Systems and Support Services Group. With these business reductions came decreases in related corporate infrastructure costs, including sales, general and administrative ("SG&A") expenses. However, on a total company basis, these cost reductions were more than offset by increases in SG&A costs to support Enterworks and the other higher margin businesses noted above.

     In February 1998, Telos sold substantially all of the net assets of its TIS division for $14.7 million in cash. In connection with this sale, the Company recorded a gain of $5.7 million in its consolidated statement of operations for 1998.

     In May 1998, the Company entered into an agreement with one of its shareholders, Union de Banques Suisses (Luxembourg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company. These equity holdings included all of the 7,500 shares of the Company's Class B Preferred Stock, 1,837,773 shares of the Company's Class A Common Stock, and 1,312,695 of the Company's Class A Common Stock warrants. The $5.9 million excess of the carrying amount of the Class B Redeemable Preferred Stock over the redemption price was recorded as an increase in capital in excess of par; there was no impact on income from this transaction.

     In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders. The Company repurchased the stock at $4.00 per share. The carrying value of these shares was determined to be $3.8 million, and the $2.2 million excess of the carrying amount of these shares of Public Preferred Stock over the redemption price of $1.6 million was recorded as an increase in capital in excess of par; there was no impact on income from this transaction.

Item 2.  Properties

     The Company leases 191,700 square feet of space in Ashburn, Virginia for its corporate headquarters, integration facility, and primary service depot. This lease expires in March 2016, with a ten year extension available at the Company's option. This facility supports all three of the Company's operating segments.

     The Company leases additional space for regional field engineering, contract work sites, training, and sales offices in 56 separate facilities located in 19 states and Europe under various leases, which expire on various dates through February 2006. At December 31, 1998, the Company also owned two buildings in Amery, Wisconsin. One of these buildings was sold in early 1999. These facilities principally support the Company's Systems and Support Services operating segment.

Item 3.  Legal Proceedings

     The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or of cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                        PART II

Item 5.   Market for the Registrant's  Common Equity and Related  Stockholder
          Matters

     No public market exists for the Company's Class A or Class B Common Stock. As of March 1, 1999, there were 85 holders of the Company's Class A Common Stock and 3 holders of the Company's Class B Common Stock.

Item 6.   Selected Financial Data

     The  following   should  be  read  in  connection  with  the   accompanying
information presented in Item 7 and Item 8 of this document.

                                                                        OPERATING RESULTS

                                                                       Year Ended December 31,
                                            --------------------------------------------------------------------

                                            1998              1997            1996           1995         1994
                                            --------------------------------------------------------------------
                                                                      (amounts in thousands)
Sales (5)                                  $207,086        $253,787        $188,895       $175,759      $150,676
(Loss) income  from
  continuing operations                      (9,171)          1,412          (9,816)           592       (11,838)
Discontinued Operations: (1)
   Income (loss) from
   discontinued operations                       --              --             500            423          (583)
   Gain on sale of
   Consulting Services                           --              --          11,524             --            --
(Loss) income  before
   extraordinary items                       (9,171)          1,412           2,208          1,015       (12,421)
Extraordinary items                              --              --              --             --          (196)

Net (loss) income                            (9,171)          1,412           2,208          1,015       (12,617)


                                                                    FINANCIAL CONDITION

                                                                     As of December 31,
                                            -------------------------------------------------------------------

                                              1998           1997            1996           1995           1994
                                            -------------------------------------------------------------------

                                                                (amounts in thousands)
Total assets(5)                            $ 95,251        $109,718        $110,064        $94,492       $86,872
Long-term debt (2)                           54,651          56,875          32,857         47,316        40,414
Capital lease obligations,
   long-term (3)                             11,710          12,085          12,537             --            --
Senior redeemable
   preferred stock (4)                        5,631           5,207           4,828          4,494         4,192

Class B redeemable
   preferred stock (4)                           --          12,035          11,087         10,252         9,497
Redeemable preferred
   Stock (4)                                 31,729          29,951          24,230         18,647        14,263

(1) See Note 3 to the Consolidated Financial Statements in Item 8 regarding the sale of TCS.
(2)   See Note 5 to the  Consolidated  Financial  Statements in Item 8 regarding
      long-term  debt   obligations  of  the  Company.   Total   long-term  debt
      obligations include amounts due under the Senior Credit Facility and subordinated notes.
(3) See Note 9 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
(4) See Note 6 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.
(5) See Note 2 to the Consolidated Financial Statements in Item 8 regarding the sale of TIS.

Item 7.  Management's  Discussion  and  Analysis  of   Financial  Condition  and
         Results of Operations

General

     Over the last three years, the Company has made significant investments in the development of software and hardware products, operational infrastructure to support contracts awarded to the Company, and sales and marketing. The Company's investments in new software products provide the Company with an expanded product line that, the Company believes, offers its customers unique value added solutions for their computing and information gathering analysis problems. The investment in software products is primarily through Enterworks and is focused on the enterprise application integration market, through data integration and information processing products. Additionally, the Company has established a comprehensive offering of products and services on its GSA schedule. These investments have enabled the Company to win most of its significant contract rebids, and continue to provide significant new business opportunities.

     During 1998, the Company experienced decreases in revenue and profitability. Revenue decreased $46.7 million, or 18.4%, as compared to 1997. Approximately $39.5 million of this decrease was attributable to the expiration of two large contracts in 1997, which are discussed further below, and approximately $20.7 million of the decrease was due to the sale of the TIS division in February 1998. The operating loss for 1998 was $7.3 million, as compared to operating income of $7.4 million in 1997. Operating profitability declined principally as a result of the decreases in revenue and the Company's continued investment in its majority-owned subsidiary, Enterworks, Inc. Exclusive of Enterworks, the Company's earnings before interest and taxes for 1998 was $4.2 million. Profitability was also impacted by unfavorable changes in the product mix of the Products Group and the under absorption of certain infrastructure costs. These operating losses were partially offset by a $5.7 million gain on the sale of the TIS division in February 1998.

     During 1997, the Company's revenue and profitability increased as compared to 1996. Revenue increased $64.9 million, or 34.4%, primarily due to three large projects awarded in 1997 which are discussed further below. Operating income for 1997 was $7.4 million, as compared to an operating loss of $9.4 million in 1996. Operating profitability improved principally as a result of the increases in revenue, as well as cost cutting measures initiated in 1996 and continued into 1997, which included staff reductions and branch consolidation.

     The year ended December 31, 1996 was difficult from an operational perspective due to the federal government budget impasse early in the year. However, during 1996 the Company continued to invest in its contract and support services infrastructure to accommodate a number of contracts awarded in late 1995. The Company also moved to a larger headquarters and systems integration facility in 1996, which resulted in increased costs associated with the relocation.

Revenue by Contract Type

     Approximately 95% of the Company's total revenues in 1998 were attributable to contracts with federal, state, and local governments, including 93% attributable to the federal government. This represents a decrease of 2% from 1997 and relates primarily to the increase in commercial revenue generated from Enterworks, Inc. in 1998. The Company's revenues are generated from a number of contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has limited long-term fixed price development contracts. The Company's firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for maintenance of computer hardware. A significant portion of the Company's revenue is from time and material and cost reimbursable contracts, which generally allow the pass-through of allowable costs plus a profit margin. For 1998, revenue by contract type was as follows: time and materials, 24.6%; firm fixed price, 56.8%; cost reimbursable, 13.7%; fixed monthly rate, 4.7%; and other, 0.2%. While the Company has not experienced any significant recent terminations or renegotiations, government contracts may be terminated or renegotiated at any time at the convenience of the government.

Statement of Operations Data

     The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

                                                              Year Ended December 31,
                                             -----------------------------------------------------------------------
                                                    1998                     1997                     1996
                                             ------------------       -------------------      ---------------------

                                                            (dollar amounts in thousands)
Sales                                        $207,086    100.0%       $253,787     100.0%       $188,895      100.0%
Cost of sales                                 182,915     88.3         218,430      86.1         168,281       89.1
Selling, general and
   administrative expenses                     30,842     14.9          27,054      10.7          29,055       15.4
Goodwill amortization                             589      0.3             892       0.3           1,001        0.5
                                              -------     ----         -------     -----           -----       ----

   Operating (loss) income                     (7,260)    (3.5)          7,411       2.9          (9,442)      (5.0)
Interest expense                               (6,555)    (3.1)         (7,455)     (2.9)         (5,668)      (3.0)
Gain on Sale of Assets                          5,683      2.7              --        --              --         --
Other income (expense)                             64       --             124        --           ( 445)      (0.2)
                                                ------    ----          ------     -----          -------      ----
(Loss) income before taxes                     (8,068)    (3.9)             80        --         (15,555)      (8.2)
Income tax (provision) benefit                 (1,103)    (0.5)          1,332       0.6           5,739        3.0
                                               -------    -----          -----      ----          ------        ---

(Loss) income from
   continuing operations                       (9,171)    (4.4)          1,412       0.6          (9,816)      (5.2)
Discontinued Operations:
  Income from discontinued
 operations, net of tax                            --       --              --        --             500        0.2
  Gain on sale of TCS, net of tax                  --       --              --        --          11,524        6.1
                                                 ----     ----           -----       ----         ------        ---
Net (loss) income                            $ (9,171)    (4.4)%        $1,412       0.6%       $  2,208        1.1%
                                               =======    ======         =====       ===          ======        ===

Financial Data by Operating Segment

     The Company has three reportable operating segments: Enterworks, Inc., Systems and Support Services, and Products.

         Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

                                                                         Year Ended December 31,
                                                           -----------------------------------------------------
                                                           1998                     1997                 1996
                                                           -----------------------------------------------------
                                                             (dollar amounts in thousands)
Revenue:
    Enterworks, Inc.                                       $  7,073                $  3,398             $  2,140
    Systems and Support Services                             98,277                 121,052              101,535
    Products                                                101,736                 129,337               85,220
                                                            -------                 -------              -------
      Total                                                $207,086                $253,787             $188,895
                                                            =======                 =======              =======

Gross Profit:
    Enterworks, Inc.                                       $  1,542                $   (132)            $    955
    Systems and Support Services                             14,046                  20,614               11,237
    Products                                                  8,583                  14,875                8,422
                                                             ------                  ------               ------
      Total                                                $ 24,171                $ 35,357             $ 20,614
                                                            =======                  ======              =======

Gross Margin:
    Enterworks, Inc.                                        21.8 %                    (3.9)%               44.6 %
    Systems and Support Services                            14.3 %                    17.0 %               11.1 %
    Products                                                 8.4 %                    11.5 %                9.9 %
      Total                                                 11.7 %                    13.9 %               10.9 %

Results of Operations

Years ended December 31, 1998 and 1997

     Revenue for 1998 was $207.1 million, a $46.7 million or 18.4% decrease from 1997. Approximately $27.6 million of this decrease was attributable to the Products Group, which experienced lower revenue primarily due to the completion of the Immigration and Naturalization Services Contract ("INS Contract") in the third quarter of 1997. The INS contract contributed revenue of $27.8 million in 1997. In addition, the Systems and Support Services Group experienced a $22.8 million decrease in revenue for the year ended December 31, 1998 compared to the same period of 1997. This decrease was primarily due to the sale of TIS in February 1998 and the expiration of its Immigration and Naturalization Services Blanket Purchase Agreement for Field Operation Support Contract ("INS BPA") in the fourth quarter of 1997. TIS and INS BPA contributed revenue of $24.7 million and $12.2 million, respectively, during 1997 with corresponding 1998 revenues of $4.0 million and $100,000, respectively. The declines in Products and Systems and Support Services revenue were partially offset by an increase of $3.7 million, or 108%, in Enterworks revenue for the year ended December 31, 1998 compared to the same period of 1997.

     Cost of revenue was 88.3% of revenue for 1998, as compared to 86.1% for 1997. The increase in cost of revenue as a percentage of revenue is primarily attributable to unfavorable changes in product mix and the under absorption of infrastructure costs. On a dollar basis, the decrease in cost of revenue for the year is primarily attributable to the decreases in revenue.

     Gross profit decreased by $11.2 million or 31.6% from 1997 to 1998. The decrease is primarily attributable to the revenue declines discussed above, as well as the unfavorable changes in product mix and under absorption of infrastructure costs.

     Selling, general and administrative expenses ("SG&A") were $30.8 million in 1998 and $27.1 million in 1997. During 1998, the Company increased expenditures for Enterworks research and development and sales and marketing by $5.1 million and $1.2 million, respectively, as compared to the same 1997 period. Research and development expense for 1998 included a net realizable value adjustment of $1.7 million to capitalized software costs. However, these increases were partially offset by reductions in other SG&A expenditures, relating principally to the consolidation of certain administrative support functions.

     Goodwill amortization expense decreased $303,000 to $589,000 for 1998, as compared to $892,000 in 1997. This reduction is primarily due to a decrease in the goodwill balance associated with the sale of the TIS division in early 1998.

     Telos sold substantially all of the net assets of TIS in the first quarter of 1998. The transaction generated $14.7 million in cash proceeds and a gain of $5.7 million.

     Interest expense decreased $900,000 to $6.6 million in 1998, from $7.5 million in 1997. This decrease is due principally to a decrease in the average balance of the Senior Credit Facility for most of 1998 compared to 1997, as well as a reduction in the bank's base rate due to changing economic conditions.

     The income tax provision was $1.1 million for 1998. The tax provision was primarily attributable to state income taxes, and increases in allowances relating to the recoverability of deferred tax assets. An income tax benefit of $1.3 million was recorded for 1997, principally because the Company reduced its valuation allowance relating to net operating loss carryforwards expected to be utilized as a result of the gain on the TIS sale.

Years ended December 31, 1997 and 1996

     Revenue increased $64.9 million, or 34.4%, from $188.9 million in 1996 to $253.8 million in 1997. This increase was attributable both to the Products Group which reported an increase in sales of $44.1 million and the Systems and Support Services Group with an increase in sales of $19.5 million.

     The increase in the Systems Integration Group's revenue was primarily due to orders under its Joint Recruiting Information Support System ("JRISS") Blanket Purchase Agreement ($15.1 million) as well as its U.S. Courts Systems Data Communication Network contract ($10.6 million) which were both awarded in 1997. In general, those 1996 contracts that continued into 1997 experienced reduced order volume, except for the Small Multi-User Computer II ("SMC-II") contract which had an increase in order volume of $25.7 million from 1996 to 1997.

     The increase in the Systems and Support Services Group's revenue is primarily attributable to the effect of a Blanket Purchase Agreement won and completed in 1997 for the Immigration and Naturalization Service ($12.2 million). The TIS division, which held Jet Propulsion Laboratory contracts, experienced an increase in revenue of $6.1 million in 1997, compared to 1996. Hardware support revenues remained consistent between 1997 and 1996.

     Cost of sales increased by $50.1 million, or 29.8%, to $218.4 million in 1997 from $168.3 million in 1996. This increase is the result of increased sales during the year, and changes in the revenue product mix. The Systems and Support Services Group benefited significantly as a result of new contract revenues described above. The cost of labor required to support these new contracts, as a percentage of revenue, was much less than to support traditional services contracts, on a per hour basis. Additionally, the Systems and Support Services Group implemented a cost reduction program to reduce labor and material costs in the hardware support area. The Products Group benefited from the insertion of new technology with lower cost components as part of the solutions provided in its larger contracts. However, in the second half of 1997, certain additional reserves for the write-off of inventory of approximately $1.8 million were recorded.

     Gross profit increased by $14.8 million for the year to $35.4 million in 1997, from $20.6 million in 1996. The increase is primarily attributable to the changes in cost of sales discussed above and reflects the result of cost cutting measures initiated in 1996 and continued in 1997, including staff reductions and branch consolidation.

     Selling, general and administrative (SG&A) expenses decreased for the year by approximately $2.0 million, from $29.1 million in 1996 to $27.1 million in 1997. A reduction in SG&A costs in 1997 resulted from the Company's relocation to a new headquarters facility. The lease for the new facility is considered a capital lease rather than the previous operating lease. The Company also realized a reduction in facility and operating costs as a result of the sale of TCS in late 1996. Additionally, aggressive cost reduction programs implemented in late 1996, reduced bid and proposal and sales and marketing expenses as well as other discretionary expenses contributed to the decrease in SG&A expenses. SG&A as a percentage of sales decreased to 10.7% for 1997 from 15.4% in 1996.

     Goodwill amortization expense was $892,000 for 1997 compared to $1.0 million for 1996. The reduction in goodwill amortization is attributable to reductions in the goodwill balance as a result of the sale of TCS which reduced goodwill by approximately $6.9 million in 1996.

     The change from an operating loss of $9.4 million in 1996 to operating income of $7.4 million in 1997 is a result of the increases in gross profit and the decreases in SG&A discussed above.

     Other non-operating income of $124,000 for 1997 is compared to an expense of $445,000 in 1996. The income in 1997 is attributable to non-operating refunds and other miscellaneous charges. The expense in 1996 was attributable to costs required to settle a previous non-operating related lawsuit.

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

     The deferred tax benefit recognized for 1997 of $1.3 million represents the reduction of the valuation allowance related to net operating loss carryforwards which are expected to be utilized to offset the taxable gain of approximately $11 million were recognized related to the sale of TIS in February 1998.

Liquidity and Capital Resources

     The Company's capital structure consists of a revolving credit facility, subordinated notes, and redeemable preferred stock and common stock.

     At December 31, 1998, the Company had an outstanding balance of $36.2 million on its $45 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2000 and is collateralized by certain assets of the Company (primarily inventory and accounts receivable). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. At December 31, 1998, the Company, under its borrowing base formula, had $6.7 million of unused availability. The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth interest coverage and operating goals. At December 31, 1998, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance. In addition, the bank has amended the covenants to conform to the Company's 1999 budget expectations.

     The Company's subordinated notes are held principally by shareholders and management, and totaled $18.5 million at December 31, 1998. These notes bear interest at rates between 8% and 17% and become payable in 2000 through 2001.

     The Company currently has two primary classes of redeemable preferred stock
- Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At December 31, 1998 the total carrying value of redeemable preferred stock, including accumulated and unpaid dividends, was $37.4 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. Mandatory redemption for the Senior Redeemable Preferred Stock including all dividends payable, is required on December 31, 2001, subject to the legal availability of funds.
Mandatory redemption for the Public Preferred Stock is required from 2005 through 2009, subject to the legal availability of funds.

     Cash used by operating activities was $2.7 million in 1998, due primarily to the year's net loss and an increase in accounts receivable as a result of sales growth in the fourth quarter compared to the prior year's fourth quarter. Cash provided by investing activities was $11.4 million in 1998, reflecting capital expenditures of $1.3 million and $2.0 million in continued investments in software development costs related to Enterworks, offset by the proceeds from the sale of TIS of $14.7 million. The Company used cash from financing activities of $8.9 million in 1998, reflecting principally the payment of $6.5 million for the retirement of the UBS equity holdings, the repurchase of 410,000 shares of Redeemable Preferred Stock for $1.6 million, and net payments on the Facility.

     In February 1998, the Company sold its TIS division for approximately $15 million. The net proceeds from the sale were used to pay down amounts outstanding under the Facility.

     In May 1998, the Company retired all of the equity holdings of Union de Banques Suisses (Luxembourg) S.A. for $6.5 million, of which $5 million was paid in cash in May 1998, and the remaining $1.5 million was funded by two separate letters of credit. UBS was paid $1.0 million in September 1998 using the first letter of credit secured by the Company's lender and $500,000 in November 1998 using the second letter of credit.

     In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders. The Company repurchased the stock at $4.00 per share. The carrying value of these shares was $3.8 million, and the $2.2 million excess of the carrying amount of these shares of Public Preferred Stock over the redemption price of $1.6 million was recorded as an increase in capital in excess of par; there was no impact on income from this transaction.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which are classified as Series D. The Series D Notes total $1.8 million and are unsecured. The Series D Notes have a maturity date of October 1, 2000 and bear interest at 14% per annum. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The notes can be prepaid at the Company's option. These Notes contain the same payment premium provisions as the Series B and Series C Notes (see above). In connection with the debt, the Company issued 1,500,000 warrants to purchase shares of the Company's Class A Common Stock. The warrants have an exercise price of $.01 and an exercise period of 22 months. The Company has assigned a value to the warrants of $420,000 which has been included in capital in excess of par. The amount outstanding of the subordinated debt was approximately $1,396,000 at December 31, 1998.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying financial statements, the Company incurred a net loss of $9.2 million in 1998. This loss included the effect of a $5.7 million non-recurring gain from the sale of its TIS division. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility, although the lender has provided waivers for the violations and has amended the covenants to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured and whether the Company will meet its budget expectations and bank covenants in 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

     The Company believes that the necessary additional financing will be secured through one or more of the following sources: the sale of a division or asset which is not critical to its strategic goals; additional financing from its lender; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows. See also Note 1 to the Consolidated Financial Statements.

Capital Expenditures

     The Company believes that its business is generally not capital intensive. Capital expenditures for property and equipment were $1.2 million in 1998 and $2.6 million in each of 1997 and 1996. The Company incurred capital expenditures in 1996 as a result of moving to a new headquarters and integration facility. In 1996, the Company entered into a twenty year lease for a building that provides significantly more integration and warehouse space. The Company anticipates capital expenditures of approximately $2.6 million in 1999, however, there can be no assurance that this level of capital expenditures will occur.

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

Year 2000

     Year 2000 issues refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     The  Company,   like  most  owners  of  computer  software,   is  modifying
significant portions of its internal use software so that it will function properly in the Year 2000. Accordingly, the Company has incurred and expects to continue to incur internal staff costs as well as consulting and other expenses related to software and infrastructure enhancements necessary to prepare the systems for the Year 2000. Total expenditures for such costs were not material to the Company's consolidated financial statement in 1998 or 1999. The Company expects to complete its internal use software compliance efforts during 1999. Maintenance, modification costs and software purchased with the express purpose of fixing the Year 2000 problem are expensed as incurred.

     The Company has queried its key suppliers and vendors to assess their Year 2000 readiness and has been informed that software licensed to the Company for resale will be compliant by the Year 2000. Therefore, the Company is not aware of any problems that would have a material adverse impact on its financial position, results of operations or cash flows. However, the Company has no means of ensuring compliance by its suppliers or vendors. If its suppliers and vendors are not Year 2000 compliant, there could be a material adverse effect on the Company.

     As is the case with other similarly situated computer companies, if Telos' current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, Telos' business, results of operations or financial condition could be materially adversely affected. For example, agencies of the United States Government are principal customers of the Company. If such agencies experience significant Year 2000 system failures, under terms of typical government contracts, the Company's performance and/or receipt of payments due could be delayed or contracts could be terminated for convenience, which could have a material adverse effect on the Company. If similar failures are experienced by other customers or potential customers of the Company, this could also have a material adverse impact on the Company.

     Based on its internal review and the compliance information received from its suppliers and vendors, the Company does not believe that there is a need for a contingency plan for Year 2000 system non-compliance. Such a plan will be developed if the Company becomes aware of any Year 2000 non-compliance that would impact its critical operations. The cost of developing and implementing such a plan, if required, may in itself be material.

     Although  the  Company  does not  believe  that it will incur any  material unanticipated costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated consequences and/or material costs caused by undetermined errors or defects in the technology used in its systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. A worst case scenario could include: (i) corruption of data contained in the Company's internal information systems, (ii) interruptions, delays or terminations in the Company's business with government agencies or other customers associated with their own Year 2000 problems, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). Any of these unexpected outcomes could have a material adverse effect on the Company.

     Management believes that computer systems and software created and sold by the Company is compliant or will be compliant by the Year 2000. However, because the Company is in the business of selling computer systems, the Company's risk of being subjected to lawsuits relating to Year 2000 issues is likely to be greater than that of other industries. Computer systems may involve different hardware and software components from different manufacturers; therefore, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000 related lawsuits independent of whether its products and services are Year 2000 compliant. The outcomes of such lawsuits and the impact on the Company cannot be determined at this time.

Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

     In November 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, "Software Revenue Recognition", with Respect to Certain Transactions". The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

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

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the timing and approval of the federal government's fiscal year budget, business growth through obtaining new business and, once obtained, the Company's ability to successfully perform at a profit, the Company's ability to convert contract backlog to revenue, the Company's ability to secure adequate capital and financing to support its business, the success of the Company's investments in Enterworks, and the risk of the federal government terminating contracts with the Company. While the Company has not experienced contract terminations with the federal government, the federal government can terminate at its convenience. Should this occur, the Company's operating results could be adversely impacted.

     As a high percentage of the Company's revenue is derived from business with the federal government, the Company's operating results could be adversely impacted should the federal government not approve and implement its annual budget in a timely fashion.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying financial statements, the Company incurred a net loss of $9.2 million in 1998. This loss included the effect of a $5.7 million non-recurring gain from the sale of its TIS division. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility, although the lender has provided waivers for the violations and has amended the covenants to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured and whether the Company will meet its budget expectations and bank covenants in 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

     The Company believes that the necessary additional financing will be secured through one or more of the following sources: the sale of a division or asset which is not critical to its strategic goals; additional financing from its lender; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations.

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate in 1998 was 9.95%. This facility expires on July 1, 2000 and has outstanding balance of $36.2 million at December 31, 1998.

     The Company's other long-term debt at December 31, 1998 consists of Senior Subordinated Notes B, C, and D which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes mature as to principal in the aggregate amount of $16,173,000 on October 1, 2000. Additionally, the Company has subordinated debt issued by their majority owned subsidiary, Enterworks, which bears interest at a fixed rate of 8%. The Enterworks Notes mature as to principal in the aggregate amount of $3,277,960 on January 1, 2000. The Company has no cash flow exposure due to rate changes for its Senior Subordinated or Enterworks Notes.

Item 8.  Financial Statements and Supplementary Data

                                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page
Report of Independent Accountants - PricewaterhouseCoopers LLP..............................................19

Consolidated Statements of Operations for the Years Ended
    December 31, 1998, December 31, 1997, and December 31, 1996.............................................20

Consolidated Balance Sheets as of December 31, 1998 and
    December 31, 1997.......................................................................................21-22

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998, December 31, 1997, and December 31, 1996.............................................23

Consolidated Statements of Changes In Stockholders' Investment (Deficit)
    for the Years Ended December 31, 1998, December 31, 1997,
    and December 31, 1996...................................................................................24

Notes to Consolidated Financial Statements..................................................................25-43


                                                          INDEX TO SCHEDULES

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                    Report of Independent Accountants






To the Board of Directors and Stockholders of Telos Corporation


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' investment (deficit) present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has not yet been able to obtain sufficient financing for 1999 working capital purposes. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP


McLean, VA
April 1, 1999



                                                       TELOS CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (amounts in thousands)



                                                                  Year Ended December 31,
                                                 -------------------------------------------------------------
                                                         1998                  1997                   1996
                                                 -------------------------------------------------------------

Sales
    Enterworks, Inc.                                  $  7,073                $  3,398             $   2,140
    Systems and Support Services                        98,277                 121,052               101,535
    Products                                           101,736                 129,337                85,220
                                                       -------                 -------               -------

                                                       207,086                 253,787               188,895
                                                       -------                 -------               -------

Costs and expenses
    Cost of Enterworks, Inc.                             5,531                   3,530                 1,185
    Cost of Systems and
      Support Services                                  84,231                 100,438                90,298
    Cost of Products                                    93,153                 114,462                76,798
    Selling, general and
      administrative expenses                           30,842                  27,054                29,055
    Goodwill amortization                                  589                     892                 1,001
                                                        ------                 -------               -------

                                                       214,346                 246,376               198,337
                                                       -------                 -------               -------

Operating (loss) income                                 (7,260)                  7,411                (9,442)

Other income (expenses)
    Non-operating income (expense)                          64                     124                  (445)
    Gain on sale of assets                               5,683                      --                    --
    Interest expense                                    (6,555)                 (7,455)               (5,668)
                                                        -------                 ------                 -----

(Loss) income before income taxes                       (8,068)                     80               (15,555)
(Provision) benefit for income taxes                    (1,103)                  1,332                 5,739
                                                       ---------                ------                ------

(Loss) income from continuing
    operations                                          (9,171)                  1,412                (9,816)

Discontinued operations:
 Income from discontinued
    operations (net of income tax
    provision of $566)                                      --                      --                   500

 Gain on sale of Consulting
    Services, (net of income tax
      provision of $6,327)                                  --                      --                11,524
                                                        ------                  ------                ------

Net (loss) income                                     $ (9,171)                $ 1,412               $ 2,208
                                                      =========                 ======                ======














  The accompanying notes are an integral part of these consolidated financial statements.


                                TELOS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                       (amounts in thousands)

                                               ASSETS




                                                      December 31,
                                              ---------------------------------
                                               1998                       1997
                                              ---------------------------------

Current assets
    Cash and cash equivalents
      (includes restricted cash of
         $160 at December 31, 1998)           $   408                   $   587
    Accounts receivable, net                   56,783                    57,972
    Inventories, net                            8,662                    12,390
    Deferred income taxes                       4,164                     4,632
    Prepaid income taxes                          220                       268
    Other current assets                          487                       408
                                              -------                    ------

      Total current assets                     70,724                    76,257
                                              -------                    ------

Property and equipment
    Land and building                             346                       346
    Furniture and equipment                    21,677                    21,469
    Leasehold improvements                      2,683                     2,750
    Property and equipment
      under capital leases                     13,774                    13,774
                                               ------                    ------
                                               38,480                    38,339

    Accumulated depreciation
      and amortization                        (24,159)                  (22,609)
                                              --------                   ------

                                               14,321                    15,730
                                               ------                    ------

Goodwill, net                                   6,896                    12,466
Deferred income taxes                             442                       385
Other assets                                    2,868                     4,880
                                              -------                   -------
                                             $ 95,251                  $109,718
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


                                                  TELOS CORPORATION AND SUBSIDIARIES
                                                        CONSOLIDATED BALANCE SHEETS
                                                 (amounts in thousands, except share data)

                                             LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)


                                                                                            December 31,
                                                                                    ---------------------------
                                                                                    1998                   1997
                                                                                    ---------------------------
Current liabilities
   Accounts payable                                                               $ 25,206               $16,912
   Accrued compensation and benefits                                                 7,400                 8,553
   Unearned warranty revenue                                                         1,349                 1,135
   Current portion, capital lease obligations                                          379                   430
   Other current liabilities                                                         3,117                 5,401
                                                                                    ------                 -----

      Total current liabilities                                                     37,451                32,431

Senior credit facility                                                              36,159                39,945
Senior subordinated notes                                                           18,492                16,930
Capital lease obligations                                                           11,710                12,085
                                                                                   -------               -------
      Total liabilities                                                            103,812               101,391
                                                                                   -------               -------

Commitments and contingencies (Note 9)

Redeemable preferred stock
    Senior redeemable preferred stock                                                5,631                 5,207
    Class B redeemable preferred stock                                                  --                12,035
    Redeemable preferred stock                                                      31,729                29,951
                                                                                    ------                ------
                                                                                    37,360                47,193
                                                                                    ------                ------
Stockholders' investment
   Class A common stock, no par value,
     50,000,000 shares authorized, 21,238,980 and
     23,076,753 shares issued and outstanding at
     1998 and 1997, respectively                                                        65                    65
   Class B common stock, no par value, 50,000,000 shares
    authorized, 4,037,628 shares issued and outstanding                                 13                    13
   Capital in excess of par                                                          2,116                    --
   Accumulated deficit                                                             (48,115)              (38,944)
                                                                                  ---------               ------

   Total stockholders' investment (deficit)                                        (45,921)              (38,866)
                                                                                  ---------               ------

                                                                                 $  95,251              $109,718
                                                                                   ========              =======





   The accompanying notes are an integral part of these consolidated financial statements.



                                                  TELOS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (amounts in thousands)
                                                                                   Year Ended December 31,
                                                                                 ---------------------------------
                                                                                   1998        1997        1996
                                                                                 ---------------------------------

Operating activities:
    Net (loss) income                                                           $(9,171)     $ 1,412      $ 2,208
    Adjustments to reconcile net income
      to cash used in operating activities:
      Depreciation and amortization                                               4,266        4,098        3,058
      Gain on sale of TCS                                                            --           --      (17,176)
      Loss on disposal of fixed assets                                               --          715           --
      Goodwill amortization                                                         589          892        1,418
      Amortization of debt issuance costs                                           243          243          243
      Accretion of subordinated notes                                               181          143           78
      Provision for inventory obsolescence                                        1,254        2,150        1,008
      Provision for doubtful accounts receivable                                     39          490          647
      Gain on sale of assets                                                     (5,683)          --           --
      Provision for net realizable value of other assets                          1,743          887           --
      Deferred income tax provision (benefit)                                       434       (1,719)         900
      Changes in assets and liabilities
         Increase in accounts receivable                                         (2,329)      (6,913)     (14,487)
         Decrease (increase) in inventories                                       2,826        2,186       (2,364)
         Decrease (increase) decrease in other assets                               (76)         795       (2,319)
         Increase (decrease) in accounts payable and
           other liabilities                                                      3,031      (20,559)      11,283
                                                                                 ------      --------      ------

         Cash used in operating activities                                       (2,653)     (15,180)     (15,503)
                                                                                 -------      -------      ------

Investing activities:
    Proceeds from sale of assets                                                 14,675           --           --
    Proceeds from sale of discontinued operations                                    --           --       31,579
    Purchase of property and equipment                                           (1,250)      (2,589)      (2,558)
    Investment in other assets                                                   (2,040)      (3,083)      (1,422)
                                                                                 -------      -------      -------

         Cash provided by (used in) investing activities                         11,385       (5,672)      27,599
                                                                                 ------       -------      ------

Financing activities:
    (Payments) proceeds from Senior Credit Facility                              (3,786)      24,526      (16,894)
    Proceeds from debt issuance                                                   1,800           --        3,278
    Increase (decrease) in book overdrafts                                        1,641       (4,838)       3,833
    Repayment of long-term debt                                                      --         (651)          --
    Retirement of Class B redeemable preferred stock                             (6,500)          --           --
    Repurchase of 410,000 shares of redeemable
      preferred stock                                                            (1,640)          --           --
    Payments under capital lease obligations                                       (426)        (379)        (267)
                                                                                 -------      -------      -------
         Cash (used in) provided by  financing
         activities                                                             ( 8,911)      18,658      (10,050)
                                                                                --------      ------       ------

    (Decrease) increase in cash and cash equivalents                               (179)      (2,194)       2,046
    Cash and cash equivalents at beginning of the year                              587        2,781          735
                                                                                  ------       -----        -----

    Cash and cash equivalents at end of year                                    $   408       $  587      $ 2,781
                                                                                  ======       =====       ======

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                                                    $ 5,228       $6,872      $ 5,760
                                                                                =======       ======       ======

    Income taxes                                                                  1,088       $   92      $   187
                                                                                =======       ======       ======
Supplemental schedule of non-cash investing activities:
    Assets under capital lease                                                  $    --       $  ---      $13,154
                                                                                =======       ======       ======


 The accompanying notes are an integral part of these consolidated financial statements.



                                                  TELOS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT (DEFICIT)
                                                        (amounts in thousands)


                                                                                                         Total
                                                      Class A      Class B     Capital                 Stockholders'
                                                       Common       Common    In Excess  Accumulated   Investment
                                                        Stock       Stock      of Par      Deficit      (Deficit)
                                                        -----        -----     ------      ---------    ---------
Balance December 31, 1995                                $65         $13       $7,669      $(37,356)     $(29,609)


Senior redeemable preferred stock dividend                --         --             --         (334)         (334)
Class B redeemable preferred stock dividend               --         --             --         (835)         (835)
Redeemable preferred stock dividend                       --         --         (3,272)      (1,039)       (4,311)
Redeemable preferred stock accretion                      --         --         (1,270)          --        (1,270)
Issuance of Enterworks common stock warrants              --         --            921           --           921
Net income for the year                                   --         --             --        2,208         2,208
                                                          --         --          -----       ------        ------

Balance December 31, 1996                                 65         13          4,048      (37,356)      (33,230)


Senior redeemable preferred stock dividend                --         --           (379)          --          (379)
Class B redeemable preferred stock dividend               --         --           (948)          --          (948)
Redeemable preferred stock dividend                       --         --         (2,721)      (1,594)       (4,315)
Redeemable preferred stock accretion                      --         --             --       (1,406)       (1,406)
Issuance of Net income for the year                       --         --             --        1,412         1,412
                                                          --         --         ------       ------        ------

Balance December 31, 1997                                 65         13             --      (38,944)      (38,866)


Senior redeemable preferred stock dividend                --         --           (423)          --          (423)
Class B redeemable preferred stock dividend               --         --           (347)          --          (347)
Redeemable preferred stock dividend                       --         --         (4,068)          --        (4,068)
Redeemable preferred stock accretion                      --         --         (1,527)          --        (1,527)
Gain on retirement of Class B redeemable
  preferred stock                                         --         --          5,883           --         5,883
Repurchase of 410,000 shares of redeemable
  preferred stock                                         --         --          2,178           --         2,178
Issuance of Telos common stock warrants                   --         --            420           --           420
Net loss for the year                                     --         --             --       (9,171)       (9,171)
                                                          --         --         ------     ---------     ---------

Balance December 31, 1998                                $65        $13        $ 2,116     $(48,115)    $ (45,921)
                                                          ==         ==         ======      ========     =========
























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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying financial statements, the Company incurred a net loss of $9.2 million in 1998. This loss included the effect of a $5.7 million non-recurring gain from the sale of its TIS division. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility, although the lender has provided waivers for the violations and has amended the covenants to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured and whether the Company will meet its budget expectations and bank covenants in 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

     The Company believes that the necessary additional financing will be secured through one or more of the following sources: the sale of a division or asset which is not critical to its strategic goals; additional financing from its lender; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting budget expectations and bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly-owned subsidiaries, Telos Corporation
(California), Telos Field Engineering, Inc., and Telos International Corporation, and its substantially owned subsidiary Enterworks, Inc., formerly, enterWorks.com ("Enterworks") (collectively, the "Company"). Significant intercompany transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company's consolidated financial statements include contract percentage of completion methodology, allowance for accounts receivable, allowance for inventory obsolescence, valuation of goodwill, the valuation allowance for deferred tax assets, employee benefits and estimated useful lives of goodwill, property and equipment and other noncurrent assets, including software development costs. Actual results could differ from those estimates.

                           TELOS CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Revenue from the licensing of software is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2 (SOP 97-2),"Software Revenue Recognition", whereby revenue is recognized when a noncancelable revenue agreement is in force, the product has been shipped and no significant obligations remain. Revenue generated from warranty service contracts is recognized ratably over the warranty service period.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash management program utilizes zero balance accounts.
Accordingly, all book overdraft balances have been reclassified to accounts payable.

                         TELOS  CORPORATION  AND  SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     Inventories  are  stated  at the  lower  of  cost  or  market,  cost  being determined primarily on the first-in, first-out method. Substantially all inventories consist of purchased hardware and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $729,000 and $1,329,000 at December 31, 1998 and 1997, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements. In addition to the product inventory obsolescence stated below, the Company provided for $50,000 in spares inventory obsolescence and $114,000 in software inventory obsolescence.

     At December 31, 1998 and 1997, the Company's allowance for product inventory obsolescence was $3,074,000 and $3,915,000, respectively. The components of the allowance for inventory obsolescence are set forth below (in thousands):

                                                                  Additions
                                                  Balance,       Charged to                              Balance,
                                                  Beginning      Costs and                                End
                                                   of Year         Expense       Deductions(1)           of Year
                                                   -------         -------       -------------           -------

Year Ended December 31, 1998                      $ 3,915         $ 1,090            $  1,931             $ 3,074

Year Ended December 31, 1997                      $ 2,357         $ 2,150            $    592             $ 3,915

Year Ended December 31, 1996                      $ 1,385         $ 1,008            $     36             $ 2,357

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

     Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the statement of operations. Expenditures for repairs and maintenance are charged to operations as incurred.

     Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $2,460,000, $2,630,000 and $2,255,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Goodwill

     Goodwill arose principally from the acquisition of Telos Corporation (California) in 1992 and has been assigned a useful life of twenty years. The useful life considered a number of factors including the Company's maintenance of long-term significant customer relationships for periods of up to twenty-seven years and its strong positions in the marketplace.

                        TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Accumulated amortization of goodwill at December 31, 1998 and 1997 was $8,955,000 and $8,366,000, respectively.

Other Assets

     Other noncurrent assets consist principally of deferred software development costs and debt issuance costs. The Company expenses all research and development costs incurred in connection with software development projects until such software achieves technological feasibility, determined based on the achievement of a working model. All costs thereafter are capitalized. The Company amortizes such capitalized costs on a product-by-product basis over the greater of the amount computed using an estimated product life of two years or the ratio that current gross revenues bears to the total of current and anticipated future gross revenues. The Company periodically evaluates the realizability of these capitalized costs through evaluation of anticipated revenue and gross margin as compared to current revenue and gross margin. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software product, a loss is recognized.

     Unamortized software and product costs at December 31, 1998 and 1997 were $1.9 million and $3.6 million, respectively. Amortization expense associated with these capitalized software and product costs was $2,044,000, $1,128,000 and $689,000 in 1998, 1997 and 1996, respectively. Additionally, $1,743,000 and
$887,000 were written off as net realizable value adjustments in the fourth quarter of 1998 and in the fourth quarter of 1997, respectively.

                          TELOS CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Debt issuance costs are amortized over the term of the underlying financial instrument, which amortization method does not differ significantly from the effective interest method. Unamortized costs amounted to $425,000 and $668,000 at December 31, 1998 and 1997, respectively.

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

Accounting for Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures are made as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 7).

Research and Development

     The Company charges all research and development costs to expense as incurred, until, as in the case of software, technological feasibility is reached after which time such costs are capitalized. During 1998, 1997 and 1996, the Company incurred $6.1 million, $1.0 million and $1.2 million in research and development costs, respectively.

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

Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the current period presentation.

                            TELOS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

     In November 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, "Software Revenue Recognition", with Respect to Certain Transactions". The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

Note 2.  Sale of Assets

     In February 1998, Telos sold substantially all of the net assets of one of its support services divisions, Telos Information Systems ("TIS"), to NYMA, Inc., a subsidiary of Federal Data Corporation of Bethesda, Maryland, for approximately $14.7 million in cash. In connection with this sale, the Company has recorded a gain of $5.7 million in its consolidated statement of income for the year ended December 31, 1998, which included a write-off of $4.9 million of goodwill allocated to TIS operations.

Note 3.  Discontinued Operations

     On December 27, 1996, the Company sold substantially all of the assets of its consulting division, Telos Consulting Services (TCS), to COMSYS Technical Services, Inc., a subsidiary of COREStaff, Inc. for approximately $31.6 million. The resulting gain from the sale of TCS of $11.5 million included a write-off of $6.9 million of goodwill allocated to the TCS operations.

     The sale of TCS has been treated as a discontinued operation in accordance with APB Opinion Number 30 ("APB 30"). Pursuant to APB 30, the revenue, costs and expenses of TCS have been excluded from their respective captions in the Company's consolidated statements of operations and the net results of these operations have been reported separately as "Income (loss) from discontinued operations." Included in the results of the discontinued operations is allocated interest expense of $1.5 million for 1996. Interest has been allocated based on the net assets of the discontinued operations in relation to the Company's consolidated net assets plus non-specific debt. Additionally, goodwill amortization of $418,000 for 1996 has been included in the results of the discontinued operations. TCS had revenue of $33.1 million for 1996.

Note 4.  Revenue and Accounts Receivable

     Revenue resulting from contracts and subcontracts with federal, state, and local governments accounted for 94.9%, 96.1% and 86.4% of consolidated revenue in 1998, 1997 and 1996, respectively. As the Company's primary customer is the federal government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses.

      The components of accounts receivable are as follows (in thousands):

                                                                                      December 31,
                                                                                      ------------
                                                                                 1998                1997
                                                                                 ----                ----
Billed accounts receivable                                                      $48,222            $ 48,207
                                                                                 ------              ------

    Amounts billable upon acceptance by customer                                  1,422               4,485
    Amounts currently billable                                                    7,878               6,244
                                                                                 ------              ------

    Total unbilled accounts receivable                                            9,300              10,729
                                                                                 ------              ------

    Allowance for doubtful accounts                                                (739)               (964)
                                                                                 ------              ------
                                                                                $56,783            $ 57,972
                                                                                 ======              ======


     The provision for doubtful accounts receivable was $39,000, $490,000 and $647,000 for 1998, 1997 and 1996, respectively. Reductions to the allowance were primarily due to write-offs of accounts receivable and other adjustments.

                            TELOS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Debt Obligations

Senior Revolving Credit Facility

     At December 31, 1998, the Company has a $45 million Senior Revolving Credit Facility (the "Facility") with a bank which expires on July 1, 2000 and has an outstanding balance of $36.2 million. Borrowings under the facility are collateralized by certain assets of the Company (primarily accounts receivable and inventory), and the amount of the available borrowings fluctuates based on the underlying asset borrowing base and the Company's working capital requirements. The agreement requires payment of a fee of .25% of the unused portion of the Facility. The Facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate, which was 9.00% at December 31, 1998. The weighted average interest rate on the outstanding borrowings under the Facility was 9.95% for 1998 compared with 9.44% for 1997. At December 31, 1998, the Company had approximately $6.7 million available under the Facility.

     The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At December 31, 1998, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance. In addition, the bank has amended the covenants to conform to the Company's 1999 budget expectations.

         The carrying value of the Facility at December 31, 1998 and 1997 approximates fair value.

Senior Subordinated Notes

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes, which total $6.5 million at December 31, 1998 and 1997, are collateralized by fixed assets of the Company. Series C Notes, which total $7.9 million at December 31, 1998 and 1997, are unsecured. Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At December 31, 1998, the prepayment premium that would be due upon a triggering event is $7,620,000.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which are classified as Series D. The Series D Notes total $1.8 million and are unsecured. The Series D Notes have a maturity date of October 1, 2000 and bear interest at 14% per annum. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The notes can be prepaid at the Company's option. These Notes contain the same payment premium provisions as the Series B and Series C Notes (see above). In connection with the debt, the Company issued 1,500,000 warrants to purchase shares of the Company's Class A Common Stock. The warrants have an exercise price of $.01 and an exercise period of 22 months. The Company has assigned a value to the warrants of $420,000 which has been included in capital in excess of par. The amount outstanding of the subordinated debt was approximately $1,396,000 at December 31, 1998.

Enterworks Subordinated Notes

     During 1996, the Company completed a private financing whereby $3,277,960 of 8% subordinated debt of Enterworks was issued. Investors included certain members of the Board of Directors and management and certain shareholders of the Company. The subordinated debt has a five year maturity. Interest is paid quarterly, beginning January 1 1998, on the first of January, April, July and October each year. In connection with the debt, the Company issued 2,048,725 warrants to purchase shares of Enterworks common stock. The warrants have an exercise price of one dollar and an exercise period of ten years. The Company has assigned a value to the warrants of $921,926 which has been included in capital in excess of par. The amount outstanding of this subordinated debt was approximately $2,723,000 and $2,557,000 at December 31, 1998 and 1997,
respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Redeemable Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% per annum of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At December 31, 1998 and 1997 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $2,631,000 and $2,207,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balances.

Class B Redeemable Preferred Stock

     In May 1998 the Company entered into an agreement, with one of its shareholders, Union de Banques Suisses (Luxemborg) S.A. ("UBS"), to retire all of UBS's equity holdings in the Company. These equity holdings included all of the 7,500 shares of the Company's Class B Preferred Stock with a liquidation preference of $1,000 per share, and the cumulative unpaid dividends of approximately $4.8 million, 1,837,773 shares of the Company's Class A Common Stock, and 1,312,695 of the Company's Class A Common Stock warrants. The purchase price to retire these interests was $6.5 million, of which $5 million was paid in cash, and the remaining $1.5 million was funded by two separate letters of credit secured by the Company's lender. UBS was paid these letters of credit in the amount of $1.0 million in September 1998 and in the amount of $500,000 in November 1998.

     The $5.9 million excess of the carrying amount of the Class B Redeemable Preferred Stock over the redemption price was recorded as an increase in capital in excess of par; there was no impact on income from this transaction.

                     TELOS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, has been authorized for issuance.

     The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock") pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 1998 and 1997 was $1,528,000 and $1,406,000,
respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

     The Public Preferred Stock accrues a semi-annual dividend at an annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock are paid at the rate of
0.06 of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000.For the cash dividends payable since December 1, 1995, the Company has accrued $14,855,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

     In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders. The Company repurchased the stock at $4.00 per share. The carrying value of these shares was $3.8 million, and the $2.2 million excess of the carrying amount of these shares of Public Preferred Stock over the redemption price of $1.6 million was recorded as an increase in capital in excess of par; there was no impact on income from this transaction.

                      TELOS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Stockholders' Investment and Employee Benefit Plans

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

Stock Warrants

     In 1992, the Company issued to the holder of the Class B Redeemable Preferred Stock a common stock warrant to purchase up to 3,150,468 shares of Class A common stock of the Company. The stock warrant was valued at $1,109,000 and such amount was shown as an increase in capital in excess of par. The warrant was initially exercisable to purchase up to 1,181,425 shares at any time. The warrant increased by 656,348 shares on June 30, 1993 and July 1, 1994 and by 656,347 shares on July 1, 1995. Through December 31, 1997, 1,837,773 shares of Class A Common Stock has been purchased under the warrant. The price per share at which shares have been purchased and are purchasable upon the exercise of the warrant is $.0025. In May 1998, the Company retired the remaining 1,312,695 Class A common stock warrants held by the holder of the Class B Redeemable preferred stock (See Note 6).

     In 1994, Toxford Corporation deposited $3 million with the Company's bank to provide the Company with increased borrowing capability under its Facility
(see Note 5). In exchange, Toxford Corporation was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Toxford Corporation warrants to acquire 7,228,916 shares of the Company's Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company's common stock at the issuance date. In November 1998, 840,000 of these warrants were transferred to certain other shareholders of the Company. The warrant is fully exercisable and has a term of ten years from the date of issue.

Stock Options

     The Company has granted stock options to certain employees of the Company under four plans. The Long-Term Incentive Compensation Plan was adopted in 1990 ("1990 Stock Option Plan") and had option grants under it through 1993. In 1993, stock option plan agreements were reached with certain employees. In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan ("1996 Stock Option Plan"). The Company also approved an Enterworks stock option plan ("1996 Enterworks Option Plan") during 1996.

     The Company generally grants options under its respective plans at the estimated fair value at the date of grant. Fair value is determined by the Trustees of the Plan or management based on third party appraisals and information with respect to the business operations.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1990 Stock Option Plan

     Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company's Class A common stock are available for issuance under options to key employees, including officers and directors. The option price of $1.42 and $1.07 per share, determined by the Board of Directors, was not less than the fair market value at the date of the grant and the options are generally exercisable over a four year period. Additional information as to these options is as follows:

                                                                    Stock Option Activity
                                                         ---------------------------------------------
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                              -------                  --------------
Outstanding at December 31, 1995                                598                        $1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (13)                        1.42
                                                              ------                       -----
Outstanding at December 31, 1996                                585                        $1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (55)                        1.42
                                                              ------                       -----
Outstanding at December 31, 1997                                530                        $1.42

    Granted                                                   1,495                         1.07
    Exercised                                                    --                           --
    Canceled                                                    (85)                        1.42
                                                              ------                       -----
Outstanding at December 31, 1998                              1,940                        $1.27
                                                              ======                       =====


1996 Stock Option Plan

     The 1996 Stock Option Plan allows for the award of up to 6,644,974 shares of Class A common stock at an exercise price of not lower than fair market value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock options may be exercised over a ten year period subject to the vesting requirements. Additional information as to these options follows:

                                                                    Stock Option Activity
                                                         ---------------------------------------------
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                              -------                  --------------
Outstanding at December 31, 1995                                 --                           --

    Granted                                                   3,767                         0.95
    Exercised                                                    --                           --
    Canceled                                                   ( 29)                        0.97
                                                              ------                        ----
Outstanding at December 31, 1996                              3,738                        $0.95

    Granted                                                     772                         1.01
    Exercised                                                    --                           --
    Canceled                                                   (259)                        0.97
                                                              ------                        ----
Outstanding at December 31, 1997                              4,251                        $0.96

    Granted                                                   1,447                         1.07
    Exercised                                                    --                           --
    Canceled                                                   (143)                        0.98
                                                              ------                        ----
Outstanding at December 31, 1998                              5,555                        $0.99
                                                              ======                       =====

                           TELOS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Option Plans

     In 1993, stock option plan agreements were reached to provide Mr. John Wood, CEO and President, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company's Class A common stock from the Company at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati's agreement was canceled in 1996 and the shares now available will be administered under the same terms as the 1996 Stock Option Plan. Additional information as to these options follows:


                                                                   Stock Option Activity
                                                         ---------------------------------------------
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                              -------                  --------------
Outstanding at December 31, 1995                              1,401                          $0.50

    Granted                                                      --                             --
    Exercised                                                    --                             --
    Canceled                                                     --                             --
                                                              -----                          -----
Outstanding at December 31, 1996                              1,401                          $0.50

    Granted                                                     653                           1.01
    Exercised                                                    --                             --
    Canceled                                                   (700)                          0.50
                                                              -----                          -----
Outstanding at December 31, 1997                              1,354                          $0.75

    Granted                                                      --                             --
    Exercised                                                    --                             --
    Canceled                                                     --                             --
                                                              -----                          -----
Outstanding at December 31, 1998                              1,354                          $0.75
                                                              =====                          =====


     John Wood has the option to cancel the 1993 stock options discussed above or receive an equal number of options under the 1996 plan at an exercise price of $0.95 per share. Additionally, the effect on the 1996 stock option plan as of December 31, 1998 would be to increase the number of shares outstanding to 6,255,000 with a weighted average exercise price of $.98 per share.

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

                             TELOS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information as to these options follows:

                                                                    Stock Option Activity
                                                         ---------------------------------------------
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                         ----------------             ----------------
Outstanding at December 31, 1995                                 --                             --
    Granted                                                   2,744                          $0.22
    Exercised                                                    --                             --
    Canceled                                                    (15)                          0.12
                                                              -----                           ----
Outstanding at December 31, 1996                              2,729                           0.22

    Granted                                                     998                           0.77
    Exercised                                                  (163)                          0.12
    Canceled                                                   (462)                          0.39
                                                              -----                           ----

Outstanding at December 31, 1997                              3,102                          $0.38

    Granted                                                   1,814                           0.77
    Exercised                                                   (16)                          0.12
    Canceled                                                 (1,150)                          0.46
                                                              -----                          -----
Outstanding at December 31, 1998                              3,750                          $0.55
                                                             ======                          =====


     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                      Options Outstanding               Options Exercisable
                                                      -------------------               -------------------

                                                            Weighted
                                                            Average       Weighted                     Weighted
                            Range of        Number         Remaining       Average        Number        Average
                            Exercise      Outstanding      Contractual     Exercise     Exercisable     Exercise
                             Prices         (000's)       Life in Years     Price         (000's)        Price
                             ------         -------       -------------     -----         -------        -----
1990 Stock                   $1.07           1,495          9.4 years       $1.07            299         $1.07
  Option Plan                $1.42             445          2.0 years        1.42            445         $1.42
                              ----           -----          ---------        ----            ---         -----
                        $1.07 - $1.42        1,940          7.7 years       $1.27            744         $1.28
                        =============        =====          =========        ====            ===         =====

Other Stock
  Option Plan                $0.50             701          5.0 years       $0.50            700         $0.50
                             $1.07             653          8.1 years       $1.07            261         $1.07
                             -----             ---          ---------       -----            ---         -----
                         $0.50 -$1.07        1,354          6.5 years       $0.75            961         $0.65
                         ============        =====          =========       =====            ===         =====

1996 Stock
  Option Plan                 $.95           3,320          7.4 years       $0.95          1,712         $0.95
                              0.97             113          7.6 years        0.97             68          0.97
                              1.01             645          8.2 years        1.01            258          1.01
                              1.07           1,477          9.4 years        1.07            295          1.07
                              ----           -----          ---------        ----          -----          ----
                        $0.95 - $1.07        5,555          8.0 years       $0.99          2,333         $0.97
                        =============        =====          =========       =====          =====         =====

1996 Enterworks
   Option Plan               $0.12           1,309          7.5 years       $0.12            621         $0.12
                              0.77           2,441          9.1 years        0.77            300          0.77
                              ----           -----          ---------        ----            ---          ----
                        $0.12 - $0.77        3,750          8.6 years       $0.55            921         $0.33
                        =============        =====          =========       =====            ===         =====

                           TELOS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted-average fair value of options granted under the 1990 Stock Option Plan, the Other Stock Option Plan, the 1996 Stock Option Plan, and the 1996 Enterworks Option Plan was $0.26, $0, $0.25 and $0.19 per share, respectively, in 1998 and $0, $0.23, $0.28 and $0.22 per share, respectively, in 1997. Had the Company determined compensation cost consistent with SFAS No. 123 methodology, net (loss) income would have been ($9,666,000), $1,073,000 and $2,100,000 in 1998, 1997 and 1996, respectively. Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

                                             1990 Stock                               Other Stock
                                             Option Plan                              Option Plan
                                        -------------------------        --------------------------------

                                        1998      1997       1996         1998        1997           1996
                                        --------------------------       --------------------------------
Expected dividend yield                 0.0%       0.0%       0.0%       0.0%          0.0%         0.0%
Expected stock price volatility         0.0%       0.0%       0.0%       0.0%          0.0%         0.0%
Risk free interest rate                 5.54%        --         --         --          6.28%          --
Expected life of options                5.3 yrs      --         --         --          4.0 yrs        --



                                             1996 Stock                             1996 Enterworks
                                             Option Plan                              Option Plan
                                        --------------------------        --------------------------------
                                        1998      1997       1996         1998        1997           1996
                                        --------------------------        --------------------------------
Expected dividend yield                 0.00%     0.00%        0.00%      0.00%         0.00%        0.00%
Expected stock price volatility         0.00%     0.00%        0.00%      0.00%         0.00%        0.00%
Risk free interest rate                 5.54%     6.28%        6.66%      5.18%         6.00%        6.73%
Expected life of options                4.8 yrs   5.5 yrs      6.0 yrs    5.2 yrs       5.5 yrs      6.0 yrs


     Because the pro forma disclosures under SFAS No. 123 only apply to stock options granted in or after 1995, pro forma net income for 1996, 1997 and 1998 is not necessarily indicative of future periods.

Telos Shared Savings Plan

     The Company sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Total Company contributions to this Plan for 1998, 1997 and 1996 were $835,000, $1,335,000, and $1,679,000, respectively.

                      TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.       Income Taxes

     The  provision   (benefit)for  income  taxes  includes  the  following  (in thousands):


                                                                    For The Year Ended December 31,

                                                             ------------------------------------------
                                                             1998               1997               1996
                                                           -------            -------            --------
Current provision (benefit)
     Federal                                              $   --              $    --            $  (421)
     State                                                    669                 387                  --
                                                             ----                 ---                ----

        Total current                                         669                 387               (421)
                                                             ----                 ---               -----

Deferred provision (benefit)
     Federal                                                  568              (1,464)             (4,527)
     State                                                  ( 134)               (255)               (791)
                                                            ------              -----               ------

        Total deferred                                        434              (1,719)             (5,318)
                                                            ------             -------             -------

        Total provision (benefit)                         $ 1,103             $(1,332)           $ (5,739)
                                                            ======              ======              ======


     The provision (benefit)for income taxes varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

                                                                     For the Year Ended December 31,
                                                            --------------------------------------------
                                                            1998                  1997              1996
                                                            -----             ---------             -------
Computed expected income tax
     provision (benefit)                                   (34.0)%                34.0 %            (34.0)%
Goodwill amortization                                        2.4                 379.6                2.2
State income taxes, net of
     federal income tax benefit                             (1.8)                  5.9               (5.9)
Change in valuation allowance
     for deferred tax assets                                24.9              (2,214.0)               0.2
Meals and entertainment                                      1.1                 111.8                 --
Sale of division/other                                      20.9                  17.2                0.6
                                                            ----                 -----                ---
                                                            13.5 %            (1,665.5)%            (36.9)%
                                                            =====              =======               ====


                         TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                                        December 31,

                                                                                   ------------------------
                                                                                   1998                1997
                                                                                   -----              ------
Deferred tax assets:
      Accounts receivable, principally due
        to allowance for doubtful accounts                                        $  153              $  201
      Allowance for inventory obsolescence and
        amortization                                                               1,377               1,728
      Accrued liabilities not currently
        deductible                                                                   794                 999
      Accrued compensation                                                         1,562               2,190
      Deferred office rent and accrued
        sublease liabilities                                                          --                  25
      Property and equipment, principally due
        to differences in depreciation methods                                       396               1,165
      Net operating loss carryforwards                                             5,660               3,140
      Alternative minimum tax credit carryforward                                    703                 703
                                                                                   -----              ------
            Total gross deferred tax assets                                       10,645              10,151
            Less valuation allowance                                              (4,987)             (2,974)
                                                                                  ------              ------
            Net deferred tax assets                                                5,658               7,177
                                                                                  ------              ------
Deferred tax liabilities:
      Unbilled accounts receivable, deferred for tax purposes                       (317)               (800)
      Software development costs                                                    (735)             (1,360)
                                                                                   ------              -----
            Total deferred tax liabilities                                        (1,052)             (2,160)
                                                                                  -------              -----
            Net deferred tax assets                                               $4,606              $5,017
                                                                                  =======              =====

     The net change in the valuation allowance was an increase of $2,013,000 for 1998 and a decrease of $1,728,000 for 1997. Included in the change in the valuation allowance were decreases of approximately $23,000 and $187,000 for 1998 and 1997, respectively, related to the reversal of temporary differences acquired from Telos Corporation (California). The total tax benefits of future deductible temporary differences acquired in connection with the Telos Corporation acquisition were $6,097,000 at January 14, 1992. As of December 31, 1998, all of the tax benefits acquired have reversed.

     At December 31, 1998, for federal income tax purposes the Company had net operating loss carryforwards of $12,741,000 available to offset future regular taxable income. These net operating loss carryforwards expire in 2011 through 2014. Additionally, $10,943,000 of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire from 2011 to 2014. In addition, the Company has $703,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

                 TELOS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.     Commitments and Contingencies

Leases

     The  Company  leases  office  space  and  equipment  under   non-cancelable
operating and capital leases with various expiration dates, some of which contain renewal options.

     On March 1, 1996, the Company entered into a twenty year capital lease for a building that serves as its corporate headquarters. The Company has accounted for this transaction as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.3 million. Under the terms of the lease, the landlord furnished the Company with $1.3 million to fund tenant improvements and other building costs. The Company's former headquarters facility was leased with a lease expiration date of March 31, 1997. In 1996, the Company recorded $781,000 of additional expense for the remaining lease obligation of its former headquarters facility.

     The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998 (in thousands):


                                                  Property         Equipment        Total
                                                  --------         ---------        ------
         1999                                       $ 1,447          $ 140         $ 1,587
         2000                                         1,447            103           1,550
         2001                                         1,447             54           1,501
         2002                                         1,447             --           1,447
         2003                                         1,447             --           1,447
         Remainder                                   17,655             --          17,655
                                                     ------            ---          ------

         Total minimum obligations                   24,890            297          25,187
         Less amounts representing
             interest                               (13,033)           (65)        (13,098)
                                                    --------         ------        --------

         Net present value of
             minimum obligations                     11,857            232          12,089
         Less current portion                          (274)         ( 105)           (379)
                                                     -------          -----        --------

         Long term capital lease
             obligations at
             December 31, 1998                      $11,583           $127         $11,710
                                                     ======            ===          ======

     Accumulated amortization for property and equipment under capital leases at December 31, 1998 and 1997 is $2,019,000 and $1,196,000, respectively.

     Future minimum lease payments for all non-cancelable operating leases at December 31, 1998 are as follows (in thousands):


         1999                                        $2,369
         2000                                         1,543
         2001                                           590
         2002                                           304
         2003                                           248
         Remainder                                      677
                                                     ------

         Total minimum lease payments                $5,731
                                                     ======



     Net rent expense charged to operations for 1998, 1997, and 1996 totaled $2,001,000, $2,545,000, and $4,556,000, respectively.

Legal

     The Company is a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                      TELOS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Related Parties

     In 1996, the Company paid previously accrued advisory fees of $525,000 to the firm Beninati and Wood, Inc. Mr. John B. Wood became an employee of the Company in 1992 and serves as President and Chief Executive Officer and a Director of the Company. Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company paid Mr. Beninati $165,000 annually subject to a three year employment agreement that began in 1995. Mr. Beninati resigned from the Board in 1996 and received his final payment in 1998.

     Mr. John R. Porter, a major shareholder, has a consulting agreement with the Company whereby he is compensated for specific services. Expense recorded pursuant to this agreement was $200,000 in both 1998 and 1997.

     Mr. Byers, a Director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers receives $10,500 a month for his services. Mr. Byers was compensated $125,000, $130,000 and $128,000 for 1998, 1997 and 1996, respectively. This consulting agreement was terminated in the fourth quarter of 1998.

Note 11.  Reportable Business Segments

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

         The Company has three reportable segments:

     Systems and Support Services - provides software development and support services for software and hardware including technology insertion, system redesign and software re-engineering. This segment consists of four divisions - solutions, services, international, and systems (systems was sold in February 1998 as discussed in Note 2). The principal market for this segment is the Federal government and its agencies.

     Products - delivers information security, enterprise integration and networking infrastructure solutions to its customers. These solutions include providing commercial hardware, software and services to its customers. The Products group is capable of staging, installing and deploying large network infrastructures with virtually no disruption to customer's ongoing operations. The principal market for this segment is the Federal government and its agencies.

     Enterworks - this group helps companies build the fast and flexible information infrastructure they need to compete in a global economy. Though web-enabled integration of disparate data and intelligent business process flows, their software links employees, customers and partners in ways that make the virtual enterprise a reality. Their products include Virtual DB and Enterworks Process Manager. Enterworks' advanced solutions serve healthcare, financial services, manufacturing and government customers worldwide.

     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

                            TELOS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized  financial  information   concerning  the  Company's  reportable
segments is shown in the following table. The "other" column includes corporate related items.

     The Company has excluded TCS amounts from external and internal revenues, and segment profit (loss) disclosures as this business was sold in December 1996 and has been treated as a disposal of a segment of a business under APB 30 (Note
3).

                                          Systems and
                                        Support Services      Products     Enterworks     Other (1)       Total
                                        ----------------      --------     ----------     ---------       -----

      1998
External Revenues                         $ 98,277            $101,736     $   7,073      $    --        $ 207,086
Intersegment Revenues                     $    970            $  2,622     $       1      $    --        $   3,593
Gross profit                              $ 14,046            $  8,583     $   1,542      $    --        $  24,171
Segment profit (loss)(4)                  $  4,849            $     14     $ (11,534)     $    --        $  (6,671)
Total assets                              $ 45,340            $ 24,206     $   6,119      $19,586        $  95,251
Capital Expenditures                      $    179            $     49     $     587      $   435        $   1,250
Depreciation & Amortization(2)            $    557            $    479     $   2,332      $ 1,487        $   4,855

       1997
External Revenues                         $121,052            $129,337     $   3,398      $    --        $ 253,787
Intersegment Revenues                     $    667            $  1,387     $       4      $    --        $   2,058
Gross profit                              $ 20,614            $ 14,875     $  (  132)     $    --        $  35,357
Segment profit (loss)(4)                  $ 10,229            $  3,977     $  (5,903)     $    --        $   8,303
Total assets                              $ 55,834            $ 24,323     $   6,374      $23,187        $ 109,718
Capital Expenditures                      $    330            $    688     $     480      $ 1,091        $   2,589
Depreciation & Amortization(2)            $    716            $    929     $   1,075      $ 2,270        $   4,990

       1996
External Revenues                         $101,535            $ 85,220     $   2,140      $    --        $ 188,895
Intersegment Revenues                     $    946            $    968     $      69      $    --        $   1,983
Gross profit                              $ 11,237            $  8,422     $     955      $    --        $  20,614
Segment profit (loss)(4)                  $    593            $ (5,362)    $  (3,672)     $    --        $  (8,441)
Total assets                              $ 54,975            $ 27,885     $   3,284      $23,920        $ 110,064
Capital Expenditures(3)                   $    150            $  1,087     $     554      $   656        $   2,447
Depreciation & Amortization(2)            $  1,417            $    949     $     502      $ 1,126        $   3,994



(1) Corporate assets are principally property and equipment, cash and other assets.
(2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, deferred software costs and spare parts inventory. The depreciation and amortization disclosure above is net of TCS depreciation and amortization of $482 for 1996.
(3) The 1996 capital expenditure disclosure is net of TCS capital expenditures of $111.
(4) Segment profit (loss) represents operating income (loss) before goodwill amortization.

     The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 56 separate facilities located in 19 states.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                PART III

Item 10.       Directors and Executive Officers of the Registrant

Dr. Fred Charles Ikle, Chairman of the Board
--------------------------------------------

     Dr. Ikle (age 74) was elected to the Company's Board of Directors on January 31, 1994 and was elected Chairman of the Board in January 1995. He is Chairman of Conservation Management Corporation and Director of the Zurich-American Insurance Companies. Dr. Ikle is also a Director of the National Endowment for Democracy and a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Ikle served as Under Secretary of Defense for Policy.

Julio E. Heurtematte, Jr., Director
-----------------------------------

     Mr. Heurtematte (age 62) was elected to the Company's Board of Directors on July 31, 1998. He has been a private consultant since 1989, specializing in international projects, trade and investments. From 1963 to 1989, he held various positions at the InterAmerican Development Bank ("IAD"), most recently as the deputy Manager for Project Analysis. From 1979 to 1989, Mr. Heurtematte was also a member of IAD Bank's Pension Fund Investment Committee. Mr. Heurtematte is also a member of the Board of Directors of Trans World Gaming Corporation.

Malcolm M.B. Sterrett, Director
-------------------------------

     Mr. Sterrett (age 55) is a private investor and was elected to the Company's Board of Directors on July 31, 1998. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Gaming Corporation.

John B. Wood, Director, President and Chief Executive Officer
-------------------------------------------------------------

     Mr. Wood (age 35) was elected President and Chief Executive Officer on February 16, 1994. Mr. Wood was appointed Chief Operating Officer on October 8, 1993 after serving as Executive Vice President from May of 1992. He was elected to the Board of Directors on May 13, 1992. Mr. Wood joined the Company on February 13, 1992. Prior to joining the Company, Mr. Wood was a founder of Beninati & Wood, Inc., an investment banking firm which had provided services to the Company.

Dr. Stephen D. Bryen, Director
------------------------------

     Dr. Stephen Bryen (56) was elected to the Company's Board of Directors on January 31, 1994. He currently serves as a Director in Jefferson Partners, L.L.C., a strategic management consulting and merchant banking firm with offices in Washington, D.C. and New York and as Senior Vice President of L-3 Network Security, LLC, in Denver, Colorado. Dr. Bryen currently serves on the board of C-MAC Industries in Mechanicsburgh, Pennsylvania and is the senior technical advisor to Hollinger Digital Corporation in New York. From 1981 to 1988 Dr. Bryen served as the Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded.

Norman P. Byers, Director
-------------------------

     Mr. Byers (age 52) was elected to the Board of Directors on January 31, 1994. He has been president of Byers Consulting, a Fairfax County, Virginia international business consulting firm since July 1996. Before that appointment, he had served as the President of International Strategies Limited, another local international business consulting firm. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

David S. Aldrich, Vice President, Chief Operating Officer
---------------------------------------------------------

     Mr. Aldrich (age 39) joined the Company in September 1996 as Vice President, Corporate Development and Strategy. Prior to joining the Company, he was a partner in the Financial Advisory Services Group - Corporate Finance at Coopers & Lybrand L.L.P. Prior to joining Coopers & Lybrand L.L.P. in 1991, Mr. Aldrich was Senior Vice President at Dean Witter Capital Corp., the merchant banking arm of Dean Witter Reynolds, Inc. Mr. Aldrich was appointed to the position of Chief Operating Officer of the Company in January 1999.

William L. Prieur Brownley, Vice President and General Counsel
--------------------------------------------------------------

     Mr. Brownley (age 42) joined the Company in April 1991 and is responsible for the management of the Company's legal affairs. For the five years prior to joining the Company, he served as Assistant General Counsel and then as General Counsel at Infotechnology Inc., an investment company whose holdings included various companies in the communications industry.

     Gerald  D.  Calhoun,  Vice  President,   Human  Resources,   and  Corporate
Secretary, Telos Corporation and Enterworks, Inc.
--------------------------------------------------------------------------------

     Mr. Calhoun (age 49) joined the Company as Vice President, Human Resources, in August 1989. Prior to joining the Company he served as Corporate Director, Risk and Financial Management of BDM International Corp., an information technology consulting services company, Vice President, Human Resources of Halifax Corp. a technical services company, and as Director for the U.S. Department of Labor, Employment Standards Administration.

     Mark W. Hester, former Executive Vice President and Chief Operating Officer, Telos Corporation
--------------------------------------------------------------------------------

     Mr. Hester (age 46) joined Telos in 1979 and was appointed as Executive Vice President and Chief Operating Officer in 1998. He was responsible for all business activities at Telos. Previously, he has held progressive positions with Telos as President of Telos Systems Solutions, President of Telos Field Engineering, Regional Manager of Operations, and Vice President of Marketing. Mr. Hester resigned from the position of Chief Operating Officer in 1999.

Robert W. Lewis, President, Enterworks, Inc.
--------------------------------------------

     Mr. Lewis (age 37) has served as the President of Enterworks, Inc. since its inception in 1996. Mr. Lewis' prior experience has been with Telos Corporation. From 1991 to 1995, he was Director, Business Development with responsibility for major customer development and technology integration.

     Robert J. Marino, Chief Sales and Marketing Officer and Executive Vice President
--------------------------------------------------------------------------------

     Mr. Marino (age 62) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. On January 1, 1994, Mr. Marino was promoted to President of Telos Systems Integration. With the amalgamation of all Telos divisions, Mr. Marino was selected on January 1, 1998, as Chief Sales & Marketing Officer reporting directly to the CEO and is part of the Office of the President.

Lorenzo Tellez, Chief Financial Officer, Treasurer, and Vice President
----------------------------------------------------------------------

     Mr. Tellez (age 41) was appointed Chief Financial Officer of the Company in 1993 and Treasurer in 1994. He joined Telos Corporation (California) in 1989 where he was responsible for all financial and regulatory functions. Prior to joining Telos Corporation, Mr. Tellez served as a Senior Manager with Arthur Andersen & Company.

     Each of the directors and executive officers of the Company is a United States citizen.

Item. 12.  Executive Compensation

     Information is set forth in the Summary Compensation Table included on the following page with respect to all forms of compensation for service rendered in all capacities to the Company during the fiscal years ended December 31, 1998, 1997, and 1996, of the Chief Executive Officer and four other most highly paid executive officers during 1998.

                                                    SUMMARY COMPENSATION TABLE


                                                                                           Long-Term Compensation (3)
                                                    Annual Compensation                     Awards        Payouts
                                                    -------------------                     ------        -------
Name                                                                            Other                        All
and                                                                            Annual                       Other
Principal                                                                       Compen-     Options/       Compen-
Position                               Year      Salary          Bonus(1)      sation(2)    SARs(#)(4)    sation (5)
--------------------------------------------------------------------------------------------------------------------
John B. Wood                           1998       $334,198      $     --       $ 8,500            --        $5,000
(President, Chief                      1997       $299,998      $382,000       $32,000            --        $4,750
Executive Officer)                     1996       $291,921      $     --       $23,000     2,017,531        $4,750


Mark W. Hester                         1998       $202,425      $     --       $   500       250,000        $5,000
(Former Executive V. P. and            1997       $174,990      $200,000       $ 6,000       150,000        $3,525
 Former Chief Operating Officer)       1996       $184,607        80,000       $ 6,000       185,000        $2,850


Lorenzo Tellez                         1998       $218,080      $     --       $   500       200,000        $5,000
(V.P., Treasurer, Chief                1997        195,000      $150,000       $24,000       150,000        $4,750
  Financial Officer)                   1996        188,269      $145,000       $15,000       465,000        $4,750


David Aldrich                          1998       $173,850      $     --       $ 1,250       210,000        $1,083
(V.P., Chief Operating Officer)        1997       $150,010      $150,000       $ 6,000       300,000            --
                                       1996       $ 45,580            --       $    --       200,000            --


Robert J. Marino                       1998       $204,734      $     --       $   500       362,000        $5,000
(Chief Sales and Marketing             1997       $195,000      $ 76,000       $ 6,000            --        $4,750
 Officer and Executive V.P.)           1996       $182,310      $ 90,000       $ 6,000       212,500        $4,750


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

Stock Option Grants

     The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 1998.



                                      Number of       % of                                 Potential Realizable
                                     Securities       Total                                  Value at Assumed
                                     Underlying     Options/    Exercise                  Rates of Stock Price
  Name and Principal                Options/SARS      SARS      or Base      Expiration      Appreciation for
      Position                         Granted       Granted     Price          Date            Option Term
----------------------------------------------------------------------------------------------------------------
                                                                                                5%        10%
                                                                                           --------     -------
John B. Wood
(President, Chief Executive
  Officer)                                   --        --         --              --            --           --


Mark W. Hester
(Former Executive V.P. and
 Former Chief Operating
 Officer)                               250,000       8.5%      $1.07       May 2008       $168,229     $426,326

Lorenzo Tellez
(V.P., Treasurer, Chief
  Financial Officer)                    200,000       6.8%      $1.07       May 2008       $134,583     $341,061

David Aldrich
(V.P., Chief Operating Officer)         210,000       7.1%      $1.07       May 2008       $141,313     $358,114

Robert J. Marino
(Chief Sales and Marketing
 Officer and Executive V.P.)            362,000      12.3%      $1.07       May 2008       $243,596     $617,320




Management Stock Options

     The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 1998.

                                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                     AND FY-END OPTION/SAR VALUES

                                                                     Number of
                                                                     Securities             Value of
                                                                     Underlying             Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs           Options/SARs
                                                                     at FY-End              at FY-End (1)(2)

                               Shares Acquired         Value         Exercisable/           Exercisable/
Name                             on Exercise         Realized        Unexercisable          Unexercisable
----                             -----------         --------        -------------          -------------
John B. Wood                          --                --      1,507,471/1,210,519       $924,615/494,887
(President, Chief Executive
 Officer)

Mark W. Hester                        --                --          169,000/416,000         62,400/141,350
(Former Executive V.P.
 and Former Chief
 Operating Officer)

Lorenzo Tellez                        --                --          271,000/544,000        107,400/201,850
(V.P., Treasurer,
  Chief Financial Officer)

David Aldrich                         --                --          212,000/498,000         94,360/196,440
(V.P., Chief Operating
 Officer)

Robert J. Marino                      --                --          372,550/534,350         75,857/178,703
(Chief Sales and Marketing
 Officer and Executive V.P.)

(1) Based on an estimated fair market value of the Company's Class A common stock of $1.35 per share at December 31, 1998.
(2) Based on an estimated fair market value of Enterworks common stock of $0.77 per share at December 31, 1998.

Compensation of Directors

     During the fiscal year ended December 31, 1998, employee directors were paid a fee of $2,000 for each Board meeting attended. Outside directors Mr. Byers and Dr. Bryen were paid an annual fee of $25,000, and- further compensated at a rate of $750 for each meeting in excess of four meetings a year. Chairman of the Board, Dr. Ikle, is paid $25,000 quarterly for his service on the Board. In addition, Mr. Byers receives $5,000 per annum for his service as Proxy Chairman. The compensation paid to the outside directors is paid pursuant to a proxy agreement between the Company, the Defense Security Service and certain of the Company shareholders. During the fiscal year ended December 31, 1998, other than Mr. Wood, no directors of the Company were awarded options.

Employment Contracts

     The Company is a party to agreements with certain of its executive officers. Mr. David Aldrich, Vice President and Chief Operating Officer, Mr. William Brownley, General Counsel, Mr. Gerald Calhoun, Vice President Human Resources and Corporate Secretary Telos Corporation and Enterworks, Mr. Robert Marino, Chief Sales and Marketing Officer and Executive Vice President, Mr. Lorenzo Tellez, Chief Financial Officer, and Mr. John Wood, Chief Executive Officer, have agreements with the Company which provide for a payment of two year's base salary then in effect if involuntarily terminated. At December 31, 1998, Mr. Aldrich, Brownley, Calhoun, Marino, Tellez and Wood had base salary levels of $181,000, $171,000, $169,000, $206,000, $206,000, $219,000, and
$350,000, respectively. In addition, these executive officers' agreements provide for bonus payments should certain operating results be attained.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                (1)                             (2)                                (3)                      (4)
                                                                         Amount and Nature
                                     Name and Address                of Beneficial Ownership            Percent of
      Title of Class                of Beneficial Owner               as of March 1, 1999                  Class
      -------------------------------------------------------------------------------------------------------------
   Class A Common Stock             John Porter                             22,190,718 shares (A)         80.32%
                                    15 Berners St.
                                    London SW1W 9EA England

   Class A Common Stock             C3, Inc. 401(k) Plan and                 3,658,536 shares             17.23%
                                    Telos Corporation Savings Plan
                                    c/o C3, Inc.
                                    19886 Ashburn Road
                                    Ashburn, Virginia 20147

   Class B Common Stock             F&C Nominees Limited                      3,143,358 shares            77.85%
                                    11 Devonshire Square
                                    London EC 2M 4YR England

   Class B Common Stock             Hare & Company                             815,700 shares             20.20%
                                    C/o Bank of New York
                                    P.O. Box 11203
                                    New York, NY  10249

   Class A Common Stock             David Aldrich                              170,392 shares (B)          0.80%
   Class A Common Stock             Robert J. Marino                           493,352 shares (B)          2.28%
   Class A Common Stock             Mark W. Hester                             240,778 shares (B)          1.12%
   Class A Common Stock             Lorenzo Tellez                             412,440 shares (B)          1.92%
   Class A Common Stock             John B. Wood                             1,491,863 shares (C)          6.57%
   Class A Common Stock             All Officers and
                                    Directors As A Group
                                    (9 persons)                              3,124,616 shares (D)         13.03%

   12% Cumulative Exchangeable      Value Partners, Ltd.                       714,317 shares (E)         22.42%
   Redeemable Preferred Stock       2200 Ross Avenue, Ste 4660
                                    Dallas, TX  75201

   12% Cumulative Exchangeable      Fisher Ewing Partners                      714,317 shares (E)         22.42%
   Redeemable Preferred Stock       2200 Ross Avenue, Ste 4660
                                    Dallas, TX  75201


   12% Cumulative Exchangeable      Wynnefield Partners Small                  228,500 shares (F)         7.17%
   Redeemable Preferred Stock       Cap Value L.P.
                                    Channel Partnership II, L.P.
                                    Wynnefield Small Cap Value
                                    Offshore Fund, Ltd.
                                    One Penn Plaza, Suite 4720
                                    New York, NY  10119

   12% Cumulative Exchangeable      Magten Asset Management Corp.              221,200 shares             6.94%
   Redeemable Preferred Stock       35 East 21st Street
                                    New York, NY  10010

(A) Mr. Porter's holdings include 6,388,916 shares of Class A Common Stock purchasable upon exercise of a warrant.
(B) Messrs. Aldrich, Marino,Hester,and Tellez hold options to acquire 162,000, 371,300, 170,000, and 260,000 shares of the Company's Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchasable upon exercise of warrant and are exercisable within 60 days of March 1, 1999.
(C) Mr. Wood owns 8,392 shares of Common Stock and he holds an option to acquire 1,483,471 shares of the Company's Class A Common Stock purchasable upon exercise of options 60 days from March 1, 1999.
(D) Under the Company's stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 2,737,971 shares of Class A Common Stock exercisable within 60 days after March 1, 1999.
(E)   Value  Partners  Ltd.  and Fisher  Ewing  Partners  have  filed  jointly a
      Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 714,317 shares of the Public Preferred Stock held of record by the reporting persons collectively.
(F) Wynnefield Partners Small Cap Value L.P., Channel Partnership II, L.P. and Wynnefield Small Cap Value Offshore Fund, Ltd. Have filed jointly a
      Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13 (d) of the Securities Exchange Act.

Item 13.                 Certain Relationships and Related Transactions

     Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company paid $165,000 annually subject to a three year employment agreement that began in 1995 and terminated January 8, 1998. Mr. Beninati resigned from the Board in 1996 and received his final payment in 1998.

     Mr. John R. Porter has a consulting agreement with the Company whereby he will be compensated for specific services. Expense recorded pursuant to this agreement was $200,000 for both 1998 and 1997.

     Mr. Byers, a Director of the Company, has a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement Mr. Byers receives $10,500 a month for his services. Mr. Byers was compensated $125,000, $130,000, and $128,000 for 1998, 1997 and 1996, respectively. The consulting agreement was terminated in the fourth quarter of 1998.

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

     2.6 Stock Purchase Agreement dated as of January 14, 1992, by and among C3, Inc., Telos Corporation and Contel Federal Systems, Inc.(Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

     3.1            (1*) Articles of Amendment and Restatement of C3, Inc.

     3.2            (1*)  Articles of  Amendment  of C3, Inc.  dated  August 31,
                    1981.

     3.3            (3*) Articles supplementary of C3, Inc. dated May 31, 1984.

     3.4            (4*) Articles of Amendment of C3, Inc.dated August 18, 1988.

     3.5 Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

     3.6 Restated Bylaws of C3, Inc. (Incorporated by reference to C3, Inc.10-Q for the quarter ended December 31,1990)

     3.7            Articles of Amendment of C3, Inc. dated April 13, 1995

     4.1 Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20,
                    1989)

     4.3 Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

     4.4 Shareholders Agreement dated as of August 3, 1990 by and among C3, Inc.; Union de Banques Suisses Luxembourg), S.A.; C3 Investors, L.P.; Anthony Craig, together with the investors; the Class A holders; MIM Limited; Knoll and Associates, Inc.; Murray Enterprises PLC; Electra Development Holdings; and Hartley Limited. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30,
                    1990)

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

  10.34 September 27, 1993 Note Interest Purchase and Sale Agreement among Mr.John R.C. Porter, Cottonwood and C3,Inc. (Incorporated by reference to C3, Inc.Form 8-K filed October 18, 1993)

  10.35 October 8, 1993 Promissory Note in the amount of $8,438,000 issued by Mr.John R.C.Porter in favor of C3 Investors, L.P. (Incorporated by reference to C3, Inc.Form 8-K filed October 18, 1993)

  10.36             October  8, 1993   Promissory   Note  in  the  amount of
                    $1,562,000 issued by Mr. John R.C. Porter in favor of Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.37             September 27,  1993  Collateral   Agency,   Security and
                    Pledge Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Toxford Corporation, Cantrade Nominees Limited, Mr. Robert M. Ercole and Mr.Frank S.Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.38             September 27, 1993 Standstill Agreement among Mr.John R.C.
                    Porter, Mr. Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.39             September  27, 1993 Mutual  Release  among Mr. John R.C.
                    Porter, Mr.Fred Knoll,Cottonwood Holdings, C3 Investors, L.P.,C3, Inc., Telos Corporation, Mr.Joseph P. Beninati, Mr. John B. Wood, and Beninati & Wood, Inc.(Incorporated by reference to C3,Inc. Form 8-K filed October 18, 1993)

  10.40 September 27, 1993 Consulting Agreement among Mr. Fred Knoll, C3, Inc. and Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.43 Amendment to Revolving and Reducing Senior Credit Facility dated as of December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

  10.44 Amendment to Revolving and Reducing Senior Credit Facility dated as of April 11, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

  10.45 Amendment to Revolving and Reducing Senior Credit Facility dated as of June 8, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

  10.46 Amendment to Revolving and Reducing Senior Credit Facility dated as of October 7, 1994 among C3,Inc., Telos Corporation and NationsBank, N.A.

  10.47 October 7, 1994 Letter Agreement among C3,Inc., Toxford Corporation, and NationsBank, N.A.regarding cash collateral held on behalf of the Company.

  10.48 October 25, 1994 General Release and Settlement memorandum among Sapiens International Corporation N.V., Sapiens International Corporation B.V., Sapiens U.S.A., Inc., C3, Inc. and Telos Corporation.

  10.49 Amendment to Revolving and Reducing Senior Credit Facility dated as of January 5, 1995 among C3, Inc.,Telos Corporation and NationsBank, N.A.

  10.50 Amendment to Revolving and Reducing Senior Credit Facility dated as of January 12, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

  10.51 Waiver and Amendment to Revolving and Reducing Senior Credit Facility dated as of April 17,1995 among C3,Inc., Telos Corporation and NationsBank, N.A.

  10.58 Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust.

  10.59 Series B Senior Subordinated Secured Note due October 1,2000 as of October 13, 1995 between Telos Corporation (Maryland) and J.O.Hambro Investment Management, Ltd.

  10.60             Series B Senior Subordinated Secured  Note  due  October
                    1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC.

  10.61 Series B Senior Subordinated Secured Note due October 1,2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter.

  10.62 Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter.

  10.63 Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

  10.64 Series B Senior Subordinated Secured Note due October 1,2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

  10.65             Series C Senior Subordinated Unsecured Note due  October
                    1, 2000 as of October 13, 1995 between Telos Corporation (Maryland)and Drayton English and International Investment Trust

  10.66             Series C Senior Subordinated Unsecured Note due October   1,
                    2000 as of October 13, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

  10.67 Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation
                    (Maryland) and North Atlantic Smaller Companies   Investment
                    Trust, PLC.

  10.68 Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter.

  10.69 Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter.

  10.70 Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC.

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

  10.74             1996 Stock Option Plan

  10.76 Sixteenth Amendment to Credit Facility and Tenth Amended and Restated Promissory Note

  10.77             Enterworks, Inc. 1996 Stock Option Plan

  10.78             Form of Series A Senior Subordinated Unsecured Note

  10.79             Form of Enterworks, Inc., Capital Stock Purchase Series A
                    Warrant

  10.80             Asset Purchase Agreement

  10.81             Amendment No. 1 to Asset Purchase Agreement

  10.82 Amended and Restated Credit Agreement between Telos Corporation, a Maryland corporation; Telos Corporation, a California corporation; and NationsBank, N.A. dated as of July 1, 1997

  10.83             Asset Purchase Agreement

  10.84             Interim Agreement

  10.85 Share Purchase Agreement between Telos Corporation, a Maryland corporation, formerly named and known as C3, Inc. and Union Bank of Switzerland, dated May 7, 1998

  10.86 Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20,1998 between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

  10.87 Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation (Maryland)and Foreign and Colonial Enterprise Trust LP

  10.88 Common Stock Purchase Series D Warrant between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

  10.89 Common Stock Purchase Series D Warrant between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust LP

  10.90             Form of Stock Purchase Agreement

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

                                               TELOS CORPORATION

                                                By:     John B. Wood
                                                ----------------------------
                                                         President and
                                                     Chief Executive Officer

                                                     Date:    April 1, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the date indicated.


       Signature                                     Title                                       Date
----------------------                         ----------------------                        ----------------



/s/  Fred Charles Ikle                         Chairman of the                                April 1, 1999
----------------------                         Board of Directors
Fred Charles Ikle



/s/  John B. Wood                              President, Chief Executive
----------------------                         Officer & Director
John B. Wood                                   (Principal Executive Officer)                  April 1, 1999




/s/  Stephen D. Bryen                          Director                                       April 1, 1999
------------------------
Stephen D. Bryen




/s/  Norman P. Byers                           Director                                       April 1, 1999
------------------------
 Norman P. Byers




/s/  Lorenzo Tellez                            Chief Financial Officer                        April 1, 1999
------------------------                       (Principal Financial Officer)
Lorenzo Tellez                                  & Principal Accounting Officer)




                                               Director                                       April 1, 1999
------------------------------
Julio E. Heurtematte, Jr.




                                               Director                                       April 1, 1999
--------------------------
Malcolm M.B. Sterrett

                              Telos Corporation
                                Exhibit Index




 Exhibit
 Number                        Exhibit Name                           Page
 ------                        ------------                           ----
  10.86             Series D Senior Subordinated Unsecured Note
                    due October 1, 2000 as of November 20, 1998
                    between  Telos  Corporation (Maryland)  and
                    Foreign  and Colonial  Enterprise Trust PLC

  10.87 Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation (Maryland) and
                    Foreign  and  Colonial  Enterprise Trust LP

  10.88             Common   Stock   Purchase  Series D Warrant
                    between  Telos   Corporation (Maryland) and
                    Foreign and  Colonial  Enterprise Trust PLC

  10.89 Common Stock Purchase Series D Warrant between Telos Corporation (Maryland) and
                    Foreign and  Colonial  Enterprise  Trust LP

  10.90             Form of Stock Purchase Agreement