Form 10-Q
period 1999-03-31
TELOS CORP
filed 1999-05-14
CIK 320121

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-Q

[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: March 31, 1999

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

                                 YES                X         NO

As of May 1, 1999 the registrant had 21,240,980 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 18



                             TELOS CORPORATION AND SUBSIDIARIES

                                          INDEX


                             PART I.   FINANCIAL INFORMATION


Item 1.       Financial Statements:

     Condensed Consolidated Statements of Operations for the Three Months
       Ended March 31, 1999 and 1998 (Unaudited)...........................................................3

     Condensed Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
       and December 31, 1998...............................................................................4

     Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1999 and 1998 (Unaudited)...........................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)......................................6-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................10-16


                                 PART II.   OTHER INFORMATION


Item 1.        Legal Proceedings...........................................................................17

Item 3.        Defaults Upon Senior Securities.............................................................17

Item 6.        Exhibits and Reports on Form 8-K............................................................17

SIGNATURES.................................................................................................18





                              PART I - FINANCIAL INFORMATION

                            TELOS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                  (amounts in thousands)


                                                                         Three Months Ended
                                                                              March 31,

                                                                       1999                 1998
                                                                       -------------------------
    Systems and Support Services                                     $21,932              $26,300
    Products                                                          16,699               16,193
    Enterworks,Inc.                                                    1,917                1,301
                                                                      ------               ------

                                                                      40,548               43,794
Costs and expenses
    Cost of sales                                                     35,847               40,380
    Selling, general and
      administrative expenses                                          8,400                6,343
    Goodwill amortization                                                132                  193
                                                                      ------               ------
Operating loss                                                        (3,831)              (3,122)
Other income (expenses)
    Gain on sale of assets                                                --                5,683
    Other income                                                          34                   20
    Interest expense                                                  (1,803)              (1,779)
                                                                      -------               -----

(Loss) income before taxes                                            (5,600)                 802
Income tax benefit (provision)                                         1,478                 (125)
                                                                      ------                -----
Net (loss) income                                                    $(4,122)              $  677
                                                                     ========               =====
















The accompanying notes are an integral part of these condensed consolidated financial statements.


                                          TELOS CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (amounts in thousands)

                                                        ASSETS

                                                           March 31, 1999                December 31, 1998
                                                           --------------                -----------------
                                                             (Unaudited)
Current assets
     Cash and cash equivalents
       (includes restricted cash of
        $160 at March 31, 1999 and
        December 31, 1998)                                    $    387                        $   408
     Accounts receivable, net                                   31,469                         56,783
     Inventories, net                                            8,649                          8,662
     Deferred income taxes                                       5,845                          4,164
     Other current assets                                          591                            707
                                                                ------                         ------
         Total current assets                                   46,941                         70,724

Property and equipment, net of
     accumulated depreciation of
     $24,535 and $24,159, respectively                          14,031                         14,321

Goodwill                                                         6,763                          6,896
Capitalized software and other assets                            3,305                          3,310
                                                                ------                         ------
                                                               $71,040                        $95,251
                                                               =======                        =======



                                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                          $19,435                        $25,206
     Other current liabilities                                   3,853                          4,845
     Accrued compensation and benefits                           8,042                          7,400
                                                                ------                         ------
         Total current liabilities                              31,330                         37,451

Senior credit facility                                          22,176                         36,159
Senior subordinated notes                                       18,587                         18,492
Capital lease obligations                                       11,643                         11,710
                                                                ------                        -------
         Total liabilities                                      83,736                        103,812
                                                                ------                        -------

Redeemable preferred stock
     Senior redeemable preferred stock                           5,735                          5,631
     Redeemable preferred stock                                 32,085                         31,729
                                                                ------                         ------
         Total preferred stock                                  37,820                         37,360

Stockholders' investment
     Common stock                                                   78                             78
     Capital in excess of par                                    1,643                          2,116
     Retained deficit                                          (52,237)                       (48,115)
                                                                ------                         ------
         Total stockholders' investment                        (50,516)                       (45,921)
                                                                ------                         ------
                                                               $71,040                        $95,251
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


                                      TELOS CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                            (amounts in thousands)

                                                                                                 Three Months
                                                                                                Ended March 31,

                                                                                              1999             1998
                                                                                              ---------------------
Operating activities:
     Net (loss) income                                                                     $ (4,122)        $   677
     Adjustments to reconcile net (loss) income to
       cash provided by operating activities:
         Gain on sale of fixed assets                                                           (88)             --
         Gain on sale of assets                                                                  --          (5,683)
         Depreciation and amortization                                                        1,027             897
         Goodwill amortization                                                                  132             193
         Other non-cash items                                                                   666             128
         Changes in assets and liabilities, net                                              17,422          17,135
                                                                                             ------          ------
         Cash provided by operating activities                                               15,037          13,347
                                                                                             ------          ------

Investing activities:
     Proceeds from sale of fixed assets                                                         171              --
     Proceeds from sale of assets                                                                --          14,675
     Purchase of property and equipment                                                        (382)           (544)
Investment in capitalized software and other assets                                            (762)           (527)
                                                                                               ----          ------
        Cash (used in) provided by investing
        activities                                                                             (973)         13,604
                                                                                               ----          ------

Financing activities:
     (Repayments of) senior credit facility, net                                            (13,983)        (27,031)
     Payments under capital leases                                                             (102)            (95)
                                                                                             ------          ------
         Cash (used in) financing activities                                                (14,085)        (27,126)
                                                                                             ------          ------

Decrease in cash and cash equivalents                                                           (21)           (175)
Cash and cash equivalents at beginning of period                                                408             587
                                                                                             ------          ------
Cash and cash equivalents at end of period                                                  $   387         $   412
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

                           TELOS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General

         The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos Field Engineering, Inc., Telos International Corporation and its majority owned subsidiary, Enterworks, Inc. (collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles.
Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $4.1 million for the first quarter of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and March 31, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through March 31, 1999. Future financial covenants have been amended to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants in 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

         The Company has continued to pursue additional financing. The Company believes that the necessary financing will be secured through one or more of the following sources: the sale of a division or asset that is not critical to its strategic goals; additional financing from its lender; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows.

         Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

Note 2.  Sale of Assets

         On February 28, 1998, Telos sold substantially all of the net assets of one of its divisions, Telos Information Systems ("TIS"), to NYMA, Inc., a subsidiary of Federal Data Corporation of Bethesda, Maryland for approximately $14.7 million in cash. The Company recorded a gain of $5.7 million in its condensed consolidated statement of operations for the three months ended March 31, 1998.

Note 3.  Senior Credit Facility

         The Company has a $45 million Senior Credit Facility ("the Facility") with a bank which matures on July 1, 2000. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in Enterworks. The amount of available borrowings fluctuates based on the underlying asset borrowing base. At March 31, 1999, the Company was not in compliance with several covenants contained within the Facility, including covenants relating to certain leverage, net worth, tangible capital and fixed charge coverage goals. The bank has waived this non-compliance.

Note 4.       Preferred Stock

Senior Redeemable Preferred Stock

         The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% per annum of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At March 31, 1999 and December 31, 1998 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $2,735,000 and $2,631,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balances.

12% Cumulative Exchangeable Redeemable Preferred Stock

         A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, has been authorized for issuance.

         The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock") pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the three months ended March 31, 1999 was $355,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

     The Company has three reportable segments: Systems and Support Services, Products, and Enterworks. The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

         Summarized financial information concerning the Company's reportable segments for the three months ended March 31, 1999 and 1998 is shown in the following table. The "other" column includes corporate related items.



                                              Systems and
                                            Support Services    Products     Enterworks     Other (1)       Total
                                          -------------------------------------------------------------------------
       March 31, 1999
External Revenues                              $ 21,932          $ 16,699     $   1,917     $     --     $  40,548
Intersegment Revenues                          $    151          $     --     $     188     $     --     $     339
Gross Profit                                   $  3,637          $    818     $     246     $     --     $   4,701
Segment profit (loss)(3)                       $   (649)         $    723     $ ( 3,773)    $     --     $  (3,699)
Total assets                                   $ 43,281          $  3,647     $   5,595     $ 18,517     $  71,040
Capital Expenditures                           $     34          $      6     $     302     $     40     $     382
Depreciation & Amortization(2)                 $    235          $     65     $     529     $    330     $   1,159


       March 31, 1998
External Revenues                              $ 26,300          $ 16,193     $   1,301     $    --      $  43,794
Intersegment Revenues                          $     92          $    671     $      --     $    --      $     763
Gross Profit                                   $  2,861          $    164     $     389     $    --      $   3,414
Segment profit (loss)(3)                       $    157          $ (1,412)    $  (1,674)    $    --      $  (2,929)
Total assets                                   $ 51,488          $  2,508     $   6,576     $19,480      $  80,052
Capital Expenditures                           $     61          $     82     $     184     $   217      $     544
Depreciation & Amortization(2)                 $    251          $    126     $     356     $   357      $   1,090

     (1) Corporate assets are principally property and equipment, cash and other assets.
     (2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, deferred software costs and spare parts inventory.
     (3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

         The  Company  does not have  material  international  revenues,  profit
(loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 56 separate facilities located in 19 states.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Sales for the first three months of 1999 were $40.5 million, a decrease of $3.2 million or 7.4% as compared to the same 1998 period. This decrease was primarily attributable to a $4.4 million decline in sales from the Company's Systems and Support Services Group, which was impacted by the sale of the Company's information systems division ("TIS") in February 1998. This decline was partially offset by increases in sales in both the Product and Enterworks Groups of approximately $500,000 and $600,000, respectively.

         Operating losses through the first three months of 1999 were $3.8 million as compared to an operating loss of $3.1 million during the same 1998 period. Operating profitability declined principally as a result of the decreases in revenue noted in the preceding paragraph, and due to increased investments by the Company in sales and marketing and research and development in its Enterworks subsidiary.

         Total backlog from existing contracts was approximately $700.7 million and $923.3 million as of March 31, 1999 and December 31, 1998, respectively. The decrease in total backlog is due to the expiration of the Company's SMCII contract in April of 1999, which was previously disclosed in the Company's Form 10-K for the year ended December 31, 1998. As of March 31, 1999, the funded backlog of the Company totaled $93.0 million, an increase of $36.5 million from December 31, 1998. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

         The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering, Inc. ("TFE"), Telos International Corporation, and its majority owned subsidiary Enterworks, Inc. ("Enterworks") (collectively, "the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three month periods ended March 31, 1999 and 1998 were as follows:

                                                               Three Months Ended
                                                                     March 31,

                                                             1999              1998
                                                             ----------------------
Sales                                                       100.0%            100.0%
Cost of sales                                               (88.4)            (92.2)
SG&A expenses                                               (20.7)            (14.4)
Goodwill amortization                                        (0.3)             (0.4)
                                                            ------            -----
Operating loss                                               (9.4)             (7.0)
Gain on sale of Assets                                         --              13.0
Other income                                                   --                --
Interest expense                                             (4.4)             (4.1)
                                                            ------             ----
(Loss) income before taxes                                  (13.8)              1.9
Income tax benefit (provision)                                3.6              (0.3)
                                                           ------              -----
Net (loss) income                                           (10.2)%             1.6%
                                                             ====               ===


Financial Data by Market Segment

     Sales, gross profit, and gross margin by market segment for the first quarter of 1999 and 1998 were as follows:

                                                                               Three Months Ended
                                                                                   March 31,

                                                                           1999                   1998
                                                                           ---------------------------
                                                                             (amounts in thousands)
Sales:
     Systems and Support Services                                        $21,932                $26,300
     Products                                                             16,699                 16,193
     Enterworks, Inc.                                                      1,917                  1,301
                                                                          ------                 ------
         Total                                                           $40,548                $43,794
                                                                          ======                 ======

Gross Profit:
     Systems and Support Services                                         $3,637                $ 2,861
     Products                                                                818                    164
     Enterworks, Inc.                                                        246                    389
                                                                           -----                 ------
         Total                                                            $4,701                $ 3,414
                                                                           =====                 ======
Gross Margin:
     Systems and Support Services                                          16.6%                  10.9%
     Products                                                               4.9%                   1.0%
     Enterworks, Inc.                                                      12.8%                  29.9%
         Total                                                             11.6%                   7.8%


         For the three month period ended March 31, 1999, sales decreased by $3.2 million, or 7.4%, to $40.5 million from $43.8 million for the comparable 1998 period. This decrease for the three month period is due to the Systems and Support Services Group, which reported decreased sales of $4.4 million. Offsetting this decrease was increased sales during the period by the Products Group and Enterworks of approximately $500,000 and $600,000, respectively. The Systems and Support Services Group sales decrease was primarily due to the sale of the Company's information systems division ("TIS") in the first quarter of 1998. Sales generated by TIS in the first quarter of 1998 were $4.0 million, with no corresponding revenue in 1999. Within the Product Group, sales primarily increased due to sales under the Joint Recruitive Information Support Services Blanket Purchase Agreement. Enterworks sales for the three months ended March 31, 1999 of $1.9 million increased approximately 47% over the comparable period in 1998. The increase is primarily due to sales of the Company's Enterworks Process Manager product.

         Cost of sales was 88.4% of sales the three month period ended March 31, 1999, as compared to 92.2% in the comparable 1998 period. The decrease in cost of sales dollars resulted from the decrease in sales for the period, as well as favorable changes in contract mix within the Systems and Support Services Group that produced higher margins.

         Gross profit increased by $1.3 million in the first quarter of 1999 to $4.7 million from $3.4 million in the comparable 1998 period as a result of the matters discussed above. Total Company gross margins were 11.6% and 7.8% for the three month periods ended March 31, 1999 and 1998, respectively.

         Selling, general and administrative costs increased for the three month period by approximately $2.1 to $8.4 million in 1999 from $6.3 million in 1998. This increase is primarily due to the Company's increased investment in research and development and sales and marketing in its Enterworks Group. Expenditures for Enterworks research and development and sales and marketing increased by $600,000 and $1.2 million, respectively, as compared to the same 1998 period. SG&A as a percentage of sales was 20.7% and 14.4% for the three month periods ended March 31, 1999 and 1998, respectively.

         Goodwill amortization expense was $132,000 for the three months ended March 31, 1999 compared to $193,000 for the period ended March 1998. The decrease in goodwill amortization was a result of the goodwill write-off associated with the sale of TIS.

         Operating loss increased by $700,000 during the three months ended March 31, 1999 to $3.8 million in operating loss. The Company had an operating loss of $3.1 million in the comparable period of 1998. The increase in operating loss resulted primarily from the aforementioned selling, general and administrative cost increases.

         Telos sold substantially all of the net assets of one of its divisions, TIS, in the first quarter of 1998. The transaction generated approximately $14.7 million in proceeds and a gain of $5.7 million.

         Interest expense increased by approximately $24,000 to $1.8 million during the three month period ended March 31, 1999, from $1.8 million in the comparable period of 1998.

         The Company recorded a tax benefit of $1.5 million for the three month period ended March 31, 1999, principally due to the net operating loss carryforwards generated during the first quarter. The Company recorded a tax provision of $125,000 in the three month period ended March 31, 1998 that was principally attributed to state income taxes.

Liquidity and Capital Resources

         For the three months ended March 31, 1999, the Company provided $15.0 million of cash in its operating activities. This cash was provided by reductions of accounts receivable of $25.3 million, offset by decreases in accounts payable of $5.8 million and losses incurred in operations. Cash used in investing activities was $973,000. Cash was used by financing activities during the quarter to pay down approximately $14.0 million of the Senior Credit Facility balance.

         At March 31, 1999, the Company had outstanding debt and long term obligations of $52.4 million, consisting of $22.2 million under the secured senior credit facility, $18.6 million in subordinated debt, and $11.6 million in capital lease obligations.

         At March 31, 1999, the Company had an outstanding balance of $22.2 million on its $45 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2000 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in Enterworks). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. At March 31, 1999, the Company, under its borrowing base formula, had $4.0 million of unused availability. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At March 31, 1999, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $4.1 million for the first quarter of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and March 31, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through March 31, 1999. Future financial covenants have been amended to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants in 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

         The Company has continued to pursue additional financing. The Company believes that the necessary financing will be secured through one or more of the following sources: the sale of a division or asset that is not critical to its strategic goals; additional financing from its lender; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows. See also Note 1 to the Consolidated Financial Statements.

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

         As is the case with other similarly situated computer companies, if Telos' current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to address Year 2000 compliance problems, Telos' business, results of operations or financial condition could be materially adversely affected. For example, agencies of the United States Government are principal customers of the Company. If such agencies experience significant Year 2000 system failures, under terms of typical government contracts, the Company's performance and/or receipt of payments due would be delayed or contracts could be terminated for convenience, which could have a material adverse effect on the Company. If similar failures are experienced by other customers or potential customers of the Company, this could also have a material adverse impact on the Company.

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

         Although the Company does not believe that it will incur any material unanticipated costs or experience material disruptions in its business associated with preparing its systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated consequences and/or material costs caused by undetermined errors or defects in the technology used in its internal systems, embedded software and the Company's own software products. Worst case scenarios could include: (i) corruption of data contained in the Company's internal information systems, (ii) interruptions, delays or terminations in the Company's business with government agencies or other customers associated with their own year 2000 problems and
(iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.) Any of these unexpected outcomes could have a material adverse effect on the Company.

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

                  The accompanying  consolidated  financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $4.1 million for the first quarter of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and March 31, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through March 31, 1999. Future financial covenants have been amended to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants in 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

         The Company has continued to pursue additional financing. The Company believes that the necessary financing will be secured through one or more of the following sources: the sale of a division or asset that is not critical to its strategic goals; additional financing from its lender; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Item 3.  Defaults Upon Senior Securities

Senior Preferred Stock

         The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends, accrued for financial reporting purposes, are $2,735,000 for the Series A-1, A-2 Preferred stock at March 31, 1999.

12% Cumulative Exchangeable Redeemable Preferred Stock

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash, (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. No dividends have been declared or paid during fiscal years 1992 through 1998. Cumulative undeclared dividends as of March 31, 1999 accrued for financial reporting purposes totaled $18,805,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $14,855,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

                  27       Financial Data Schedule


         (b)   Reports on Form 8-K:              None


         Items 2, 4, 5 and 7 are not applicable and have been omitted.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      May 14, 1999                                        TELOS CORPORATION


                                                             /s/  Lorenzo Tellez
                                                                  Lorenzo Tellez
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)