Form 10-Q
period 1999-06-30
TELOS CORP
filed 1999-08-17
CIK 320121

1




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1999

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

As of August 9, 1999, the registrant had 21,241,980 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 18


                    TELOS CORPORATION AND SUBSIDIARIES

                                    INDEX



                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements:

     Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1999 and 1998 (unaudited).........4

     Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
         and December 31, 1998 ................................................5

     Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998  (unaudited) .................6

     Notes to Condensed Consolidated Financial Statements (unaudited).......7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................11-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk............16



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.....................................................17

Item 3. Defaults Upon Senior Securities.......................................17

Item 6. Exhibits and Reports on Form 8-K......................................17

SIGNATURES....................................................................18


                                          PART I - FINANCIAL INFORMATION

                                        TELOS CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                                  (amounts in thousands)


                                                       Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                     ------------------------          -----------------------
                                                        1999            1998               1999          1998
                                                        ----            ----               ----          ----
Sales
    Systems and Support Services                     $  25,958       $ 27,024            $47,890       $53,324
    Products                                            30,182         18,153             46,881        34,346
    Enterworks, Inc.                                     1,771          1,532              3,689         2,833
                                                       -------         ------            -------         -----
                                                        57,911         46,709             98,460        90,503
Costs and expenses
    Cost of sales                                       48,033         39,735             83,881        80,115
    Selling,general and
     administrative expenses                             9,110          6,330             17,510        12,673
    Goodwill amortization                                  132            132                264           325
                                                       -------          -----            -------        ------
Operating income (loss)                                    636            512             (3,195)       (2,610)

Other income (expenses)
    Gain on sale of assets                                  --             --                 --         5,683
    Other income                                            21              6                 55            26
    Interest expense                                    (1,733)        (1,537)            (3,536)       (3,316)
                                                        -------        -------            -------       -------
Loss before taxes                                       (1,076)        (1,019)            (6,676)         (217)

Income tax benefit (provision)                              71           (686)             1,548          (811)
                                                    ----------         -------           -------        -------
Net loss                                             $  (1,005)      $ (1,705)           $(5,128)      $(1,028)
                                                     ==========      =========           ========      ========

























                                       The accompanying notes are an integral part of these condensed consolidated financial statements.




                                                          TELOS CORPORATION AND SUBSIDIARIES
                                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                  (amounts in thousands)



                                                                           ASSETS

                                                                      June 30, 1999                 December 31, 1998
                                                                      -------------                 -----------------
                                                                        (unaudited)

Current assets
    Cash and cash equivalents (includes
       restricted cash of $160 at
       June 30, 1999 and December 31, 1998)                                 $   752                        $   408
    Accounts receivable, net                                                 39,020                         56,783
    Inventories, net                                                          6,975                          8,662
    Deferred income taxes                                                     5,486                          4,164
    Other current assets                                                        978                            707
                                                                              -----                         ------

       Total current assets                                                  53,211                         70,724

Property and equipment, net of
    accumulated depreciation of
    $24,998 and $24,159, respectively                                        13,718                         14,321
Goodwill, net                                                                 6,631                          6,896
Other assets                                                                  3,235                          3,310
                                                                             ------                       -------
                                                                            $76,795                       $ 95,251
                                                                             ======                        =======

                                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
    Accounts payable                                                        $19,480                        $25,206
    Other current liabilities                                                 7,640                          4,845
    Accrued compensation and benefits                                         7,659                          7,400
                                                                             ------                         ------

       Total current liabilities                                             34,779                         37,451

Senior credit facility                                                       25,471                         36,159
Senior subordinated notes                                                    18,693                         18,492
Capital lease obligations                                                    11,560                         11,710
                                                                             ------                        -------

       Total liabilities                                                     90,503                        103,812
                                                                             ------                        -------

Redeemable preferred stock
    Senior redeemable preferred stock                                         5,841                          5,631
    Redeemable preferred stock                                               34,351                         31,729
                                                                             ------                         ------

       Total preferred stock                                                 40,192                         37,360
                                                                             ------                         ------

Stockholders' investment
    Common stock                                                                 78                             78
    Capital in excess of par                                                      0                          2,116
    Retained deficit                                                        (53,978)                       (48,115)
                                                                             ------                         ------

       Total stockholders' investment (deficit)                             (53,900)                       (45,921)
                                                                             ------                         ------
                                                                            $76,795                       $ 95,251
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



                                                           TELOS CORPORATION AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (Unaudited)
                                                                  (amounts in thousands)



                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                         1999              1998
                                                                                         ----              ----


Operating activities:
     Net loss                                                                          $(5,128)          $(1,028)
      Adjustments to reconcile net loss to cash
        provided by operating activities:
         Gain on sale of fixed assets                                                      (88)               --
         Gain on sale of assets                                                             --            (5,683)
         Depreciation and amortization                                                   2,146             1,668
         Goodwill amortization                                                             264               325
         Other noncash items                                                             1,003               381
         Changes in assets and liabilities                                              14,283            12,541
                                                                                        ------            ------
         Cash provided by operating activities                                          12,480             8,204
                                                                                        ------            ------

Investing activities:
     Proceeds from sale of fixed assets                                                    171               --
     Proceeds from sale of assets                                                           --            14,675
     Investment in capitalized software and other assets                                  (762)           (1,111)
     Purchase of property and equipment                                                   (666)             (790)
                                                                                        -------          -------
         Cash (used in) provided by investing activities                                (1,257)           12,774
                                                                                        -------           -------
Financing activities:
     Repayment of borrowings under senior credit facility                              (10,688)          (16,195)
     Payments under capital leases                                                        (191)             (229)
     Retirement of Class B redeemable preferred stock                                       --            (5,000)
                                                                                       -------            -------
         Cash used in financing activities                                             (10,879)          (21,424)
                                                                                       --------           ------
     Increase(decrease) in cash and cash equivalents                                       344              (446)

     Cash and cash equivalents at beginning
         of period                                                                         408               587
                                                                                       -------               ---
     Cash and cash equivalents at end
         of period                                                                     $   752            $  141
                                                                                       =======              ====













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

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $5.1 million for the first six months of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and June 30, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through June 30, 1999. Future financial covenants have been amended to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for the second half of 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants in the second half of 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

         The Company continues to pursue additional financing. The Company believes that the necessary financing will be secured through one or more of the following sources: the sale of a division or asset that is not critical to its strategic goals; additional debt financing; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations and cash flows.

         Certain reclassifications have been made to prior period financial statements to conform to the classifications used in the current period.

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

Note 3.  Debt Obligations

Senior Credit Facility

         The Company has a $45 million Senior Credit Facility ("Facility") with a bank which matures on July 1, 2000. As of July 1, 1999, the Facility will be classified as a current liability as the Facility will have a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in Enterworks, Inc.. The amount of available borrowings fluctuates based on the underlying asset borrowing base. At June 30, 1999, the Company was not in compliance with several financial covenants contained within the Facility, including covenants relating to certain leverage, net worth, tangible capital and fixed charge coverage goals. The bank has waived this noncompliance.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Senior Subordinated Notes

         In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes, which total $6.5 million at June 30, 1999 and December 31, 1998, are collateralized by fixed assets of the Company. Series C Notes, which total $7.9 million at June 30, 1999 and December 31, 1998, are unsecured. Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At June 30, 1999 the prepayment premium that would be due upon a triggering event is $9,099,000.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which are classified as Series D. The Series D Notes total $1.8 million and are unsecured. The Series D Notes have a maturity date of October 1, 2000 and bear interest at 14% per annum. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The notes can be prepaid at the Company's option. These Notes contain the same payment premium provisions as the Series B and Series C notes (see above). At June 30, 1999, the prepayment premium that would be due upon a triggering event is $151,000. In connection with the debt, the Company issued 1,500,000 warrants to purchase shares of the Company's Class A Common Stock. The warrants have an exercise price of $.01 and an exercise period of 22 months. The Company has assigned a value to the warrants of $420,000 which has been included in capital in excess of par. The amount outstanding of the subordinated debt was approximately $1,492,000 at June 30, 1999.

Enterworks Subordinated Notes

     During 1996, the Company completed a private financing whereby $3,277,960 of 8% subordinated debt of Enterworks was issued. Investors included certain members of the Board of Directors and management and certain shareholders of the Company. The subordinated debt has a five year maturity. Interest is paid quarterly, beginning January 1, 1998, on the first of January, April, July and October each year. In connection with the debt, the Company issued 2,048,725 warrants to purchase shares of Enterworks common stock. The warrants have an exercise price of one dollar and an exercise period of ten years. The Company has assigned a value to the warrants of $921,926 which has been included in capital in excess of par. The amount outstanding of this subordinated debt was approximately $2,818,000 and $2,723,000 at June 30, 1999 and December 31, 1998,
respectively.

Note 4.       Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At June 30, 1999 and December 31, 1998 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $2,841,000 and $2,631,000 respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the six months ended June 30, 1999 was $710,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $16,766,000.

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

         The Company has three reportable segments: Systems and Support Services, Products, and Enterworks, Inc. The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

         Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 1999 and 1998 is shown in the following table. The "other" column includes corporate related items.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                    Systems and
                                    Support Services     Products         Enterworks      Other (1)          Total
                                    ----------------     --------         ----------      ---------          -----

         June 30, 1999
External Revenues                    $25,958             $30,182          $ 1,771         $    --            $57,911
Intersegment Revenues                    151                  --              101              --                252
Gross Profit                           5,472               4,250              156              --              9,878
Segment profit(loss)(3)                4,101               1,548           (4,881)             --                768
Total assets                          31,746              12,457            6,190           26,402            76,795
Capital Expenditures                      34                   3              133              114               284
Depreciation &
 Amortization(2)                     $   237             $    56          $   635         $    323           $ 1,251

         June 30, 1998
External Revenues                    $27,024             $18,153          $ 1,532         $     --           $46,709
Intersegment Revenues                    208                 619               --               --               827
Gross Profit                           4,789               1,947              238               --             6,974
Segment profit(loss)(3)                3,398                (546)          (2,208)              --               644
Total assets                          39,638               5,758            7,325           31,827            84,548
Capital Expenditures                      24                  --              137               85               246
Depreciation &
 Amortization(2)                     $   (61)            $   133          $   434         $    397           $   903

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Sales for the first six months of 1999 were $98.5 million, an increase of $8.0 million or 8.8% as compared to the same 1998 period. This increase was primarily attributable to a $12.5 million increase in sales from the Company's Products Group which experienced increased sales from its Joint Recruitive Information Support Services Blanket Purchase Agreement. The increase in sales was also attributable to sales from the Company's Enterworks Group, which increased its sales by $856,000 over 1998. These increases were partially offset by decreases in sales in the Systems and Support Services Group of approximately $5.4 million. This decrease is due to the sale of the Company's Information Systems division ("TIS") in February 1998, as well as decreased sales under the Artillery Training Simulation devices product line.

         Operating losses through the first six months of 1999 were $3.2 million as compared to an operating loss of $2.6 million during the same 1998 period. Operating profitability declined principally as a result of increased investments by the Company in sales and marketing and research and development in its Enterworks subsidiary.

         Total backlog from existing contracts was approximately $712.8 million and $923.3 million as of June 30, 1999 and December 31, 1998, respectively. The decrease in total backlog is due to the expiration of the Company's SMCII contract in April of 1999, which was previously disclosed in the Company's Form 10-K for the year ended December 31, 1998. As of June 30, 1999, the funded backlog of the Company totaled $86.1 million, an increase of $29.6 million from December 31, 1998. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

         The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos Field Engineering Inc. ("TFE"), Telos International Corporation ("TIC"), and it majority owned subsidiary Enterworks, Inc. ("Enterworks") ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 1999 and 1998 are as follows:


                                                             Three Months Ended            Six Months Ended
                                                                    June 30,                      June 30,
                                                            ----------------------        ---------------------


                                                            1999            1998           1999            1998
                                                            ----            ----           ----            ----

Sales                                                       100.0%         100.0%          100.0%        100.0%
Cost of sales                                                82.9           85.1            85.2          88.5
SG&A expenses                                                15.7           13.5            17.8          14.0
Goodwill amortization                                         0.2            0.3             0.2           0.4
                                                             ----            ---            ----           ---

Operating income (loss)                                       1.2            1.1            (3.2)         (2.9)
Other income                                                   --             --              --            --
Gain on sale of assets                                         --             --              --           6.3
Interest expense                                             (3.0)          (3.3)           (3.6)         (3.6)
Income tax benefit (provision)                                0.1           (1.5)            1.6          (0.9)
                                                              ---            ---             ---           ---
Net loss                                                     (1.7)%          3.7)%          (5.2)%        (1.1)%
                                                              ===            ===             ===           ===





Financial Data by Market Segment


         Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                                                    Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                                    -------------------                     -----------------

                                                                   1999           1998                   1999           1998
                                                                   ----           ----                   ----           ----
                                                                                (amounts in thousands)
Sales:
   Systems and Support Services                                  $25,958        $27,024                $47,890        $53,324
   Products                                                       30,182         18,153                 46,881         34,346
   Enterworks, Inc.                                                1,771          1,532                  3,689          2,833
                                                                  ------          -----                 ------          -----
         Total                                                   $57,911        $46,709                $98,460        $90,503
                                                                  ======         ======                 ======         ======

Gross Profit:
   Systems and Support Services                                  $ 5,472        $ 4,789                $ 9,109        $ 7,650
   Products                                                        4,250          1,947                  5,068          2,111
   Enterworks, Inc.                                                  156            238                    402            627
                                                                  ------         ------                 ------            ---
         Total                                                   $ 9,878        $ 6,974                $14,579        $10,388
                                                                  ======         ======                 ======         ======

Gross Margin:
   Systems and Support Services                                     21.1%          17.7%                  19.0%          14.3%
   Products                                                         14.1%          10.7%                  10.8%           6.1%
   Enterworks, Inc.                                                  8.8%          15.5%                  10.9%          22.1%

         Total                                                      17.1%          14.9%                  14.8%          11.5%

         For the three month period ended June 30, 1999, sales increased by $11.2 million, or 24.0% to $57.9 million from $46.7 million for the comparable 1998 period. Of the $11.2 million increase, $12.0 million was attributable to the Products Group, which experienced increased sales from its Joint Recruitive Information Support Services Blanket Purchase Agreement ("JRISS BPA"). The overall increase in the revenue was also enhanced by an increase of $239,000 in Enterworks revenue for the second quarter of 1999 compared to the second quarter of 1998. The increase is primarily due to sales of the Group's Process Manager product. Offsetting these increases was a decrease in Systems and Support Services revenue of $1.1 million from second quarter 1999 compared to second quarter 1998. This decrease is primarily due to a decline in revenue under the Artillery Training Simulation devices product line. This decline in revenue was partially offset by an increase in sales from the Company's data integration, information security, advanced message handling system solutions and enterprise management business areas. The decline in revenue was also partially offset by the revenue generated from a subcontract to the Consolidated Space Operations Contract, a subcontract awarded to the company's hardware services division by Lockheed Martin Corporation.

         Sales increased $8.0 million or 8.8% to $98.5 million for the six months ended June 30, 1999, from $90.5 million for the comparable 1998 period. The increase for the six month period includes a $12.5 million increase in Product sales and a $856,000 increase in Enterworks sales, partially offset by a decrease of $5.4 million in Systems and Support Services revenue. This increase in the six month revenue is primarily due to the increase in revenue from the JRISS BPA. These increases were slightly offset by decreased sales under the Artillery Training Simulation Devices product line of $3.0 million, and the sale of the Company's Information Systems division ("TIS") in February, 1998. The TIS division generated sales of $4.0 million prior to being sold.

         Cost of sales was 82.9% of sales for the quarter and 85.2% of sales for the six months ended June 30, 1999, as compared to 85.1% and 88.5% for the same periods in 1998. The decreases in cost of sales as a percentage of sales are primarily attributable to favorable changes in contract mix within the Systems and Support Services Group, as well as a high margin transaction with one of the Company's partners.

         Gross profit increased $2.9 million in the three month period to $9.9 million in 1999, from $7.0 million in the comparable 1998 period. Gross margins were 17.1% and 14.8%, respectively, for the three and six month periods of 1999 as compared to 14.9% and 11.5%, respectively, for the comparable periods of 1998.

         Selling, general, and administrative expense ("SG&A") increased by approximately $2.8 million or 43.9%, to $9.1 million in the second quarter of 1999 from $6.3 million in the comparable period of 1998. For the six month period of 1999, SG&A increased $4.8 million to $17.5 million from $12.7 million in 1998. These increases are due primarily to the Company's increased investment in research and development and sales and marketing for Enterworks. Excluding the additional expense incurred for Enterworks research and development of $2.2 million and Enterworks sales and marketing costs of $2.8 million, selling general and administrative expense decreased $200,000 for the six months ended June 30, 1999 compared to the same period in 1998.

         SG&A as a percentage of revenues increased to 15.7% for the second quarter of 1999 from 13.5% in the comparable 1998 period. SG&A as a percentage of revenues for the six month period ended June 30, 1999 increased to 17.8% from 14.0% compared to the same period in 1998.

         Goodwill amortization expense remained the same for the comparative three month periods of 1999 and 1998, and decreased by $61,000 to $264,000 for the six months ended June 30, 1999 compared to the same period in 1998. This reduction is due to a decrease in the goodwill balance associated with the sale of TIS in early 1998.

         Operating income increased by $124,000 to $636,000 in the three month period ended June 30, 1999 from $512,000 of operating profit in the comparable 1998 period. Operating income decreased $585,000 to a $3.2 million operating loss for the six months ended June 30, 1999 from a $2.6 million operating loss for the six month period ended June 30, 1998. The increase in operating profit for the three month period is mostly attributable to the increase in gross profit. The six month decrease resulted from the aforementioned increases in SG&A.

         Telos sold substantially all of the net assets of one of its divisions, TIS, in the first quarter of 1998. The transaction generated approximately $14.7 million in cash proceeds and a gain of $5.7 million was recorded in the six months ended June 30, 1998.

         Interest expense increased approximately $196,000 to $1.7 million in the second quarter of 1999 from $1.5 million in the comparable 1998 period, and increased approximately $220,000 to $3.5 million for the six months ended June 30, 1999 from $3.3 million for the comparable 1998 period. These increases are due to increased debt levels in 1999.

         The income tax benefit was $71,000 and $1.5 million for the three and six months ended June 30, 1999, respectively. These tax benefits were principally due to the net operating loss carryforwards generated during the first quarter. The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management's tax strategy contemplates the generation of taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax provision of $686,000 and $811,000 for the three and six months ended June 30, 1998, respectively. These tax provisions were primarily attributable to provisions for state income taxes and increases in allowances relating to the recoverability of deferred tax assets.


Liquidity and Capital Resources

         For the six months ended June 30, 1999, the Company provided $12.5 million of cash in its operating activities. This cash was provided by reductions of accounts receivable of $17.7 million, offset by decreases in accounts payable of $5.7 million and losses incurred in operations. Cash used in investing activities was $1.3 million. Cash was used by financing activities during the quarter to pay down approximately $10.7 million of the Senior Credit Facility balance.

         At June 30, 1999, the Company had outstanding debt and long term obligations of $55.7 million, consisting of $25.5 million under the secured senior credit facility, $18.7 million in subordinated debt, and $11.6 million in capital lease obligations.

         At June 30, 1999, the Company had an outstanding balance of $25.5 million on its $45 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2000 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in Enterworks). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. At June 30, 1999, the Company, under its borrowing base formula, had $3.4 million of unused availability. Because the Facility matures on July 1, 2000 and therefore will have a term of less than one year, the Facility will be classified as a current liability on the Company's condensed consolidated balance sheet as of July 1, 1999. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At June 30, 1999, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $5.1 million for the first six months of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and June 30, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through June 30, 1999. Future financial covenants have been amended to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for the second half of 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants in the second half of 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

         The Company continues to pursue additional financing. The Company believes that the necessary financing will be secured through one or more of the following sources: the sale of a division or asset that is not critical to its strategic goals; additional debt financing; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations and cash flows. See also Note 1 to the Consolidated Financial Statements.

Year 2000

         Year 2000 issues refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

         The Company, like most owners of computer software, has modified significant portions of its internal use software so that it will function properly in the year 2000. Accordingly, the Company has incurred and expects to continue to incur internal staff costs as well as consulting and other expenses related to software and infrastructure enhancements necessary to prepare the systems for the year 2000. Total expenditures for such costs were not material to the Company's consolidated financial statement in 1998 or 1999. The Company expects to complete its internal use software compliance efforts during 1999. Maintenance, modification costs and software purchased with the express purpose of fixing the year 2000 problem are expensed as incurred.

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

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $5.1 million for the first six months of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and June 30, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through June 30, 1999. Future financial covenants have been amended to conform to the Company's 1999 budget expectations. Based on its budget, the Company anticipates a need for approximately $10 million of additional financing for second half of 1999. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants in the second half of 1999, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

         The Company continues to pursue additional financing. The Company believes that the necessary financing will be secured through one or more of the following sources: the sale of a division or asset that is not critical to its strategic goals; additional debt financing; or additional equity financing. Alternatives are currently being pursued under each of these sources; however, the required financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants in 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate for the first six months of 1999 was 9.04%. This facility expires on July 1, 2000 and has outstanding balance of $25.5 million at June 30, 1999.

The Company's other long-term debt at June 30, 1999 consists of Senior Subordinated Notes B, C, and D which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes mature as to principal in the aggregate amount of $16,173,000 on October 1, 2000. Additionally, the Company has subordinated debt issued by their majority owned subsidiary, Enterworks, which bears interest at a fixed rate of 8%. The Enterworks Notes mature as to principal in the aggregate amount of $3,277,960 in July 2001. The Company has no cash flow exposure due to rate changes for its Senior Subordinated or Enterworks Notes.

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

Item 3. Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

         The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $2,841,000 for the Series A-1 and A-2 Preferred Stock at June 30, 1999.

12% Cumulative Exchangeable Redeemable Preferred Stock

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of June 30, 1999 accrued for financial reporting purposes totaled $20,716,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $16,766,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:


             27     Financial Data Schedule

        (b)      Reports on Form 8-K:       None.

Items 2, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                                          Telos Corporation



August 16, 1999                                              /s/  Lorenzo Tellez
                                                             -------------------
                                                                  Lorenzo Tellez
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)