Form 10-Q
period 1999-09-30
TELOS CORP
filed 1999-11-15
CIK 320121

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X]                  Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

As of November 9, 1999, the registrant had 21,241,980 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

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

         Three and Nine Months Ended September 30, 1999 and 1998 (unaudited)...................................4

     Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited)

         and December 31, 1998 ................................................................................5

     Condensed Consolidated Statements of Cash Flows for the

         Nine Months Ended September 30, 1999 and 1998  (unaudited) ...........................................6

     Notes to Condensed Consolidated Financial Statements (unaudited).......................................7-10

Item 2.        Management's Discussion and Analysis of Financial

               Condition and Results of Operations.........................................................11-16

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....................................16

                                 PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings............................................................................. 17

Item 3.        Defaults Upon Senior Securities................................................................17

Item 6.        Exhibits and Reports on Form 8-K...............................................................17

SIGNATURES....................................................................................................18



                                               PART I - FINANCIAL INFORMATION

                                              TELOS CORPORATION AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (UNAUDITED)

                                                   (AMOUNTS IN THOUSANDS)

                                                           Three Months Ended                 Nine Months Ended
                                                                September 30,                    September 30,
                                                            1999           1998               1999          1998
                                                            ----           ----               ----          ----
Sales

    Systems and Support Services                          $ 26,677       $ 22,347            $ 74,567      $ 75,671
    Products                                                15,432         16,802              62,313        51,148
    Enterworks, Inc.                                         3,403          1,309               7,092         4,142
                                                             -----          -----               -----         -----
                                                            45,512         40,458             143,972       130,961
Costs and expenses
    Cost of sales                                           38,598         37,399             122,479       117,514
    Selling, general and
     administrative expenses                                 9,571          6,446              27,081        19,119
    Goodwill amortization                                      133            132                 397           457
                                                               ---            ---                 ---           ---

Operating loss                                              (2,790)        (3,519)             (5,985)       (6,129)

Other income (expenses)

    Gain on sale of assets                                   4,731             --               4,731         5,683
    Other income                                                 7             14                  63            40
    Interest expense                                        (1,748)        (1,662)             (5,284)       (4,978)
                                                            ------         ------              ------        ------

Income (loss) before taxes                                     200         (5,167)             (6,475)       (5,384)

Income tax (provision) benefit                                (572)          (117)                976          (928)
                                                              ----           ----                 ---          ----

Net loss                                                  $   (372)      $ (5,284)           $ (5,499)     $ (6,312)
                                                           ========       ========            ========      ========























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                       TELOS CORPORATION AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (AMOUNTS IN THOUSANDS)

                                                      ASSETS

                                                               September 30, 1999            December 31, 1998
                                                               ------------------            -----------------
                                                                 (unaudited)
Current assets

    Cash and cash equivalents (includes
       restricted cash of $160 at
       September 30, 1999 and December 31, 1998)                 $    503                           $    408
    Accounts receivable, net                                       31,550                             56,783
    Inventories, net                                                5,194                              8,662
    Deferred income taxes                                           4,632                              4,164
    Other current assets                                              995                                707
                                                                   ------                             ------

       Total current assets                                        42,874                             70,724

Property and equipment, net of
    accumulated depreciation of
    24,296 and $24,159, respectively                               13,551                             14,321
Goodwill, net                                                       4,377                              6,896
Other assets                                                        3,004                              3,310
                                                                    -----                              -----

                                                                 $ 63,805                           $ 95,251
                                                                 ========                           ========


                                          LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities

     Accounts payable                                             $12,471                           $25,206
     Other current liabilities                                     10,294                             4,845
     Senior credit facility                                        16,791                                --
     Accrued compensation and benefits                              8,053                             7,400
                                                                    -----                             -----

       Total current liabilities                                   47,609                            37,451

Senior credit facility                                                 --                            36,159
Senior subordinated notes                                          18,796                            18,492
Capital lease obligations                                          11,457                            11,710
                                                                   ------                            ------

       Total liabilities                                           77,862                           103,812
                                                                   ------                           -------

Redeemable preferred stock
     Senior redeemable preferred stock                              5,948                             5,631
     Redeemable preferred stock                                    34,707                            31,729
                                                                   ------                            ------


       Total preferred stock                                       40,655                            37,360
                                                                   ------                            ------

Stockholders' investment

     Common stock                                                      78                                78
     Capital in excess of par                                          --                             2,116
     Retained deficit                                             (54,790)                          (48,115)
                                                                  -------                           -------


       Total stockholders' investment (deficit)                   (54,712)                          (45,921)
                                                                  -------                           -------

                                                                 $ 63,805                          $ 95,251
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


                                         TELOS CORPORATION AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (UNAUDITED)

                                                (AMOUNTS IN THOUSANDS)

                                                                                             Nine Months
                                                                                          Ended September 30,
                                                                                        1999              1998
                                                                                        ----              ----
Operating activities:
Net loss                                                                               $(5,499)        $ (6,312)
Adjustments to reconcile net loss to cash
  provided by operating activities:
  Gain on sale of fixed assets                                                             (88)              --
  Gain on sale of assets                                                                (4,731)          (5,683)
  Depreciation and amortization                                                          3,082            3,169
  Goodwill  amortization                                                                   397              457
  Other noncash items                                                                    2,096              574
  Changes in assets and liabilities                                                     16,119           20,931
                                                                                        ------           ------

         Cash provided by operating activities                                          11,376           13,136

Investing activities:

Proceeds from sale of fixed assets                                                         171               --
Proceeds from sale of assets                                                            10,000           14,675
Investment in capitalized software and other assets                                       (762)          (1,806)
Purchase of property and equipment                                                      (1,047)            (970)
                                                                                        ------             ----

         Cash provided by investing activities                                           8,362           11,899

Financing activities:

Repayment of borrowings under senior credit facility                                   (19,368)         (18,828)
Payments under capital leases                                                             (275)            (323)
Retirement of Class B redeemable preferred stock                                            --           (6,000)
                                                                                        ------           ------
         Cash used in financing activities                                             (19,643)         (25,151)

Increase (decrease) in cash and cash equivalents                                            95             (116)
         Cash and cash equivalents at beginning of period                                  408              587
                                                                                        ------           ------
         Cash and cash equivalents at end of period                                   $    503         $    471
                                                                                        ======           ======











                      The accompanying notes are an integral part of these
                           condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1.  GENERAL

         The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), Telos International Corporation and its majority owned subsidiary, Enterworks, Inc. (collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of fiscal year performance, including but not limited to the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $5.5 million for the first nine months of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and September 30, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through September 30, 1999. Although the Company completed an asset sale in the third quarter of 1999, the Company anticipates an additional need for financing in order to support its investments in its Enterworks subsidiary and its operations going forward. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants for the rest of 1999, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

     The Company completed a sale of assets (described in Note 2) during the third quarter of 1999. After giving consideration to the reduction in borrowing base from the sale of those assets, the net proceeds were not sufficient enough to completely alleviate the immediate cash need. Therefore, the Company is considering such options as the sale of a division or asset that is not critical to its strategic goals, additional debt financing, debt restructuring, or additional equity financing at either the parent or the subsidiary level. Alternatives are currently being pursued under each of these sources; however, the required additional financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants by the end of 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations and cash flows.

         Certain reclassifications have been made to prior period financial statements to conform to the classifications used in the current period.

NOTE 2.       SALE OF ASSETS

     At the end of the third quarter, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering Inc. ("TFE"), to TFE Technology Holdings LLC, an affiliate of Carr & Company, for $10 million. The sale of TFE, with approximately 250 employees, was completed on September 29, 1999. As a result of this sale, the Company has recorded a gain of $4.7 million in its condensed consolidated statement of operations for the nine months ended September 30, 1999. The Company and TFE Technology Holdings, LLC ("TFE Holdings") entered into a one year Corporate Services Agreement on the date of the sale. Under the terms of the agreement Telos will continue to provide certain administrative support functions to TFE Technology Holdings, including but not limited to finance and accounting and human resources, in return for a monthly payment.

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

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3.   DEBT OBLIGATIONS

SENIOR CREDIT FACILITY

     In September 1999 the Company's Senior Credit Facility ("Facility") was amended to reduce the total amount available under the Facility from $45 million to $35 million. The Facility's maturity date of July 1, 2000 has remained unchanged. At September 30, 1999, the Facility was classified as a current liability as the Facility has a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in Enterworks, Inc. The amount of available borrowings fluctuates based on the underlying asset borrowing base. At September 30, 1999, the Company was not in compliance with several financial covenants contained within the Facility, including covenants relating to certain leverage, net worth, and tangible capital goals. The bank has waived this noncompliance.

SENIOR SUBORDINATED NOTES

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes, which total $6.5 million at September 30, 1999 and December 31, 1998, are collateralized by fixed assets of the Company. Series C Notes, which total $7.9 million at September 30, 1999 and December 31, 1998, are unsecured. Both the Series B and Series C Notes have a maturity date of October 1, 2000 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At September 30, 1999 the prepayment premium that would be due upon a triggering event is $9.9 million.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which are classified as Series D. The Series D Notes total $1.8 million and are unsecured. The Series D Notes have a maturity date of October 1, 2000 and bear interest at 14% per annum. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The notes can be prepaid at the Company's option. These Notes contain the same payment premium provisions as the Series B and Series C notes (see above). At September 30, 1999, the prepayment premium that would be due upon a triggering event is approximately $200,000. In connection with the debt, the Company issued 1,500,000 warrants to purchase shares of the Company's Class A Common Stock. The warrants have an exercise price of $.01 and an exercise period of 22 months. The Company has assigned a value to the warrants of $420,000 which has been included in capital in excess of par. The amount outstanding of the subordinated debt was approximately $1.5 million at September 30, 1999.

ENTERWORKS SUBORDINATED NOTES

     During 1996, the Company completed a private financing whereby $3,277,960 of 8% subordinated debt of Enterworks was issued. Investors included certain members of the Board of Directors and management and certain shareholders of the Company. The subordinated debt has a five year maturity. Interest is paid quarterly, beginning January 1, 1998, on the first of January, April, July and October each year. In connection with the debt, the Company issued 2,048,725 warrants to purchase shares of Enterworks common stock. The warrants have an exercise price of one dollar and an exercise period of ten years. The Company has assigned a value to the warrants of $921,926 which has been included in capital in excess of par. The amount outstanding of this subordinated debt was approximately $2,868,000 and $2,723,000 at September 30, 1999 and December 31, 1998, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
NOTE 4.       PREFERRED STOCK

SENIOR REDEEMABLE PREFERRED STOCK

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on September 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At September 30, 1999 and December 31, 1998 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $2,948,000 and $2,631,000 respectively.

12% CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

         A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the nine months ended September 30, 1999 was $1,066,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

     The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Following November 21, 1995, dividends are only payable in cash. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $16,766,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

NOTE 5.  ENTERWORKS STOCK OPTION PLAN CHANGES

         Effective August 1999, Enterworks increased the options authorized under its employee stock option plan from 5,000,000 to 13,000,000 shares.

         During  the  same  period,   Telos  contributed   1,000,000  shares  of
Enterwork's common stock owned by Telos to the Enterworks treasury for issuance as stock options by Enterworks.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6.  REPORTABLE BUSINESS SEGMENTS

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

         Summarized financial information concerning the Company's reportable segments for the three months ended September 30, 1999 and 1998 is shown in the following table. The "other" column includes corporate related items.


                                        Systems and
                                        Support Services       Products          Enterworks        Other (1)         Total
                                        ----------------       --------          ----------        ---------         -----

         SEPTEMBER 30, 1999
External Revenues                         $26,677              $15,432          $ 3,403              --            $45,512
Intersegment Revenues                          67                   --              221              --                288
Gross Profit                                4,757                  539            1,618              --              6,914
Segment profit(loss)(3)                     2,079                 (643)          (4,093)             --             (2,657)
Total assets                               12,682                2,343            8,671          $40,109            63,805
Capital Expenditures                           84                   (3)             185              115               381
Depreciation &
 Amortization(2)                          $   177              $    53          $   528          $   311           $ 1,069

         SEPTEMBER 30, 1998

External Revenues                         $22,347              $16,802          $ 1,309               --           $40,458
Intersegment Revenues                         340                  584                1               --               925
Gross Profit                                2,406                  808             (155)              --             3,059
Segment profit(loss)(3)                       518                 (985)          (2,920)              --            (3,387)
Total assets                               22,547                9,359            8,325          $41,238            81,469
Capital Expenditures                           55                  (44)              87               82               180
Depreciation &
 Amortization(2)                          $   376              $   120          $   772          $   365           $ 1,633

(1) Corporate assets are principally property and equipment, cash and other assets.

(2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, deferred software costs and spare parts inventory.

(3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

         The  Company  does not have  material  international  revenues,  profit
(loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 7 separate facilities located in 7 states.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Sales for the first nine months of 1999 were $144.0 million, an increase of $13.0 million or 9.9% as compared to the same 1998 period. This increase was primarily attributable to an $11.1 million increase in sales from the Company's Products Group which experienced increased sales from its Joint Recruitive Information Support Services Blanket Purchase Agreement. The increase in sales was also attributable to sales from the Company's Enterworks Group, which increased its sales by $2.9 million or 71.2% over the comparable prior year period. These increases were partially offset by decreases in sales in the Systems and Support Services Group of approximately $1.1 million. This decrease is due to the sale of the Company's Information Systems division ("TIS") in February 1998, as well as decreased sales under the Artillery Training Simulation devices product line.

         Operating losses through the first nine months of 1999 were $6.0 million as compared to an operating loss of $6.1 million during the same 1998 period. The slight improvement in operating profitability is primarily a result of increased third quarter revenues and profitability by the Company's Enterworks subsidiary.

     Total backlog from existing contracts was approximately $277.8 million and $923.3 million as of September 30, 1999 and December 31, 1998, respectively. The decrease in total backlog is due to the expiration of the Company's SMCII contract in April of 1999, which was previously disclosed in the Company's Form 10-K for the year ended December 31, 1998. As of September 30, 1999, the funded backlog of the Company totaled $50.7 million, a decrease of $5.7 million from December 31, 1998. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

RESULTS OF OPERATIONS

         The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries Telos Corporation (California), Telos International Corporation ("TIC"), and its majority owned subsidiary Enterworks, Inc. ("Enterworks") ("the Company"). The major elements of the Company's operating expenses as a percentage of sales for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                                            Three Months Ended              Nine months Ended
                                                                September 30,                 September 30,
                                                            1999            1998          1999            1998
                                                            ----            ----          ----            ----
Sales                                                       100.0%         100.0%          100.0%        100.0%
Cost of sales                                                84.8           92.4            85.1          89.7
SG&A expenses                                                21.0           15.9            18.8          14.6
Goodwill amortization                                         0.3            0.4             0.3           0.4
                                                              ---            ---             ---           ---


Operating loss                                               (6.1)          (8.7)           (4.2)         (4.7)
Other income                                                   --             --              --            --
Gain on sale of assets                                       10.4             --             3.3           4.3
Interest expense                                             (3.8)          (4.1)           (3.7)         (3.8)
Income tax (provision) benefit                               (1.3)          (0.3)            0.7          (0.7)
                                                             ----           ----             ---          ----

Net loss                                                     (0.8)%        (13.1)%          (3.9)%        (4.9)%
                                                             ----          -----            ----          ----





FINANCIAL DATA BY MARKET SEGMENT

         Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                                    Three Months Ended                    Nine months Ended
                                                      September 30,                           September 30,
                                                   1999           1998                   1999            1998
                                                   ----           ----                   ----            ----

                                                                  (amounts in thousands)
Sales:

   Systems and Support Services                    $26,677        $22,347               $ 74,567       $ 75,671
   Products                                         15,432         16,802                 62,313         51,148
   Enterworks, Inc.                                  3,403          1,309                  7,092          4,142
                                                     -----          -----                  -----          -----

   Total                                           $45,512        $40,458               $143,972       $130,961
                                                   =======        =======               ========       ========

Gross Profit:

   Systems and Support Services                    $ 4,757        $ 2,406               $ 13,867       $ 10,056
   Products                                            539            808                  5,606          2,919
   Enterworks, Inc.                                  1,618           (155)                 2,020            472
                                                     -----           ----                  -----         ------

   Total                                           $ 6,914        $ 3,059               $ 21,493       $ 13,447
                                                   =======        =======               ========       ========

Gross Margin:

   Systems and Support Services                     17.8%           10.8%                  18.6%          13.3%
   Products                                          3.5%            4.8%                   9.0%           5.7%
   Enterworks, Inc.                                 47.5%          (11.8)%                 28.5%          11.4%
   Total                                            15.2%            7.6%                  14.9%          10.3%

         For the three month period ended September 30, 1999, sales increased by $5.1 million, or 12.5% to $45.5 million from $40.4 million for the comparable 1998 period. Of the $5.1 million increase, $4.3 million was attributable to the Systems and Support Services Group. The Group experienced increased sales due to revenue generated from a subcontract to the Consolidated Space Operations Contract, as well as an increase in sales from the Company's information security and advanced message handling system solutions business areas. The overall increase in the revenue was also enhanced by an increase of $2.1 million in Enterworks revenue for the third quarter of 1999 compared to the third quarter of 1998. The increase is primarily due to sales of the Group's Virtual DB product. Offsetting these increases was a decrease in Product Group revenue of $1.4 million from third quarter 1999 compared to third quarter 1998. This decrease is primarily due to a decline in revenue under the Small Multi-user Computer II Contract which expired in April 1999.

     Sales increased $13.0 million or 9.9% to $144.0 million for the nine months ended September 30, 1999, from $131.0 million for the comparable 1998 period. The increase for the nine month period includes a $11.2 million increase in Products' sales and a $2.9 million increase in Enterworks sales, partially offset by a decrease of $1.1 million in Systems and Support Services revenue. This increase in the nine month revenue is primarily due to the increase in revenue from the Joint Recruitive Information Support Services Blanket Purchase Agreement. These increases were slightly offset by decreased sales under the Artillery Training Simulation Devices product line of $3.5 million, and the sale of the Company's Information Systems division ("TIS") in February 1998. The TIS division generated sales of $4.0 million prior to being sold.

         Cost of sales was 84.8% of sales for the quarter and 85.1% of sales for the nine months ended September 30, 1999, as compared to 92.4% and 89.7% for the same periods in 1998. The decreases in cost of sales as a percentage of sales are primarily attributable to favorable changes in contract mix within the Systems and Support Services Group, higher margin sales within the Enterworks Group, as well as a high margin transaction with one of the Company's partners.

         Gross profit increased $3.8 million in the three month period to $6.9 million in 1999, from $3.0 million in the comparable 1998 period. Gross margins were 15.2% and 14.9%, respectively, for the three and nine month periods of 1999 as compared to 7.6% and 10.3%, respectively, for the comparable periods of 1998. The increases in gross margin were attributable to the sales increases and cost of sales decreases explained above.

         Selling, general, and administrative expense ("SG&A") increased by approximately $3.1 million or 48.5%, to $9.6 million in the third quarter of 1999 from $6.4 million in the comparable period of 1998. For the nine month period of 1999, SG&A increased $8.0 million to $27.1 million from $19.1 million in 1998. These increases are due primarily to the Company's increased investment in research and development and sales and marketing for Enterworks. Excluding the additional expense incurred for Enterworks research and development of $3.7 million and Enterworks sales and marketing costs of $3.8 million, selling general and administrative expense increased $500,000 for the nine months ended September 30, 1999 compared to the same period in 1998.

         SG&A as a percentage of revenues increased to 21.0% for the third quarter of 1999 from 15.9% in the comparable 1998 period. SG&A as a percentage of revenues for the nine month period ended September 30, 1999 increased to 18.8% from 14.6% compared to the same period in 1998.

         Goodwill amortization expense remained the same for the comparative three month periods of 1999 and 1998, and decreased by $60,000 to $397,000 for the nine months ended September 30, 1999 compared to the same period in 1998. This reduction is due to a decrease in the goodwill balance associated with the sale of TIS in early 1998.

         The operating loss of the Company decreased by $729,000 to $2.8 million in the three month period ended September 30, 1999 from $3.5 million of operating loss in the comparable 1998 period. Operating loss decreased $144,000 to a $6.0 million operating loss for the nine months ended September 30, 1999 from a $6.1 million operating loss for the nine month period ended September 30, 1998. The increases in operating profit for the three and nine month periods are mostly attributable to the increases in gross profit, net of the increases in SG&A discussed above.

         At the end of the third quarter, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering Inc. ("TFE"), to TFE Technology Holdings, an affiliate of Carr & Company, for $10 million. The sale of TFE, with approximately 250 employees, was completed on September 29, 1999. As a result of this sale, The Company has recorded a gain of $4.7 million in its condensed consolidated statement of operations for the nine months ended September 30, 1999.

         Telos sold substantially all of the net assets of one of its divisions, TIS, in the first quarter of 1998. The transaction generated approximately $14.7 million in cash proceeds and a gain of $5.7 million was recorded in the nine months ended September 30, 1998.

     Interest expense remained at $1.7 million in the third quarter of 1999 compared to the same 1998 period, and increased approximately $306,000 to $5.3 million for the nine months ended September 30, 1999 from $5.0 million for the comparable 1998 period.The increase for the nine month period is due to increased debt levels in 1999.

         The income tax provision was $572,000 and a benefit of $976,000 for the three and nine months ended September 30, 1999, respectively. The provision incurred was a result of the gain generated from the sale of TFE. The tax benefit was principally due to the net operating loss carryforwards generated during the first quarter. The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management's tax strategy contemplates the generation of taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax provision of $117,000 and $928,000 for the three and nine months ended September 30, 1998, respectively. These tax provisions were primarily attributable to provisions for state income taxes and increases in allowances relating to the recoverability of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, the Company provided $11.4 million of cash in its operating activities. This cash was provided by reductions of accounts receivable of $20.8 million, offset by decreases in accounts payable of $11.1 million and $5.5 million in net losses incurred in operations. Cash provided by investing activities was $8.4 million, mostly due to the cash generated from the sale of the Company's TFE division. Cash was used by financing activities during the nine months to pay down approximately $19.4 million of the Senior Credit Facility balance.

         At September 30, 1999, the Company had outstanding debt and long term obligations of $47.0 million, consisting of $16.8 million under the secured senior credit facility, $18.8 million in subordinated debt, and $11.5 million in capital lease obligations.

         At September 30, 1999, the Company had an outstanding balance of $16.8 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2000 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in Enterworks). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. At September 30, 1999, the Company, under its borrowing base formula, had $8.8 million of unused availability. Because the Facility matures on July 1, 2000, at September 30, 1999 the Facility has a term of less than one year, and therefore is classified as a current liability on the Company's condensed consolidated balance sheet. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At September 30, 1999, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $5.5 million for the first nine months of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and September 30, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through September 30, 1999. Although the Company completed an asset sale in the third quarter of 1999, the Company anticipates an additional need for financing in order to support its investments in its Enterworks subsidiary and its operations going forward. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants for the rest of 1999, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

     The Company completed a sale of assets (described in Note 2) during the third quarter of 1999. After giving consideration to the reduction in borrowing base from the sale of those assets, the net proceeds were not sufficient enough to completely alleviate the immediate cash need. Therefore, the Company is considering such options as the sale of a division or asset that is not critical to its strategic goals; additional debt financing, debt restructuring, or additional equity financing at either the parent or the subsidiary level. Alternatives are currently being pursued under each of these sources; however, the required additional financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants by the end of 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations and cash flows.

YEAR 2000

         Year 2000 issues refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     The  Company,   like  most  owners  of  computer  software,   has  modified
significant portions of its internal use software so that it will function properly in the year 2000. Accordingly, the Company has incurred and expects to continue to incur internal staff costs as well as consulting and other expenses related to software and infrastructure enhancements necessary to prepare the systems for the year 2000. Total expenditures for such costs were not material to the Company's consolidated financial statements in 1998 or 1999. The Company has completed its internal use software compliance efforts as of September 30, 1999. Maintenance, modification costs and software purchased with the express purpose of fixing the year 2000 problem are expensed as incurred.

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

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company incurred a net loss of $9.2 million during 1998 and a net loss of $5.5 million for the first nine months of 1999. In addition, the Company was not in compliance with several covenants of its Senior Credit Facility at December 31, 1998 and September 30, 1999. The lender has provided waivers for the violations at December 31, 1998, as well as waivers through September 30, 1999. Although the Company completed an asset sale in the third quarter of 1999, the Company anticipates an additional need for financing in order to support its investments in its Enterworks subsidiary and its operations going forward. These factors, including the uncertainty surrounding whether and when the additional financing will be secured, and whether the Company will meet its budget expectations and bank covenants for the rest of 1999, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain the additional financing required, meet its 1999 budgeted cash flow objectives, and comply with the terms of its Senior Credit Facility.

     The Company completed a sale of assets (described in Note 2) during the third quarter of 1999. After giving consideration to the reduction in borrowing base from the sale of those assets, the net proceeds were not sufficient enough to completely alleviate the immediate cash need. Therefore, the Company is considering such options as the sale of a division or asset that is not critical to its strategic goals, additional debt financing, debt restructuring, or additional equity financing at either the parent or the subsidiary level. Alternatives are currently being pursued under each of these sources; however, the required additional financing has not yet been secured. The Company believes the required funding will be arranged in a timely manner that does not have a significant adverse impact on its operations. However, there can be no assurance that the Company will be able to secure financing sufficient for its needs and at terms favorable to the Company. Additionally, there can be no assurance that the Company will be successful in meeting its budget expectations, or comply with its bank covenants by the end of 1999. Failure by the Company to obtain sufficient financing, meet its budget expectations, or meet its bank covenants may have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company'sexposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate for the first nine months of 1999 was 9.56%. This facility expires on July 1, 2000 and has outstanding balance of $16.8 million at September 30, 1999.

     The Company's other long-term debt at September 30, 1999 consists of Senior Subordinated Notes B, C, and D which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes mature as to principal in the aggregate amount of $16,173,000 on October 1, 2000. Additionally, the Company has subordinated debt issued by their majority owned subsidiary, Enterworks, which bears interest at a fixed rate of 8%. The Enterworks Notes mature as to principal in the aggregate amount of $3,277,960 in July 2001. The Company has no cash flow exposure due to rate changes for its Senior Subordinated or Enterworks Notes.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

SENIOR REDEEMABLE PREFERRED STOCK

         The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $2,948,000 for the Series A-1 and A-2 Preferred Stock at September 30, 1999.

12% CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 0.06 of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of September 30, 1999 accrued for financial reporting purposes totaled $20,716,000. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $16,766,000.

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

DATE:                                                          Telos Corporation
                                                             /S/  LORENZO TELLEZ
                                                             -------------------
NOVEMBER 15, 1999                                                 Lorenzo Tellez
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)