Form 10-K
period 1999-12-31
TELOS CORP
filed 2000-03-30
CIK 320121

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999


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

As of March 28, 2000, the registrant had 21,241,980 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

Incorporation by Reference:  None

NUMBER OF PAGES IN THIS REPORT (EXCLUDING EXHIBITS): 58

PART 1

ITEM 1.       BUSINESS

HISTORY AND INTRODUCTION

         Founded in 1968, Telos Corporation ("Telos" or the "Company") delivers enterprise integration solutions and services to customers in the U.S. federal government and industry. Telos' product and service offerings span the entire systems life cycle, including network and systems design, software development, systems integration, hardware and software maintenance, and solutions for emerging needs for enterprise network infrastructure management, data integration, and information security. The Company is headquartered in Ashburn, Virginia, part of Northern Virginia's growing Netplex region of high technology companies.

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

         Over each of the past three years, Telos has made significant investments in the development of software and service solutions to facilitate the transition of its business toward a larger mix of fixed price commerce solutions. As part of this strategy, the Company has discontinued or divested itself of those elements of its traditional business which were not consistent with this strategy. In February 1998, Telos sold Telos Information Systems ("TIS"), a contract labor division, for $14.7 million. In September 1999, the Company sold Telos Field Engineering ("TFE"), its computer maintenance division, for $10 million.

     On December 30, 1999, Enterworks completed a private placement of convertible preferred stock, and the Company and Enterworks completed a series of concurrent transactions. As a result, Enterworks deconsolidated from Telos (See Note 2 of Notes to Consolidated Financial Statements).

REPORTABLE OPERATING SEGMENTS

         During 1999, the Company provided its business solutions through three operating segments: Systems and Support Services, the Products Group, and its Enterworks subsidiary. On December 30, 1999, the Enterworks subsidiary was deconsolidated due to a private placement offering and concurrent transactions (See Note 2 to the Consolidated Financial Statements).

SYSTEMS AND SUPPORT SERVICES

      The Company's Systems and Support Services Group provides software development and support services for software and hardware including technology insertion, system redesign, software re-engineering, Help Desk, and third party maintenance. Key customers of this segment include: The U.S. Army at Ft. Sill in Lawton, Oklahoma; the U.S. Army at Ft. Monmouth in Red Bank, New Jersey; and until September, 1999 the U.S. Army's Redstone Arsenal in Huntsville, Alabama. Telos is one of the largest providers of software engineering services to the U.S. Army, maintaining over 50 million lines of software code for fire support systems. In addition, the Company has supported seventy-nine tactical land and satellite communications systems for the Communications-Electronics Command's Research, Development, and Engineering Center. The Company's largest hardware services contract was for the Redstone Arsenal where the Telos Call Center responded to support the Army's Aviation and Missile Command. In addition to these traditional Telos customers and services, the Company has information security, data integration, advance messaging, and wireless network and enterprise management practices which generate higher margins than the traditional business and represent a growing component of this segment.

         For 1999, the Systems and Support Services Group generated revenue of $93.5 million, or 54.6%, of the Company's reported consolidated revenue. The TFE and TIS divisions were part of the Systems and Support Services Group prior to their respective sales in 1999 and 1998.

PRODUCTS GROUP

         The Products Group delivers product-based solutions for networking environments. This group sells commercial products from most major original equipment manufacturers. The Company is capable of staging, installing, and deploying large network infrastructures with little disruption to the customer's ongoing operations.

         This operating segment also held the largest network integration contract ever awarded by the U.S. federal government, the Small Multi-user Computer ("SMC-II") contract which had a three-year term that commenced with the original award in September 1995, and was extended through April 1999. The Products Group was awarded the follow-on to the SMC II Contract, Infrastructure Solutions 1, or IS1, awarded in February 1999.

         For 1999, the Products Group had revenues of $77.8 million, or 45.4%, of the Company's reported consolidated revenues.

ENTERWORKS, INC.

     Enterworks  develops,  markets  and  supports  a  software  framework  that integrates  content  and  processes  for  companies  seeking to  participate  in
e-business. They target operators and users of e-marketplaces and portals. E-marketplaces and portals are Web-based destinations where employees, customers, partners and suppliers can interact to obtain information about products and services, and conduct business more efficiently. Enterworks' products enable customers to build or join e-marketplaces and portals rapidly, add new content and e-business participants easily, and automate the end-to-end processes required for e-business interaction.

         Enterworks' products are designed to meet the business and technical challenges faced by operators and users of e-marketplaces and portals by delivering integrated, real-time content and automating business processes that bring together employees, customers, partners and suppliers. These products offer numerous competitive advantages over traditional solutions by combining both content and process integration, and by guiding people through e-business interactions.

     At the end of 1999, Enterworks completed a private placement of convertible preferred stock and the Company and Enterworks completed a series of concurrent transactions. As a result, Enterworks deconsolidated from Telos (See Note 2 of Notes to Consolidated Financial Statements).

REVENUE BY MAJOR MARKET AND SIGNIFICANT CUSTOMERS

Revenue by major market for the Company are as follows:

                                                   PERCENTAGE OF TOTAL CONSOLIDATED REVENUE FOR
                                                   --------------------------------------------
                                                  1999(1)                1998                  1997
                                                  -------                ----                  ----
Federal government                                92.8%                  92.9%                 94.6%
Commercial                                         5.9                    5.1                   3.9
State and local governments                        1.3                    2.0                   1.5
                                                   ---                   ----                  ----
         TOTAL                                   100.0%                 100.0%                100.0%
                                                 ======                 ======                =====

1.       Major market revenue includes Enterworks revenue.

         Total consolidated revenue derived from the federal government for 1999 includes 57.4% of revenue from contracts with the United States Army, 12.2% of revenue from contracts with the United States Navy, 7.4% of revenue with other Department of Defense customers, and 6.8% of revenue from the Federal Judicial branch.

COMPETITION

         The segments of the information services industry in which the Company operates are highly fragmented with no single company or small group of companies in a dominant position. Some of the Company's competitors also operate in international markets, along with other entities, which operate exclusively or primarily outside the United States. Some of the large competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms which compete with the Company are computer services firms, applications software companies and consulting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. Thousands of firms fall into these categories. As the Company becomes more focused on network-enabled enterprise computing, the competition shifts to include companies that perform enterprise integration for large and complex information technology environments. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are competitors of the Company.

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

EMPLOYEES

         The Company employed 833 persons as of December 31, 1999, down from 1,155 at December 31, 1998. The decline was principally due to the sale of TFE and the deconsolidation of Enterworks. The services the Company provides require proficiency in many fields, such as computer science, mathematics, physics, engineering, operations research, economics, and business administration.

         Of the  total  Company  personnel,  570  provide  Systems  and  Support
Services, while 122 provide System Integration (Products) Services. An additional 141 employees provide corporate and business services functions. Enterworks employed 168 persons as of December 31, 1999.

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

         A number of contracts undertaken by the Company extend beyond one year and, accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in the Company's backlog.

         At December  31, 1999 and 1998,  the  Company  had total  backlog  from existing contracts of approximately $242.2 million and $923.3 million, respectively. This is the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the client, over periods extending up to seven years. Included in the backlog at December 31, 1998 was $786 million from the Company's Small Multi-Computer II ("SMC-II") contract, which expired in April 1999 and therefore, did not convert to orders and revenue of this magnitude in 1999. The Company was awarded the follow-on contract to SMC II, Infrastructure Solutions-1 ("IS1"), in the first quarter of 1999. This contract has a five-year term with an award amount not to exceed $380 million. Approximately $45 million and $56 million of the total was funded backlog at December 31, 1999 and 1998, respectively.

         While backlog remains a measurement consideration, in recent years the Company, as well as other federal contractors, experienced a change in the manner in which the federal government procures equipment and services. These procurement changes include the growth in the use of General Services Administration ("GSA") schedules which allow agencies of the federal government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition as many companies hold such schedules. Along with the GSA schedules, the federal government is awarding a large number of omnibus contracts with multiple awardees. These contracts generally require extensive marketing efforts by the awardees to procure business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of potential growth that the Company continues to aggressively pursue.

OVERVIEW OF 1999

         During 1999, Telos continued to execute its strategy of transitioning its business toward a larger mix of commerce solutions.

     These efforts included the continued development of Enterworks' software suite which includes Enterworks Content Integrator(TM) ("ECI"), formerly Virtual DB, and Enterworks Process Integrator(TM) ("EPI"), formerly Enterworks Process Manager. ECI 3.5 was released in December 1999 and EPI 2.0.1 was released February 2000. These efforts also included doubling the size of the sales and marketing infrastructure. As a result of these efforts, Enterworks' revenue increased in excess of 50% from 1998 revenue.

         In December 1999, Enterworks completed a private placement financing whereby the Company's voting interest in Enterworks was reduced to 34.8%. As a result of this decrease in ownership, effective December 30, 1999 Enterworks has been deconsolidated from the Company's operating results. As a result, the Company will no longer be required to fund the continuing investment needed for Enterworks sales and marketing infrastructure and product development.

     The Company's 1999 investments were also focused on its higher margin information security, data integration, advanced messaging and wireless networking practices. Revenue for these practices approximated $15.8 million for 1999, which represents a more than doubling of comparable 1998 revenues. The Company expects total revenue for these practices will continue to grow in 2000 based in part on its continuing investments in sales and marketing to support these practices.

         The Company's 1999 activities also focused on reducing or eliminating certain of its least profitable contracts. With these business reductions came decreases in related corporate infrastructure costs, including selling, general and administrative ("SG&A") expenses. However, on a total company basis, these cost reductions were more than offset by increases in SG&A costs to support Enterworks and the other higher margin businesses noted above.

         In September 1999, the Company sold all of the net assets of its TFE division for $10 million in cash.

ITEM 2.  PROPERTIES

         The Company leases 191,700 square feet of space in Ashburn, Virginia for its corporate headquarters, integration facility, and primary service depot. This lease expires in March 2016, with a ten-year extension available at the Company's option. This facility supports all three of the Company's operating segments.

         As of January 1, 2000, Enterworks, Inc. is subleasing 35,214 rentable square feet of space from Telos Corporation at the Ashburn, Virginia location for its corporate headquarters and operating segments. This sublease will expire in March 2001 unless a renewal of the sublease is reached by mutual agreement between the Company and Enterworks.

         The Company leases additional space for regional contract work sites, training, and sales offices in 11 separate facilities located in 4 states and Europe under various leases, which expire on various dates through March 2004. At December 31, 1999, the Company sold the remaining building it owned in Amery, Wisconsin. This facility principally supported the Company's Systems and Support Services operating segment.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

       No public market exists for the Company's Class A or Class B Common Stock. As of March 1, 2000, there were 83 holders of the Company's Class A Common Stock and 3 holders of the Company's Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

       The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this document.

                                                                        OPERATING RESULTS

                                                                     YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------
                                              1999          1998            1997           1996             1995
                                              ----          ----            ----           ----             ----
                                                                     (amounts in thousands)
Sales (4)(6)                               $171,364       $207,086         $253,787      $188,895         $175,759
(Loss) income  from
  continuing operations                      (9,979)        (9,171)           1,412        (9,816)             592
Discontinued operations:
   Income from discontinued
   Operations                                    --             --               --           500              423
   Gain on sale of
   Consulting Services                           --             --               --        11,524               --
(Loss) income  before
   extraordinary items                       (9,979)        (9,171)           1,412         2,208            1,015
Extraordinary items(5)                        8,015             --               --            --               --

Net (loss) income                            (1,964)        (9,171)           1,412         2,208            1,015

                                                                     FINANCIAL CONDITION
                                                                      As of December 31,
                                             --------------------------------------------------------------------
                                              1999(6)       1998            1997           1996             1995
                                              -------       ----            ----           ----             ----
                                                                   (amounts in thousands)

Total assets (4)                           $ 56,886       $ 95,251         $109,718      $110,064          $94,492
Long-term debt (1)                           25,045         54,651           56,875        32,857           47,316
Capital lease obligations, long-term (2)     11,362         11,710           12,085        12,537               --
Senior redeemable preferred stock (3)         6,054          5,631            5,207         4,828            4,494
Class B redeemable
   preferred stock (3)                           --             --           12,035        11,087           10,252
Redeemable preferred Stock (3)               36,975         31,729           29,951        24,230           18,647

(1) See note 5 to the consolidated financial statements in item 8 regarding long-term debt obligations of the company. Total long-term debt obligations include amounts due under the senior credit facility and subordinated notes.
(2) See Note 9 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
(3) See Note 6 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.
(4) See Note 3 to the Consolidated Financial Statements in Item 8 regarding the sales of TFE and TIS.
(5) See Note 2 to the Consolidated Financial Statements in Item 8 regarding the extraordinary item relating to the concurrent transactions of the Enterworks private placement.
(6) See Note 2 to the Consolidated Financial Statements in Item 8 regarding the income statement presentation and exclusion of the assets, liabilities and equity of Enterworks from the consolidated accounts.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Over the last three years, the Company has made significant investments in the development of software products, in sales and marketing, and in positioning its infrastructure to support its new business to business e-commerce products. The Company's investments in new software products provide the Company with an expanded product line that, the Company believes, offers its customers unique value added solutions for their computing and information gathering analysis problems. The investment in software products has been primarily through Enterworks Inc. and is focused on the eBusiness infrastructure market, through content and process integration products. As of December 31, 1999, the Company will no longer fund Enterworks' activities as Enterworks is no longer included in the Company's consolidated financial results. Additionally, the Company has established a comprehensive offering of products and services on its GSA schedule. These investments have enabled the Company to win most of its significant contract rebids, and continue to provide significant new business opportunities.

     During 1999, the Company experienced decreases in revenue and profitability. Revenue decreased $35.7 million, or 17.2%, as compared to 1998. Approximately $23.9 million of this decrease was attributable to the expiration of the Products segment's SMC II contract in April 1999 and the timing of the subsequent start up period on IS-1. This decline is also due to the effects of the deconsolidation of Enterworks, which presents the results from operations of Enterworks in a single line item entitled "Equity in Net Losses of Enterworks". Operating income for 1999 was $2.2 million, as compared to an operating loss of $7.3 million in 1998. Operating profitability improved principally as a result of the deconsolidation of Enterworks discussed above. Exclusive of Enterworks, the Company's earnings before interest and taxes for 1999 were $2.2 million compared to $4.3 million for 1998. This decline was principally due to the decline in operating profit of the Products segment of $2.0 million from 1998 to 1999.

     During 1998, the Company's revenue and profitability decreased as compared to 1997. Revenue decreased $46.7 million, or 18.4%, primarily due to the expiration of two large contracts in 1997 (further discussed below). Operating losses for 1998 were $7.3 million, as compared to an operating profit of $7.4 million in 1997. Operating profitability declined principally as a result of the decreases in revenue, as well as the Company's continued investment in Enterworks.

REVENUE BY CONTRACT TYPE

     Approximately 94% of the Company's total revenues in 1999 were attributable to contracts with federal, state, and local governments, including 93% attributable to the federal government. The Company's revenues are generated from a number of contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has limited long-term fixed price development contracts. The Company's firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for maintenance of computer hardware. A significant portion of the Company's revenue is from time and material contracts, which generally allow the pass-through of allowable costs plus a profit margin. For 1999, revenue by contract type was as follows (includes revenues generated by Enterworks): time and materials, 37.3%; firm fixed price, 51.0%; cost reimbursable, 6.4%; fixed monthly rate, 4.8%; and other, 0.5%. While the Company has not experienced any significant recent terminations or renegotiations, government contracts may be terminated or renegotiated at any time at the convenience of the government.

STATEMENT OF OPERATIONS DATA

         The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                           1999                   1998                      1997
                                                           ----                   ----                      ----
                                                                     (dollar amounts in thousands)
Sales                                              $171,364      100.0%      $207,086   100.0%       $253,787    100.0%
Cost of sales                                       151,216       88.2        182,915    88.3         218,430     86.1
Selling, general and
   administrative expenses                           17,459       10.2         30,842    14.9          27,054     10.7
Goodwill amortization                                   489        0.3            589     0.3             892      0.3
                                                        ---        ---            ---     ---             ---      ---

   Operating (loss) income                            2,200        1.3         (7,260)   (3.5)          7,411      2.9
Interest expense                                     (6,065)      (3.5)        (6,555)   (3.1)         (7,455)    (2.9)
Gain on sale of assets                                4,731        2.8          5,683     2.7              --       --
Equity in net losses of Enterworks                  (18,765)     (11.0)            --      --              --       --
Other income (expense)                                   67         --             64      --             124       --
                                                     ------       ----          -----     ---           -----      ---
(Loss) income before taxes                          (17,832)     (10.4)        (8,068)   (3.9)             80       --
Income tax benefit (provision)                        7,853        4.6         (1,103)   (0.5)          1,332      0.6
                                                      -----        ---         -------   -----          -----      ---

(Loss) income before
  extraordinary item                                 (9,979)      (5.8)        (9,171)   (4.4)          1,412      0.6
Extraordinary item                                    8,015        4.7             --      --              --       --
                                                      -----        ---          -----     ---           -----      ---


Net (loss) income                                  $ (1,964)      (1.1)%     $ (9,171)   (4.4)%        $1,412      0.6%
                                                   ========       ====       ========    ====          ======      ===

FINANCIAL DATA BY OPERATING SEGMENT

     The Company had three reportable operating segments: Enterworks, Inc., Systems and Support Services, and Products. Enterworks, Inc. was deconsolidated as of December 30, 1999 and therefore will not be reflected as a segment in the year 2000.
         Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                           1999                  1998                         1997
                                                           ----                  ----                         ----
                                                                       (dollar amounts in thousands)
Revenue:
    Enterworks, Inc.                                    $     --              $   7,073                   $   3,398
    Systems and Support Services                          93,538                 98,277                     121,052
    Products                                              77,826                101,736                     129,337
                                                         -------                -------                     -------
      TOTAL                                             $171,364              $ 207,086                   $ 253,787
                                                        ========                =======                     =======

Gross Profit:
    Enterworks, Inc.                                    $     --              $   1,542                   $    (132)
    Systems and Support Services                          16,158                 14,046                      20,614
    Products                                               3,990                  8,583                      14,875
                                                         -------                 ------                      ------
      TOTAL                                             $ 20,148              $  24,171                   $  35,357
                                                        ========                =======                      ======

Gross Margin:
    Enterworks, Inc.                                         --%                  21.8%                      (3.9)%
    Systems and Support Services                           17.3%                  14.3%                      17.0%
    Products                                                5.1%                   8.4%                      11.5%

     TOTAL                                                 11.8%                  11.7%                      13.9%

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenue for 1999 was $171.3 million, a $35.7 million or 17.2% decrease from 1998. Approximately $23.9 million of this decrease was attributable to the Products Group, which experienced a decline in revenue primarily due to the expiration of the Small Multi User Computer II ("SMCII") contract in April 1999. The SMCII contract contributed revenue of approximately $44.1 million in 1998 as compared to $8.8 million in 1999. In addition, the Systems and Support Services Group experienced a $4.7 million decrease in revenue for the year ended December 31, 1999 as compared to the same period in 1998. This decrease was primarily due to the sale of TIS in February 1998. TIS contributed $4.0 million of revenue in 1998 prior to its sale. In addition revenue declined in part due to the deconsolidation of Enterworks to an "Equity in Enterworks nets losses" presentation.

     Cost of sales was 88.2% of sales for the year ended December 31, 1999, as compared to 88.3% for the same period in 1998. The major changes in cost of sales are attributable to favorable changes in contract mix and a high margin transaction with one of the Company's partners within the Systems and Support Services Group, offset by the elimination of high margin sales within the Enterworks Group.

     Gross profit decreased to $20.1 million for the year ended December 31, 1999 compared to the same 1998 period due to the aforementioned deconsolidation of Enterworks. Gross margins were 11.8% for 1999 as compared to 11.7% for 1998.

     Selling, general, and administrative expense ("SG&A") decreased by approximately $13.4 million or 43.4%, to $17.4 million for the year ended December 31, 1999 from $30.8 million in the comparable period of 1998. This decrease is due primarily to the deconsolidation of Enterworks. SG&A as a percentage of revenues decreased to 10.2% for 1999 from 14.9% in the comparable 1998 period.

     Goodwill amortization expense decreased $100,000 for the comparative year periods of 1999 and 1998. This reduction is due to a decrease in the goodwill balance associated with the sales of TIS in early 1998, and TFE in September 1999.

     Operating income of the Company increased by $9.5 million to $2.2 million for the year ended December 31, 1999 from an operating loss of $7.3 million in the comparable 1998 period. The increase in operating profit for the comparable year periods is attributable to the decreases in S,G&A discussed above.

     At the end of the third quarter of 1999, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering Inc. ("TFE"), to TFE Technology Holdings L.L.C., an affiliate of Carr & Company, for $10 million. As a result of this sale, the Company has recorded a gain of $4.7 million in its consolidated statement of operations for the year ended December 31, 1999.

     Telos sold substantially all of the net assets of one of its divisions, TIS, in the first quarter of 1998. The transaction generated approximately $14.7 million in cash proceeds and a gain of $5.7 million was recorded for the year ended December 31, 1998.

     In order to present the statement of operations in accordance with APB 18, the revenues, cost of sales, selling general and administrative and interest expenses for Enterworks Inc. were presented in one line item "Equity in net losses in Enterworks" due to the deconsolidation of Enterworks on December 30, 1999. (See Note 2 to the consolidated financial statements). The equity in net losses in Enterworks for 1999 was $18.8 million.

     Interest expense decreased $490,000 from $6.6 million in 1998 to $6.1 million for 1999. The decrease for the year period is due to the deconsolidated presentation of Enterworks partially offset by increased debt levels in 1999.

     The income tax benefit was $7.8 million for the year ended December 31, 1999. The benefit recorded was a result of the net operating losses of the Company, partially offset by the gain from the sale of TFE. For 1998, the
Company incurred a tax provision of $1.1 million which was primarily attributable to state income taxes and an increase in allowances relating to the recoverability of deferred tax assets. The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management's tax strategy contemplates the generation of taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets.

     On December 30, 1999 the Company entered into a number of concurrent transactions with its noteholders and its Enterworks subsidiary (See Note 2 of Consolidated Financial Statements). The two most noteworthy of these transactions affecting Telos were as follows:

1. The Company converted approximately $7.6 million of its Senior Subordinated Notes, Series B, C and D held by investors, plus the accrued interest and the waiver of prepayment premium associated with these notes, into shares of Enterworks' Common Stock currently owned by the Company at an exchange ratio of one share of Enterworks' Common Stock for each $1.00 principal amount of notes payable. These subordinated notes had a maturity date of October 1, 2000.

2. Enterworks purchased 5,000,000 shares of Enterworks' Common Stock owned by the Company at a price of $1.00 per share. This amount was reduced by 20% of the Agent's fee, the Company's pro rata share of the proceeds from the transaction. The net amount received by Telos was $4.7 million.

         These two transactions resulted in an extraordinary gain, net of tax, of $8.0 million, and is included in the Company's statement of operations for the year ended December 31, 1999.

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

     Interest expense decreased $1.0 million to $6.5 million in 1998, from $7.4 million in 1997. This decrease is due principally to a decrease in the average balance of the Senior Credit Facility for most of 1998 compared to 1997, as well as a reduction in the bank's base rate due to changing economic conditions.

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

     At December 31, 1999, the Company had an outstanding balance of $16.5 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2001 and is collateralized by a majority of the Company's assets including inventory, accounts receivable and the Company's stock in Enterworks, Inc. The amount of borrowings fluctuates based on the underlying asset borrowing base. At December 31, 1999, the Company, under its borrowing base formula, had $7.1 million of unused availability. The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At December 31, 1999, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance. In addition, the bank has amended the covenants to conform to the Company's 2000 budget expectations.

     The Company's subordinated notes are held principally by shareholders and management, and totaled $8.5 million at December 31, 1999. These notes bear interest at rates between 14% and 17% and become payable on April 1, 2001.

     The Company currently has two primary classes of redeemable preferred stock
- Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At December 31, 1999 the total carrying value of redeemable preferred stock, including accumulated and unpaid dividends, was $43.0 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. Mandatory redemption for the Senior Redeemable Preferred Stock including all dividends payable, is required on December 31, 2001, subject to the legal availability of funds.
Mandatory redemption for the Public Preferred Stock is required from 2005 through 2009, subject to the legal availability of funds.

     Cash provided by operating activities was $11.2 million in 1999, due primarily to a decrease in accounts receivable as a result of the sale of TFE and the decline in sales from this year's fourth quarter compared to the prior year's fourth quarter. Cash provided by investing activities was $12.7 million in 1999, reflecting capital expenditures of $1.4 million and $800,000 in continued investments in software development costs related to Enterworks, offset by the proceeds from the sale of TFE of $10 million and the sale of the Company's stock in Enterworks for $4.7 million. The Company used cash from financing activities of $24.0 million in 1999, reflecting principally the net payments on the Facility.

     In September 1999, the Company sold its TFE division for approximately $10 million. The net proceeds from the sale were used to pay down amounts outstanding under the Facility.

     In December 1999, Enterworks completed a private placement financing whereby the Company's voting interest in Enterworks was reduced to 34.8%. As a result of this decrease in ownership, effective December 30, 1999 Enterworks has been deconsolidated from the Company's operating results. As a result, the Company will no longer be required to fund the continuing investment needed for Enterworks sales and marketing infrastructure and product development.

CAPITAL EXPENDITURES

     The Company believes that its business is generally not capital intensive. Capital expenditures for property and equipment were $1.4 million in 1999 and $1.2 million in 1998, and $2.6 million in 1997. The Company anticipates capital expenditures of approximately $1.4 million in 2000; however, there can be no assurance that this level of capital expenditures will occur.

INFLATION

     The rate of inflation has been moderate over the past five years and, accordingly, has not had a significant impact on the Company. The Company has generally been able to pass through increased costs to customers through higher prices to the extent permitted by competitive pressures. The Company's cost reduction efforts have generally offset the effects of inflation, if any, on the Company's performance.

YEAR 2000

     Year 2000 issues refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     The Company, like most owners of computer software, modified significant portions of its internal use software so that it would function properly in the year 2000. Accordingly, the Company has incurred internal staff costs as well as consulting and other expenses related to software and infrastructure enhancements necessary to prepare the systems for the year 2000. Total expenditures for such costs were not material to the Company's consolidated financial statement in 1998 or 1999. The Company completed its internal use software compliance efforts prior to December 31, 1999. There were no major internal systems issues reported over the year 2000 transition.

     The Company queried its key suppliers and vendors to assess their Year 2000 readiness and was informed that software licensed to the Company for resale was compliant for the Year 2000. No major vendor issues were reported over the Year 2000 transition.

     As is the case with other similarly situated computer companies, if Telos' current or future customers failed to achieve Year 2000 compliance of if they diverted technology expenditures to address Year 2000 compliance problems, Telos' business, results of operations or financial condition could have been materially adversely affected. For example, agencies of the United States Government are principal customers of the Company. If such agencies experience significant Year 2000 system failures, under terms of typical government contracts, the Company's performance and/or receipt of payments due would have been delayed or contracts could be terminated for convenience, which could have a material adverse effect on the Company. If similar failures were experienced by other customers or potential customers of the Company, this could also have had a material adverse impact on the Company. To the best of the Company's knowledge, none of its major customers experienced significant Year 2000 issues.

     Because the Company experienced no major year 2000-related issues internally or externally over the year 2000 transition, it does not believe that it will incur material costs or experience material disruptions in its business associated with the year 2000. However, there can be no assurance that the Company's or its suppliers' current product offerings do not contain undetected errors or defects associated with year 2000 date functions. These could give rise to increased customer satisfaction costs related to year 2000 and to litigation over year 2000 compliance issues. In addition, the Company could experience a shift in revenue to the later quarters of 2000 as customers wrap up issues in their IT environments and begin spending more proactively on new projects.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     The Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. The Company will continue to evaluate the impact of SAB 101 as new business developments occur.

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

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, the timing and approval of the federal government's fiscal year budget, business growth through obtaining new business and, once obtained, the Company's ability to successfully perform at a profit, the Company's ability to convert contract backlog to revenue, the Company's ability to secure adequate capital and financing to support its business, the success of the Company's investment in Enterworks, and the risk of the federal government terminating contracts with the Company. While the Company has not experienced contract terminations with the federal government, the federal government can terminate at its convenience. Should this occur, the Company's operating results could be adversely impacted.

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

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate in 1999 was 9.89%. This facility expires on July 1, 2001 and has an outstanding balance of $16.5 million at December 31, 1999.

     The Company's other long-term debt at December 31, 1999 consists of Senior Subordinated Notes B and C which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes mature as to principal in the aggregate amount of $8,537,000 on April 1, 2001. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
Report of Independent Accountants ........................................................................16

Consolidated Statements of Operations for the Years Ended

   December 31, 1999, December 31, 1998, and December 31, 1997............................................17

Consolidated Balance Sheets as of December 31, 1999 and

   December 31, 1998......................................................................................18-19

Consolidated Statements of Cash Flows for the Years Ended

   December 31, 1999, December 31, 1998, and December 31, 1997............................................20

Consolidated Statements of Changes In Stockholders' Investment (Deficit)
   for the Years Ended December 31, 1999, December 31, 1998,  and December 31, 1997.......................21

Notes to Consolidated Financial Statements................................................................22-39


                               INDEX TO SCHEDULES

     All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Stockholders of Telos Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' investment (deficit) and of cash flows present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  /s/ PRICEWATERHOUSECOOPERS LLP


  McLean, VA
  March 30, 2000



                                                           TELOS CORPORATION AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 (AMOUNTS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                         1999                  1998                   1997
                                                         ----                  ----                   ----

Sales

    Enterworks, Inc.                                  $     --                $  7,073              $  3,398
    Systems and Support Services                        93,538                  98,277               121,052
    Products                                            77,826                 101,736               129,337
                                                        ------                 -------               -------

                                                       171,364                 207,086               253,787
                                                       -------                 -------               -------
Costs and expenses

    Cost of Enterworks, Inc.                                --                   5,531                 3,530
    Cost of Systems and Support Services                77,380                  84,231               100,438
    Cost of Products                                    73,836                  93,153               114,462
    Selling, general and administrative expenses        17,459                  30,842                27,054
    Goodwill Amortization                                  489                     589                   892
                                                       -------                 -------               -------
                                                       169,164                 214,346               246,376
                                                       -------                 -------               -------

Operating income (loss)                                  2,200                  (7,260)                7,411

Other income (expenses)
    Non-operating income (expense)                          67                      64                   124
    Gain on sale of assets                               4,731                   5,683                    --
    Equity in net losses of Enterworks                 (18,765)                     --                    --
    Interest Expense                                    (6,065)                 (6,555)               (7,455)
                                                       -------                   -----                 -----
(Loss) income before income taxes                      (17,832)                 (8,068)                   80
 Benefit(provision) for Income Taxes                     7,853                  (1,103)                1,332
                                                         -----                  ------                 -----

(Loss) Income before extraordinary item                 (9,979)                 (9,171)                1,412
Gain from early debt retirement and sale of stock
  (net of income tax provision of $5,322)                8,015                      --                    --
                                                         -----                   -----                 -----
Net (Loss) Income                                      $(1,964)               $ (9,171)              $ 1,412
                                                       =======                ========               =======















   The accompanying notes are an integral part of these consolidated financial statements.

                                           TELOS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                 (AMOUNTS IN THOUSANDS)
                                                        ASSETS

                                                                                 DECEMBER 31,
                                                                       -------------------------------
                                                                       1999                       1998
                                                                       ----                       ----
Current assets
    Cash and cash equivalents
      (includes restricted cash of $54 and $160 at
       December 31, 1999 and 1998, respectively )                      $   315                  $    408
    Accounts receivable, net                                            25,030                    56,783
    Receivable from Enterworks                                           2,000                        --
    Inventories, net                                                     4,779                     8,662
    Deferred income taxes                                                4,802                     4,164
    Prepaid income taxes                                                    --                       220
    Other Current Assets                                                    83                       487
                                                                        ------                   -------

      Total Current Assets                                              37,009                    70,724
                                                                        ------                   -------
Property and equipment
    Land and building                                                       --                       346
    Furniture and equipment                                             18,924                    21,677
    Leasehold improvements                                               2,631                     2,683
    Property and equipment
      Under Capital Leases                                              13,774                    13,774
                                                                        ------                    ------
                                                                        35,329                    38,480
Accumulated Depreciation And Amortization                              (23,093)                  (24,159)
                                                                       -------                   -------

                                                                        12,236                    14,321
                                                                        ------                    ------

Goodwill, net                                                            4,284                     6,896
Investment in Enterworks                                                    --                        --
Deferred income taxes                                                    2,930                       442
Other Assets                                                               427                     2,868
                                                                        ------                   -------

                                                                       $56,886                  $ 95,251
                                                                       =======                   =======





















        The accompanying notes are an integral part of these consolidated financial statements.

                               TELOS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                       LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,
                             AND STOCKHOLDERS' INVESTMENT (DEFICIT)

                                                                                           DECEMBER 31,
                                                                                    ---------------------------
                                                                                    1999                   1998
                                                                                    ----                   ----
Current liabilities
   Accounts payable                                                                $13,792              $ 25,206
   Accrued compensation and benefits                                                 7,645                 7,400
   Unearned warranty revenue                                                         5,183                 1,349
   Current portion, capital lease obligations                                          370                   379
   Other Current Liabilities                                                         3,051                 3,117
                                                                                    ------                ------

      Total current liabilities                                                     30,041                37,451

Senior credit facility                                                              16,508                36,159
Senior subordinated notes                                                            8,537                18,492
Capital Lease Obligations                                                           11,362                11,710
                                                                                    ------                ------
     Total Liabilities                                                              66,448               103,812
                                                                                    ------               -------

Commitments and contingencies (Note 9)

Senior mandatorily redeemable preferred stock                                        6,054                 5,631
Mandatorily Redeemable Convertible Preferred Stock                                  36,975                31,729
                                                                                    ------                ------
                                                                                    43,029                37,360
                                                                                    ------                ------
Stockholders' investment
   Class A common stock, no par value, 50,000,000 shares authorized,  21,241,980
    and 21,238,980 shares issued and outstanding at 1999 and 1998, respectively         65                    65
   Class B common stock, no par value, 50,000,000 shares authorized, 4,037,628
   shares issued and outstanding                                                        13                    13
   Capital in excess of par                                                             --                 2,116
   Accumulated Deficit                                                             (52,669)              (48,115)
                                                                                   --------             ---------

   Total Stockholders' Investment (Deficit)                                        (52,591)              (45,921)
                                                                                   --------             ---------

                                                                                   $56,886             $  95,251
                                                                                   =======               =======










        The accompanying notes are an integral part of these consolidated financial statements.

                                   TELOS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (AMOUNTS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                 1999         1998         1997
                                                                                 ----         ----         ----
Operating activities:
    Net (loss) income                                                           $(1,964)    $ (9,171)     $ 1,412
    Adjustments to reconcile net income
      to cash used in operating activities:
      Depreciation and amortization                                               4,133        4,266        4,098
      Loss on disposal of fixed assets                                               --           --          715
      Goodwill amortization                                                         489          589          892
      Amortization of debt issuance costs                                           243          243          243
      Accretion of subordinated notes                                               412          181          143
      Provision for inventory obsolescence                                          600        1,254        2,150
      Provision for doubtful accounts receivable                                    400           39          490
      Gain on sale of assets                                                     (4,731)      (5,683)          --
      Gain on sale of fixed assets                                                  (80)          --           --
      Gain on sale of Enterworks stock and note conversion                       (8,015)          --           --
      Write off of debt issuance costs                                               72           --           --
      Incentive bonus accrual                                                     1,500           --           --
      Provision for net realizable value of other assets                             --        1,743          887
      Deferred income tax (benefit) provision                                    (8,159)         434       (1,719)
      Changes in assets and liabilities
       Decrease (increase) in accounts receivable                                20,141       (2,329)      (6,913)
       Decrease in inventories                                                    2,494        2,826        2,186
       Increase in other assets                                                    (116)         (76)         795
       Increase (decrease) in accounts payable and other Liabilities              3,762        3,031      (20,559)
                                                                                 ------       ------      --------

         Cash Provided by (Used In) Operating Activities                         11,181       (2,653)     (15,180)
                                                                                 ------       -------      -------

Investing activities:
    Proceeds from sale of assets                                                 10,000       14,675            --
    Proceeds from sale of fixed assets                                              221           --            --
    Proceeds from sale of Enterworks stock                                        5,000           --            --
    Payment of offering costs                                                      (303)          --            --
    Purchase of property and equipment                                           (1,389)      (1,250)      (2,589)
    Investment in Other Assets                                                     (800)      (2,040)      (3,083)
                                                                                 -------      -------      -------

         Cash Provided by (Used In) Investing Activities                         12,729       11,385       (5,672)
                                                                                 ------       ------       -------
Financing activities:
    (Payments) proceeds from Senior Credit Facility                             (19,651)      (3,786)      24,526
     Proceeds from debt issuance                                                     --        1,800           --
    (Decrease) increase in book overdrafts                                       (3,998)       1,641       (4,838)
    Repayment of long-term debt                                                      --           --         (651)
    Retirement of Class B redeemable preferred stock                                 --       (6,500)          --
    Repurchase of 410,000 shares of redeemable preferred stock                       --       (1,640)          --
    Proceeds from issuance of common stock upon exercise of Company stock options     3           --           --
    Payments Under Capital Lease Obligations                                       (357)        (426)        (379)
                                                                                 -------      -------      -------
         Cash (used in) provided by  financing
         Activities                                                             (24,003)     ( 8,911)      18,658
                                                                                --------     --------      ------

    Decrease in cash and cash equivalents                                           (93)        (179)      (2,194)
    Cash and Cash Equivalents At Beginning of the Year                              408          587        2,781
                                                                                -------        ------       -----

    Cash and Cash Equivalents At End of Year                                    $   315      $   408       $  587
                                                                                 ======        ======       =====

Supplemental disclosures of cash flow information:

Cash paid during the year for:

    Interest                                                                      5,409      $ 5,228       $6,872
                                                                                  =====      =======       ======
    Income Taxes                                                                $   272        1,088       $   92
                                                                                  =====      =======       ======

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                       Year Ended December 31,
                                                                                  ------------------------------
                                                                                  1999          1998        1997
                                                                                  ----          ----        ----
Supplemental schedule of non-cash investing activities:

    Equity in Enterworks issuance of common stock warrants                          100           --           --
    Contribution of Enterworks common stock                                         211           --           --
    Forgiveness of Enterworks payable                                            20,445           --           --
    Exchange of Enterworks stock for forgiveness of
      Enterworks payable                                                          4,000           --           --
    Equity in Enterworks conversion of subordinated notes                         1,140           --           --
    Reduction of investment in Enterworks                                        27,386           --           --








































   The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT (DEFICIT)
                             (AMOUNTS IN THOUSANDS)


                                                                                                              Total
                                                      Class A      Class B     Capital                     Stockholders'
                                                      Common       Common     In Excess     Accumulated     Investment
                                                       Stock        Stock      of Par         Deficit        (Deficit)
                                                      -------      -------    ---------     -----------    ------------

Balance December 31, 1996                            $   65     $   13       $  4,048     $(37,356)         $(33,230)
Senior redeemable preferred stock
 dividend                                                --         --           (379)          --              (379)
Class B redeemable preferred
 stock dividend                                          --         --           (948)          --              (948)
Redeemable preferred stock dividend                      --         --         (2,721)      (1,594)           (4,315)
Redeemable preferred stock accretion                     --         --             --       (1,406)           (1,406)
Net Income for the Year                                  --         --             --        1,412             1,412
                                                         --         --         ------       ------            ------

Balance December 31, 1997                                65         13             --      (38,944)          (38,866)

Senior redeemable preferred stock
 dividend                                                --         --           (423)          --              (423)
Class B redeemable preferred
 stock dividend                                          --         --           (347)          --              (347)
Redeemable preferred stock dividend                      --         --         (4,068)          --            (4,068)
Redeemable preferred stock accretion                     --         --         (1,527)          --            (1,527)
Gain on retirement of Class B redeemable
  preferred stock                                        --         --          5,883           --             5,883
Repurchase of 410,000 shares of redeemable
  preferred stock                                        --         --          2,178           --             2,178
Issuance of Telos common stock warrants                                           420                            420
Net Loss for the Year                                    --         --             --       (9,171)           (9,171)
                                                         --         --         ------     ---------         ---------

Balance December 31, 1998                                65         13          2,116      (48,115)          (45,921)

Senior redeemable preferred

 stock dividend                                          --         --           (423)          --              (423)
Redeemable preferred stock dividend                      --         --         (1,693)      (2,132)           (3,825)
Redeemable preferred stock accretion                     --         --             --       (1,424)           (1,424)
Equity in Enterworks conversion of
  subordinated notes                                     --         --             --        1,140             1,140
Issuance of common stock upon exercise
  of Company stock options                               --         --             --            3                 3
Non-cash stock-based compensation                        --         --             --           12                12
Deconsolidation of Enterworks accounts                   --         --             --       27,197            27,197
Reduction of investment in Enterworks                    --         --             --      (27,388)          (27,388)
Net Loss for the Year                                    --         --             --       (1,964)           (1,964)
                                                         --         --         ------     ---------         ---------

Balance December 31, 1999                              $ 65       $ 13        $    --     $(52,669)         $(52,591)
                                                       ====       ====        =======     =========         =========



        The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

          Telos Corporation ("Telos" or "the Company") delivers e-Solutions for Connected Enterprises(TM). Telos' complete e-business solutions help organizations become more customer intimate, realize operational advantages, and establish market leadership. Telos leverages the Internet and Web-based strategies to link complex environments, encompassing people, processes, and technologies.

          Telos' clients, spanning both government agencies and commercial enterprises, are preparing to meet the demands of the new, connected economy. To address the business problems related to logistics, supply-chain management, and Web-based commerce, Telos e-Solutions include order status tracking, asset visibility, patient record access, security, motor pool and aircraft maintenance, and financial reconciliation. Telos utilizes fixed-price/fixed-time solutions to control costs and increase productivity.

          The Company, founded in 1968, is incorporated under the laws of the State of Maryland.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries, Telos Corporation (California), and Telos International Corporation. The accounts of the Company's investment in Enterworks, Inc., ("Enterworks") have been deconsolidated as of December 30, 1999, and therefore have been removed from the consolidated balance sheet and statement of changes in stockholders equity. The statement of operations includes the results of Enterworks Inc. as "Equity in Net Losses of Enterworks" in accordance with APB 18 (Note 2). Significant intercompany transactions have been eliminated.

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

  REVENUE RECOGNITION

         The majority of the Company's sales are made directly or indirectly to the federal government. A substantial portion of the Company's revenues are derived from time and materials and cost reimbursement contracts, under which revenue is recognized as services are performed and costs are incurred. The Company generally recognizes product revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized as such services are performed. The Company records loss provisions for its contracts, if required, at the time such losses are identified.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Revenue from the licensing of software is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP")97-2 and 98-4,"Software Revenue Recognition". In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 98-9 requires revenue to be recognized using the "residual method" if certain conditions are met. This approach results in contract discounts being applied to the license with no such allocation to deferred support elements. The Company has adopted the provisions of SOP 98-9 for the year ended December 31, 1999. The adoption of SOP 98-9 did not have a significant effect on the Company's results from operations. Revenue generated from warranty service contracts is recognized ratably over the warranty service period.

  CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable.

  INVENTORIES

         Inventories are stated at the lower of cost or market, cost being determined primarily on the first-in, first-out method. Substantially all inventories consist of purchased hardware and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $478,000 and $729,000 at December 31, 1999 and 1998, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

         At December 31, 1999 and 1998, the Company's allowance for product inventory was $1,992,000 and $3,074,000, respectively. The components of the allowance for inventory obsolescence are set forth below (in thousands):

                                                                                  Additions
                                                                   Balance,       Charged to                       Balance,
                                                                  Beginning        Costs and                         End
                                                                   Of Year         Expense         Deductions(1)   of Year
                                                                   -------         -------         -------------   -------
Year Ended December 31, 1999                                       $ 3,074         $   600            $  1,682      $ 1,992

Year Ended December 31, 1998                                       $ 3,915         $ 1,090            $  1,931      $ 3,074

Year Ended December 31, 1997                                       $ 2,357         $ 2,150            $    592      $ 3,915

(1) Inventories written off or transferred to fixed assets.

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the statement of operations. Expenditures for repairs and maintenance are charged to operations as incurred.

     The Company's policy on internal use software is in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life.

     Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $2,314,000, $2,460,000 and $2,630,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Accumulated amortization of goodwill at December 31, 1999 and 1998 was $9,444,000 and $8,955,000 respectively.

OTHER ASSETS

     Until the deconsolidation of Enterworks on December 30, 1999 (Note 2), other noncurrent assets consist principally of capitalized software development costs and debt issuance costs. The balance as of December 31, 1999 consists mostly of refundable deposits.

     With regard to the capitalized software development cost balances included in the accounts for most of the year, the Company expenses all research and development costs incurred in connection with software development projects until such software achieves technological feasibility, determined based on the achievement of a working model. Costs thereafter are capitalized. The Company amortizes such capitalized costs on a product-by-product basis over the greater of the amount computed using an estimated product life of two years or the ratio that current gross revenues bears to the total of current and anticipated future gross revenues. The Company periodically evaluates the realizability of these capitalized costs through consideration of anticipated revenue and gross margin as compared to current revenue and gross margin. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software product, a loss is recognized.

     Unamortized software and product costs at December 31, 1999 and 1998 were -0- and $1.9 million, respectively. Amortization expense associated with these capitalized software and product costs was $1,646,000, $2,044,000, and $1,128,000 in 1999, 1998 and 1997, respectively. Additionally, $1,743,000 and
$887,000 were written off as net realizable value adjustments in the fourth quarter of 1998 and in the fourth quarter of 1997, respectively.

     Debt issuance costs are amortized over the term of the underlying financial instrument, which amortization method does not differ significantly from the effective interest method. Due to the retirement of $7.6 million of Series B, C and D subordinated notes in December 1999 (Note 5), $72,000 in debt issue costs were written off in 1999. Unamortized costs amounted to $110,000 and $425,000 at December 31, 1999 and 1998, respectively.

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation cost is measured as the excess, if any, of the deemed fair market value of the Company's common stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized over the vesting period. The Company provides additional pro forma disclosures are made as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 7).

RESEARCH AND DEVELOPMENT

     The Company charges all research and development costs to expense as incurred, until, as in the case of software, technological feasibility is reached after which time such costs are capitalized. During 1999, 1998 and 1997, the Company incurred $7.2 million, $6.1 million and $1.0 million in research and development costs, respectively.

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

COMPREHENSIVE INCOME

     Comprehensive  income  includes  changes in equity  (net  assets)  during a
period  from  non-owner  sources.   The  Company  has  no  comprehensive  income
components other than its net loss.

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     The Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. The Company will continue to evaluate the impact of SAB 101 as new business developments occur.

NOTE 2.  DECONSOLIDATION OF ENTERWORKS, INC. SUBSIDIARY

     On December 30, 1999, Enterworks, Inc. ("Enterworks"), a majority-owned subsidiary of the Company, completed a private placement of 21,739,127 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price of $1.15 per share. The sale generated gross proceeds of $25,000,000. In addition, the Company entered into a series of concurrent transactions pursuant to which the Company's voting interest in Enterworks was reduced to approximately 34.8%. The concurrent transactions were as follows:

1. The Company converted approximately $7.6 million of its Senior Subordinated Notes, Series B, C and D held by investors, plus the accrued interest and the waiver of prepayment premium associated with these notes, into shares of Enterworks' Common Stock currently owned by the Company at an exchange ratio of one share of Enterworks' Common Stock for each $1.00 principal amount of notes payable. These subordinated notes had a maturity date of October 1, 2000.

2. Enterworks purchased 5,000,000 shares of Enterworks' Common Stock owned by the Company at a price of $1.00 per share. This amount was reduced by 20% of the Agent's fee, the Company's pro rata share of the proceeds from the transaction. The net amount received was $4.7 million. This transaction, together with the one described above, resulted in an extraordinary gain, net of tax of $5.3 million, of $8.0 million, which is included in the Company's statement of operations for the year ended December 31, 1999.

3. Enterworks' payable to the Company, which was approximately $24.4 million at December 30, 1999, was cancelled in its entirety before the issuance of Series A Preferred Stock. The forgiveness of the payable increased the Company's investment in Enterworks. Funding required to cover Enterworks' working capital needs from November 30, 1999 to the date of closing was funded by the Company and will be repaid through collections from Enterworks' trade accounts receivable. This funding approximated $2.0 million. This forgiveness of intercompany debt is deemed by management to be a normal occurrence of a capital raising transaction.

4. Enterworks issued 4,000,000 shares of Enterworks' Common Stock to Telos concurrent with the issuance of Series A Preferred Stock. This issuance increased the Company's investment in Enterworks as it increased the number of shares the Company owned in Enterworks.

5. Enterworks issued a warrant to acquire 350,000 shares of Enterworks' Common Stock to Telos' primary lender, Bank of America, in connection with obtaining the necessary approvals for this offering. The exercise price of the warrant equaled $1.15 per share, the same per share price of the Series A Preferred Stock. This warrant was recorded at its fair market value as a charge to interest expense and a reduction to the Company's investment in Enterworks as it increased the number of shares the Company owned in Enterworks.

6. Telos contributed 210,912 shares of Enterworks' Common Stock owned by Telos to the Enterworks Treasury for the subsequent grant of warrants to the Agent, Deutsche Bank Alex. Brown. This issuance of warrants was also part of the Agent's fee. This contribution of shares was also a charge to interest expense and a reduction to the Company's investment in Enterworks.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the reduction of the Company's ownership percentage in Enterworks the Company has changed its method of accounting for its Enterworks subsidiary from the consolidation method to the equity method. Pursuant to this change the revenues, costs and expenses of Enterworks have been excluded from their respective captions in the Company's consolidated statement of operations, and the Company's interest in the losses of Enterworks have been reported separately as "Equity in Net Losses of Enterworks." Additionally, the assets, liabilities, and equity of Enterworks will be excluded from their respective consolidated balance sheet captions and the Company will establish an "Investment in Enterworks" account in accordance with Accounting Principles Board PB 18. As of December 30, 1999, the balance is zero in the Investment in Enterworks account.

     The results of operations of Enterworks included in the "Equity in Net Losses in Enterworks" caption are comprised of the following:

                  Sales                                   $ 11,079
                  Cost of sales                             (6,795)
                  Selling, general and
                   administrative expenses                 (21,695)
                  Interest expense                          (1,354)
                                                           --------
                  Loss before income taxes                $(18,765)
                                                           ========

NOTE 3.SALE OF ASSETS

     On September 29, 1999, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering, Inc. ("TFE"), to TFE Technology Holdings, LLC ("TFE Holdings"), an affiliate of Carr & Company, for $10 million. As a result of this sale, the Company has recorded a gain of $4.7 million in its consolidated statement of operations for the year ended December 31, 1999. This gain included a write-off of $2.1 million of goodwill allocated to TFE operations. The Company and TFE Holdings entered into a one-year corporate services agreement on the date of the sale. Under the terms of the Agreement, Telos will continue to provide certain administrative support functions to TFE Holdings, including but not limited to finance and accounting and human resources, in return for a monthly payment.

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 4.      REVENUE AND ACCOUNTS RECEIVABLE

       Revenue resulting from contracts and subcontracts with federal, state, and local governments accounted for 94.1%, 94.9% and 96.1% of consolidated revenue in 1999, 1998 and 1997, respectively. As the Company's primary customer is the federal government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses.

       The components of accounts receivable are as follows (in thousands):

                                                                                      DECEMBER 31,

                                                                                 1999               1998
                                                                                 ----               ----
    Billed Accounts Receivable                                                  $22,592            $ 48,222
                                                                                 ------              ------
    Amounts billable upon acceptance by customer                                  2,841               1,422
    Amounts Currently Billable                                                    2,427               7,878
                                                                                 ------             -------

    Total Unbilled Accounts Receivable                                            5,268               9,300
                                                                                 ------             -------

    Allowance for Doubtful Accounts                                                (830)               (739)
                                                                                 -------             ------
                                                                                $27,030             $56,783
                                                                                 ======              ======


     The components of the allowance for doubtful accounts are set forth below (in thousands):

                                                                    Additions
                                        Balance,                    Charged to                           Balance,
                                        Beginning                   Costs and                            End of
                                         of Year                     Expense          Deductions(1)       Year
                                         -------                     -------          ----------          ----
Year ended December 31, 1999            $  739                        $  400           $ (309)           $  830
Year ended December 31, 1998               964                            39             (264)              739
Year ended December 31, 1997               925                           490             (451)              964


1.   Accounts receivable written-off

  NOTE 5.DEBT OBLIGATIONS

  SENIOR REVOLVING CREDIT FACILITY

     At December 31, 1999, the Company has a $35 million Senior Revolving Credit Facility (the "Facility") with a bank which expires on July 1, 2001 and has an outstanding balance of $16.5 million. Borrowings under the facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and the remaining Enterworks stock owned by the Company. The lien the bank held on the sold stock in Enterworks, Inc. as well as the accounts receivable balance of Enterworks was released in order to complete the Enterworks transaction and subsequent deconsolidation (Note 2). The amount of the available borrowings fluctuates based on the underlying asset borrowing base. The facility requires payment of a fee of .25% of the unused portion of the Facility. The Facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate, which was 9.5% at December 31, 1999.

     The weighted average interest rate on the outstanding borrowings under the Facility was 9.89% for 1999 compared with 9.95% for 1998. At December 31, 1999, the Company had approximately $7.1 million available under the Facility.

     The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At December 31, 1999, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived such non-compliance. In addition, the bank has amended the covenants to conform to the Company's 2000 budget expectations.

     The carrying value of the Facility at December 31, 1999 and 1998 approximates fair value.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENIOR SUBORDINATED NOTES

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. Both the Series B and Series C Notes have a maturity date of April 1, 2001 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At December 31, 1999, the prepayment premium that would be due upon a triggering event is $6.3 million.

     In conjunction with the Enterworks private placement offering (See Note 2), the Company retired approximately $1.0 million of Series B Notes, $4.8 million of Series C Notes, and $1.8 million of Series D Notes in exchange for shares of Enterworks' common stock owned by the Company at an exchange ratio of one share of Enterworks' common stock for each $1.00 principal amount of notes payable. In addition to the retirement of these notes, accrued interest of approximately $300,000 was forgiven and the holders of these notes waived their rights to the prepayment premium associated with these notes.

     The balances of the Series B and Series C Notes were $5.5 million and $3.0 million, respectively, at December 31, 1999 compared to balances of $6.5 million and $7.9 million, respectively, at December 31, 1998.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which are classified as Series D. The Series D Notes total $1.8 million and were unsecured. The Series D Notes had a maturity date of October 1, 2000 and bear interest at 14% per annum. Interest was paid quarterly on January 1, April 1, July 1, and October 1 of each year. The notes could have been prepaid at the Company's option. These Notes contained the same payment premium provisions as the Series B and Series C Notes (see above). In connection with the debt, the Company issued 1,500,000 warrants to purchase shares of the Company's Class A Common Stock. The warrants have an exercise price of $.01 and an exercise period of 22 months. The Company has assigned a value to the warrants of $420,000 which has been included in capital in excess of par. These notes were retired in conjunction with the Enterworks private placement (Note
2), making the outstanding carrying balance zero at December 31, 1999 compared to $1.4 million at December 31, 1998.

ENTERWORKS SUBORDINATED NOTES

     During 1996, Enterworks completed a private financing whereby $3,278,000 of 8% subordinated notes payable were issued. Approximately $2,278,000 of the senior subordinated notes were payable to certain numbers of Telos' Board of Directors, management and certain Telos stockholders. The subordinated notes payable had a five-year maturity. Interest was paid quarterly on January 1, April 1, July 1, and October 1 of each year, commencing on January 1, 1998. In connection with the financing, Enterworks issued 2,048,725 detachable warrants to purchase shares of Enterworks common stock. The warrants have an exercise price of $1.00, were immediately exercisable and expire in July 2006. The estimated fair value of the warrants of $922,000 was recorded to capital in excess of par. Interest expense in the accompanying statements of operations includes $142,000, $167,000, and $555,000 (including $359,000 related to the acceleration of accretion at the time of repayment) in 1997, 1998, and 1999, respectively, for accretion of the difference between the carrying value and face value of these notes payable.

     In connection with Enterworks' December 1999 issuance of Series A Preferred Stock (Note 2), $572,000 of subordinated notes payable were paid and $2,706,000 were converted into Enterworks' Common Stock.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   REDEEMABLE PREFERRED STOCK

SENIOR REDEEMABLE PREFERRED STOCK

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative dividend rate of 14.125% per annum of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At December 31, 1999 and 1998 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,054,000 and $2,631,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balances.

12% CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Mandatorily Redeemable Preferred Stock, par value $.01 per share, has been authorized for issuance.

     The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Mandatorily Redeemable Preferred Stock (the "Public Preferred Stock") pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 1999 and 1998 was 1,424,000 and $1,528,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

     The Public Preferred Stock has a 20 year maturity; however, the Company must redeem, out of funds legally available, 20% of the Public Preferred Stock on the 16th, 17th, 18th and 19th anniversaries of November 21, 1989, leaving 20% to be redeemed at maturity. On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

     The Public Preferred Stock accrues a semi-annual dividend at an annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Following November 21, 1995, dividend are only payable in cash. Dividends in additional shares of the Preferred Stock are paid at the rate of 6% of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $18,677,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiquities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

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

     The Company generally grants options under its respective plans at the estimated fair value at the date of grant. Fair value is determined by the members of the option committee based upon all information available to it.

1990 STOCK OPTION PLAN

     Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company's Class A common stock are available for issuance under options to key employees, including officers and directors. The option price determined by the Board of Directors was not less than the fair market value at the date of the grant and the options are generally exercisable over a four-year period. Additional information as to these options is as follows:

                                                                      STOCK OPTION ACTIVITY
                                                         Numbers of Shares            Weighted Average
                                                         ---------------------------------------------

                                                             (000'S)                  EXERCISE PRICE
                                                             ---------------------------------------
  Outstanding at December 31, 1996                              585                        $1.42

    Granted                                                      --                           --
    Exercised                                                    --                           --
    Canceled                                                    (55)                        1.42
                                                                ---                         ----
  Outstanding at December 31, 1997                              530                        $1.42

    Granted                                                   1,495                         1.07
    Exercised                                                    --                           --
    Canceled                                                    (85)                        1.42
                                                              ------                        ----
  Outstanding at December 31, 1998                            1,940                       $ 1.27

    Granted                                                     418                         1.35
    Exercised                                                    --                           --
    Canceled                                                   (640)                        1.12
                                                              ------                        ----
  Outstanding At December 31, 1999                            1,718                        $1.22
                                                              =====                        =====

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                    STOCK OPTION ACTIVITY
                                                          Number of Shares             Weighted Average
                                                         ---------------------------------------------
                                                               (000'S)                  EXERCISE PRICE
                                                              ---------------------------------------

  Outstanding at December 31, 1996                            3,738                        $0.95

    Granted                                                     772                         1.01
    Exercised                                                    --                           --
    Canceled                                                   (259)                        0.97
                                                              ------                        ----
  Outstanding at December 31, 1997                            4,251                        $0.96

    Granted                                                   1,447                         1.07
    Exercised                                                    --                           --
    Canceled                                                   (143)                        0.98
                                                              ------                        ----
  Outstanding at December 31, 1998                            5,555                        $0.99

    Granted                                                     353                         1.35
    Exercised                                                    (3)                        0.95
    Canceled                                                   (901)                        1.01
                                                              ------                        ----
  Outstanding At December 31, 1999                            5,004                        $1.01
                                                              =====                        =====


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

                                                                    STOCK OPTION ACTIVITY
                                                         Number of Shares             Weighted Average
                                                         ---------------------------------------------

                                                              (000'S)                  EXERCISE PRICE
                                                              ---------------------------------------
  Outstanding at December 31, 1996                            1,401                          $0.50

    Granted                                                     653                           1.01
    Exercised                                                    --                             --
    Canceled                                                   (700)                          0.50
                                                              -----                           ----
  Outstanding at December 31, 1997                            1,354                          $0.75

    Granted                                                      --                             --
    Exercised                                                    --                             --
    Canceled                                                     --                             --
                                                                 --                             --
  Outstanding at December 31, 1998                            1,354                          $0.75

    Granted                                                      --                             --
    Exercised                                                    --                             --
    Canceled                                                   (103)                          1.01
                                                               -----                          ----
  Outstanding At December 31, 1999                            1,251                          $0.72
                                                              =====                          =====


     Mr. Wood has the option to cancel the 1993 stock options discussed above or receive an equal number of options under the 1996 plan at an exercise price of $0.95 per share. Additionally, the effect on the 1996 stock option plan as of December 31, 1999 would be to increase the number of shares outstanding to 5,704,365 with a weighted average exercise price of $1.00 per share.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                          -------------------               -------------------
                                                            Weighted
                                                            Average       Weighted                     Weighted
                            Range of        Number         Remaining       Average        Number        Average
                            Exercise      Outstanding      Contractual     Exercise     Exercisable     Exercise
                             Prices         (000'S)       Life in Years     Price         (000'S)        Price
                             ------         -------       -------------     -----         -------        -----

  1990 Stock                 $1.07             918          8.4 years       $1.07            368         $1.07
  Option Plan                $1.35             408          9.7 years       $1.35             81         $1.35
                             $1.40              18          8.6 years       $1.07              7         $1.07
                             $1.42             374          1.0 years       $1.42            374         $1.42
                             -----             ---          ---------       -----            ---         -----

                        $1.07 - $1.42        1,718          7.1 years       $1.22            830         $1.26
                        =============        =====          =========        ====            ===         =====

  Other Stock
  Option Plan                $0.50             701          4.0 years       $0.50            701         $0.50
                             $1.01             550          7.1 years       $1.01            330         $1.01
                             -----             ---          ---------       -----            ---         -----
                         $0.50 -$1.01        1,251          5.4 years       $0.72          1,031         $0.66
                         ============        =====          =========       =====          =====         =====

  1996 Stock
  Option Plan                $0.95           3,016          6.4 years       $0.95          1,592         $0.95
                             $0.97              88          6.6 years       $0.97             70         $0.97
                             $1.01             469          7.2 years       $1.01            248         $1.01
                             $1.07           1,046          8.4 years       $1.07            361         $1.07
                             $1.35             315          9.5 years       $1.35             86         $1.35
                             $1.40              70          8.7 years       $1.40             61         $1.40
                             -----            ----          ---------       -----           ----         -----
                         $0.95 - $1.40       5,004          7.1 years       $1.01          2,418         $1.00
                         =============       =====          =========       =====          =====         =====

     The weighted-average fair value of options granted under the 1990 Stock Option Plan, the Other Stock Option Plan, and the 1996 Stock Option Plan, was $0.28, $0, and $0.25, respectively, in 1999 and $0.26, $0, and $0.25 per share, respectively, in 1998. Had the Company determined compensation cost consistent with SFAS No. 123 methodology, net (loss) income would have been ($2,743,000), ($9,666,000), and $1,073,000 in 1999, 1998 and 1997, respectively. Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

                                               1990 Stock                        Other Stock
                                               Option Plan                       Option Plan
                                        -------------------------        -------------------------------
                                        1999      1998       1997        1999         1998          1997
                                        ----      ----       ----        ----         ----          ----
  Expected dividend yield               0.0%       0.0%       0.0%       0.0%          0.0%         0.0%
  Expected stock price volatility       0.0%       0.0%       0.0%       0.0%          0.0%         0.0%
  Risk free interest rate               5.82%      5.54%       --         --            --          6.28%
  Expected life of options              4.0yrs     5.3yrs      --         --            --          4.0yrs

                                                 1996 Stock
                                                 Option Plan
                                        -------------------------
                                        1999      1998       1997
                                        ----      ----       ----
  Expected dividend yield               0.0%       0.0%         0.0%
  Expected stock price volatility       0.0%       0.0%         0.0%
  Risk free interest rate               5.60%      5.54%        6.28%
  Expected life of options              3.6yrs     4.8yrs       5.5yrs

     Because the pro forma disclosures under SFAS No. 123 only apply to stock options granted in or after 1995, pro forma net income for 1997, 1998 and 1999 is not necessarily indicative of future periods.

TELOS SHARED SAVINGS PLAN

     The Company sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Total Company contributions to this Plan for 1999, 1998, and 1997 were $1,080,000, $835,000, and $1,335,000, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 8.     INCOME TAXES

         The provision (benefit)for income taxes includes the following (in thousands):

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                             1999               1998               1997
                                                             ----               ----               ----
  Current provision (benefit)
     Federal                                              $    --             $    --             $    --
     State                                                    306                 669                 387
                                                              ---                ----                 ---

        Total Current                                         306                 669                 387
                                                              ---                ----                 ---

  Deferred provision (benefit)
     Federal                                               (6,946)                568              (1,464)
     State                                                 (1,213)              ( 134)               (255)
                                                          --------              ------              -----

        Total Deferred                                     (8,159)                434              (1,719)
                                                           -------              ------             -------

        Total Provision (Benefit)                         $(7,853)            $ 1,103             $(1,332)
                                                            ======              ======              =====

        The provision (benefit)for income taxes varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                            1999                  1998              1997
                                                            ----                  ----              ----
  Computed expected income tax provision (benefit)         (34.0)%               (34.0)%          34.0%
  Goodwill amortization                                      0.9                   2.4           379.6
  State income taxes, net of
     federal income tax benefit                             (2.6)                 (1.8)            5.9
  Change in valuation allowance
     for deferred tax assets                               (12.9)                 24.9        (2,214.0)
  Meals and entertainment                                    0.5                   1.1           111.8
  Sale of division/other                                     4.1                  20.9            17.2
                                                             ---                  ----           -----
                                                           (44.0)%                13.5%       (1,665.5)%
                                                           ======                 =====        =======

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                                          DECEMBER 31,
                                                                                    -------------------------
                                                                                     1999                1998
                                                                                     ----                ----
  Deferred tax assets:
      Accounts receivable, principally due
        to allowance for doubtful accounts                                        $  161              $  153
      Allowance for inventory obsolescence and
        amortization                                                                 946               1,377
      Accrued liabilities not currently
        deductible                                                                 1,842                 794
      Accrued compensation                                                         1,786               1,562
      Property and equipment, principally due
        to differences in depreciation methods                                       895                 396
      Net operating loss carryforwards                                             2,174               5,660
      Alternative minimum tax credit carryforward                                    703                 703
                                                                                   -----               -----
            Total gross deferred tax assets                                        8,507              10,645
            Less valuation allowance                                                (572)             (4,987)
                                                                                    -----            --------
            Net deferred tax assets                                                7,935               5,658
                                                                                   -----               -----
  Deferred tax liabilities:
      Unbilled accounts receivable, deferred for tax purposes                       (203)               (317)
      Software development costs                                                      --                (735)
                                                                                  ------               ------
            Total deferred tax liabilities                                          (203)             (1,052)
                                                                                  -------             -------
            Net deferred tax assets                                               $7,732              $4,606
                                                                                  ======              ======

The components of the valuation allowance are as follows (in thousands):

                                                          Balance at            Additions                      Balance at
                                                          Beginning of          Charged to                       End of
                                                            Period              Expenses        Deductions       Period
                                                            ------              --------        ----------       ------
December 31, 1999                                         $ 4,987              $      --       $(4,415)(1)       $  572
December 31, 1998                                           2,974                  2,013            --            4,987
December 31, 1997                                           4,702                     --        (1,728)           2,974

(1)  Included $2,115 attributable to Enterworks

     The net change in the valuation allowance was a decrease of $2,300,000 for 1999 and an increase of $2,013,000 for 1998. The decrease in the valuation allowance for 1999 is attributable to management's view that it is more likely than not that the deferred tax assets will be realized with forecasted taxable income which justifies the recognition of the net deferred tax assets recorded. The above deferred tax assets and liabilities were adjusted to reflect the deconsolidation of Enterworks from Telos on December 30, 1999.

     At December 31, 1999, for federal income tax purposes the Company had net operating loss carryforwards of $4,012,000 available to offset future regular taxable income. These net operating loss carryforwards expire in 2011 through 2015. Additionally, $2,439,000 of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire from 2011 through 2015. In addition, the Company has $703,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

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

     The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999 (in thousands):

                                                    PROPERTY        EQUIPMENT        TOTAL

         2000                                      $  1,543          $ 113        $  1,656
         2001                                         1,543             54           1,597
         2002                                         1,543             --           1,543
         2003                                         1,543             --           1,543
         2004                                         1,543             --           1,543
         Remainder                                   17,362             --          17,362
                                                     ------             --          ------

         Total minimum obligations                   25,077            167          25,244
         Less amounts representing interest         (13,470)           (42)        (13,512)
                                                    -------            ---         -------


         Net present value of minimum obligations    11,607            125          11,732
         Less current portion                          (270)          (100)           (370)
                                                     -------          -----         -------

         Long term capital lease
             obligations at
             December 31, 1999                      $11,337        $    25         $11,362
                                                     ======            ===          ======

     Accumulated amortization for property and equipment under capital leases at December 31, 1999 and 1998 is $2,787,000 and $2,019,000, respectively.

     Future minimum lease payments for all non-cancelable operating leases at December 31, 1999 are as follows (in thousands):

2000                               $ 1,653
2001                                   860
2002                                   615
2003                                   602
2004                                   128
Remainder                               --
                                     -----
Total Minimum Lease Payments       $ 3,858
                                   =======

     Net rent expense charged to operations for 1999, 1998, and 1997 totaled $2,000,000, $2,001,000, and $2,545,000, respectively.

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company paid Mr. Beninati $165,000 annually subject to a three-year employment agreement that began in 1995 and terminated January 8, 1998. Mr. Beninati resigned from the Board in 1996 and received his final payment in 1998.

Mr. John R. Porter, the owner of a majority of the Company's Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $200,000 by the Company in 1999, 1998, and 1997 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

Mr. Norman Byers, a director of the Company, had a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement, Mr. Byers received $10,500 a month for his services. Mr. Byers was compensated $125,000, $130,000 and $128,000 for 1998, 1997 and 1996, respectively. This consulting agreement was terminated in the fourth quarter of 1998.

Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, has a consulting agreement with the Company to provide strategic advice concerning the Company's hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company's discretion. Under this agreement Mr. Hester will receive a bonus of $135,000 payable in installments during 2000 and 2001.

NOTE 11.  REPORTABLE BUSINESS SEGMENTS

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

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

     Enterworks - develops, markets and supports a software framework that integrates content and processes for companies seeking to participate in e-business. They target operators and users of e-marketplaces and portals. E-marketplaces and portals are Web-based destinations where employees, customers, partners and suppliers can interact to obtain information about products and services, and conduct business more efficiently. Enterworks product enables customers to build or join e-marketplaces and portals rapidly, add new content and e-business participants easily, and automate the end-to-end processes required for e-business interaction.

     Enterworks' products are designed to meet the business and technical challenges faced by operators and users of e-marketplaces and portals by delivering integrated, real-time content and automating business processes that bring together employees, customers, partners and suppliers. These products offer numerous competitive advantages over traditional solutions by combining both content and process integration, and by guiding people through e-business interactions.

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

     Enterworks, Inc. is an equity investment of the Company as of December 30, 1999 (Note 2) and has been deconsolidated as of that date. The corresponding assets and liabilities have been removed from the consolidated balance sheet as of December 31, 1999.

                                          Systems and
                                        Support Services      Products       Enterworks     Other (1)       Total
                                        ----------------      --------       ----------     ---------       -----
         1999
  External Revenues                       $ 93,538            $ 77,826     $      --      $    --          $171,364
  Intersegment Revenues                        404                  --            --           --               404
  Gross Profit                              16,158               3,990            --           --            20,148
  Segment profit (loss)(3)                   4,731              (2,042)           --           --             2,689
  Total assets                              29,623                 361            --       26,902            56,886
  Capital Expenditures                         195                  13           780          401             1,389
  Depreciation &
    Amortization(2)                       $    773            $    318     $   2,210      $ 1,321          $  4,622

         1998

  External Revenues                       $ 98,277            $101,736     $   7,073      $    --          $207,086
  Intersegment Revenues                        970               2,622             1           --             3,593
  Gross Profit                              14,046               8,583         1,542           --            24,171
  Segment profit (loss)(3)                   4,849                  14       (11,534)          --            (6,671)
  Total assets                              45,340              24,206         6,119       19,586            95,251
  Capital Expenditures                         179                  49           587          435             1,250
  Depreciation &
    Amortization(2)                       $    557            $    479     $   2,332      $ 1,487          $  4,855

         1997

  External Revenues                       $121,052            $129,337     $   3,398      $    --         $ 253,787
  Intersegment Revenues                        667               1,387             4           --             2,058
  Gross Profit                              20,614              14,875          (132)          --            35,357
  Segment profit (loss)(3)                  10,229               3,977        (5,903)          --             8,303
  Total assets                              55,834              24,323         6,374       23,187           109,718
  Capital Expenditures                         330                 688           480        1,091             2,589
  Depreciation &
    Amortization(2)                       $    716            $    929     $   1,075      $ 2,270         $   4,990

     (1) Corporate assets are principally property and equipment, cash and other assets.
     (2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, deferred software costs and spare parts inventory.

     (3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

         The  Company  does not have  material  international  revenues,  profit
  (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 11 separate facilities located in 4 states.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

  PART III

  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following is certain biographical information concerning the directors and executive officers of the Company. The term of each of the directors to be elected at the Annual Meeting continues until the next annual meeting of shareholders and until his successor is elected and qualified, except that the directorships held by the Class D Directors will terminate whenever all accumulated dividends on the Exchangeable Preferred Stock have been paid.

Dr. Fred Charles Ikle, Chairman of the Board

     Dr. Ikle (age 75) was elected to the Company's Board of Directors on January 31, 1994 and was elected Chairman of the Board in January 1995. He is Chairman of Conservation Management Corporation and is a member of the US Advisory Board for Zurich Financial Services Group. Dr. Ikle is also a Director of the National Endowment for Democracy and a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Ikle served as Under Secretary of Defense for Policy.

John B. Wood, Executive Chairman of the Board

     Mr. Wood (age 36) was elected to Executive Chairman of the Board on March 8, 2000. Mr. Wood also serves as Chairman of Enterworks and as Chief Executive Officer of Enterworks. Previously, Mr. Wood was the President and Chief Executive Officer of the Company. Mr. Wood was appointed Chief Operating Officer on October 8,1993 after serving as Executive Vice President from May of 1992. He was elected to the Board of Directors on May 13, 1992. Prior to joining the Company, Mr. Wood founded a boutique investment banking firm. Mr. Wood has a BA in Finance and Computer Science from Georgetown University.

David S. Aldrich, President, Chief Executive Officer, and Director

     Mr. Aldrich (age 40) was elected to the positions of President and Chief Executive Officer on March 8, 2000. He was elected to the Board of Directors on February 8, 2000. He was appointed to the position of Chief Operating Officer of the Company in January 1999. He joined the Company in September 1996 as Vice President, Corporate Development and Strategy. Prior to joining the Company, he was a partner in the Financial Advisory Services Group - Corporate Finance at Coopers & Lybrand L.L.P. Prior to joining Coopers & Lybrand L.L.P. in 1991, Mr. Aldrich was Senior Vice President at Dean Witter Capital Corp., the merchant banking arm of Dean Witter Reynolds, Inc.

Dr. Stephen D. Bryen, Director

     Dr. Stephen Bryen (age 57) was elected to the Company's Board of Directors on January 31, 1994. He currently serves as a Director in Jefferson Partners, L.L.C., a strategic management consulting and merchant banking firm with offices in Washington, D.C. and New York, and as Senior Vice President of L-3 Network Security, LLC in Denver, Colorado. Dr. Bryen currently serves on the board of C-MAC Industries in Mechanicsburgh, Pennsylvania and is the senior technical advisor to Hollinger Digital Corporation in New York. From 1981 to 1988 Dr. Bryen served as the Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded.

Norman P. Byers, Director

     Mr. Byers (age 52) was elected to the Board of Directors on January 31, 1994. He is Chief Operating Officer of Carpe Diem, Inc. in Vienna, Virginia. He has been president of Byers Consulting, a Fairfax County, Virginia international business consulting firm since July 1996. Before that appointment, he had served as the President of International Strategies Limited, another local international business consulting firm. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

Julio E. Heurtematte, Jr., Class D Director

     Mr. Heurtematte (age 63) was elected to the Company's Board of Directors on July 31, 1998. He has been a private consultant since 1989, specializing in international projects, trade and investments. From 1963 to 1989, he held various positions at the InterAmerican Development Bank ("IAD"), most recently as the deputy Manager for Project Analysis. From 1979 to 1989, Mr. Heurtematte was also a member of IAD Bank's Pension Fund Investment Committee. Mr. Heurtematte is also a member of the Board of Directors of Trans World Gaming Corporation. Mr. Huertematte resigned from the Board of Directors effective December 16, 1999.

Malcolm M. B. Sterrett, Class D Director

     Mr. Sterrett (age 57) is a private investor and was elected to the Company's Board of Directors on July 31, 1998 as part of the preferred stockholder class. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Gaming Corporation.

John C. Boland, Class D Director

     Mr. Boland (age 52) was appointed to the Board of Directors on December 17, 1999 as a result of Mr. Huertematte's resignation. He has been owner of the general partner of Remnant Partners L.P., an investment partnership, since 1992. From 1989 to 1995, he was the publisher of Bankruptcy Values, an institutional research service. Prior to entering the investment business, Mr. Boland was an editor of Barron's Financial Weekly (from 1978 to 1983) and a freelance financial writer.

William L. Prieur Brownley, Vice President and General Counsel

     Mr. Brownley (age 43) joined the Company in April 1991 and is responsible for the management of the Company's legal affairs. For the five years prior to joining the Company, he served as Assistant General Counsel and then as General Counsel at Infotechnology Inc., an investment company whose holdings included various companies in the communications industry.

Gerald D. Calhoun, Former  Vice  President, Human   Resources,  and  Corporate
Secretary, Telos Corporation and Enterworks, Inc.

     Mr. Calhoun (age 50) joined the Company as Vice President, Human Resources, in August 1989. Prior to joining the Company he served as: Director, Risk and Financial Management of BDM International, a government contractor which provides consulting services; Vice President, Human Resources of Halifax Corp.,a government contractor providing technical services and third party computer maintenance; and Director for the U.S. Department of Labor, Employment Standards Administration. Mr. Calhoun left the Company during 1999.

Robert W. Lewis, President, Enterworks, Inc.

     Mr. Lewis (age 38) has served as the President and Chief Operating Officer of Enterworks, Inc. since its inception in 1996 and as director since January 2000. Prior to joining Enterworks, he was an employee of the Company for 11 years. From 1991 to 1995, Mr. Lewis served in product development, operational and marketing roles. His most recent position was Director of Business Development. Mr. Lewis has a BBA in Information Technology from James Madison University and an MBA in Management and Marketing from George Mason University.


Robert J. Marino,  Executive  Vice  President and Chief Sales and Marketing
Officer

     Mr. Marino (age 63) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. On January 1, 1994, Mr. Marino was appointed to President of Telos Systems Integration, and on January 1, 1998, he was appointed to his current position. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A-COM Information Systems, both of which are U.S. Government contractors.

Lorenzo Tellez, former Chief Financial Officer, Treasurer, and Vice President

     Mr. Tellez (age 42) was appointed Chief Financial Officer of the Company in 1993 and Treasurer in 1994. He joined Telos Corporation (California) in 1989 where he was responsible for all financial and regulatory functions. Prior to joining Telos Corporation, Mr. Tellez served as a Senior Manager with Arthur Andersen & Company. Mr. Tellez resigned from the position of Chief Financial Officer and Treasurer in 1999.

Thomas J. Ferrara, Vice President, Finance and Accounting and Treasurer

     Mr. Ferrara (age 42) was elected Vice President of Finance and Accounting and Treasurer on February 8, 2000. He joined the Company in 1994 as Director of Pricing and was responsible for all pricing of major contracts and Company forecasts. Prior to joining Telos, Mr. Ferrara was the Accounting Manager for Cordant, a privately held government contractor.

Andrea Ayoub, Vice President of Human Resources  and Corporate Secretary

     Ms. Ayoub (age 35) was appointed Vice President, Human Resources and Assistant Corporate Secretary in late 1999. She was appointed as Corporate Secretary in February 2000. Ms. Ayoub joined Telos in July, 1987 working initially in the Marketing department and moved into the Human Resources function in 1988. She has held various positions within the Human Resource Department and has progressively assumed greater management responsibilities over the years.

     Each of the directors and executive officers of the Company is a United States citizen.

ITEM. 11.  EXECUTIVE COMPENSATION

     The following table shows for the years ended December 31, 1999, 1998 and 1997, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and the four other most highly compensated executive officers of the Company in fiscal year 1999.

                                                              SUMMARY COMPENSATION TABLE


                                                                          Long Term
  Name                                                                    Compensation (2)
  and                                           Annual Compensation       Awards
  Principal                                                               Options/            All Other
  Position                         Year         Salary      Bonus(1)      Sars(#)          Compensation(5)
  --------------------------------------------------------------------------------------------------------
  John B. Wood                     1999       $348,574      $250,000     2,000,000(3)          $13,000(6)
  (Executive Chairman,             1998       $334,198      $     --            --             $13,500(6)
   Former President, Chief         1997       $299,998      $382,000            --             $36,750(6)
   Executive Officer)

  Lorenzo Tellez                   1999       $260,618      $     --            --             $ 5,000
  (Former V.P., Treasurer,         1998       $218,080      $     --       200,000(4)          $ 5,500
   Chief Financial Officer)        1997       $195,000      $150,000       150,000(4)          $28,750

  David Aldrich                    1999       $205,119      $250,000       200,000(3)          $    --
  (President, Chief Executive      1998       $173,850      $     --       210,000(4)          $ 2,333
  Officer)                         1997       $150,010      $150,000       300,000(4)          $ 6,000

  Robert J. Marino                 1999       $206,003      $100,000       200,000(3)          $ 5,000
 (Chief Sales and Marketing        1998       $204,734      $     --       362,000(4)          $ 5,500
  Officer and Executive V.P.)      1997       $195,000      $ 76,000            --             $10,750

  William L.P. Brownley            1999       $170,997      $100,000       200,000(3)          $ 4,275
  (V.P. General Counsel)           1998       $166,961      $     --       135,000(4)          $ 5,380
                                   1997       $150,010      $ 85,000            --             $ 9,167


     (1)  1997 amounts  include  bonuses  relating to the TIS sale  completed in
          1998.
     (2) There are no restricted stock awards or payouts pursuant to long-term investment plans.
     (3)  Options granted in 1999 are in Enterworks, Inc., common stock.
     (4) Options granted in 1998 and 1997 are in the Company's Class A common stock.
     (5) All other compensation represents Company contributions made on behalf of the executive officers to the Telos Shared Savings Plan, and in 1998 and 1997 the amounts also include automobile and living allowances.
     (6) Included in these amounts for 1999, 1998 and 1997 are $8,000 in each of these three years for director's fees paid.

  STOCK OPTION GRANTS

         The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 1999.

                                       Number of        % of                                 Potential Realizable
                                       Securities       Total                                  Value At Assumed
                                       Underlying     Options/    Exercise                  Rates of Stock Price
  Name and Principal                  Options/sars      Sars      or Base    Expiration      Appreciation for
      Position                         Granted(1)      Granted    Price        Date            Option Term
      ---------------------------------------------------------------------------------------------------------
                                                                                              5%          10%
                                                                                            ------      -----
  John B. Wood
  (Executive Chairman, Former
   President, Chief Executive
   Officer)                           2,000,000          22.7%      $0.77    Aug. 2009     $968,498     $2,454,363

  Lorenzo Tellez
  (Former V.P., Treasurer,
   Chief Financial Officer)                  --             --        --          --             --             --

  David Aldrich
  (President, Chief
    Executive Officer)                  200,000           2.3%      $0.77    Aug. 2009     $ 96,850     $  245,436

  Robert J. Marino
  (Chief Sales and Marketing
   Officer and Executive V.P.)          200,000           2.3%      $0.77    Aug. 2009     $ 96,950     $  245,436

  William L.P. Brownley
  (V.P., General Counsel)               200,000           2.3%      $0.77    Aug. 2009     $ 96,950     $  245,436

     (1) Options granted to any of the named executive officers in 1999 were in the common stock of Enterworks, Inc.

  MANAGEMENT STOCK OPTIONS

         The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 1999.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                          AND FY-END OPTION/SAR VALUES


                                                                     Number of
                                                                     Securities             Value of
                                                                     Underlying             Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs           Options/SARs
                                                                     at FY-End(1)           at FY-End (2)
                               Shares Acquired         Value         Exercisable/           Exercisable/
  Name                           On Exercise         Realized        Unexercisable          Unexercisable
  -------------------------------------------------------------------------------------------------------
  John B. Wood
  (Executive Chairman,
   former President,
   Chief Executive Officer)           --                  --        3,739,225/978,766         $1,499,696/$391,506

  Lorenzo Tellez
  (Former V.P., Treasurer,
   Chief Financial Officer)(3)        --                  --          352,500/330,000         $  147,600/$120,000

  David Aldrich
  (President, Chief
   Executive Officer)                 --                  --          653,500/256,500         $   303,780/$79,020

  Robert J. Marino
  (Chief Sales and Marketing
   Officer and Executive V.P.)        --                  --          689,450/417,750         $  177,944/$132,966

  William L.P. Brownley               --                  --          387,250/142,750         $   138,430/$46,570
  (V.P., General Counsel)



     1. These aggregate amounts include exercisable options to purchase the common stock of Enterworks, Inc. for 2,060,000 shares held by Mr. Wood, 32,500 shares held by Mr. Tellez, 400,000 shares held by Mr. Aldrich, and 245,000 shares held by Mr. Marino and 265,000 shares held by Mr. Brownley, respectively.

     2. These aggregate values include values for exercisable options to purchase the common stock of Enterworks, Inc. of $512,800 for Mr. Wood, $28,600 for Mr. Tellez, $222,000 for Mr. Aldrich, $85,600 for Mr. Marino and $103,200 for Mr. Brownley, respectively. All remaining amounts included in these values reflect the value of options to purchase the Class A Common Stock of the Company. These values are based upon an estimated fair market value at December 31, 1999 of $1.35 per share for the Company's Class A Common Stock and $1.00 per share for the common stock of Enterworks, Inc. These values were derived from valuations performed by an independent third party for the trustees of the Telos Shared Savings Plan, a defined contribution employee savings plan in which substantially all full-time employees are eligible to participate.

     3. As of March 3, 2000, Mr. Tellez chose not to exercise his options and therefore these options reverted back to their respective plans.

COMPENSATION OF DIRECTORS

     During the fiscal year ended December 31, 1999, employee directors were paid a fee of $2,000 for each Board meeting attended. Outside directors Mr. Byers and Dr. Bryen were paid an annual fee of $25,000 each, and further compensated at a rate of $750 for each meeting attended in excess of four meetings a year. Outside directors Mr. Heurtematte and Mr. Sterrett earned annual fees of $4,000 each, and were eligible for further compensation at a rate of $750 for each meeting attended in excess of four meetings a year. The Chairman of the Board, Dr. Ikle, is paid $25,000 quarterly for his service on the Board. In addition, Mr. Byers receives $5,000 per annum for his service as Proxy Chairman. The compensation paid to Mr. Byers and Dr. Bryen is paid pursuant to a proxy agreement between the Company, the Defense Security Service and certain of the Company shareholders. During the fiscal year ended December 31, 1999, Dr. Ikle received 15,000 options, Mr. Bryen and Mr. Byers received 5,000 options each, Mr. Sterrett received 2,500 options and John Wood received 2,000,000 options. All options granted to Directors were in Enterworks, Inc. common stock.

EMPLOYMENT CONTRACTS

     As of December 31, 1999, the Company was a party to agreements with certain of its executive officers. Mr. David S. Aldrich, Vice President and Chief Operating Officer, Mr. William L. P. Brownley, Vice President and General Counsel, Mr. Robert J. Marino, Chief Sales and Marketing Officer, and Mr. John
B. Wood, Director, President and Chief Executive Officer, currently have employment agreements with the Company. The agreements are for one year terms and provide for a payment of two years' base salary then in effect if involuntarily terminated or if the agreements are not extended.

     Accordingly, Messrs. Aldrich, Brownley, Marino, and Wood would receive annually, given their present salary levels, $205,000, $171,000, $206,000, and $350,000, respectively, for a two year period.

     In addition to base salary, the executives are eligible for a bonus and for the grant of stock options under the agreements. The amount of the bonus is determined by reference to the amount, if any, of earnings before taxes and goodwill amortization of the Company for the year or at the Board of Directors and Chief Executive Officer's discretion. Each year the Company renegotiates these employment contracts as part of the yearly review process. Accordingly, in 2000, the Company expects to review the contracts described above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT







        Title of Class           Name and Address of Beneficial Owner        Amount and Nature of        Percent of
                                                                          Beneficial Ownership as of        Class
                                                                                March 01, 2000
--------------------------------------------------------------------------------------------------------------------
Class A Common Stock            John R. C. Porter                        22,190,718 shares(A)             80.31%
                                79 Mount Street
                                London W1Y 5HJ England

Class A Common Stock            C3, Inc. 401(k) Plan and Telos            3,658,536 shares                17.22%
                                Corporation Savings Plan
                                c/o C3, Inc.
                                19886 Ashburn Road
                                Ashburn, VA 20147

Class A Common Stock            F & C Enterprise Trust PLC                1,533,405 shares(B)              6.73%
                                Berkeley Square House, Berkeley Square
                                London W1X 5PA England

Class B Common Stock            F&C Nominees Limited                      3,143,358 shares (C)            77.85%
                                Berkeley Square House, Berkeley Square
                                London W1X 5PA England

Class B Common Stock            North Atlantic Smaller Companies            815,700 shares                20.20%
                                Investment Trust PLC
                                10 Park Place
                                London SW1A 1LP England

Class A Common Stock            David S. Aldrich                            321,892 shares (D)             1.49%
Class A Common Stock            William L. P. Brownley                      139,342 shares (D)             0.65%
Class A Common Stock            Robert J. Marino                            603,535 shares (D)             2.78%
Class A Common Stock            Lorenzo Tellez                              525,268 shares (D)             2.43%
Class A Common Stock            John B. Wood                              1,724,391 shares (D)             7.52%
Class A Common Stock            All Officers and Directors as a Group     3,602,156 shares (E)            14.76%
                                (10 persons)
12% Cumulative Exchangeable     John C. Boland                               76,500 shares (F)             2.40%
Redeemable Preferred Stock      28 Allegheny Avenue, Ste 505
                                Towson, MD  21204
12% Cumulative Exchangeable     Value Partners, Ltd.                        714,317 shares (G)            22.42%
Redeemable Preferred Stock      2200 Ross Avenue, Suite 4660
                                Dallas, TX 75201
                                Fisher Ewing Partners
                                2200 Ross Avenue, Suite 4660
                                Dallas, TX 75201
12% Cumulative Exchangeable     Wynnefield Partners Small Cap Value, L.P.   228,500 shares (H)             7.17%
Redeemable Preferred Stock      One Penn Plaza, Suite 4720
                                New York, NY  10119
                                Channel Partnership II, L.P.
                                One Penn Plaza, Suite 4720
                                New York, NY  10119
                                Wynnefield SmallCap Value
                                Offshore Fund, Ltd.
                                One Penn Plaza, Suite 4720
                                New York, NY  10119

12% Cumulative Exchangeable     Magten Asset Management Corp.               197,105 shares                6.19%
Redeemable Preferred Stock      35 East 21st Street
                                New York, NY 10010

     (A) Mr. Porter's holdings include 6,388,916 shares of Class A Common Stock purchasable upon exercise of a warrant.
     (B) The common stock holdings of F&C Enterprise Trust PLC include 1,533,405 shares of Class A Common Stock purchasable upon exercise of a warrant.
     (C) F&C Nominees Limited responded to the Company's request for the names and addresses of the beneficial owners of the Company's Class B Common Stock held by F&C Nominees Limited by providing the following information: FACET - 1,681,959 shares, FACET L.P. - 420,490 shares, Hare & Co. (Mills) - 371,021 shares, and Drayton - 669,888 shares. F&C Nominees Limited did not provide to the Company the addresses of these beneficial owners.
     (D) The common stock holdings of Messrs. Aldrich, Brownley, Marino, Tellez and Wood include -0-; 10,994; 20,283; 22,828 and 36,774 shares of the
          Company's Class A Common Stock, respectively, held for their beneficial interest by the C3, Inc. 401(k) Plan and Telos Corporation Savings Plan. Messrs. Aldrich, Brownley, Marino, Tellez and Wood hold options to acquire 313,500; 122,250; 461,200; 350,000; and 1,679,225 shares of the Company's Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchasable upon exercise of the options and are exercisable within 60 days of March 1, 2000.
     (E) The common stock holdings of the Company's officers and directors as a group include 136,257 shares of the Company's Class A Common Stock held for their beneficial interest by the C3, Inc. 401(k) Plan and Telos Corporation Savings Plan. Under the Company's stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 3,168,525 shares of Class A Common Stock exercisable within 60 days of March 1, 2000.
     (F) John C. Boland holds 30,000 shares of the 12% cumulative exchangeable redeemable preferred stock. In addition, he is the manager and owner of the general partner of Remnant Partners LP which beneficially owns 46,500 shares of the 12% cumulative exchangeable redeemable preferred stock of the Company.
     (G) Value Partners Ltd. ("VP") and Fisher Ewing Partners ("FEP") have filed jointly a Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 714,317 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to an Amendment to the Schedule 13D filed on May 10, 1996, each of FEP and Timothy G. Ewing and Richard W. Fisher may be deemed to have the sole power to vote and to dispose of the shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively.
     (H) Wynnefield Partners SmallCap Value, L.P., ("WPSCV"), Channel Partnership II, L.P. ("CP"), and Wynnefield SmallCap Value Offshore Fund, Ltd. ("WSCVOF") have jointly filed a Schedule 13D under which they disclosed they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 228,500 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, Nelson Obus and Joshua Landes, by virtue of their status as general partners of WPSCV, Mr. Obus as general partner of CP and Messrs. Obus and Landes, as officers of WSCVOF's investment manager, have the power to vote or to direct the vote and the power to dispose and to direct the disposition of the shares of Exchangeable Preferred Stock owned by WPSCV, CP and WSCVOF, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

     Mr. Joseph P. Beninati served as Chairman of the Board for the majority of 1994 before resigning January 5, 1995. The Company paid Mr. Beninati $165,000 annually subject to a three-year employment agreement that began in 1995 and terminated January 8, 1998. Mr. Beninati resigned from the Board in 1996 and received his final payment in 1998.

     Mr. John R. Porter, the owner of a majority of the Company's Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $200,000 by the Company in 1999, 1998 and 1997 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

     Mr. Norman Byers, a director of the Company, had a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement, Mr. Byers received $10,500 a month for his services. Mr. Byers was compensated $125,000, $130,000 and $128,000 for 1998, 1997 and 1996, respectively. This consulting agreement was terminated in the fourth quarter of 1998.

     Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, has a consulting agreement with the Company to provide strategic advice concerning the Company's hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company's discretion. Under this agreement Mr. Hester will receive a bonus of $135,000 payable in installments during 2000 and 2001.

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

3.7  Articles of Amendment of C3, Inc. dated April 13, 1995

4.1 Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

4.3 Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

4.4 Shareholders Agreement dated as of August 3, 1990 by and among C3, Inc.; Union de Banques Suisses (Luxembourg), S.A.; C3 Investors, L.P.; Anthony Craig, together with the investors; the Class A holders; MIM Limited; Knoll and Associates, Inc.; Murray Enterprises PLC; Electra Development Holdings; and Hartley Limited. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

4.5 Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.20Revolving  and  Reducing  Senior  Facility  Credit  Agreement  dated  as of
     January 14, 1992, among C3, Inc., Telos Corporation and NationsBank, N.A. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.31September 27, 1993  Settlement  Agreement among John R.C.  Porter,  Toxford
     Corporation, Cantrade Nominees Ltd., Cantrade Trust Company (Cayman) Ltd., Cantrade Trustee, AG, Fred Knoll, Cottonwood Holdings, C3 Investors L.P., C3, Inc., Telos Corporation, Joseph P. Beninati, John B. Wood and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.32September 27, 1993 Stock Purchase and Sale Agreement  between Mr. John R.C.
     Porter and C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.33September 27, 1993 Stock Purchase and Sale Agreement  between Mr. John R.C.
     Porter and Cottonwood Holdings, Inc.(Incorporated by reference to C3, Inc.Form 8-K filed October 18, 1993)

10.34September 27, 1993 Note Interest  Purchase and Sale Agreement among Mr.John
     R.C.Porter, Cottonwood and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.35October 8, 1993 Promissory  Note in the amount of $8,438,000  issued by Mr.
     John R.C. Porter in favor of C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.36October 8, 1993 Promissory  Note in the amount of $1,562,000  issued by Mr.
     John R. C. Porter in favor of Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc.Form 8-K filed October 18, 1993)

10.37September 27, 1993 Collateral  Agency,  Security and Pledge Agreement among
     Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Toxford Corporation, Cantrade Nominees Limited, Mr.Robert M. Ercole and Mr. Frank S. Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.38September 27, 1993  Standstill  Agreement among Mr. John R.C.  Porter,  Mr.
     Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.39September  27, 1993 Mutual  Release  among Mr. John R.C.  Porter,  Mr. Fred
     Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Mr. Joseph P. Beninati, Mr. John B. Wood, and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18,
     1993)

10.40September 27, 1993 Consulting  Agreement among Mr. Fred Knoll, C3, Inc. and
     Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.43Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.44Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     April 11, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.45Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     June 8, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.46Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     October 7, 1994 among C3,Inc., Telos Corporation and NationsBank, N.A.

10.47October 7, 1994 Letter Agreement among C3, Inc., Toxford  Corporation,  and
     NationsBank, N.A. regarding cash collateral held on behalf of the Company.

10.48October 25, 1994 General  Release and Settlement  memorandum  among Sapiens
     International   Corporation   N.V.,   Sapiens   International   Corporation
     B.V.,Sapiens U.S.A., Inc., C3, Inc. and Telos Corporation.

10.49Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     January 5,1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.50Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     January 12,1995 among C3, Inc.,Telos Corporation and NationsBank, N.A.

10.51Waiver and Amendment to Revolving and Reducing Senior Credit Facility dated as of April 17, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.58Series  B  Senior  Subordinated  Secured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.59Series  B  Senior  Subordinated  Secured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and J. O. Hambro Investment Management, Ltd.

10.60Series  B  Senior  Subordinated  Secured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.61Series  B  Senior  Subordinated  Secured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.62Series  B  Senior  Subordinated  Secured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.63Series  B  Senior  Subordinated  Secured  Note due  October  1,  2000 as of
     October  13,  1995  between  Telos   Corporation   (Maryland)   and  Second
     Consolidated Trust, PLC

10.64Series  B  Senior  Subordinated  Secured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.65Series C Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.66Series C Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

10.67Series C Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.68Series C Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.69Series C Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.70Series C Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     October  13,  1995  between  Telos   Corporation   (Maryland)   and  Second
     Consolidated Trust, PLC

10.71Series C Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.72Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     August 4, 1995 Telos Corporation (Maryland), Telos Corporation (California) and NationsBank N.A.

10.73Amendment to Revolving  and Reducing  Senior  Credit  Facility  dated as of
     October  13,  1995  Telos   Corporation   (Maryland),   Telos   Corporation
     (California) and NationsBank N.A.

10.74 1996 Stock Option Plan

10.76Sixteenth  Amendment  to Credit  Facility  and Tenth  Amended and  Restated
     Promissory Note

10.77 Enterworks, Inc. 1996 Stock Option Plan

10.78 Form of Series A Senior Subordinated Unsecured Note

10.79 Form of Enterworks, Inc., inc. Capital Stock Purchase Series A Warrant

10.80 Asset Purchase Agreement

10.81 Amendment No. 1 to Asset Purchase Agreement

10.82Amended  and  Restated  Credit  Agreement  between  Telos  Corporation,   a
     Maryland corporation; Telos Corporation, a California corporation; and NationsBank, N.A. dated as of July 1, 1997

10.83 Asset Purchase Agreement

10.84 Interim Agreement

10.85Share   Purchase   Agreement   between   Telos   Corporation,   a  Maryland
     corporation, formerly named and known as C3, Inc. and Union Bank of Switzerland, dated May 7, 1998

10.86Series D Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     November 20, 1998 between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

10.87Series D Senior  Subordinated  Unsecured  Note due  October  1,  2000 as of
     November 20, 1998 between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust LP

10.88Common  Stock  Purchase   Series  D  Warrant   between  Telos   Corporation
     (Maryland) and Foreign and Colonial Enterprise Trust PLC


10.89Common Stock Purchase Series D Warrant between Telos Corporation (Maryland and Foreign and Colonial Enterprise Trust LP

10.90 Form of Stock Purchase Agreement

10.91Asset  Purchase  Agreement,  dated as of September  29, 1999 between  Telos
     Corporation  (Maryland),   Telos  Corporation  (California),   Telos  Field
     Engineering, Inc. and TFE Technology Holdings, Inc.

10.92 Letter to Bank of America concerning Enterworks private placement

10.93 Form of Enterworks Subdebt conversion letter

10.94 Form of Telos Subdebt conversion letter

10.95 Listing of Subdebt conversion parties

10.96 Transaction agreement between Telos and Enterworks

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

                                TELOS CORPORATION

                              BY: DAVID S. ALDRICH
                              --------------------
                                  President and
                             Chief Executive Officer

                              DATE: MARCH 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the date indicated.

     SIGNATURE                                      TITLE                                          DATE
-----------------                              ------------------                             --------------

/S/  John B. Wood                               Executive Chairman of                           March 30, 2000
-----------------                               the Board of Directors
John B. Wood



/S/  Fred Charles Ikle                          Chairman of the                                 March 30, 2000
----------------------                          Board of Directors
Fred Charles Ikle



/S/ Stephen D. Bryen                            Director                                        March 30, 2000
----------------------
Stephen D. Bryen



/S/  Norman P. Byers                            Director                                        March 30, 2000
----------------------
Norman P. Byers



/S/ Malcolm M.B. Sterrett
-------------------------
Malcolm M.B. Sterrett                           Director                                        March 30, 2000


                                                Director                                        March 30, 2000
----------------------
John C. Boland



/S/ David S. Aldrich                            President, Chief Executive                      March 30, 2000
--------------------                            Officer (Principal Executive Officer)
David S. Aldrich



/S/  Thomas J. Ferrara                          Vice President, Finance & Acct.                 March 30, 2000
----------------------                          (Principal Financial Officer
Thomas J. Ferrara                               & Principal Accounting Officer)


                               Telos Corporation
                                 Exhibit Index



Exhibit
Number                        Exibit Name                             Page
------                        -----------                             ----
10.91                         Asset Purchase Agreement, dated
                              September 29, 1999 between Telos
                              Corporation (Maryland), Telos
                              Corporation (California), Telos
                              Field Engineering, Inc. and TFE
                              Technology Holdings, Inc.

10.92                         Letter to Bank of America concerning
                              Enterworks private placement

10.93                         Form of Enterworks Subdebt conversion
                              letter

10.94                         Form of Telos Subdebt conversion
                              letter

10.95                         Listing of Subdebt conversion parties

10.95                         Transaction agreement between Telos
                              and Enterworks