Form 10-Q
period 2000-03-31
TELOS CORP
filed 2000-05-15
CIK 320121

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]                        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                                 YES       X         NO
                                         ----            -----

As of May 1, 2000 the registrant had 21,241,980 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 16

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION
                          ------ ---------------------


Item 1.       Financial Statements:

     Condensed Consolidated Statements of Operations for the Three Months

       Ended March 31, 2000 and 1999 (Unaudited)................................................................3

     Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
       and December 31, 1999....................................................................................4

     Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2000 and 1999 (Unaudited)................................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)...........................................6-10

Item 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations....................................................11-14


                          PART II.   OTHER INFORMATION
                          -------    -----------------


Item 1.        Legal Proceedings...............................................................................15

Item 3.        Defaults Upon Senior Securities.................................................................15

Item 6.        Exhibits and Reports on Form 8-K................................................................15

SIGNATURES.....................................................................................................16





                                                               PART I - FINANCIAL INFORMATION
                                                             TELOS CORPORATION AND SUBSIDIARIES
                                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          (UNAUDITED)

                                                                     (amounts in thousands)

                                                                       Three Months Ended
                                                                             March 31,
                                                                        ------------------
                                                                     2000                  1999
                                                                     ----                  ----
Sales

    Systems and Support Services                                   $19,161               $21,932
    Products                                                        12,933                16,699
                                                                    ------                ------
                                                                    32,094                38,631
Costs and expenses

    Cost of sales                                                   28,093                34,176
    Selling, general and administrative expenses                     4,210                 4,381
    Goodwill amortization                                               89                   132
                                                                    ------                ------
Operating loss                                                        (298)                  (58)
Other income (expenses)
    Other income                                                        20                    31
    Equity in net losses of Enterworks                                  --                (4,023)
    Interest expense                                                (1,137)               (1,550)
                                                                    -------               -------

Loss before taxes                                                   (1,415)               (5,600)
Income tax benefit                                                     487                 1,478
                                                                    ------                ------
Net loss                                                            $( 928)              $(4,122)
                                                                    =======              ========
















         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                           TELOS CORPORATION AND SUBSIDIARIES
                                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (amounts in thousands)
                                                                         (Unaudited)

                                                                            ASSETS


                                                          MARCH 31, 2000                DECEMBER 31, 1999
                                                          --------------                -----------------
Current assets
     Cash and cash equivalents (includes restricted cash of
        $54 at March 31, 2000 and December 31, 1999)          $    150                       $    315
     Accounts receivable, net                                   28,129                         27,030
     Inventories, net                                            4,311                          4,779
     Deferred income taxes, current                              5,001                          4,802
     Other current assets                                          184                             83
                                                                ------                         ------
         Total current assets                                   37,775                         37,009

Property and equipment, net of accumulated depreciation of
     $8,714 and $23,093, respectively                           12,280                         12,236
Goodwill                                                         4,195                          4,284
Investment in Enterworks                                            --                             --
Deferred income taxes, long term                                 3,266                          2,930
Other assets                                                       491                            427
                                                                ------                         ------
                                                              $ 58,007                      $  56,886
                                                                ======                         ======



                                                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities

     Accounts payable                                          $ 8,126                        $13,792
     Other current liabilities                                   3,581                          3,421
     Unearned revenue                                            6,582                          5,183
     Accrued compensation and benefits                           7,165                          7,645
                                                                 -----                         ------
         Total current liabilities                              25,454                         30,041

Senior credit facility                                          23,241                         16,508
Senior subordinated notes                                        8,537                          8,537
Capital lease obligations                                       11,266                         11,362
                                                                ------                         ------
         Total liabilities                                      68,498                         66,448
                                                                                               ------

Redeemable preferred stock

     Senior redeemable preferred stock                           6,160                          6,054
     Redeemable preferred stock                                 37,360                         36,975
                                                                ------                         ------
         Total preferred stock                                  43,520                         43,029

Stockholders' investment

     Common stock                                                   78                             78
     Capital in excess of par                                       --                             --
     Retained deficit                                          (54,089)                       (52,669)
                                                               --------                        ------
         Total stockholders' investment                        (54,011)                       (52,591)
                                                                ------                         ------
                                                               $58,007                        $56,886
                                                               =======                         ======






         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                             TELOS CORPORATION AND SUBSIDIARIES
                                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         (UNAUDITED)

                                                                    (amounts in thousands)


                                                                            Three Months
                                                                           Ended March 31,
                                                                       -----------------------
                                                                       2000               1999
                                                                       ----               ----
Operating activities:
     Net loss                                                          $ (928)       $ (4,122)
     Adjustments to reconcile net loss to
       cash (used in) provided by operating activities:
         Gain on sale of fixed assets                                      --             (88)
         Depreciation and amortization                                    415           1,027
         Goodwill amortization                                             89             132
         Other non-cash items                                             124             666
         Changes in assets and liabilities, net                        (6,119)         17,422
                                                                       -------         ------
         Cash (used in) provided by operating activities               (6,419)         15,037
                                                                       -------         ------

Investing activities:
     Proceeds from sale of fixed assets                                    --             171
     Purchase of property and equipment                                  (392)           (382)
     Investment in capitalized software and other assets                   --            (762)
         Cash used in investing activities                             ------            ----
                                                                         (392)           (973)
                                                                       ------            ----

Financing activities:
     Proceeds from (repayments of) senior credit
     facility, net                                                      6,733         (13,983)
     Payments under capital leases                                        (87)           (102)
                                                                       -------         ------
         Cash provided by (used in) financing activities                6,646         (14,085)
                                                                       ------          ------

Decrease in cash and cash equivalents                                    (165)            (21)
Cash and cash equivalents at beginning of period                          315             408
                                                                        -----          ------
Cash and cash equivalents at end of period                           $    150         $   387
                                                                     ========          ======


















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1.       GENERAL

         The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries, Telos Corporation (California), and Telos International Corporation (collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. The Company expects to adopt the provisions of SAB 101 (as amended by SAB 101A which deferred the implementation date by one quarter) on April 1, 2000. Management does not anticipate the adoption of SAB 101 to have a material impact on its results of operations or financial condition.

     In April 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation; Interpretation of APB Opinion No.25" ("FIN 44"). The Company is evaluating the provisions of FIN 44.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 2.  DECONSOLIDATION OF ENTERWORKS, INC. SUBSIDIARY

         On December 30, 1999, Enterworks, Inc. ("Enterworks"), a majority-owned subsidiary of the Company, completed a private placement of 21,739,127 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price of $1.15 per share. The sale generated gross proceeds of $25,000,000. In addition, the Company entered into a series of concurrent transactions pursuant to which the Company's voting interest in Enterworks was reduced to approximately 34.8%. The concurrent transactions were as follows:

1. The Company converted approximately $7.6 million of its Senior Subordinated Notes, Series B, C and D held by investors, plus the accrued interest and the waiver of prepayment premium associated with these notes, into shares of Enterworks' Common Stock owned by the Company at an exchange ratio of one share of Enterworks' Common Stock for each $1.00 principal amount of notes payable. These subordinated notes had a maturity date of October 1, 2000.

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

         As a result of the reduction of the Company's ownership percentage in Enterworks the Company changed its method of accounting for its investment in Enterworks from the consolidation method to the equity method. Pursuant to this change the Company's interest in the losses of Enterworks have been reported separately as "Equity in Net Losses of Enterworks" in the Company's consolidated statement of operations for the three months ended March 31, 2000. Additionally, the Company established an "Investment in Enterworks" account in accordance with APB 18. As of March 31, 2000 and December 30, 1999, respectively, the balance is zero in the Investment in Enterworks account due to the fact that the Company's share of cumulative losses exceeds its investment basis.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3.  SALE OF ASSETS

     On September 29, 1999, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering, Inc. ("TFE"), to TFE Technology Holdings, LLC ("TFE Holdings"), an affiliate of Carr & Company, for $10 million. As a result of this sale, the Company recorded a gain of $4.7 million in its consolidated statement of operations for the year ended December 31, 1999. This gain included a write-off of $2.1 million of goodwill allocated to TFE operations. The Company and TFE Holdings entered into a one-year corporate services agreement on the date of the sale. Under the terms of the Agreement, Telos will continue to provide certain administrative support functions to TFE Holdings, including but not limited to finance and accounting and human resources, in return for a monthly payment.

NOTE 4.  DEBT OBLIGATIONS

Senior Credit Facility

         The Company has a $35 million Senior Credit Facility ("the Facility") with a bank which matures on July 1, 2001. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in Enterworks, Inc. The amount of available borrowings fluctuates based on the underlying asset borrowing base. At March 31, 2000, the Company was not in compliance with several covenants contained within the Facility, including covenants relating to certain leverage, net worth, tangible capital and fixed charge coverage goals. The bank has waived this non-compliance.

Senior Subordinated Notes

         In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. Both the Series B and Series C Notes have a maturity date of April 1, 2001 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At March 31, 2000, the prepayment premium that would be due upon a triggering event is $6.8 million.

         In conjunction with the Enterworks private placement offering (Note 2), the Company retired approximately $1.0 million of Series B Notes, and $4.8 million of Series C Notes in exchange for shares of Enterworks' common stock owned by the Company at an exchange ratio of one share of Enterworks' common stock for each $1.00 principal amount of notes payable. In addition to the retirement of these notes, accrued interest of approximately $300,000 was forgiven and the holders of these notes waived their rights to the prepayment premium associated with these notes.

         The balances of the Series B and Series C Notes were $5.5 million and $3.0 million, respectively, at March 31, 2000 and December 31, 1999.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5.       PREFERRED STOCK

SENIOR REDEEMABLE PREFERRED STOCK

         The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At March 31, 2000 and December 31, 1999 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,160,000 and $3,054,000, respectively.

12% CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

         A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock") pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the three months ended March 31, 2000 was $385,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

         At March 31, 2000, the Company has two reportable segments: Systems and Support Services and Products. The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

         Summarized financial information concerning the Company's reportable segments for the three months ended March 31, 2000 and 1999 is shown in the following table. The "other" column includes corporate related items. Enterworks, Inc. (Note 2) was disclosed as a segment in 1999 filed reports and therefore it is still identified as a segment in the 1999 captions below.

                                 Systems and
                                 Support Services      Products        Enterworks        Other            Total

       MARCH 31, 2000
External Revenues                  $ 19,161            $ 12,933       $      --        $     --         $ 32,094
Intersegment Revenues              $     --            $     --       $      --        $     --         $     --
Gross Profit                       $  2,704            $  1,297       $      --        $     --         $  4,001
Segment profit (loss)              $     44            $   (253)      $      --        $     --         $   (209)
Total assets                       $ 15,139            $ 18,940       $      --        $ 23,928         $ 58,007
Capital Expenditures               $    192            $      2       $      --        $    198         $    392
Depreciation & Amortization        $    131            $     69       $      --        $    304         $    504

       MARCH 31, 1999

External Revenues                  $ 21,932            $ 16,699       $      --        $     --         $ 38,631
Intersegment Revenues              $    151            $     --       $      --        $     --         $    151
Gross Profit                       $  3,637            $    818       $      --        $     --         $  4,455
Segment profit (loss)              $   (649)           $    723       $      --        $     --         $     74
Total assets                       $ 43,281            $  3,647       $   5,595        $ 18,517         $ 71,040
Capital Expenditures               $     34            $      6       $     302        $     40         $    382
Depreciation & Amortization        $    235            $     65       $     529        $    330         $  1,159

         The  Company  does not have  material  international  revenues,  profit
(loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 12 separate facilities located in 4 states and Europe and Asia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Sales for the first three months of 2000 were $32.1 million, a decrease of $6.5 million or 16.9% as compared to the same 1999 period. This decrease was primarily attributable to a $2.8 million decline in sales from the Company's Systems and Support Services Group, which was impacted by the sale of the Company's field engineering division ("TFE") in September 1999. The decrease was also attributable to a decline in the Company's Product Group sales of $3.7 million which was primarily due to the protracted start up period of its Infrastructure Solutions 1 contract which was the follow-on to the Small Multi-user Computer II ("SMCII") contract which expired in April 1999.

     Operating losses through the first three months of 2000 were approximately $298,000 as compared to an operating loss of $58,000 during the same 1999 period. Operating profitability declined principally because of the reduced sales volume discussed above.

         Total backlog from existing contracts was approximately $229.2 million and $242.2 million as of March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, the funded backlog of the Company totaled $56.8 million, an increase of $12.1 million from December 31, 1999. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

RESULTS OF OPERATIONS

         The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three-month periods ended March 31, 2000 and 1999 were as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                            -------------------------
                                                              2000              1999
                                                              ----              ----
Sales                                                       100.0%             100.0%
Cost of sales                                               (87.5)             (88.5)
SG&A expenses                                               (13.1)             (11.3)
Goodwill amortization                                        (0.3)              (0.3)
                                                             -----             ------
Operating loss                                               (0.9)              (0.1)
Equity in net losses of Enterworks                              --             (10.4)
Other income                                                    --                --
Interest expense                                             (3.5)              (4.0)
                                                             -----             ------
Loss before taxes                                            (4.4)             (14.5)
Income tax benefit (provision)                                1.5                3.8
                                                             ----             ------
Net loss                                                     (2.9)%            (10.7)%
                                                             ======             ====


FINANCIAL DATA BY MARKET SEGMENT

         Sales, gross profit, and gross margin by market segment for the first quarter of 2000 and 1999 were as follows:

                                                                            Three Months Ended
                                                                                 MARCH 31,
                                                                            ------------------
                                                                         2000                   1999
                                                                         ----                   ----

                                                                          (amounts in thousands)
Sales:
     Systems and Support Services                                      $19,161                 $21,932
     Products                                                           12,933                  16,699
                                                                        ------                  ------
         Total                                                         $32,094                 $38,631
                                                                        ======                  ======

Gross Profit:
     Systems and Support Services                                      $ 2,704                 $ 3,637
     Products                                                            1,297                     818
                                                                         -----                     ---
         Total                                                         $ 4,001                 $ 4,455
                                                                         =====                   =====
Gross Margin:
     Systems and Support Services                                         14.1%                   16.6%
     Products                                                             10.0%                    4.9%
         Total                                                            12.5%                   11.5%

         For the three-month period ended March 31, 2000, sales decreased by $6.5 million, or 16.9%, to $32.1 million from $38.6 million for the comparable 1999 period. Of the $6.5 million decrease, $2.8 million was attributable to the Systems and Support Services Group. The Group's comparable revenues were impacted by the sale of the Company's field engineering division ("TFE") in September 1999. The TFE division generated sales of $8.3 million in the first quarter of 1999. The decrease in the Group's revenue was partially offset by increases in the Company's Ft. Monmouth and Ft. Sill contracts and increases in the Company's information security and advanced messaging businesses. The overall decline in sales was also attributable to a decrease in the Company's Product Group Sales of $3.7 million primarily due to the protracted start up period of its Infrastructure Solutions 1 Contract.

         Cost of sales was 87.5% of sales the three-month period ended March 31, 2000, as compared to 88.5% in the comparable 1999 period. The decrease in cost of sales as a percentage of sales primarily resulted from the increase of the Company's new business area's portion of total Company sales. The Company's new businesses, such as information security, wireless, enterprise management and advanced messaging, have higher margin sales than all other groups.

         Gross profit decreased by approximately $500,000 in the first quarter of 2000 to $4.0 million from $4.5 million in the comparable 1999 period as a result of the decline in sales discussed above. Total Company gross margins were 12.5% and 11.5% for the three-month periods ended March 31, 2000 and 1999, respectively.

         Selling, general and administrative costs decreased for the three-month period by approximately $200,000 to $4.2 million in 2000 from $4.4 million in 1999. This decrease is primarily due to the sale of TFE in September 1999. The Company no longer funds the general and administrative effort for that division. SG&A as a percentage of sales were 13.1% and 11.3% for the three-month periods ended March 31, 2000 and 1999, respectively.

         Goodwill amortization expense was $89,000 for the three months ended March 31, 2000 compared to $132,000 for the period ended March 1999. The decrease in goodwill amortization was a result of the goodwill write-off associated with the sale of TFE.

         Operating profitability declined by $240,000 during the three months ended March 31, 2000 to approximately $298,000 in operating loss. The Company had an operating loss of $58,000 in the comparable period of 1999. The decrease in operating profit resulted primarily from the aforementioned decline in sales.

     Interest expense decreased by approximately $400,000 to $1.1 million during the three-month period ended March 31, 2000, from $1.5 million in the comparable period of 1999. The decrease was attributable to decreased debt levels in 2000.

     The Company recorded a tax benefit of approximately $500,000 and $1.5 million for the three-month periods ended March 31, 2000 and 1999, respectively, principally due to the net operating loss carryforwards generated by the Company.


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2000, the Company used $6.4 million of cash in its operating activities. This cash was used to reduce the Company's accounts payable balance of $5.7 million and fund losses incurred in operations. Cash used in investing activities was $392,000. Cash was provided by financing activities during the quarter under borrowings under the Company's credit facility of $6.7 million.

     At March 31, 2000, the Company had outstanding debt and long term obligations of $43.0 million, consisting of $23.2 million under the secured senior credit facility, $8.5 million in subordinated debt, and $11.3 million in capital lease obligations. The Company believes it will generate enough funds in the ordinary course of business during the next twelve months to fund its operations and service its debt and capital lease obligations.

         At March 31, 2000, the Company had an outstanding balance of $23.2 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2001 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in Enterworks). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. At March 31, 2000, the Company, under its borrowing base formula, had $1.4 million of unused availability. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At March 31, 2000, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. The Company expects to adopt the provisions of SAB 101 (as amended by SAB 101A which deferred the implementation date by one quarter) on April 1, 2000. Management does not anticipate the adoption of SAB 101 to have a material impact on its results of operations or financial condition.

     In April 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation; Interpretation of APB Opinion No.25" ("FIN 44"). The Company is evaluating the provisions of FIN 44.

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

         The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate in 1999 was 9.89%. This facility expires on July 1, 2001 and has an outstanding balance of $23.2 million at March 31, 2000.

         The Company's other long-term debt at March 31, 2000 consists of Senior Subordinated Notes B and C which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes mature as to principal in the aggregate amount of $8,537,000 on April 1, 2001. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or of cash flows.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

SENIOR PREFERRED STOCK

         The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends, accrued for financial reporting purposes, are $3,160,000 for the Series A-1, A-2 Preferred stock at March 31, 2000.

12% CUMULATIVE EXCHANGEABLE REDEEMABLE PREFERRED STOCK

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash, (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of March 31, 2000 accrued for financial reporting purposes totaled $2.6 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $18,677,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

                  27       Financial Data Schedule

        (b)   Reports on Form 8-K: Report on Form 8-K  filed  January  18,  2000
                                   concerning   the   deconsolidation   of   the
                                   Company's Enterworks subsidiary.


        Items 2, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      MAY 15, 2000                                        TELOS CORPORATION


                                                          /S/  THOMAS J. FERRARA
                                                          ----------------------
                                                               Thomas J. Ferrara
                                                   (Principal Financial Officer)