Form 10-Q
period 2000-06-30
TELOS CORP
filed 2000-08-14
CIK 320121

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2000

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


                         Registrant's Telephone Number,

                       including area code: (703) 724-3800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of August 1, 2000, the registrant had 21,241,980 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 24
                                                     --

                                   TELOS CORPORATION AND SUBSIDIARIES

                                                 INDEX

                                    PART I.   FINANCIAL INFORMATION
                                    ------    ---------------------



Item 1.        Financial Statements:
     Condensed Consolidated Statements of Operations for the

         Three and Six Months Ended June 30, 2000 and 1999 (unaudited).........................................4

     Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
         and December 31, 1999 ................................................................................5

     Condensed Consolidated Statements of Cash Flows for the

         Six Months Ended June 30, 2000 and 1999  (unaudited) .................................................6

     Notes to Condensed Consolidated Financial Statements (unaudited).......................................7-19

Item 2.        Management's Discussion and Analysis of Financial

               Condition and Results of Operations.........................................................20-23

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....................................23



                                      PART II.   OTHER INFORMATION
                                      -------    -----------------


Item 1.        Legal Proceedings..............................................................................24

Item 3.        Defaults Upon Senior Securities................................................................24

Item 6.        Exhibits and Reports on Form 8-K...............................................................24

SIGNATURES....................................................................................................25


                         PART I - FINANCIAL INFORMATION

                       TELOS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                             (amounts in thousands)

                                                       Three Months Ended                 Six Months Ended

                                                             June 30,                          June 30,
                                                             --------                          --------

                                                       2000            1999              2000              1999
                                                       ----            ----              ----              ----

Sales

    Systems and Support Services                       $16,759        $23,068            $32,459          $43,402
    Products                                            15,046         30,876             29,297           47,979
    Xacta                                                3,671          2,196              5,814            3,390
                                                        ------         ------             ------           ------
                                                        35,476         56,140             67,570           94,771
Costs and expenses

    Cost of sales                                       29,402         46,418             57,495           80,594
    Selling, general and administrative expenses         4,237          4,073              8,447            8,454
    Goodwill amortization                                   90            132                179              264
                                                        ------         ------             ------           ------
Operating income                                         1,747          5,517              1,449            5,459
Other income (expenses)
Equity in net losses of Enterworks                          --         (5,145)                --           (9,168)
Other income                                                18             21                 38               52
Interest expense                                        (1,226)        (1,469)            (2,363)          (3,019)
                                                        ------         ------             ------           ------

Income(loss) before taxes                                  539         (1,076)              (876)          (6,676)

Income tax(provision)benefit                              (304)            71                183            1,548
                                                          -----         -----             ------           ------

Net income (loss)                                      $   235        $(1,005)           $  (693)         $(5,128)
                                                        ======        ========           ========         ========





















           The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                             (amounts in thousands)

                                     ASSETS

                                                                   June 30, 2000                 December 31, 1999
                                                                   -------------                 -----------------
Current assets
    Cash and cash equivalents (includes
       restricted cash of $54 at June 30,
      2000 and December 31, 1999)                                    $    313                       $    315
    Accounts receivable, net                                           28,114                         27,030
    Inventories, net                                                    5,008                          4,779
    Deferred income taxes, current                                      5,129                          4,802
    Other current assets                                                  570                             83
                                                                       ------                         ------
       Total current assets                                            39,134                         37,009

Property and equipment, net of accumulated depreciation
  of $9,059 and $23,093, respectively                                  12,307                         12,236
Goodwill, net                                                           4,106                          4,284
Investment in Enterworks                                                   --                             --
Deferred income taxes, long term                                        2,886                          2,930
Other assets                                                              511                            427
                                                                       ------                         ------
                                                                     $ 58,944                       $ 56,886
                                                                       ======                         ======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities

     Accounts payable                                                $  9,618                        $13,792
     Other current liabilities                                          2,533                          3,421
     Unearned revenue                                                   6,544                          5,183
     Senior subordinated notes                                          8,537                             --
     Accrued compensation and benefits                                  8,191                          7,645
                                                                       ------                         ------
       Total current liabilities                                       35,423                         30,041

Senior credit facility                                                 22,069                         16,508
Senior subordinated notes                                                  --                          8,537
Capital lease obligations                                              11,190                         11,362
                                                                       ------                         ------

       Total liabilities                                               68,682                         66,448

Redeemable preferred stock

     Senior redeemable preferred stock                                  6,266                          6,054
     Redeemable preferred stock                                        39,656                         36,975
                                                                       ------                         ------

       Total preferred stock                                           45,922                         43,029
                                                                       ------                         ------

Stockholders' investment

     Common stock                                                          78                             78
     Capital in excess of par                                              --                             --
     Retained deficit                                                 (55,738)                       (52,669)
                                                                       -------                       --------

       Total stockholders' investment (deficit)                       (55,660)                       (52,591)
                                                                       -------                        ------
                                                                     $ 58,944                       $ 56,886
                                                                       ======                        =======

                  The accompanying notes are an integral part of these
                        condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (amounts in thousands)

                                                                                            Six Months
                                                                                           Ended June 30,
                                                                                           --------------
                                                                                       2000              1999
                                                                                       ----              ----

Operating activities:
  Net loss                                                                            $  (693)         $(5,128)
    Adjustments to reconcile net loss to cash (used in)
     provided by operating activities:
       Gain on sale of fixed assets                                                        --              (88)
       Depreciation and amortization                                                      829            2,146
       Goodwill amortization                                                              179              264
       Other noncash items                                                                344            1,003
       Changes in assets and liabilities                                               (5,098)          14,283
                                                                                        -----           ------
         Cash (used in) provided by operating activities                               (4,439)          12,480
                                                                                       -------          ------

Investing activities:
  Proceeds from sale of fixed assets                                                       --              171
  Investment in capitalized software and other assets                                      --             (762)
  Purchase of property and equipment                                                     (961)            (666)
                                                                                        -------        -------
         Cash used in investing activities                                               (961)          (1,257)
                                                                                       -------          -------
Financing activities:
  Proceeds from (repayment of) borrowings under senior credit facility                  5,561          (10,688)
  Payments under capital leases                                                          (163)            (191)
                                                                                         ----             ----

         Cash provided by (used in) financing activities                                5,398          (10,879)
                                                                                        ------        --------
  (Decrease) increase in cash and cash equivalents                                         (2)             344

   Cash and cash equivalents at beginning  of period                                      315              408
                                                                                       ------          -------
     Cash and cash equivalents at end of period                                       $   313          $   752
                                                                                      =======          =======





        The accompanying  notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.  General

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries (collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles.
Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133, an amendment of FASB Statement No. 133" is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS 133. SFAS 138 amends SFAS 133 to 1)expand the scope of the "normal sales and normal purchases" exception; 2)introduce the benchmark rate as an interest rate that may be hedged; 3)permit a recognized foreign currency denominated asset to be hedged and; 4)allow certain intercompany derivatives that are offset net to be designated as hedging instruments. The Company does not anticipate SFAS 138 to have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB101")to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. The Company expects to adopt the provisions of SAB 101 (as amended by SAB 101B which deferred the implementation date by three quarters) on October 1, 2000. Management does not anticipate the adoption of SAB 101 to have a material impact on its results of operations or financial condition.

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

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
3. Enterworks' payable to the Company, which was approximately $24.4 million at December 30, 1999, was cancelled in its entirety before the issuance of Series A Preferred Stock. The forgiveness of the payable increased the Company's investment in Enterworks. Funding required to cover Enterworks' working capital needs from November 30, 1999 to the date of closing was funded by the Company and was repaid through collections from Enterworks' trade accounts receivable. This funding approximated $2.0 million. This forgiveness of intercompany debt is deemed by management to be a normal occurrence of a capital raising transaction.

4. Enterworks issued 4,000,000 shares of Enterworks' Common Stock to Telos concurrent with the issuance of the Enterworks' Series A Preferred Stock. This issuance increased the Company's investment in Enterworks as it increased the number of shares the Company owned in Enterworks.

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

         As a result of the reduction of the Company's ownership percentage in Enterworks the Company changed its method of accounting for its investment in Enterworks from the consolidation method to the equity method. Pursuant to this change the Company's interest in the losses of Enterworks have been reported separately as "Equity in Net Losses of Enterworks" in the Company's consolidated statement of operations for the six months ended June 30, 2000. Additionally, the Company established an "Investment in Enterworks" account in accordance with APB 18. As of June 30, 2000 and December 31, 1999, respectively, the balance is zero in the Investment in Enterworks account due to the fact that the Company's share of cumulative losses exceeds its investment basis.

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

Note 4.   Debt Obligations

Senior Credit Facility

         The Company has a $35 million Senior Credit Facility ("Facility") with a bank that matures on July 1, 2001. As of July 1, 2000, the Facility will be classified as a current liability as the Facility will have a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in Enterworks, Inc. The amount of available borrowings fluctuates based on the underlying asset borrowing base.

Senior Subordinated Notes

        In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Fixed assets of the Company collateralize Series B Notes. Series C Notes are unsecured. Both the Series B and Series C Notes have a maturity date of April 1, 2001 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At June 30, 2000, the prepayment premium that would be due upon a triggering event is $7.4 million.

         In conjunction with the Enterworks private placement offering (Note 2), the Company retired approximately $1.0 million of Series B Notes, and $4.8 million of Series C Notes, in exchange for shares of Enterworks' common stock owned by the Company at an exchange ratio of one share of Enterworks' common stock for each $1.00 principal amount of notes payable. In addition to the retirement of these notes, accrued interest of approximately $300,000 was forgiven and the holders of these notes waived their rights to the prepayment premium associated with these notes.

         The balances of the Series B and Series C Notes were $5.5 million and $3.0 million, respectively, at June 30, 2000 and December 31, 1999. At June 30, 2000, the Series B and Series C notes are classified as current liabilities as they have a term of less than one year.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 5.       Preferred Stock

Senior Redeemable Preferred Stock

         The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At June 30, 2000 and December 31, 1999 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,266,000 and $3,054,000 respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

         A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the six months ended June 30, 2000 was $770,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

         The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $20,588,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Note 6.  Reportable Business Segments

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. At the beginning of the second quarter 2000, management determined that it evaluates the financial performance of the Company in three reportable operating segments:

          Systems and Support Services: provides software development and support services for software including technology insertion, system redesign and software re-engineering. This segment consists of two divisions - solutions and international.

          Products: delivers enterprise integration and networking infrastructure solutions to its customers. These solutions include providing commercial hardware, software and services to its customers. This group is capable of staging, installing and deploying large network infrastructures with virtually no disruption to customer's ongoing operations.

          Xacta:  an emerging  e-commerce  integrator  providing  "B2B"  trusted
     e-marketplace solutions to global 2000 companies and emerging digital businesses. Xacta professionals architect, engineer, integrate and support complex "B2B" e-marketplaces and extranets, focusing on security, reliability, scalability and integration with existing systems and processes.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

         Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 2000 and 1999 is shown in the following table. The "other" column includes corporate related items.

          Enterworks, Inc. (Note 2) was disclosed as a segment in 1999 filed reports and therefore it is still identified as a segment in the 1999 captions below.

                  Systems and
                  Support Services     Products    Xacta    Enterworks    Other (1)       Total
                  ----------------     --------    -----    ----------    ---------        -----
June 30, 2000
External Revenues     $16,759         $ 15,046   $ 3,671     $   --       $       --      $35,476
Intersegment Revenues      88               --        --         --               --           88
Gross Profit            2,689            2,055     1,330         --               --        6,074
Segment profit(loss)(3) 1,250              424       163         --               --        1,837
Total assets           11,596           17,375     5,433         --           24,540       58,944
Capital Expenditures       13              219       126         --              211          569
Depreciation &
 Amortization(2)      $   111         $     73   $    12     $   --       $      308      $   504


                  Systems and
                  Support Services     Products    Xacta    Enterworks    Other (1)        Total
                  ----------------     --------    -----    ----------    ---------        -----

June 30, 1999

External Revenues     $23,068          $30,876   $ 2,196     $  --        $     --        $56,140
Intersegment Revenues      --              --        151        --              --            151
Gross Profit            4,181            4,205     1,336        --              --          9,722
Segment profit(loss)(3) 3,137            2,198       314        --              --          5,649
Total assets           26,200           13,766     4,237     6,190          26,402         76,795
Capital Expenditures       10                3        24       133             114            284
Depreciation &
 Amortization(2)      $   229          $    56   $     8     $ 635        $    323        $ 1,251


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

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
Note 7. Subsequent Event

     On July 28, 2000, the Company entered into a Subscription Agreement with certain investors ("Investors"), which provided for the formation of an Oklahoma Limited Liability Company named Telos OK, L.L.C. ("Telos OK"). The Company contributed all of the assets of its Digital Systems Test and Training
Simulators ("DSTATS") business as well as its Government Contract with the Department of the Army at Ft. Sill (hereafter referred to as the Company's Ft. Sill business) to Telos OK. The Investors contributed $3.0 million in cash to Telos OK, and at closing Telos OK borrowed $4.0 million cash from a bank. The Company and the Investors have each guaranteed the loan of Telos OK. The Company has guaranteed $2 million and the Investors have guaranteed $1 million. In addition, Telos OK entered into a $500,000 senior credit facility with the same bank, which expires August 1, 2001. Borrowings under the facility, should there be any, will be collateralized by certain assets of Telos OK (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each, when and if drawn.

         In compliance with the subscription agreement, on the closing date the following consideration was given to the Company for its contribution of assets to Telos OK:

     The Company received $6 million in cash, retained $2.5 million in trade receivables of the Ft. Sill and DSTATS businesses, and received a $500,000 receivable from Telos OK for a total consideration of $ 9 million for the contribution of the net assets.

     The Company and the Investors on the closing date will each own a 50% voting membership interest in Telos OK, and have signed an operating agreement which provides for three subclasses of membership units, Classes A, B and C. The ownership of these classes is as follows and can change upon Class B redemption:

Class A - owns 20% of Telos OK. The Company and the Investors each own 50% of the 200,000 units of this class. This class has all voting rights of Telos OK and has the sole right to elect the directors of Telos OK. The units in this class do not have redemptive rights.

Class B - owns 40% of Telos OK. The Investors own all 2.9 million units of this class. This class does not have voting rights, but can request the redemption of all or a portion of the units Class B outstanding beginning one year after the closing date, subject to certain restrictions. Class B can redeem no more than 500,000 units per quarter at a price of $1.00 per unit, and such redemption can only be made from the excess cash flow of Telos OK as defined in the agreement.

Class C- owns 40% of Telos OK. The Company owns all 2.9 million units of this class. This class does not have voting rights, and has the same redemptive rights as class B above, except that no right of redemption will exist until all Class B units have been redeemed. In addition, when any of the Class B units have been redeemed, the Company will receive a warrant to purchase a number of Class C units equal to the amount of the Class B units redeemed at a price of $0.01 per unit.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

     As indicated in the operating agreement, one of the Investors will initially serve as Chairman of the Board and may designate a Secretary, and David Aldrich, President and CEO of the Company, and Thomas Ferrara, Treasurer of the Company, will initially serve in those same capacities for Telos OK. The Company has entered into a corporate services agreement with Telos OK whereby the Company will provide certain administrative support functions to Telos OK, including but not limited to finance and accounting and human resources, in return for a monthly payment.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

         The following unaudited Pro Forma Consolidated Balance Sheet as of June 30, 2000 presents the pro forma impact of the transaction as if it occurred on June 30, 2000. The unaudited Pro Forma Consolidated Statements of Operations for the year ended December 31, 1999 and for the six months ended June 30, 2000 ("pro forma financial information") present the pro forma effect of the transaction as if it occurred as of January 1, 1999.

     The objective of pro forma financial information is to provide investors with information about the estimated continuing impact of particular completed or probable transactions by indicating how the transactions might have affected historical financial statements had they occurred at an earlier date.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                       TELOS CORPORATION AND SUBSIDIARIES

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (Unaudited)

                             (amounts in thousands)


                                                                        Elimination
                                                      Form 10-Q        of Operations                    Pro Forma
                                                       Balances         of Telos OK      Adjustments     Balances
                                                       --------          ----------      -----------     --------

Sales
    Systems and Support Services                       $32,459          $(11,565)(d)      $    --        $20,894
    Products                                            29,297                --               --         29,297
    Xacta                                                5,814                --               --          5,814
                                                        ------           -------              ---         ------
                                                        67,570           (11,565)              --         56,005
Costs and expenses

    Cost of sales                                       57,495            (9,558)(d)           --         47,937
    Selling, general and administrative expenses         8,447                --               --          8,447
    Goodwill amortization                                  179                --               --            179
                                                       -------             -----            -----         ------
Operating income (loss)                                  1,449            (2,007)              --           (558)
Other income (expenses)
    Equity in net losses of Enterworks                      --                --               --             --
    Equity in earnings of Telos OK                          --                --            1,004 (e)      1,004
    Other income                                            38                --               --             38
    Interest expense                                    (2,363)               --               --         (2,363)
                                                        ------               ---              ---        --------

(Loss) income before taxes                                (876)           (2,007)           1,004         (1,879)

Income tax benefit                                         183                --              459 (f)        642
                                                           ---             -----           -------          ----

Net (loss)income                                      $   (693)          $(2,007)        $  1,463        $(1,237)
                                                       ========          ========        ========        ========











Please see Notes to the unaudited Pro Forma Consolidated Statement of Operations and Consolidated Balance Sheet.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                       TELOS CORPORATION AND SUBSIDIARIES

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                   (Unaudited)

                             (amounts in thousands)


                                                                       Elimination
                                                       Form 10-K      of Operations                      Pro Forma
                                                        Balances       of Telos OK        Adjustments     Balances
                                                       --------          --------         -----------     --------
Sales

    Systems and Support Services                         $93,538        $(19,614)(d)      $    --        $73,924
    Products                                              77,826              --               --         77,826

    Enterworks                                                --              --               --             --
                                                        --------        --------              ---        -------
                                                         171,364         (19,614)              --        151,750
Costs and expenses

    Cost of sales                                        151,216         (17,806)(d)           --        133,410
    Selling, general and administrative expenses          17,459              --               --         17,459
    Goodwill amortization                                    489              --               --            489
                                                         -------           -----            -----         ------
Operating income (loss)                                    2,200          (1,808)              --            392
Other income (expenses)
    Equity in net losses of Enterworks                   (18,765)             --               --        (18,765)
    Equity in earnings of Telos OK                            --              --              904 (e)        904
    Other income                                              67              --               --             67
    Gain on sale of assets                                 4,731              --               --          4,731
    Interest expense                                      (6,065)             --               --         (6,065)
                                                           ------            ---              ---        --------

(Loss) income before taxes                               (17,832)         (1,808)             904        (18,736)

Income tax benefit                                         7,853              --              404 (f)      8,257
                                                           -----           -----           -------        ------

(Loss) income before extraordinary item                   (9,979)         (1,808)           1,308        (10,479)

Extraordinary item                                         8,015              --               --          8,015
                                                           -----              --               --          -----

Net (loss)income                                      $   (1,964)        $(1,808)        $  1,308        $(2,464)
                                                       ==========        ========        ========        ========











Please see Notes to the unaudited Pro Forma Consolidated Statement of Operations and Consolidated Balance Sheet.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                       TELOS CORPORATION AND SUBSIDIARIES

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                AT JUNE 30, 2000

                                   (Unaudited)

                             (amounts in thousands)

                                     ASSETS

                                                                  Adjustments and
                                                      Form 10-Q    Contribution                       Pro Forma
                                                      Balances     to Telos OK       Adjustments       Balances
                                                      --------     -----------       -----------       --------
Current assets
    Cash and cash equivalents                        $   313          $6,500(a)      $  (500)(g)        $ 6,313
    Accounts receivable, net                          28,114          (1,322)b)           --             26,792
    Inventories, net                                   5,008              --              --              5,008
    Deferred income taxes, current                     5,129              --             367(f)           5,496
    Other current assets                                 570             (31)(b)         500(g)           1,039
                                                      ------          -------           -----           -------

       Total current assets                           39,134           5,147             367             44,648

Property and equipment, net                           12,307             (50)(b)          --             12,257
Goodwill, net                                          4,106          (1,232)(b)          --              2,874
Investment in Enterworks                                  --              --              --                 --
Investment in Telos OK                                    --              --              --                 --
Deferred income taxes, long term                       2,886              --              --              2,886
Other assets                                             511              --              --                511
                                                      ------          ------           ------            ------
                                                     $58,944          $3,865          $  367            $63,176
                                                      ======          ======           ======           =======

                             LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities

    Accounts payable                                 $ 9,618          $ (216)(b)      $   --            $ 9,402
    Other current liabilities                          2,533             (16)(b)         (92)(f)          2,425
    Unearned revenue                                   6,544              --              --              6,544
    Senior subordinated notes                          8,537              --              --              8,537
    Accrued compensation and benefits                  8,191          (1,873)(b)          --              6,318
                                                       -----           ------           -----            ------

       Total current liabilities                      35,423          (2,105)            (92)            33,226

Senior credit facility                                22,069              --              --             22,069
Capital lease obligations                             11,190              --              --             11,190
                                                      ------           -----           -----             ------
       Total liabilities                              68,682          (2,105)            (92)            66,485

Redeemable preferred stock

    Senior redeemable preferred stock                  6,266              --              --              6,266
    Redeemable preferred stock                        39,656              --              --             39,656
                                                      ------           ------           -----            ------

       Total preferred stock                          45,922              --              --             45,922
                                                      ------           ------           -----            ------

Stockholders' investment

    Common stock                                          78              --               --                78
    Capital in excess of par                              --           5,970 (c)           --             5,970
    Retained deficit                                 (55,738)             --              459(f)        (55,279)
                                                    --------           -----            ------          --------

    Total stockholders' investment                   (55,660)          5,970              459           (49,231)
                                                    --------           -----            ------          --------
                                                    $ 58,944          $3,865           $  367           $63,176
                                                    ========          ======           ======           =======



Please see Notes to the unaudited Pro Forma Consolidated Statement of Operations and Consolidated Balance Sheet.

                       TELOS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Pro Forma Adjustments

          The pro forma adjustments outlined below present adjustments related to the transaction:



a) Reflects the net receipt of $6.0 million from Telos OK in connection with the subscription agreement. The Company received $7.0 million less $1.0 million retained in the business of Telos OK.

b) Reflects the elimination of the June 30, 2000 FT. Sill and DSTATS businesses' accounts from the Company's balance sheet. These net assets consist of the following:

                                                        (in thousands)
        Accounts receivable                                  $ 1,322
        Property and equipment, net                               50
        Other current assets                                      31
        Goodwill                                               1,232
        Accounts payable                                        (216)
        Accrued expenses                                      (1,889)
                                                             -------
                                                             $   530
                                                             =======


c) Reflects the $6.0 million excess of the cash received over the net assets contributed. There is no impact on income from this transaction.

d) Reflects the adjustment to the Statements of Operations for the six month period ended June 30, 2000 and the year ended December 31, 1999 to separate the operations of the Ft. Sill and DSTATS businesses from the respective periods.

e) Reflects the Company's 50% interest in the net income of Telos OK for the six months ended June 30, 2000 and the year ended December 31, 1999.

f) Reflects the changes to the income tax provision and corresponding deferred tax assets and liabilities in order to present a stand-alone income tax provision for the Company in accordance with SFAS 109 for the six months ended June 30, 2000 and for the year ended December 31, 1999.

g) Reflects additional $500,000 to be received from Telos OK at a future date for the Company's contribution of receivables.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

         Sales for the first six months of 2000 were $67.6 million, a decrease of $27.2 million or 28.7% as compared to the same 1999 period. This decrease was primarily attributable to a $18.7 million decrease in sales from the Company's Products Group which experienced decreased sales from its Joint Recruitive Information Support Services Blanket Purchase Agreement. This decrease is also attributable to the sale of the Company's Field Engineering division ("TFE") in September 1999.

         Operating income through the first six months of 2000 was $1.4 million as compared to operating income of $5.5 million during the same 1999 period. Operating profitability declined principally as a result of the sale of TFE and the decline in sales in the Products Group as discussed above.

         Total backlog from existing contracts was approximately $237.2 million and $242.2 million as of June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, the funded backlog of the Company totaled $56.9 million, an increase of $12.2 million from December 31, 1999. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

         The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 2000 and 1999 are as follows:


                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                            ----------------------       ---------------------
                                                            2000            1999          2000            1999
                                                            ----            ----          ----            ----
Sales                                                       100.0%         100.0%          100.0%        100.0%
Cost of sales                                                82.9           82.7            85.1          85.0
SG&A expenses                                                11.9            7.3            12.5           8.9
Goodwill amortization                                         0.3            0.2             0.3           0.3
                                                            -----           ----            ----          ----

Operating income                                              4.9            9.8             2.1           5.8
Other income                                                  0.1             --             0.1           0.1
Equity in net losses of Enterworks                             --           (9.1)             --          (9.7)
Interest expense                                             (3.4)          (2.6)           (3.5)         (3.2)
Income tax(provision) benefit                                (0.9)           0.1             0.3           1.6
                                                             ----            ---             ---           ---

Net income (loss)                                             0.7%          (1.8)%          (1.0)%        (5.4)%
                                                              ===           ====             ===           ===


Financial Data by Market Segment

         Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:


                                                   Three Months Ended                      Six Months Ended
                                                       June 30,                               June 30,
                                                  -------------------                     -----------------
                                                    2000           1999                   2000            1999
                                                    ----           ----                   ----            ----

                                                                     (amounts in thousands)
Sales:
   Systems and Support Services                   $ 16,759       $ 23,068               $ 32,459       $ 43,402
   Products                                         15,046         30,876                 29,297         47,979
   Xacta                                             3,671          2,196                  5,814          3,390
                                                    ------         ------                -------         ------
         Total                                    $ 35,476       $ 56,140               $ 67,570       $ 94,771
                                                    ======         ======                =======         ======

Gross Profit:
   Systems and Support Services                   $  2,689       $  4,181               $  4,725       $  7,562
   Products                                          2,055          4,205                  3,423          5,134
   Xacta                                             1,330          1,336                  1,927          1,481
                                                     -----          -----                  -----         ------
         Total                                    $  6,074       $  9,722               $ 10,075       $ 14,177
                                                     =====         ======                 ======         ======

Gross Margin:
   Systems and Support Services                     16.1%           18.1%                  14.6%          17.4%
   Products                                         13.7%           13.6%                  11.7%          10.7%
   Xacta                                            36.2%           60.9%                  33.2%          43.7%
         Total                                      17.1%           17.3%                  14.9%          15.0%


         For the three month period ended June 30, 2000, sales decreased by $20.7 million, or 36.8% to $35.5 million from $56.1 million for the comparable 1999 period. Of the $20.7 million decrease, $15.8 million was attributable to the Products Group, which experienced decreased sales from its Joint Recruitive Information Support Services Blanket Purchase Agreement ("JRISS BPA"). The decrease in sales was also attributable to the Systems and Support Services Group, which experienced a decline of $6.3 million in sales for the three month period ended June 30, 2000 compared to the same period in 1999. This decline is mostly due to the sale of TFE in September 1999. TFE sales were $8.6 million for the second quarter of 1999. Offsetting these decreases was an increase in Xacta revenue of $1.5 million from second quarter 2000 compared to second quarter 1999. This increase is primarily due to increased sales in the Company's information security product line.

         Sales decreased $27.2 million or 28.7% to $67.6 million for the six months ended June 30, 2000, from $94.8 million for the comparable 1999 period. The decrease for the six month period includes an $18.7 million decrease in Product sales, a decrease of $10.9 million in Systems and Support Services revenue, partially offset by a $2.4 million increase in sales in its Xacta group. This decrease in the six month revenue is primarily due to the decrease in revenue from the JRISS BPA as well as the sale of TFE. These decreases were slightly offset by increased sales under the Information Security product line of $2.0 million.

     Cost of sales was 82.9% of sales for the quarter and 85.1% of sales for the six months ended June 30, 2000, as compared to 82.7% and 85.0% for the same periods in 1999. The slight increases in cost of sales as a percentage of sales are primarily attributable to a one-time high margin transaction with one of the Company's partners recorded in the second quarter of 1999.

     Gross profit decreased $3.6 million in the three-month period to $6.1 million in 2000, from $9.7 million in the comparable 1999 period. In the six month period, gross profit decreased $4.1 million to $10.1 million from $14.2 million in 1999. These declines are mostly attributable to the decreases in sales volume discussed above. Gross margins were 17.1% and 14.9%, respectively, for the three and six month periods of 2000 as compared to 17.3% and 15.0%, respectively, for the comparable periods of 1999.

     Selling, general, and administrative expense ("SG&A")increased by approximately $164,000 or 4.0%, to $4.2 million in the second quarter of 2000 from $4.1 million in the comparable period of 1999. For the six-month period of 2000, SG&A remained at $8.4 million compared to the same period in 1999.

     SG&A as a percentage of revenues increased to 11.9% for the second quarter of 2000 from 7.3% in the comparable 1999 period. SG&A as a percentage of revenues for the six-month period ended June 30, 2000 increased to 12.5% from 8.9% compared to the same period in 1999.

     Goodwill amortization expense decreased $42,000 for the comparative three-month periods of 2000 and 1999, and decreased by $85,000 to $179,000 for the six months ended June 30, 2000 compared to the same period in 1999. The reductions are due to a write off of the goodwill balance associated with the sale of TFE in September 1999.

     Operating income decreased by $3.8 million to $1.7 million in the three month period ended June 30, 2000 from $5.5 million of operating profit in the comparable 1999 period. Operating income decreased $4.0 million to $1.5 million for the six months ended June 30, 2000 from $5.5 million for the six month period ended June 30, 1999. These decreases in operating profit for the three and six-month periods are mostly attributable to the decrease in gross profit.

     Interest expense decreased approximately $200,000 to $1.2 million in the second quarter of 2000 from $1.4 million in the comparable 1999 period, and decreased approximately $700,000 to $2.3 million for the six months ended June 30, 2000 from $3.0 million for the comparable 1999 period. These decreases are due to decreased debt levels in 2000.

     The Company recorded an income tax provision for the three months ended June 30, 2000 of approximately $300,000. This tax provision was primarily attributable to provisions for state income taxes. The income tax benefit was $183,000 for the six months ended June 30, 2000. This tax benefit was principally due to the net operating loss carryforwards generated by the Company. The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company has a valuation allowance of approximately $600,000 for primarily state net operating losses it does not believe it will realize. The Company recorded income tax benefits of $71,000 and $1.5 million for the three and six months ended June 30, 1999, respectively. These tax benefits were also due to net operating loss carryforwards generated during the first quarter of 1999.

Liquidity and Capital Resources

     For the six months ended June 30, 2000, the Company used $4.4 million of cash in its operating activities. This cash was used to reduce the Company's accounts payable balance by $4.2 million and fund losses incurred in operations. Cash used in investing activities was approximately $1.0 million. Cash was provided by financing activities during the quarter under borrowings under the Company's credit facility of $5.6 million.

     At June 30, 2000, the Company had outstanding debt and long term obligations of $41.8 million, consisting of $22.1 million under the secured senior credit facility, $8.5 million in subordinated debt, and $11.2 million in capital lease obligations. The Company believes it will generate enough funds in the ordinary course of business during the next twelve months to fund its operations and service its debt and capital lease obligations.

     At June 30, 2000, the Company had an outstanding balance of $22.1 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2001 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in Enterworks). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting or Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133" is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS 133. SFAS 138 amends SFAS 133 to 1) expand the scope of the "normal sales and normal purchases" exception; 2) introduce the benchmark rate as an interest rate that may be hedged; 3) permit a recognized foreign currency denominated asset to be hedged and; 4) allow certain intercompany derivatives that are offset net to be designated as hedging instruments. The Company does not anticipate SFAS 138 to have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. The Company expects to adopt the provisions of SAB 101 (as amended by SAB 101B which deferred the implementation date by three quarters) on October 1, 2000. Management does not anticipate the adoption of SAB 101 to have a material impact on its results of operations or financial condition.

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

         The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate for the first six months of 2000 was 9.86%. This facility expires on July 1, 2001 and has outstanding balance of $22.1 million at June 30, 2000.

     The Company's other long-term debt at June 30, 2000 consists of Senior Subordinated Notes B, and C, which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes mature as to principal in the aggregate amount of $8,537,000 on April 1, 2001. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

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

Item 3.  Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

         The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $3.3 million for the Series A-1 and A-2 Preferred Stock at June 30, 2000.

12% Cumulative Exchangeable Redeemable Preferred Stock

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of June 30, 2000 accrued for financial reporting purposes totaled $24.5 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $20,588,000.

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

DATE:                                                     Telos Corporation



August 14, 2000                                           /s/  Thomas J. Ferrara
                                                          ----------------------
                                                               Thomas J. Ferrara
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)