Form 10-Q
period 2000-09-30
TELOS CORP
filed 2000-11-14
CIK 320121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [ X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of November 10, 2000, the registrant had 21,241,980 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 20
                                                     --

                                        TELOS CORPORATION AND SUBSIDIARIES

                                                      INDEX




                                           PART I.   FINANCIAL INFORMATION
                                           ------    ---------------------


Item 1.        Financial Statements:

     Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)...................................5

     Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
         and December 31, 1999 ................................................................................6

     Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999  (unaudited) ...........................................7

     Notes to Condensed Consolidated Financial Statements (unaudited).......................................8-13

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................................................14-18

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....................................18



                                          PART II.   OTHER INFORMATION
                                          -------    -----------------


Item 1.        Legal Proceedings............................................................................. 19

Item 3.        Defaults Upon Senior Securities................................................................19

Item 4.        Submission of Matters to a Vote of Security Holders............................................19

Item 6.        Exhibits and Reports on Form 8-K...............................................................19

SIGNATURES....................................................................................................20


                                                              PART I - FINANCIAL INFORMATION

                                                             TELOS CORPORATION AND SUBSIDIARIES
                                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         (Unaudited)
                                                                   (amounts in thousands)



                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                       September 30,
                                                         -----------------                   ----------------
                                                         2000           1999                2000          1999
                                                         ----           ----                ----          ----
Sales

    Systems and Support Services                       $13,384       $ 22,012            $34,278      $ 65,414
    Products                                            17,829         18,893             47,126        66,872
    Xacta                                                3,661          1,204              9,475         4,594
                                                        ------         ------             ------     ---------
                                                        34,874         42,109             90,879       136,880


Costs and expenses

    Cost of sales                                       30,694         36,813             78,631       117,407
    Selling, general and
     administrative expenses                             4,189          3,857             12,636        12,311
    Goodwill amortization                                   71            133                250           397
                                                        ------         ------             ------       -------

    Operating (loss) income                                (80)         1,306               (638)        6,765


Other income (expenses)

    Gain on sale of assets                                  --          4,731                 --         4,731
    Equity in net losses of Enterworks                      --         (4,407)                --       (13,575)
    Equity in earnings of Telos OK                         321             --              2,328            --
    Other income                                             4              7                 42            60
    Interest expense                                    (1,151)        (1,437)            (3,514)       (4,456)
                                                        -------        -------            -------      --------

(Loss)income before taxes                               (  906)           200             (1,782)       (6,475)
Income tax (provision) benefit                          (1,355)          (572)            (1,172)          976
                                                        -------         ------            -------       ------

Net loss                                              $ (2,261)      $   (372)          $ (2,954)     $ (5,499)
                                                        =======         ======            =======       =======
























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                                       TELOS CORPORATION AND SUBSIDIARIES
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (unaudited)
                                                             (amounts in thousands)
                                                                       ASSETS

                                                                   September 30, 2000            December 31, 1999
                                                                   ------------------            -----------------
Current assets
    Cash and cash equivalents (includes restricted
     cash of $54 at September 30, 2000 and
         December 31, 1999)                                               $   399                   $    315
    Accounts receivable, net                                               28,527                     27,030
    Inventories, net                                                        5,483                      4,779
    Deferred income taxes                                                   2,537                      4,802
    Other current assets                                                      199                         83
                                                                            -----                      -----
       Total current assets                                                37,145                     37,009

Property and equipment, net of
    accumulated depreciation of
    $8,934 and $23,093, respectively                                       12,416                     12,236
Deferred income taxes, long term                                            4,210                      2,930
Goodwill, net                                                               2,811                      4,284
Investment in Enterworks                                                       --                         --
Investment in Telos OK                                                         --                         --
Other assets                                                                  538                        427
                                                                           ------                     ------
                                                                         $ 57,120                   $ 56,886
                                                                           ======                     ======

                                                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                                    $ 12,354                    $13,792
     Other current liabilities                                              2,632                      3,421
     Unearned revenue                                                       6,035                      5,183
     Senior credit facility                                                17,388                         --
     Senior subordinated notes                                              8,537                         --
     Accrued compensation and benefits                                      5,437                      7,645
                                                                           ------                     ------
       Total current liabilities                                           52,383                     30,041

Senior credit facility                                                         --                     16,508
Senior subordinated notes                                                      --                      8,537
Capital lease obligations                                                  11,108                     11,362
                                                                           ------                    -------
       Total liabilities                                                   63,491                     66,448
                                                                           ------                     ------

Redeemable preferred stock
     Senior redeemable preferred stock                                      6,373                      6,054
     Redeemable preferred stock                                            40,041                     36,975
                                                                           ------                     ------
       Total preferred stock                                               46,414                     43,029
                                                                           ------                     ------

Stockholders' investment
     Common stock                                                              78                         78
     Capital in excess of par                                               5,135                         --
     Retained deficit                                                     (57,998)                   (52,669)
                                                                          --------                    ------
       Total stockholders' investment (deficit)                           (52,785)                   (52,591)
                                                                          --------                    ------
                                                                         $ 57,120                   $ 56,886
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


                                                      TELOS CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                              (amounts in thousands)


                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                         -------------------
                                                                                         2000              1999
                                                                                         ----              ----
Operating activities:
     Net loss                                                                          $(2,954)         $(5,499)
       Adjustments to reconcile net loss to cash
        (used in) provided by operating activities:
       Gain on sale of fixed assets                                                         --              (88)
       Gain on sale of assets                                                               --           (4,731)
       Depreciation and amortization                                                     1,260            3,082
       Goodwill amortization                                                               250              397
       Other noncash items                                                                  93            2,096
       Changes in assets and liabilities                                                (3,743)          16,119
                                                                                       -------           ------
         Cash (used in) provided by operating activities                                (5,094)          11,376
                                                                                         -----           ------

Investing activities:
     Proceeds from sale of fixed assets                                                     --              171
     Proceeds from sale of assets                                                           --           10,000
     Investment in capitalized software and other assets                                    --             (762)
     Cash distributions from Telos OK, LLC                                               6,000               --
     Purchases of property and equipment                                                (1,447)          (1,047)
                                                                                        ------           ------
         Cash provided by investing activities                                           4,553            8,362
                                                                                         -----            -----

Financing activities:
     Proceeds (repayment of) borrowings under senior
      credit facility                                                                      880          (19,368)
     Payments under capital leases                                                        (255)            (275)
                                                                                           ---          -------
         Cash provided by (used in) financing activities                                   625          (19,643)
                                                                                         -----           ------
         Increase in cash and cash equivalents                                              84               95

   Cash and cash equivalents at beginning of period                                        315              408
                                                                                         -----          -------
   Cash and equivalents at end of period                                                   399         $    503
                                                                                         =====           ======













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

         In April 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation; Interpretation of APB Opinion No.25" ("FIN 44"). FIN 44 clarifies the application of APB 25 regarding certain key issues. It addresses various interpretive guidelines including: 1) stock compensation granted to non-employees or to employees who have changed their employment status; 2) modifications made to a fixed stock option or award;
3) share repurchase features and tax withholding features; 4) and exchanges due to business combinations. The Company has applied FIN 44 to its stock option plans as of July 1, 2000 and there has been no material impact to its consolidated financial statements from the adoption of this interpretation.

         Certain reclassifications have been made to prior period financial statements to conform to the classifications used in the current period.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 2.  Contribution of Assets

     On July 28, 2000, the Company entered into a Subscription Agreement with certain investors ("Investors"), which provided for the formation of an Oklahoma Limited Liability Company named Telos OK, L.L.C. ("Telos OK"). The Company contributed all of the assets of its Digital Systems Test and Training
Simulators ("DSTATS") business as well as its Government Contract with the Department of the Army at Ft. Sill (hereafter referred to as the Company's Ft. Sill business) to Telos OK. The net assets contributed by the Company totaled $353,000. The Investors contributed $3.0 million in cash to Telos OK, and at closing Telos OK borrowed $4.0 million cash from a bank. The Company and the Investors each have guaranteed a portion of the loan of Telos OK. The Company has guaranteed $2 million and the Investors have guaranteed $1 million. In addition, Telos OK entered into a $500,000 senior credit facility with the same bank, which expires August 1, 2001. Borrowings under the facility, should there be any, will be collateralized by certain assets of Telos OK (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each when and if drawn.

         In compliance with the subscription agreement, on the closing date the following consideration was given to the Company for its contribution of assets to Telos OK:

     The Company received $6 million in cash, retained $2.5 million in trade receivables of the Ft. Sill and DSTATS businesses, and received a $500,000 receivable from Telos OK for a total consideration of $9 million for the contribution of the net assets.

         The Company and the Investors each own a 50% voting membership interest in Telos OK, and have signed an operating agreement which provides for three subclasses of membership units, Classes A, B and C. The ownership of these classes is as follows and can change upon Class B redemption:

Class A - owns 20% of Telos OK. The Company and the Investors each own 50% of the 200,000 units of this class. This class has all voting rights of Telos OK and has the sole right to elect the directors of Telos OK. The units in this class do not have redemptive rights.

Class B - owns 40% of Telos OK. The Investors own all 2.9 million units of this class. This class does not have voting rights to elect directors, but can request the redemption of all or a portion of the Class B units outstanding beginning one year after the closing date, subject to certain restrictions. Class B holders can redeem no more than 500,000 units per quarter at a price of $1.00 per unit, and such redemption can only be made from the excess cash flow of Telos OK as defined in the agreement.

Class C- owns 40% of Telos OK. The Company owns all 2.9 million units of this class. This class does not have voting rights to elect directors, and has the same redemptive rights as class B above, except that no right of redemption will exist until all Class B units have been redeemed. In addition, when any of the Class B units have been redeemed, the Company will receive a warrant to purchase a number of Class C units equal to the amount of the Class B units redeemed at a price of $0.01 per unit.

         As indicated in the operating agreement, one of the Investors will initially serve as Chairman of the Board and may designate a Secretary, and David Aldrich, President and CEO of the Company, and Thomas Ferrara, Treasurer of the Company, will initially serve in those same capacities for Telos OK. The Company has entered into a corporate services agreement with Telos OK whereby the Company will provide certain administrative support functions to Telos OK, including but not limited to finance and accounting and human resources, in return for a monthly cash payment.

     As indicated above, the Company owns 50% of Telos OK LLC, and shares control over Telos OK, LLC, therefore has changed its method of accounting for the contributed assets from the consolidation method to the equity method. Pursuant to this change, the revenues, costs and expenses from the Ft. Sill and DSTATS businesses have been excluded from their respective captions in the Company's Consolidated Statement of Operations, and the net earnings from these businesses have been reported separately as "Equity in Net Earnings of Telos OK" for the three and nine months ended September 30, 2000. The results of operations of the Ft. Sill and DSTATS businesses included in the "Equity in Net Earnings of Telos OK" caption are comprised of the following:

                                                                     (in thousands)
                                                                   September 30, 2000
                                                               ------------------------
                                                                  3-months          9-months
                                                                   ended             ended
                                                                   -----            ------
Sales                                                              1,774            13,339
Cost of Sales                                                     (1,453)          (11,011)
                                                                 -------          --------
Gross Profit                                                         321             2,328
                                                                 =======            ======

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.  Deconsolidation of Enterworks

         On December 30, 1999, Enterworks, Inc. ("Enterworks"), a majority-owned subsidiary of the Company, completed a private placement of 21,739,127 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price of $1.15 per share which generated gross proceeds of $25,000,000. In addition, the Company entered into a series of concurrent transactions pursuant to which the Company's voting interest in Enterworks was reduced to approximately 34.8%. The concurrent transactions were as follows:

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

2. Enterworks purchased 5,000,000 shares of Enterworks' Common Stock owned by the Company at a price of $1.00 per share. This amount was reduced by 20% of the Agent's fee; the Company's pro rata share of the proceeds from the transaction. The net amount received was $4.7 million. This transaction, together with the one described above, resulted in an $8 million extraordinary gain, net of tax of $5.3 million, which is included in the Company's statement of operations for the year ended December 31, 1999.


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

        As a result of the reduction of the Company's ownership percentage in Enterworks the Company changed its method of accounting for its investment in Enterworks from the consolidation method to the equity method. Pursuant to this change the Company's interest in the losses of Enterworks have been reported separately as "Equity in Net Losses of Enterworks" in the Company's consolidated statement of operations for the three and nine months ended September 30, 1999. Additionally, the Company established an "Investment in Enterworks" account in accordance with Accounting Principles Board 18. As of September 30, 2000 and December 31, 1999, respectively, the balance is zero in the Investment in Enterworks account due to the fact that the Company's share of cumulative losses exceeds its investment basis.

Note 4.       Sale of Assets

         On September 29, 1999, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering Inc. ("TFE"), to TFE Technology Holdings LLC ("TFE Holdings"), an affiliate of Carr & Company, for $10 million. As a result of this sale, the Company recorded a gain of $4.7 million in its consolidated statement of operations for the year ended December 31, 1999. This gain included a write-off of $2.1 million of goodwill allocated to TFE operations. The Company and TFE Holdings entered into a one-year corporate services agreement on the date of the sale. Under the terms of the Agreement, Telos continued to provide certain administrative support functions to TFE Holdings, including but not limited to finance and accounting and human resources, in return for a monthly payment. This agreement was terminated on August 31, 2000.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 5.   Debt Obligations

Senior Credit Facility

         The Company has a $35 million Senior Credit Facility ("Facility") with a bank, which matures on July 1, 2001. At September 30, 2000, the Facility was classified as a current liability as the Facility has a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in Enterworks, Inc. The amount of available borrowings fluctuates based on the underlying asset borrowing base. At September 30, 2000, the Company was not in compliance with several financial covenants contained within the Facility, including covenants relating to certain fixed charge coverage and leverage goals. The bank has waived this noncompliance.

Senior Subordinated Notes

         In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Fixed assets of the Company collateralize Series B Notes. Series C Notes are unsecured. Both the Series B and Series C Notes have a maturity date of April 1, 2001 and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At September 30, 2000 the prepayment premium that would be due upon a triggering event is $7.9 million.

         In conjunction with the Enterworks private placement offering (Note 3), the Company retired approximately $1.0 million of Series B Notes, and $4.8 million of Series C Notes, in exchange for shares of Enterworks' common stock owned by the Company at an exchange ratio of one share of Enterworks' common stock for each $1.00 principal amount of notes payable. In addition to the retirement of these notes, accrued interest of approximately $300,000 was forgiven and the holders of these notes waived their rights to the prepayment premium associated with these notes.

         The balances of the Series B and Series C Notes were $5.5 million and $3.0 million, respectively, at September 30, 2000 and December 31, 1999. At September 30, 2000, the Series B and Series C notes are classified as current liabilities as they have a term of less than one year.

Note 6.       Preferred Stock

Senior Redeemable Preferred Stock

         The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on September 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At September 30, 2000 and December 31, 1999 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,373,000 and $3,054,000 respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12% Cumulative Exchangeable Redeemable Preferred Stock

         A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the nine months ended September 30, 2000 was $1,155,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

Note 7.  Reportable Business Segments

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998, which changes the way the Company reports information about its operating segments.

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


     Xacta: offers innovative products which leverage its extensive consulting experience, domain knowledge, and best practices implementation in enterprise integration, enterprise management, and enterprise security. Through these core competencies and innovative products, Xacta helps manage the security of its customers' network environments through the integration of critical business content and processes.

         The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

         Summarized financial information concerning the Company's reportable segments for the three months ended September 30, 2000 and 1999 is shown in the following table. The "other" column includes corporate related items.

Enterworks, Inc. (Note 3) was disclosed as a segment in 1999 filed reports and therefore it is still identified as a segment in the 1999 captions below.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                             (amounts in thousands)
                              Systems and
                           Support Services    Products        Xacta         Enterworks       Other (1)     Total
                           ------------------------------------------------------------------------------------
September 30, 2000
External Revenues                 $13,384       $17,829     $ 3,661         $    --        $   --        $34,874
Intersegment Revenues                  --            --          --              --            --             --
Gross Profit                        1,175         1,973       1,032              --            --          4,180
Segment (loss) profit(3)             (359)          415         (65)             --            --             (9)
Total assets                        9,110        19,816       5,449              --        22,745         57,120
Capital Expenditures                   76           (42)         88              --           364            486

Depreciation &
 Amortization (2)                      88            75          29              --           310            502

                             Systems and
                          Support Services     Products        Xacta         Enterworks      Other (1)      Total
                          ---------------------------------------------------------------------------------------

September 30, 1999
External Revenues                 $22,012      $ 18,893     $ 1,204         $    --       $    --        $42,109
Intersegment Revenues                  40            --          27              --            --             67
Gross Profit                        3,639         1,906        (249)             --            --          5,296
Segment profit (loss)(3)            2,200          (197)       (564)             --            --          1,439
Total assets                        7,483        21,570       3,293           8,671         22,788        63,805
Capital Expenditures                   24            (3)         60             185            115           381
Depreciation &
 Amortization (2)                 $    82      $    120     $    28         $   528        $   311       $ 1,069

(1) Corporate assets are principally property and equipment, cash and other assets.
(2)  Depreciation  and  amortization  includes  amounts relating to property and equipment, goodwill, deferred software costs (1999) and spare parts inventory.
(3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

         The  Company  does not have  material  international  revenues,  profit
(loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 12 separate facilities located in 4 states and Europe and Asia.

Note 8.  Stock Incentive Plans

Telos Stock Incentive Plan

     During the third quarter of 2000, the Board of Directors of the Company approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain key executives and employees of the Company are eligible to receive stock options under the plan. Under the plan, the Company may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair market value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair market value on the date of grant. All options have a term of ten years and vest no more than 20% each year over a five-year period unless changed by the option committee of the Board of Directors. Through September 30, 2000, the Company has awarded 1,796,813 options for shares of common stock at an exercise price of $1.37 per share.

Xacta Stock Incentive Plan

     In the third quarter 2000, Xacta, Inc., a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock maybe awarded to key employees and associates. The options may be awarded as incentive or non-qualified, have a term of 10 years, and vest ratably over a 5 year period unless otherwise directed by a committee of the Company's Board of Directors. The exercise price may not be less than the fair market value on the date of grant for an incentive option, or 85% of the fair market value on the date of grant for a non-qualified stock option. As of September 30, 2000, the Company has granted 1,316,531 options for shares of Xacta common stock at an exercise price of $0.75 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Sales for the first nine months of 2000 were $90.9 million, a decrease of $46.0 million or 33.6% as compared to the same 1999 period. This decrease was partially attributable to a $19.7 million decrease in sales from the Company's Products Group, which experienced decreased sales due to its completion of the Joint Recruitive Information Support Services Blanket Purchase Agreement in 1999. The decline in sales was also attributable to sales from the Company's Systems & Support Services Group, which decreased its sales by $31.1 million compared to 1999. This decline in this Group's sales is mostly due to the sale of the Company's field engineering division ("TFE") in September 1999 and the presentation of the Ft. Sill business under the equity method of accounting for the year 2000. These decreases were partially offset by increases in sales in the Xacta Group of approximately $4.9 million. These increases are attributable to increased sales of its Certification and Accreditation product.

         The operating loss through the first nine months of 2000 was approximately $600,000 as compared to an operating profit of $6.8 million during the same 1999 period. The decline in operating profitability is primarily a result of decreased third quarter revenues, the sale of TFE in 1999, as well as the deconsolidation of the Ft. Sill profits.

         Total backlog from existing contracts was approximately $275.2 million and $242.2 million as of September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, the funded backlog of the Company totaled $61.3 million, an increase of approximately $16 million from December 31, 1999. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

         The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three and nine month periods ended September 30, 2000 and 1999 are as follows:


                                                             Three Months Ended              Nine months Ended
                                                                September 30,                   September 30,
                                                                -------------                   -------------
                                                             2000           1999          2000            1999
                                                             ----           ----          ----            ----
Sales                                                       100.0%         100.0%          100.0%        100.0%
Cost of sales                                                88.0           87.4            86.5          85.8
SG&A expenses                                                12.0            9.2            13.9           9.0
Goodwill amortization                                         0.2            0.3             0.3           0.3
                                                             ----           ----            ----          ----

Operating income                                             (0.2)           3.1            (0.7)          4.9
Other income                                                   --             --              --            --
Gain on sale of assets                                         --           11.2              --           3.5
Equity in net losses of Enterworks                             --          (10.5)             --          (9.9)
Equity in earnings of Telos OK                                0.9             --             2.6            --
Interest expense                                             (3.3)          (3.4)           (3.9)         (3.2)
Income tax (provision) benefit                               (3.9)          (1.3)           (1.3)          0.7
                                                             -----          -----          ------          ---

Net loss                                                     (6.5)%         (0.9)%          (3.3)%        (4.0)%
                                                             ====           ====            ====          ====


Financial Data by Market Segment

         Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:


                                                      Three Months Ended                   Nine months Ended
                                                        September 30,                         September 30,
                                                       -------------                         -------------
                                                     2000           1999                   2000            1999
                                                     ----           ----                   ----            ----
                                                                     (amounts in thousands)
Sales:
   Systems and Support Services                    $13,384        $22,012               $ 34,278       $ 65,414
   Products                                         17,829         18,893                 47,126         66,872
   Xacta                                             3,661          1,204                  9,475          4,594
                                                    ------         ------                 ------         ------
   Total                                           $34,874        $42,109               $ 90,879       $136,880
                                                    ======         ======                =======        =======


Gross Profit:

   Systems and Support Services                    $ 1,175        $ 3,639               $  3,893       $ 11,202
   Products                                          1,973          1,906                  5,396          7,040
   Xacta                                             1,032          ( 249)                 2,959          1,231
                                                    ------         ------                -------         ------
   Total                                           $ 4,180        $ 5,296               $ 12,248       $ 19,473
                                                   =======        =======               ========       ========


Gross Margin:

   Systems and Support Services                       8.8%          16.5%                  11.4%          17.1%
   Products                                          11.1%          10.1%                  11.5%          10.5%
   Xacta                                             28.2%         (20.7)%                 31.2%          26.8%
   Total                                             12.0%          12.6%                  13.5%          14.2%


         For the three month period ended September 30, 2000, sales decreased by $7.2 million, or 17.2% to $34.9 million from $42.1 million for the comparable 1999 period. Of the $7.2 million decrease, $8.6 million was attributable to the Systems and Support Services Group. The Group experienced decreased sales of $7.5 million due to the sale of TFE at the end of the third quarter of 1999 as well as a decrease due to the presentation of the Ft. Sill businesses under the equity method for the year 2000. This decrease was enhanced by a decrease in Products' Group revenue of $1.1 million from third quarter 2000 compared to third quarter 1999. This decrease is primarily due to a decline in revenue from the Group's racks products. Offsetting these decreases was a $2.5 million increase in sales from the Company's Xacta segment. This increase is mostly attributable to sales from the Company's information security business line.

         Sales decreased $46.0 million or 33.6% to $90.9 million for the nine months ended September 30, 2000, from $136.9 million for the comparable 1999 period. The decrease for the nine month period includes a $19.7 million decrease in Products' sales and a $31.1 million decrease in Systems and Support Services sales, partially offset by an increase of $4.9 million in Xacta revenue. This decrease in the nine-month revenue is primarily due to the decrease in revenue from the Joint Recruitive Information Support Services Blanket Purchase Agreement of $19.0 million, the deconsolidation of Ft. Sill revenue, and the sale of TFE. The TFE division generated sales of $24.3 million for the Company prior to being sold. These decreases were slightly offset by increased sales under the Company's information security product line of $4.2 million.

         Cost of sales was 88.0% of sales for the quarter and 86.5% of sales for the nine months ended September 30, 2000, as compared to 87.4% and 85.8% for the same periods in 1999. The increases in cost of sales as a percentage of sales are primarily attributable to loss of profits realized under the TFE contracts sold in September 1999 and the deconsolidation of the profitable Ft. Sill contract for all of 2000.

         Gross profit decreased approximately $1.1 million in the three-month period to $4.2 million in 2000, from $5.3 million in the comparable 1999 period. Gross profit decreased $7.3 million in the nine-month period to $12.2 million in 2000 from $19.5 million in 1999. Gross margins were 12.0% and 13.5%, respectively, for the three and nine month periods of 2000 as compared to 12.6% and 14.2%, respectively, for the comparable periods of 1999. The decreases in gross margin were attributable to the sales decreases and cost of sales increases explained above.


     Selling, general, and administrative expense ("SG&A") increased by approximately $300,000 or 8.6%, to $4.2 million in the third quarter of 2000 from $3.9 million in the comparable period of 1999. For the nine month period of 2000, SG&A increased approximately $300,000 or 2.6% to $12.6 million from $12.3 million in 1999. These increases are due primarily to the Company's increased investment in its Xacta group.


     SG&A as a percentage of revenues increased to 12.0% for the third quarter of 2000 from 9.2% in the comparable 1999 period. SG&A as a percentage of revenues for the nine-month period ended September 30, 2000 increased to 13.9% from 9.0% compared to the same period in 1999.

     Goodwill amortization expense decreased for the comparative three and nine month periods of 2000 from 1999. This reduction is due to a decrease in the goodwill balance associated with the sale of TFE in the third quarter 1999 and the asset transfer from the Ft. Sill transaction.

     The operating income of the Company decreased by $1.4 million to an operating loss of $80,000 in the three-month period ended September 30, 2000 from a $1.3 million operating profit in the comparable 1999 period. Operating income decreased $7.4 million to a $600,000 loss for the nine months ended September 30, 2000 from a $6.8 million operating income for the nine month period ended September 30, 1999. The decreases in operating profit for the three and nine month periods are mostly attributable to the decreases in gross profit and increases in S,G & A discussed above.

     At the end of the third quarter 1999, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering Inc. ("TFE"), to TFE Technology Holdings, an affiliate of Carr & Company, for $10 million. As a result of this sale, The Company recorded a gain of $4.7 million in its condensed consolidated statement of operations for the nine months ended September 30, 1999.


         In order to present the statement of operations in accordance with APB 18, the revenues and cost of sales for the Ft. Sill and DSTATS businesses contributed to Telos OK, LLC were presented in one line item "Equity in net earnings of Telos OK" due to the joint venture agreement signed July 28, 2000 (See Note 2). The equity in net earnings of Telos OK was approximately $300,000 for the three-month period and $2.3 million for the nine-month period ended September 30, 2000.


         Interest expense decreased to $1.1 million in the third quarter of 2000 compared to $1.4 million in the same 1999 period, and decreased approximately $1.0 to $3.5 million for the nine months ended September 30, 2000 from $4.5 million for the comparable 1999 period. The decreases for the three and nine-month periods are due to decreased debt levels in 2000.

         The income tax provision was $1.4 million and $1.2 million for the three and nine months ended September 30, 2000, respectively. The provision incurred was a result of the taxable gain generated from proceeds received from the contribution of assets to Telos OK in July 2000 (see Note 2). The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax provision of approximately $600,000 and a benefit of $1.0 million for the three and nine months ended September 30, 1999, respectively. The tax provision was a result of the gain generated from the sale of TFE. The tax benefit was principally due to the net operating loss carryforwards generated during the first quarter 1999.

Liquidity and Capital Resources

         For the nine months ended September 30, 2000, the Company used $5.1 million of cash in its operating activities. This cash was used by increases of accounts receivable of $2.9 million and inventory of $1.0 million, enhanced by increases in accounts payable of $1.0 million and $3.0 million in net losses incurred in operations. Cash provided by investing activities was $4.6 million, mostly due to the cash received from the contribution of the Company's Ft. Sill and DSTATS assets (See Note 2). Cash was provided by financing activities during the nine months due to increased borrowings under the Senior Credit Facility of approximately $900,000.

         At September 30, 2000, the Company had outstanding debt and long-term obligations of $37.0 million, consisting of $17.4 million under the secured senior credit facility, $8.5 million in subordinated debt, and $11.1 million in capital lease obligations. The Company believes it will generate enough funds in the ordinary course of business, or from a debt or equity financing, during the next twelve months to fund its operations and service its debt and capital lease obligations.

         At September 30, 2000, the Company had an outstanding balance of $17.4 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on July 1, 2001 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in Enterworks). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. Because the Facility matures on July 1, 2001, at September 30, 2000 the Facility has a term of less than one year, and therefore is classified as a current liability on the Company's condensed consolidated balance sheet. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. At September 30, 2000, the Company was not in compliance with several covenants contained in the Facility; however, the bank has waived this non-compliance.

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

     In April 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation; Interpretation of APB Opinion No.25" ("FIN 44"). FIN 44 clarifies the application of APB 25 regarding certain key issues. It addresses various interpretive guidelines including: 1) stock compensation granted to non-employees or to employees who have changed their employment status; 2) modifications made to a fixed stock option or award; 3) share repurchase features and tax withholding features; 4) and exchanges due to business combinations. The Company has applied FIN 44 to its stock option plans as of July 1, 2000 and there has been no material impact to its consolidated financial statements from the adoption of this interpretation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.00%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate for the first nine months of 2000 was 10.14%. This facility expires on July 1, 2001 and has outstanding balance of $17.4 million at September 30,2000.

     The Company's other long-term debt at September 30, 2000 consists of Senior Subordinated Notes B and C, which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes mature as to principal in the aggregate amount of $8,537,000 on April 1, 2001. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

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

Item 3.  Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

         The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $3,373,000 for the Series A-1 and A-2 Preferred Stock at September 30, 2000.

12% Cumulative Exchangeable Redeemable Preferred Stock

         Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of September 30, 2000 accrued for financial reporting purposes totaled $24.5 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $20,588,000.

         The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of common shareholders was held on September 14, 2000. The only matter set forth in the meeting was the election of directors. The shareholders of the common stock necessary to constitute a quorum were present either in person or represented by proxy or attorney. Dr. Fred Charles Ikle, John B. Wood, Norman P. Byers, Dr. Stephen Bryen, and David S. Aldrich were elected to a term of approximately one year, a term to expire at the next annual meeting of shareholders upon the election of their successors.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:  27   Financial Data Schedule

        (b)   Reports on Form 8-K:    None.

Items 2 and 5 are not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                                          Telos Corporation



November 14, 2000                                         /s/  Thomas J. Ferrara
                                                          ----------------------
                                                               Thomas J. Ferrara
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)