Form 10-K
period 2000-12-31
TELOS CORP
filed 2001-04-16
CIK 320121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000


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

As of March 1, 2001, the registrant had 21,171,202 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

Incorporation by Reference:  None

Number of pages in this report (excluding exhibits):   59
                                                     ------

PART 1

Item 1.       Business

History and Introduction

     Founded in 1968, Telos Corporation ("Telos" or the "Company") delivers enterprise integration solutions and services to customers in the U.S. federal government and industry. Telos' product and service offerings span the entire systems life cycle, including network and systems design, software development, systems integration, hardware and software maintenance, and solutions for emerging needs for enterprise network infrastructure management, data integration, and information security. The Company is headquartered in Ashburn, Virginia, part of Northern Virginia's growing region of high technology companies.

     In today's dynamic business environment, timely and accurate information flow is critical for success. Telos' specialized approach to this information challenge is based on leveraging customers' IT infrastructure, delivering user centric information, and enabling customers to achieve a rapid return on investment. Many customers are turning to the virtual enterprise as a model for improving business performance through enhanced communications and business processes. The virtual enterprise is a demand driven partnership of customers, employees, partners and suppliers to deliver solutions. Telos' solutions are aimed at overcoming the critical barriers that face the virtual enterprise: (1) the difficulty in accessing disparate data without extensive programming, (2) the inability to quickly integrate data to ensure customer responsiveness, manufacturing and distribution efficiency and overall competitive strength, (3) the problem of effectively distributing information quickly and securely and (4) the challenge of making the organizational and technological complexity invisible to end users.

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

     On July 28, 2000, the Company completed the formation of a joint venture, TelosOK, wherein the Company contributed its Ft. Sill based operation to a newly created entity in return for 50% ownership in TelosOK and consideration of approximately $9.0 million (See Note 2 to the consolidated financial statements).


Reportable Operating Segments

     During 2000, the Company provided its business solutions through three operating segments: Systems and Support Services, the Products Group, and its Xacta subsidiary.

Systems and Support Services

     The Company's Systems and Support Services Group provides software development and support services including technology insertion, system redesign and software re-engineering. Key customers of this group include: the U.S. Army at Ft. Monmouth in Red Bank, New Jersey; and the U.S. Army at Ft. Sill in Lawton, Oklahoma.

     Over the past three years, Telos has been a significant provider of software engineering services to the U.S. Army. At Ft. Monmouth for approximately 17 years, the Company has supported approximately 80 tactical land and satellite communications systems for the Communications-Electronics Command's Research, Development, and Engineering Center. During 2000, the Company's Ft. Monmouth operation achieved a software development quality assurance rating of Level 3 based on the Software Engineering Institute's (SEI) Capability Maturity Model for Software (CMM).

     At Ft. Sill for approximately 25 years, the Company has developed 93 fire support systems and 177 major systems upgrades, totaling more than 11 million lines of code using nine different computer-programming languages for CECOM SEC Fire Support Software Engineering. During 2000, the Company's Ft. Sill operation received the 2000 James S. Cogswell award for outstanding participation in the Department of Defense National Industrial Security Program for the second time in three years. Also, during 2000, the Company announced the formation of a joint venture, TelosOK, wherein the Company contributed its Ft. Sill operation to a newly created entity in return for 50% ownership in TelosOK and consideration of approximately $9 million (See Note 2 to the consolidated financial statements).

     For 2000, the Systems and Support Services Group generated revenue of $48.4 million, or 33.3%, of the Company's reported consolidated revenue. The Ft. Sill operation was included in the results of this Group until its deconsolidation from the Company's results in July 2000 (see Note 2 to the Consolidated Financial Statements). The TFE and TIS divisions were part of the Systems and Support Services Group prior to their respective sales in 1999 and 1998 (see
Note 4 to the Consolidated Financial Statements).

Products Group

     The Company's Products Group delivers solutions that combine information technology products and services to solve customer problems. These solutions consist of a combination of commercial-off-the-shelf (COTS) products from major original equipment manufacturers (OEM's), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. The Products Group consists of a number of functional areas including procurement, manufacturing, integration and testing, quality assurance, installation, hotline support and warranty support. Key customers of this group are the U.S. Army, U.S. Navy, U.S. Air Force, Federal Courts, FAA and Defense Agencies. Significant government procurement vehicles for customers of the Products Group include: Infrastructure Solutions - 1 (government-wide); GSA schedule (government-wide); Data Communications Network Equipment/Software (US Courts); and Treasury Distributed Processing Infrastructure (Treasury).

     In addition to these traditional Telos customers and services, the Company has information security, data integration, advance messaging, and wireless network and enterprise management practices which generate higher margins than the traditional business and represent a growing component of this segment.

     For 2000, the Products Group had revenues of $83.7 million, or 57.6%, of the Company's reported consolidated revenues.

Xacta Corporation

     Formerly the e-solutions division of Telos Corporation, Xacta was established in March 2000, and is a wholly owned subsidiary of Telos. Xacta develops products that help organizations manage their information technology risk and optimize critical business processes. The Company's first product, Xacta Web C&A, was released in August 2000, and remains the only commercially available software application to automate the federally mandated security certification and accreditation process for government IT systems.

     The software, which is sold on a subscription basis, simplifies certification and accreditation and reduces its costs by guiding users through a step-by-step process to determine vulnerability levels and assess network and system configuration compliance with industry best practices and national and international security regulations, policies, and standards. More importantly, because Xacta Web C&A is automated and database-driven, it enforces a consistent, repeatable C&A process and enables organizations to identify and address vulnerabilities across multiple systems. In fact, Xacta Web C&A brings such unique capabilities to the security/information assurance arena, that Xacta has two patents pending for the technology.

     In addition to Xacta Web C&A, Xacta also offers enterprise security consulting services on a time-and-materials or fixed-price basis. In 2000, Xacta products and services were sold through the Company's Products group, which holds non-exclusive distribution rights for Xacta offerings within the federal government. For 2000, revenues totaled $13.2 million or 9.1% of the Company's consolidated revenue.

Revenue by Major Market and Significant Customers

Revenue by major market for the Company are as follows:

                                            Percentage of total consolidated revenue for
                                            ---------------------------------------------
                                                   2000                  1999                  1998
                                                   ----                  ----                  ----
Federal government                                96.2%                  92.8%                 92.9%
Commercial                                         3.8                    5.9                   5.1
State and local governments                         --                    1.3                   2.0
                                                  ----                    ---                  ----
         Total                                   100.0%                 100.0%                100.0%
                                                 ======                 ======                ======

     Total consolidated revenue derived from the federal government for 2000 includes 59.9% of revenue from contracts with the United States Army, 6.3% of revenue from contracts with the United States Navy, 16.2% of revenue with other Department of Defense customers, and 10.4% of revenue from the Federal Judicial branch.

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

     The Company believes that the principal competitive factors in the segments of the information and network technology market in which it competes include project management capability, technical expertise, reputation for providing quality service, and price. The Company believes its technical competence in computer engineering, systems software, engineering, and system and network integration will enable it to compete favorably in the information and network technology market.

Employees

     The Company employed 648 persons as of December 31, 2000, down from 833 people at December 31, 1999. The decline was principally due to the deconsolidation of the Ft. Sill operation. The services the Company provides require proficiency in many fields, such as computer science, mathematics, physics, engineering, operations research, economics, and business administration.

     Of the total Company personnel, 247 provide Systems and Support Services, 162 provide Systems Integration (Products) Services, and 112 work for the Company's Xacta subsidiary. An additional 127 employees provide corporate and business services functions.

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

     At December 31, 2000 and 1999, the Company had total backlog from existing contracts of approximately $124.4 million and $242.2 million, respectively. This is the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the client, over periods extending up to seven years. The decline in total backlog is primarily attributable to the deconsolidation of the Company's Ft. Sill contract in July 2000 (see Note 2 to the Consolidated Financial Statements).

     Approximately $43 million and $45 million of the total was funded backlog at December 31, 2000 and 1999, respectively.

     While backlog remains a measurement consideration, in recent years the Company, as well as other federal contractors, experienced a change in the manner in which the federal government procures equipment and services. These procurement changes include the growth in the use of General Services Administration ("GSA") schedules which allow agencies of the federal government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition as many companies hold such schedules. Along with the GSA schedules, the federal government is awarding a large number of omnibus contracts with multiple awardees. These contracts generally require extensive marketing efforts by the awardees to procure business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that the Company continues to aggressively pursue.

Overview of 2000

     During 2000, the Company continued in its efforts to transition to a higher growth, more profitable mix of commerce solutions and away from lower growth and less profitable business areas. In the System and Solutions Group, these efforts resulted in the creation of TelosOK, a public-private partnership combining the resources of the Company's Ft. Sill operation and a group of local partners to further Telos' mission in the U.S. Army Fire Support, specifically, and across the southwest United States in general. In addition, the Systems and Solutions Group has created opportunities for Xacta in its customer base, CECOM, to provide high margin, high value-add information assurance and security services and solutions.

     In the Products Group, efforts continue regarding expanding contract offerings across the Company's customer base and including high margin, high value-add products and services on various contract vehicles. These products and services include wireless LAN capability in support of flight line maintenance operations, certification and accreditation of network systems for information assurance, advanced messaging for secure transmission of information and information and process integration.

     Xacta is the Company's newly formed subsidiary, focusing on information assurance and information security products and services offerings. Xacta's traditional services offerings were offered primarily on a time and material basis in the past. During 2000, Xacta began offering firm fixed price alternatives to its traditional time and material offerings, capitalizing on efficiencies and methodologies established as a result of experience. In addition, Xacta launched its Xacta Web C&A product in 2000. Xacta Web C&A is the only commercially available software application to automate the federally mandated security certification and accreditation process for government IT systems.

Item 2.  Properties

     The Company leases 191,700 square feet of space in Ashburn, Virginia for its corporate headquarters, integration facility, and primary service depot. This lease expires in March 2016, with a ten year extension available at the Company's option. This facility supports all three of the Company's operating segments.

     The Company subleases 35,214 rentable square feet of space at its Ashburn, Virginia facility to its affiliate, Enterworks, Inc. for its corporate headquarters and operating segments. This sublease will expire on March 31, 2002 unless a renewal of the sublease is reached by mutual agreement between the Company and Enterworks.

     The Company leases additional space for regional contract work sites, training and sales offices in 9 separate facilities located in 4 states, the District of Columbia and Europe under various leases, which expire on various dates through March of 2006.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

     No public market exists for the Company's Class A or Class B Common Stock. As of March 1, 2001, there were 86 holders of the Company's Class A Common Stock and 4 holders of the Company's Class B Common Stock.

Item 6.  Selected Financial Data

     The  following   should  be  read  in  connection  with  the   accompanying
information presented in Item 7 and Item 8 of this document.

                                                                        OPERATING RESULTS
                                                                     Year Ended December 31,
                                        --------------------------------------------------------------------------
                                            2000            1999             1998          1997              1996
                                            ----            ----             ----          ----              ----

                                                                    (amounts in thousands)
Sales (1)                                 $145,310        $171,364        $207,086       $253,787          $188,895
(Loss) income  from
  continuing operations                     (1,794)         (9,979)         (9,171)         1,412            (9,816)
Discontinued operations:
   Income from discontinued
   Operations                                   --              --              --             --               500
   Gain on sale of
   Consulting Services                          --              --              --             --            11,524
(Loss)income  before extraordinary items    (1,794)         (9,979)         (9,171)         1,412             2,208
Extraordinary items(2)                          --           8,015              --             --                --
Net (loss) income                           (1,794)         (1,964)         (9,171)         1,412             2,208

                                                                      FINANCIAL CONDITION
                                                                       As of December 31,
                                            ------------------------------------------------------------------------
                                            2000            1999             1998          1997               1996
                                            ----            ----             ----          ----               ----

                                                                   (amounts in thousands)

Total assets (1)                          $ 77,090        $ 56,886        $ 95,251       $109,718          $110,064
Long-term debt (3)                          32,846          25,045          54,651         56,875            32,857
Capital lease obligations,long-term (4)     11,030          11,362          11,710         12,085            12,537
Senior redeemable preferred stock (5)        6,480           6,054           5,631          5,207             4,828
Class B redeemable preferred stock              --              --              --         12,035            11,087
Redeemable preferred stock (5)              42,352          36,975          31,729         29,951            24,230

     (1) See Notes 2,3 and 4 to the Consolidated Financial Statements in Item 8 regarding the contribution of Ft. Sill assets, the deconsolidation of Enterworks and the sales of TFE and TIS.
     (2)  See  Note  3 to  the  Consolidated  Financial  Statements  in  Item  8
          regarding the extraordinary item relating to the concurrent transactions of the Enterworks private placement.
     (3) See Note 6 to the Consolidated Financial Statements in Item 8 regarding long-term debt obligations of the Company. Total long-term debt obligations include amounts due under the Senior Credit Facility and Subordinated Notes.
     (4) See Note 10 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
     (5) See Note 7 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     During 2000, the Company continued in its efforts to transition to a higher growth, more profitable mix of commerce solutions and away from lower growth and less profitable business areas. In the System and Support Services Group, these efforts resulted in the creation of TelosOK, a joint venture combining the resources of the Company's Ft. Sill operation and a group of local partners to further Telos' mission in the U.S. Army Fire Support, specifically, and across the southwest United States in general. In addition, the Systems and Support Services Group has created opportunities for Xacta in its customer base, CECOM, for Xacta to provide high margin, high value-add information assurance and security services and solutions.

     In the Products Group, efforts continue regarding expanding contract offerings across the Company's customer base and including high margin, high value-add products and services on various contract vehicles. These products and services include wireless LAN capability in support of flight line maintenance operations, certification and accreditation of network systems for information assurance, advanced messaging for secure transmission of information and information and process integration.

     Xacta is the Company's newly formed subsidiary, focusing on information assurance and information security products and services offerings. Xacta's traditional services offerings were offered primarily on a time and materials basis in the past. During 2000, Xacta began offering firm fixed price alternatives to its traditional time and material offerings, capitalizing on efficiencies and methodologies established as a result of experience. In addition, Xacta launched its Xacta Web C&A product in 2000. Xacta Web C&A is the only commercially available software application to automate the federally mandated security certification and accreditation process for government IT systems.

     During 2000, the Company experienced decreases in revenue and profitability. Revenue decreased $26.1 million, or 15.2%, as compared to 1999. Approximately $24.3 million of this decrease was attributable to the sale of TFE in 1999. Approximately $11.5 million of this decline is due to the effects of the 2000 deconsolidation of Ft. Sill operations, which presents the pre-transaction results from operations of Ft. Sill in a single line item entitled "Equity in Net Earnings of TelosOK". Operating income for 2000 was $1.2 million, as compared to an operating income of $2.2 million in 1999. Operating profitability declined principally as a result of the sale of TFE in 1999 the impact of which was approximately $3.9 million, and the deconsolidation of Ft. Sill of approximately $1.4 million, as well as employee costs related to certain severance agreements resulting in a $1.2 million charge to earnings in fiscal 2000.

     During 1999, the Company's revenue and profitability decreased as compared to 1998. Revenue decreased $35.7 million, or 17.2%, primarily due to the expiration of the Products Segment's SMCII Contract in April 1999 and the timing of the subsequent startup period on IS-1. Operating profit for 1999 was $2.2 million, as compared to an operating loss of $7.3 million in 1998. The 1999 operating profit excludes the results from operations of Enterworks, due to its deconsolidation in December 1999. Exclusive of Enterworks, the Company's earnings before interest and taxes for 1999 were $2.2 million compared to $4.3 million for 1998. This decline was principally due to the decline in operating profit of the Products Segment of $2.0 million from 1998 to 1999.

Revenue by Contract Type

     Approximately 96.2% of the Company's total revenues in 2000 were attributable to contracts with the federal government. The Company's revenues are generated from a number of contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has limited long-term fixed price development contracts. The Company's firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The Company's time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2000, revenue by contract type was as follows: time and materials, 40.0%; firm fixed price, 59.2%; fixed monthly rate, 0.1%; and other, 0.7%. While the Company has not experienced any significant recent terminations or renegotiations, government contracts may be terminated or renegotiated at any time at the convenience of the government.

Statement of Operations Data

     The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

                                                                   Year Ended December 31,
                                                     2000                  1999                  1998
                                                     ----                  ----                  ----

                                                                (dollar amounts in thousands)
Sales                                        $145,310   100.0%     $171,364    100.0%      $207,086   100.0%
Cost of sales                                 124,028    85.4       151,216     88.2        182,915    88.3
Selling, general and administrative expenses   19,796    13.6        17,459     10.2         30,842    14.9
Goodwill amortization                             312     0.2           489      0.3            589     0.3
                                               ------     ---       -------     -----       -------    ----
Operating income (loss)                         1,174     0.8         2,200      1.3         (7,260)   (3.5)
Interest expense                               (4,777)   (3.3)       (6,065)    (3.5)        (6,555)   (3.1)
Gain on sale of assets                             --      --         4,731      2.8          5,683     2.7
Equity in net losses of Enterworks                 --      --       (18,765)   (11.0)           --       --
Equity in earnings of TelosOK                   2,328     1.6            --       --            --       --
Other income                                       98     0.1            67       --            64       --
                                                -----    ----         -----      ---          ----     ----
Loss before taxes                              (1,177)   (0.8)      (17,832)   (10.4)        (8,068)   (3.9)
Income tax (provision)benefit                    (617)   (0.4)        7,853      4.6         (1,103)   (0.5)
                                               -------   -----       ------      ---         -------   -----
Loss before extraordinary item                 (1,794)   (1.2)       (9,979)    (5.8)        (9,171)   (4.4)
Extraordinary Item                                 --      --        8,015       4.7             --      --
                                                -----   -----      -------       ---          ------    ---

Net loss                                      $(1,794)   (1.2)%   $ (1,964)     (1.1)%     $ (9,171)   (4.4)%
                                               =======   =====    =========     ======       =======   ======


Financial Data by Operating Segment
     The Company has three reportable operating segments: Systems and Support Services, Products, and Xacta. Enterworks, Inc. was deconsolidated as of December 30, 1999 and therefore will not be reflected as a segment in the year 2000 and 1999.

     Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

                                                                       Year Ended December 31,
                                                          2000                  1999                   1998
                                                         ---------------------------------------------------
                                                                   (dollar amounts in thousands)
Revenue:
    Systems and Support Services                       $  48,429              $  77,701             $  92,315
    Products                                              83,688                 85,726               103,086
    Xacta                                                 13,193                  7,937                 4,612
    Enterworks                                                --                     --                 7,073
                                                          ------                -------               -------
      Total                                            $ 145,310              $ 171,364             $ 207,086
                                                       =========              =========             =========


Gross Profit:
    Systems and Support Services                       $   5,278              $  11,768             $  12,384
    Products                                              13,313                  6,440                 8,909
    Xacta                                                  2,691                  1,940                 1,336
    Enterworks                                                --                     --                 1,542
                                                          ------                -------               -------
      Total                                            $  21,282              $  20,148             $  24,171
                                                         =======              =========               =======

Gross Margin:
    Systems and Support Services                           10.9%                  15.1%                 13.4%
    Products                                               15.9%                   7.5%                  8.6%
    Xacta                                                  20.4%                  24.4%                 29.0%
    Enterworks                                               --                     --                  21.8%
      Total                                                14.6%                  11.8%                 11.7%


Results of Operations

Years ended December 31, 2000 and 1999

     Sales decreased $26.1 million or 15.2% to $145.3 million for the year ended December 31, 2000, from $171.4 million for the comparable 1999 period. The decrease includes a $2.0 million decrease in Products' sales and a $29.3 million decrease in Systems and Support Services sales, partially offset by an increase of $5.3 million in Xacta revenue. This decrease in revenue is primarily due to the loss of revenue from the TFE division, which was sold in September 1999. The TFE division generated sales of $24.3 million for the Company prior to being sold. The decline in revenue was also partially attributable to the deconsolidation of Ft. Sill revenue in 2000. These decreases were slightly offset by increased sales under the Company's information security product line of $4.7 million.

     Cost of sales was 85.4% of sales for the year ended December 31, 2000, as compared to 88.2% for the same period in 1999. The decrease in cost of sales as a percentage of sales is primarily attributable to increased profits realized under certain Products contracts including but not limited to IS-1, ATWCS and Rapids. The decline in cost of sales as a percentage of sales is also due to increased profits from the Company's information security product line in its Xacta Group.


     Gross profit increased approximately $1.1 million to $21.3 million in 2000 from $20.2 million in 1999. Gross margin was 14.6% for 2000 as compared to 11.8% for the same period of 1999. The increase in gross margin was attributable to the cost of sales decreases explained above.

     Selling, general, and administrative expense ("SG&A") increased by approximately $2.3 million or 13.4%, to $19.8 million for the year ended December 31, 2000 from $17.5 million in the comparable period of 1999. This increase is due primarily to the Company's increased investment in its Xacta group, as well as increased expenses related to two severance agreements. SG&A as a percentage of revenues increased to 13.6% for the year ended December 31, 2000 from 10.2% in the comparable 1999 period.

     Goodwill amortization expense decreased for the comparative twelve month period of 2000 from 1999. This reduction is due to a decrease in the goodwill balance from write-offs associated with the sale of TFE in the third quarter 1999 and the asset transfer from the Ft. Sill transaction in the third quarter of 2000.


     The operating income of the Company decreased by $1.0 million to $1.2 million in the year ended December 31, 2000 from $2.2 million in the comparable 1999 period. The decrease in operating profit is mostly attributable to the increase in S,G & A discussed above.


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

     In order to present the statement of operations in accordance with APB 18, the revenues, cost of sales, selling general and administrative and interest expenses for Enterworks, Inc. were presented in one line item "Equity in net losses in Enterworks" due to the deconsolidation of Enterworks on December 30, 1999. (See Note 3 to the consolidated financial statements). The equity in net losses in Enterworks for 1999 was $18.8 million. In 2000, Enterworks continued to recognize losses, accordingly no adjustments to earnings of the Company have been made in fiscal 2000 related to the Enterworks investment because the balance of the Company's investment in Enterworks is $0.


     In order to present the statement of operations in accordance with APB 18, the revenues and cost of sales for the Ft. Sill and DSTATS businesses contributed to Telos OK, LLC were presented in one line item "Equity in net earnings of Telos OK" due to the joint venture agreement signed July 28, 2000 (See Note 2). The equity in net earnings of Telos OK was $2.3 million for the year ended December 31, 2000. From the effective date of the joint venture agreement through the end of 2000, the Company's share in the equity of TelosOK cumulatively was still negative. Therefore, under APB 18 the Company's investment balance in TelosOK is $0 at December 31, 2000.

     Interest expense decreased $1.3 million in the year ended December 31, 2000 to $4.8 million compared to $6.1 million in the same 1999 period. This decrease is due to the decreased debt levels in 2000.

     The income tax  provision  was  approximately  $600,000  for the year ended
December 31, 2000. The provision incurred was mostly a result of the taxable gain generated from proceeds received from the contribution of assets to TelosOK in July 2000 which was treated as a partial sale of assets for tax purposes (see
Note 2). The Company's net deferred tax assets total $7.8 million at December 31, 2000. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management's tax strategy contemplates the generation of taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax benefit of $7.9 million for the year ended December 31, 1999. The tax benefit was a result of the net operating losses of the Company, partially offset by the gain generated from the sale of TFE.

     On December 30, 1999 the Company entered into a number of concurrent transactions with its noteholders and its Enterworks subsidiary (See Note 3 of Consolidated Financial Statements). The two most noteworthy of these transactions affecting Telos were as follows:

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

     These two transactions resulted in an extraordinary gain, net of tax, of $8.0 million, and were included in the Company's statement of operations for the year ended December 31, 1999.

Years ended December 31, 1999 and 1998

     Revenue for 1999 was $171.4 million, a $35.7 million or 17.2% decrease from 1998. Approximately $17.4 million of this decrease was attributable to the Products Group, which experienced a decline in revenue primarily due to the expiration of the Small Multi User Computer II ("SMCII") contract in April 1999. The SMCII contract contributed revenue of approximately $44.1 million in 1998 as compared to $8.8 million in 1999. In addition, the Systems and Support Services Group experienced a $14.6 million decrease in revenue for the year ended December 31, 1999 as compared to the same period in 1998. This decrease was primarily due to the sale of TIS in February 1998. TIS contributed $4.0 million of revenue in 1998 prior to its sale. In addition, revenue declined in part due to the deconsolidation of Enterworks to an "Equity in Enterworks net losses" presentation.

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

     Gross profit decreased to $20.1 million for the year ended December 31, 1999 compared to $24.2 million for the same 1998 period due to the aforementioned deconsolidation of Enterworks and decline in sales volume. Gross margins were 11.8% for 1999 as compared to 11.7% for 1998.

     Selling, general, and administrative expense ("SG&A") decreased by approximately $13.4 million or 43.4%, to $17.5 million for the year ended December 31, 1999 from $30.8 million in the comparable period of 1998. This decrease is due primarily to the deconsolidation of Enterworks. SG&A as a percentage of revenues decreased to 10.2% for 1999 from 14.9% in the comparable 1998 period.

     Goodwill amortization expense decreased $100,000 for the comparative year periods of 1999 and 1998. This reduction is due to a decrease in the goodwill balance associated with the sales of TIS in early 1998, and TFE in September 1999.

     Operating income of the Company increased by $9.5 million to $2.2 million for the year ended December 31, 1999 from an operating loss of $7.3 million in the comparable 1998 period. The increase in operating profit for the comparable year periods is attributable to the decreases in SG&A discussed above.

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

     In order to present the statement of operations in accordance with APB 18, the revenues, cost of sales, selling general and administrative and interest expenses for Enterworks Inc. were presented in one line item "Equity in net losses in Enterworks" due to the deconsolidation of Enterworks on December 30, 1999. (See Note 3 to the consolidated financial statements). The equity in net losses in Enterworks for 1999 was $18.8 million.

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

     On December 30, 1999 the Company entered into a number of concurrent transactions with its noteholders and its Enterworks subsidiary (See Note 3 of Consolidated Financial Statements). The two most noteworthy of these transactions affecting Telos were as follows:

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


     These two transactions resulted in an extraordinary gain, net of tax, of $8.0 million, and was included in the Company's statement of operations for the year ended December 31, 1999.

  Liquidity and Capital Resources

     The Company's capital structure consists of a revolving credit facility, subordinated notes, and redeemable preferred stock and common stock.

     At December 31, 2000, the Company had an outstanding balance of $25.5 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on March 1, 2002 and is collateralized by a majority of the Company's assets including inventory, accounts receivable and the Company's stock in Enterworks, Inc. The amount of borrowings fluctuates based on the underlying asset borrowing base. The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. The bank has amended the covenants to conform to the Company's 2001 budget expectations.

     The Company's subordinated notes are held principally by common shareholders and totaled $8.5 million at December 31, 2000. These notes bear interest at rates between 14% and 17%, and approximately $1.2 million of these notes become payable on April 1, 2001, with the balance maturing on April 1, 2002.

     The Company currently has two primary classes of redeemable preferred stock
- Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At December 31, 2000 the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $48.8 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. Mandatory redemption for 821.4 shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is due December 31, 2001, subject to the legal availability of funds. The remaining Senior Redeemable Preferred shares and their accumulated dividends are payable by the Company on April 1, 2002. Mandatory redemption for the Public Preferred Stock is required from 2005 through 2009, subject to the legal availability of funds.

     Cash used in operating activities was $14.7 million in 2000, due primarily to an increase in accounts receivable attributable to the increase in sales from this year's fourth quarter compared to the prior year's fourth quarter. Cash provided by investing activities was $4.3 million in 2000, reflecting capital expenditures of $1.7 million in 2000, offset by $6.0 million of proceeds received from the contribution of the Ft. Sill assets. The Company was provided cash from financing activities of $10.4 million in 2000, reflecting principally borrowings on the Facility.

     In July 2000, the Company entered into a subscription agreement with certain investors which provided for the formation of an Oklahoma limited liability company named Telos OK, LLC. The Company contributed all of the assets of its DSTATS and Ft. Sill businesses to Telos OK. In return for this contribution, the Company received $6 million in cash, retained $2.5 million in trade receivables of the Ft. Sill and DSTATs businesses, and received a $500,000 receivable from Telos OK. The Company has guaranteed $2 million of a $4 million loan granted to Telos OK by a bank.

  Capital Expenditures

     The Company believes that its business is generally not capital intensive. Capital expenditures for property and equipment were $1.7 million in 2000 and $1.4 million in 1999, and $1.2 million in 1998. The Company anticipates capital expenditures of approximately $1.7 million in 2001; however, there can be no assurance that this level of capital expenditures will occur.

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

  Recent Accounting Pronouncements

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  For  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFA 133. SFAS 138 amends SFAS 133 to 1) expand the scope of the "normal sales and normal purchases" exception; 2) introduce the benchmark rate as an interest rate that may be hedged; 3) permit a recognized foreign currency denominated asset to be hedged and; 4) allow certain intercompany derivatives that are offset net to be designated as hedging instruments. The Company does not anticipate SFAS 138 to have a material impact on its financial statements.

     On September 29, 2000, FASB Statement No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. The new standard replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and becomes effective for transfers entered into after March 31, 2001.

     FAS 140 significantly changes the collateral recognition guidance for secured borrowings and related collateral disclosure requirements. The Company does not anticipate FAS 140 will have a material impact on the Company's consolidated financial statements.

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

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions which in the present period of economic downturn may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company's customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company's debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company's ability to convert contract backlog to revenue, the success of the Company's investment in Enterworks and the Company's access to ongoing development, product support and viable channel partner relationships with Enterworks.

     While in the past the Company has not experienced contract terminations with the federal government, the federal government can terminate at its convenience. Should this occur, the Company's operating results could be adversely impacted. The Company's U.S. Army contract at Ft. Monmouth is up for re-bid, which, if unsuccessful, could adversely impact the Company's revenue. It should also be noted that with the change of administration and its key government personnel, related policy changes and detailed program-by-program review at each agency of the federal government, especially the Department of Defense, the Company's high percentage of revenue derived from business with the federal government could be adversely impacted.

     As a high percentage of the Company's revenue is derived from business with the federal government, the Company's operating results could be adversely impacted should the federal government not improve and implement its annual budget in a timely fashion.

  Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations.

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate in 2000 was 10.07%. This facility expires on March 1, 2002 and has an outstanding balance of $25.5 million at December 31, 2000.

     The Company's other long-term debt at December 31, 2000 consists of Senior Subordinated Notes B and C which bear interest at fixed rates ranging from 14% to 17%. Of the $8.5 million Senior Subordinated Notes balance at December 31, 2000, $1.2 million of this principal amount matures on April 1, 2001, and the remaining $7.3 million in principal becomes payable on April 1, 2002. The
Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

  Item 8.  Financial Statements and Supplementary Data


                                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page

  Report of Independent Accountants .......................................................................16

  Consolidated Statements of Operations for the Years Ended
   December 31, 2000, December 31, 1999, and December 31, 1998.............................................17

  Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999................................18-19

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, December 31, 1999, and December 31, 1998............................................20-21

  Consolidated Statements of Changes In Stockholders' Investment (Deficit)
    for the Years Ended December 31, 2000, December 31, 1999,
    and December 31, 1998..................................................................................22

  Notes to Consolidated Financial Statements...............................................................23-43


                                                    INDEX TO SCHEDULES

  All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        Report of Independent Accountants


  To the Board of Directors and Stockholders of Telos Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' investment (deficit) and of cash flows present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



  /s/ PRICEWATERHOUSECOOPERS LLP


  McLean, VA
  April 2, 2001, except for Note 6 and Note 7, as to which the date is April 13, 2001


                                                             TELOS CORPORATION AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (amounts in thousands)


                                                                    Year Ended December 31,
                                                       -----------------------------------------------------
                                                         2000                  1999                   1998
                                                         ----                  ----                   ----

Sales
    Systems and Support Services                    $   48,429               $  77,701             $  92,315
    Products                                            83,688                  85,726               103,086
    Xacta                                               13,193                   7,937                 4,612
    Enterworks                                              --                      --                 7,073
                                                         -----                  ------                 -----

                                                       145,310                 171,364               207,086
                                                       -------                 -------               -------

Costs and expenses
    Cost of Systems and
      Support Services                                  43,151                  65,933                79,931
    Cost of Products                                    70,375                  79,286                94,177
    Cost of Xacta                                       10,502                   5,997                 3,276
    Cost of Enterworks                                      --                      --                 5,531
    Selling, general and
      administrative expenses                           19,796                  17,459                30,842
    Goodwill amortization                                  312                     489                   589
                                                           ---                     ---                   ---

                                                       144,136                 169,164               214,346
                                                       -------                 -------               -------


Operating income (loss)                                  1,174                   2,200                (7,260)

Other income (expenses)
    Non-operating income                                    98                      67                    64
    Gain on sale of assets                                  --                   4,731                 5,683
    Equity in net losses of Enterworks                      --                 (18,765)                   --
    Equity in earnings of Telos OK                       2,328                      --                    --
    Interest expense                                    (4,777)                 (6,065)               (6,555)
                                                        ------                  ------                ------


Loss before income taxes                                (1,177)                (17,832)               (8,068)
(Provision) benefit for income taxes                      (617)                  7,853                (1,103)
                                                          ----                   -----                ------

Loss before extraordinary item                          (1,794)                 (9,979)               (9,171)
Gain from early debt retirement and
   sale of stock (net of income tax
      provision of $5,322)                                  --                   8,015                    --
                                                         -----                   -----                 -----

Net loss                                              $ (1,794)              $  (1,964)             $ (9,171)
                                                      ========               =========              ========


  The accompanying notes are an integral part of these consolidated financial statements.


                                            TELOS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                  (amounts in thousands)

                                                         ASSETS


                                                                                 December 31,
                                                                       --------------------------------
                                                                       2000                       1999
                                                                       ----                       ----
Current assets
    Cash and cash equivalents (includes restricted cash
      of $54 at December 31, 2000 and 1999)                            $   286                  $    315
    Accounts receivable, net                                            45,682                    25,030
    Receivable from Enterworks                                              --                     2,000
    Inventories, net                                                     7,045                     4,779
    Deferred income taxes                                                3,256                     4,802
    Other current assets                                                   404                        83
                                                                        ------                    ------

      Total current assets                                              56,673                    37,009
                                                                        ------                    ------

Property and equipment
    Furniture and equipment                                              7,201                    18,924
    Leasehold improvements                                                 675                     2,631
    Property and equipment
      under capital leases                                              13,774                    13,774
                                                                        ------                    ------
                                                                        21,650                    35,329
Accumulated depreciation
      and amortization                                                  (9,331)                  (23,093)
                                                                        -------                  --------

                                                                        12,319                    12,236
                                                                        ------                    ------

Goodwill, net                                                            2,749                     4,284
Investment in Enterworks                                                    --                        --
Investment in Telos OK                                                      --                        --
Deferred income taxes                                                    4,603                     2,930
Other assets                                                               746                       427
                                                                        ------                    ------

                                                                       $77,090                   $56,886
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


                                     TELOS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                    (amounts in thousands, except share data)

                              LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,
                                    AND STOCKHOLDERS' INVESTMENT (DEFICIT)



                                                                                           December 31,

                                                                                      ---------------------
                                                                                     2000                   1999
                                                                                     ----                   ----
Current liabilities
   Accounts payable                                                                $19,049               $13,792
   Accrued compensation and benefits                                                 7,178                 7,645
   Unearned warranty revenue                                                         8,609                 5,183
   Current portion, capital lease obligations                                          344                   370
   Senior subordinated notes                                                         1,151                    --
   Other current liabilities                                                         2,094                 3,051
                                                                                    ------                ------

      Total current liabilities                                                     38,425                30,041

Senior credit facility                                                              25,460                16,508
Senior subordinated notes                                                            7,386                 8,537
Capital lease obligations                                                           11,030                11,362
                                                                                    ------                ------

    Total liabilities                                                               82,301                66,448
                                                                                    ------                ------

Commitments and contingencies (Note 10)

Senior mandatorily redeemable preferred stock                                        6,480                 6,054
Mandatorily redeemable exchangeable preferred stock                                 42,352                36,975
                                                                                    ------                ------
                                                                                    48,832                43,029
                                                                                    ------                ------
Stockholders' (deficit) investment
   Class A common stock, no par value, 50,000,000 shares authorized, 21,171,202
     and 21,241,980 shares issued and outstanding at 2000 and 1999, respectively        65                    65
   Class B common stock, no par value, 50,000,000 shares authorized, 4,037,628
    shares issued and outstanding                                                       13                    13
   Capital in excess of par                                                          2,718                    --
   Accumulated deficit                                                             (56,839)              (52,669)
                                                                                   --------              --------

   Total stockholders' investment (deficit)                                        (54,043)              (52,591)
                                                                                   --------              --------

                                                                                   $77,090               $56,886
                                                                                   =======               =======

















The accompanying notes are an integral part of these consolidated financial statements.

                             TELOS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (amounts in thousands)

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                 2000          1999          1998
                                                                                 ----          ----          ----
Operating Activities:
Net loss                                                                        $(1,794)     $(1,964)    $ (9,171)
    Adjustments to reconcile net loss
      to cash (used in) provided by operating activities:
      Depreciation and amortization                                               1,706        4,133        4,266
      Goodwill amortization                                                         312          489          589
      Amortization of debt issuance costs                                           182          243          243
      Accretion of subordinated notes                                                --          412          181
      Provision for inventory obsolescence                                           50          600        1,254
      Provision for doubtful accounts receivable                                  1,213          400           39
      Gain on sale of assets                                                         --       (4,731)      (5,683)
      Gain on sale of fixed assets                                                   --          (80)          --
      Gain on sale of Enterworks stock and note conversion                           --       (8,015)          --
      Write off of debt issuance costs                                               --           72           --
      Incentive bonus accrual                                                        --        1,500           --
      Reserve for termination agreements                                          1,186           --           --
      Provision for net realizable value of other assets                             --           --        1,743
      Deferred income tax (benefit) provision                                      (127)      (8,159)         434
      Changes in assets and liabilities
         (Increase) decrease in accounts receivable                             (21,208)      20,141       (2,329)
         (Increase) decrease in inventories                                      (2,481)       2,494        2,826
         Increase in other assets                                                  (805)        (116)         (76)
         Increase in accounts payable and other liabilities                       7,045        3,762        3,031
                                                                                  -----       ------       ------

         Cash (used in) provided by operating activities                        (14,721)      11,181       (2,653)
                                                                                --------      ------       -------

Investing activities:
    Proceeds from contribution of assets                                          6,000           --            --
    Proceeds from sale of assets                                                     --       10,000        14,675
    Proceeds from sale of fixed assets                                               --          221            --
    Proceeds from sale of Enterworks stock                                           --        5,000            --
    Payment of offering costs                                                        --         (303)           --
    Purchase of property and equipment                                           (1,691)      (1,389)      (1,250)
    Investment in other assets                                                       --         (800)      (2,040)
                                                                                 ------       -------      -------

         Cash provided by investing activities                                    4,309       12,729       11,385
                                                                                 ------       ------       ------
Financing activities:
    Proceeds from (payments of) Senior Credit Facility                            8,952      (19,651)      (3,786)
    Proceeds from debt issuance                                                      --           --        1,800
    Increase (decrease) in book overdrafts                                        1,789       (3,998)       1,641
    Retirement of Class B redeemable preferred stock                                 --           --       (6,500)
    Repurchase of 410,000 shares of redeemable preferred stock                       --           --       (1,640)
    Proceeds from issuance of common stock upon exercise of Company stock options    --            3           --
    Payments under capital lease obligations                                       (358)        (357)        (426)
                                                                                 -------      -------      -------
         Cash provided by (used in) financing
         Activities                                                              10,383      (24,003)     ( 8,911)
                                                                                 ------      --------     --------

    (Decrease)in cash and cash equivalents                                          (29)         (93)        (179)
    Cash and cash equivalents at beginning of the year                              315          408          587
                                                                                 ------      -------        ------

    Cash and cash equivalents at end of year                                     $  286      $   315      $   408
                                                                                 ======       ======        ======


                       TELOS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                 2000         1999         1998
                                                                                 ----         ----         ----

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                                    $3,396       $5,409      $ 5,228
                                                                                 =====        =====       ======
    Income taxes                                                                $  529       $  272      $ 1,088
                                                                                 =====        =====       ======


                       TELOS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                                                                      Year Ended December 31,
                                                                                     -----------------------
                                                                                 2000          1999         1998
                                                                                 ----          ----         ----

Supplemental schedule of non-cash investing activities:
    Equity in Enterworks issuance of common stock warrants                         --           100           --
    Contribution of Enterworks common stock                                        --           211           --
    Forgiveness of Enterworks payable                                              --        20,445           --
    Exchange of Enterworks stock for forgiveness of Enterworks payable             --         4,000           --
    Equity in Enterworks conversion of subordinated notes                          --         1,140           --
    Reduction of investment in Enterworks                                          --        27,386           --



The accompanying notes are an integral part of these consolidated financial statements.



                                                      TELOS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT (DEFICIT)
                                                              (amounts in thousands)

                                                                                                           Total
                                                   Class A      Class B     Capital                    Stockholders'
                                                   Common       Common     In Excess  Accumulated       Investment
                                                    Stock        Stock      of Par       Deficit         (Deficit)
                                                    -----        -----      ------       -------         ---------


Balance December 31, 1997                          $ 65         $ 13     $     --       $(38,944)        $(38,866)

Senior redeemable preferred stock dividend           --           --         (423)            --             (423)
Class B redeemable preferred stock dividend          --           --         (347)            --             (347)
Redeemable preferred stock dividend                  --           --       (4,068)            --           (4,068)
Redeemable preferred stock accretion                 --           --       (1,527)            --           (1,527)
Gain on retirement of Class B redeemable preferred
 stock                                               --           --        5,883             --            5,883
Repurchase of 410,000 shares of redeemable
  preferred stock                                    --           --        2,178             --            2,178
Issuance of Telos common stock warrants              --           --          420             --              420
Net loss for the year                                --           --           --         (9,171)          (9,171)
                                                     --           --        -----         ------           ------

Balance December 31, 1998                            65           13        2,116        (48,115)         (45,921)

Senior redeemable preferred stock dividend           --           --         (423)            --             (423)
Redeemable preferred stock dividend                  --           --       (1,693)        (2,130)          (3,823)
Redeemable preferred stock accretion                 --           --           --         (1,424)          (1,424)
Equity in Enterworks conversion of subordinated
  notes                                              --           --           --          1,140            1,140
Issuance of common stock upon exercise of Company
 stock options                                       --           --           --              3                3
Non-cash stock-based compensation                    --           --           --             12               12
Deconsolidation of Enterworks accounts               --           --           --         27,197           27,197
Reduction of investment in Enterworks                --           --           --        (27,388)         (27,388)
Net loss for the year                                --           --           --         (1,964)          (1,964)
                                                     --           --        -----         ------           ------

Balance December 31, 1999                            65           13           --        (52,669)         (52,591)
                                                     --           --        -----         ------           ------


Senior redeemable preferred stock dividend           --           --         (424)            --             (424)
Deconsolidation of accounts                          --           --           --            517              517
Redeemable preferred stock dividend                  --           --       (1,700)        (2,123)          (3,823)
Redeemable preferred stock accretion                 --           --       (  785)        (  770)          (1,555)
Contribution of assets to TelosOK                    --           --        5,627             --            5,627
Net loss for the year                                --           --           --         (1,794)          (1,794)
                                                     --           --         ----          -----            -----

Balance December 31, 2000                          $ 65         $ 13     $  2,718       $(56,839)        $(54,043)
                                                     --           --        -----         ------           ------




The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  Note 1.   Summary of Significant Accounting Policies

  Business and Organization

     Founded in 1968, Telos Corporation ("Telos" or the "Company") delivers enterprise integration solutions and services to customers in the U.S. federal government and industry. Telos' product and service offerings span the entire systems life cycle, including network and systems design, software development, systems integration, hardware and software maintenance, and solutions for emerging needs for enterprise network infrastructure management, data integration, and information security. The Company is headquartered in Ashburn, Virginia, part of Northern Virginia's growing region of high technology companies. During 2000, the Company provided its business solutions through three operating segments: Systems and Support Services, the Products Group, and its Xacta subsidiary.

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

     On July 28, 2000, the Company completed the formation of a joint venture, TelosOK, wherein the Company contributed its Ft. Sill based operation to a newly created entity in return for 50% ownership in TelosOK and consideration of
approximately   $9.0  million  (See  Note  2).

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries, Telos Corporation (California), Telos International Corporation, ubIQuity.com, inc., Xacta Corporation, Telos.com, inc., and Telos Delaware, Inc. The accounts of the Company's investment in Enterworks, Inc. ("Enterworks") have been deconsolidated as of December 30, 1999, and therefore have been removed from the consolidated balance sheet and statement of changes in stockholders' investment (deficit). The statement of operations includes the results of Enterworks, Inc. as "Equity in Net Losses of Enterworks" in accordance with APB 18 (See Note 3). Significant intercompany transactions have been eliminated. The Company also has a 50% interest in TelosOK, LLC, which is accounted for under the equity method of accounting.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company's consolidated financial statements include contract percentage-of-completion methodology, allowance for doubtful accounts receivable, allowance for inventory obsolescence, valuation of goodwill, valuation allowances for deferred tax assets, employee benefits and estimated useful lives of goodwill, property and equipment and other noncurrent assets, including software development costs. Actual results could differ from those estimates.

Revenue Recognition

     The majority of the Company's sales are made directly or indirectly to the federal government. A substantial portion of the Company's revenues are derived from time and materials contracts, under which revenue is recognized as services are performed and costs are incurred. For fixed price contracts revenue is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction -Type and Certain Production-Type Contracts" using the percentage of completion method as costs are incurred. The Company generally recognizes product revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized over the term of the arrangements. The Company records loss provisions for its contracts, if required, at the time such losses are identified.

     The Company has adopted the provisions of Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") for the year ended December 31, 2000. The adoption of SAB 101 did not have a material effect on the Company's results from operations.

     Revenue from the licensing of software is recognized in accordance SOP 97-2 "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" when persuasive evidence of an arrangement exists, delivery has occured, the fee is fixed and determinable and collectibility is probable. SOP 98-9 requires revenue to be recognized using the "residual method" if certain conditions are met. This approach results in contract discounts being applied to the license with no such allocation to deferred support elements. The Company has adopted the provisions of SOP 98-9 for the year ended December 31, 1999. The adoption of SOP 98-9 did not have a material effect on the Company's results from operations. Revenue generated from software subscription contracts is recognized ratably over the subscription period.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company's cash management program utilizes zero balance accounts.
Accordingly, all book overdraft balances have been reclassified to accounts payable.

  Inventories

     Inventories  are  stated  at the  lower of cost or  market,  where  cost is determined primarily on the first-in, first-out method. Substantially all inventories consist of purchased hardware and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $613,000 and $478,000 at December 31, 2000 and 1999, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

     At December 31, 2000 and 1999, the Company's allowance for product inventory was $1,777,000 and $1,992,000, respectively. The components of the allowance for inventory obsolescence are set forth below (in thousands):

                                                                  Additions
                                                  Balance,        Charged to                           Balance,
                                                 Beginning        Costs and                             End
                                                   of Year         Expense       Deductions(1)         of Year
                                                   -------         -------       -------------         -------
Year ended December 31, 2000                      $ 1,992          $    50         $   265             $ 1,777

Year Ended December 31, 1999                      $ 3,074          $   600         $ 1,682             $ 1,992

Year Ended December 31, 1998                      $ 3,915          $ 1,090         $ 1,931             $ 3,074

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

     Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $1,541,000, $2,314,000 and $2,460,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Goodwill

     Goodwill arose principally from the acquisition of Telos Corporation (California) in 1992 and has been assigned a useful life of twenty years. The Company assesses the potential impairment and recoverability of goodwill on an annual basis and more frequently if factors dictate. Management forecasts are used to evaluate the recovery of goodwill through determining whether amortization of goodwill can be recovered through projected undiscounted future cash flows. If an impairment of goodwill is indicated, the impairment is measured based on projected discounted cash flows.

     Accumulated amortization of goodwill at December 31, 2000 and 1999 was $9,756,000 and $9,444,000 respectively.

  Other Assets

     Until the deconsolidation of Enterworks on December 30, 1999 (See Note 3), other noncurrent assets consisted principally of capitalized software development costs and debt issuance costs. The balance as of December 31, 2000 consists mostly of refundable deposits and an immaterial investment in a joint venture.

     With regard to the capitalized software development cost balances included in the accounts for most of 1999, the Company expensed all research and development costs incurred in connection with software development projects until such software achieved technological feasibility, determined based on the achievement of a working model. Costs thereafter were capitalized. The Company amortized such capitalized costs on a product-by-product basis over the greater of the amount computed using an estimated product life of two years or the ratio that current gross revenues would bear to the total of current and anticipated future gross revenues. The Company periodically evaluated the realizability of these capitalized costs through consideration of anticipated revenue and gross margin as compared to current revenue and gross margin. At the time a determination was made that capitalized amounts were not recoverable based on the estimated cash flows to be generated from the applicable software product, a loss was recognized.

     There were no unamortized software and product costs at December 31, 2000 and 1999. Amortization expense associated with prior years' capitalized software and product costs was $0, $1,646,000, and $2,044,000 in 2000, 1999 and 1998,
respectively. Additionally, $1,743,000 was written off as a net realizable value adjustment in the fourth quarter of 1998.

     Debt issuance costs are amortized over the term of the underlying financial instrument, which amortization method does not differ significantly from the effective interest method. Due to the retirement of $7.6 million of Series B, C and D subordinated notes in December 1999 (See Note 6), $72,000 in debt issue costs were written off in 1999. Unamortized costs amounted to $0 and $110,000 at December 31, 2000 and 1999, respectively.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The Company provides a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation cost is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the exercise price of the option granted.
Compensation cost for stock options, if any, is recognized over the vesting period. The Company has provided additional pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 8).

     In April 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation; Interpretation of APB Opinion No.25" ("FIN 44"). FIN 44 clarifies the application of APB 25 regarding certain key issues. It addresses various interpretive guidelines including: 1) stock compensation granted to non-employees or to employees who have changed their employment status; 2) modifications made to a fixed stock option or award; 3) share repurchase features and tax withholding features; 4) and exchanges due to business combinations. The Company has applied FIN 44 to its stock option plans as of July 1, 2000 and there has been no material impact to the consolidated financial statements from the adoption of this interpretation.

  Research and Development

     The Company charges all research and development costs to expense as incurred, until, as in the case of software, technological feasibility is reached after which time such costs are capitalized. During 2000, 1999 and 1998, the Company incurred approximately $200,000, $7.2 million, and $6.1 million in research and development costs, respectively. The significant reduction in research and development from 1999 to 2000 is due to the deconsolidation of Enterworks in December 1999.

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

  Comprehensive Income

     Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. The Company has no material comprehensive income components other than its net loss.

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

  Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the current period presentation.

  Recent Accounting Pronouncements

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  For  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and does not expect SFAS 133 to have a material impact on the results of operations.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS 133. SFAS 138 amends SFAS 133 to 1) expand the scope of the "normal sales and normal purchases" exception; 2) introduce the benchmark rate as an interest rate that may be hedged; 3) permit a recognized foreign currency denominated asset to be hedged and; 4) allow certain intercompany derivatives that are offset net to be designated as hedging instruments. The Company does not anticipate SFAS 138 to have a material impact on its financial statements.

     On September 29, 2000, FASB Statement No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. The new standard replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and becomes effective for transfers entered into after March 31, 2001.

     FAS 140 significantly changes the collateral recognition guidance for secured borrowings and related collateral disclosure requirements. The Company does not anticipate FAS 140 will have a material impact on the Company's consolidated financial statements.

  Note 2.     Contribution of Assets

     On July 28, 2000, the Company entered into a Subscription Agreement with certain investors ("Investors"), which provided for the formation of an Oklahoma Limited Liability Company named Telos OK, LLC ("TelosOK"). The Company contributed all of the assets of its Digital Systems Test and Training
Simulators ("DSTATS") business as well as its Government Contract with the Department of the Army at Ft. Sill (hereafter referred to as the Company's Ft. Sill operation) to TelosOK. The net assets contributed by the Company totaled $373,000. The Investors contributed $3.0 million in cash to TelosOK, and at closing TelosOK borrowed $4.0 million cash from a bank. The Company and the Investors each have guaranteed a portion of the loan of TelosOK. The Company has guaranteed $2 million and the Investors have guaranteed $1 million. In addition, TelosOK entered into a $500,000 senior credit facility with the same bank, which expires August 1, 2001. Borrowings under the facility, should there be any, will be collateralized by certain assets of TelosOK (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each when and if drawn.

     In compliance with the subscription agreement, on the closing date the following consideration was given to the Company for its contribution of assets to TelosOK:

     The Company received $6 million in cash, retained $2.5 million in trade receivables of the Ft. Sill and DSTATS businesses, and received a $500,000 receivable from TelosOK for a total consideration of $9 million for the contribution of the net assets.

     The Company and the Investors each own a 50% voting membership interest in TelosOK, and have signed an operating agreement which provides for three subclasses of membership units, Classes A, B and C. The ownership of these classes is as follows and can change upon Class B redemption:

     Class A - owns 20% of TelosOK. The Company and the Investors each own 50% of the 200,000 units of this class. This class has all voting rights of Telos OK and has the sole right to elect the directors of TelosOK. The units in this class do not have redemptive rights.

     Class B - owns 40% of TelosOK. The Investors own all 2.9 million units of this class. This class does not have voting rights, but can request the redemption of all or a portion of the Class B units outstanding beginning one year after the closing date, subject to certain restrictions. Class B holders can redeem no more than 500,000 units per quarter at a price of $1.00 per unit, and such redemption can only be made from the excess cash flow of TelosOK as defined in the agreement.

     Class C- owns 40% of TelosOK. The Company owns all 2.9 million units of this class. This class does not have voting rights, and has the same redemptive rights as class B above, except that no right of redemption will exist until all Class B units have been redeemed. In addition, when any of the Class B units have been redeemed, the Company will receive a warrant to purchase a number of Class C units equal to the amount of the Class B units redeemed at a price of $0.01 per unit.

     As indicated in the operating agreement, one of the Investors will initially serve as Chairman of the Board and may designate a Secretary, and David Aldrich, President and CEO of the Company, and Thomas Ferrara, Treasurer and CFO of the Company, will initially serve in those same capacities for TelosOK. The Company has entered into a corporate services agreement with TelosOK whereby the Company will provide certain administrative support functions to TelosOK, including but not limited to finance and accounting and human resources, in return for a monthly cash payment.


     As indicated above, the Company owns 50% of TelosOK, and shares control over TelosOK, and therefore has changed its method of accounting for the contributed assets from the consolidation method to the equity method. Pursuant to this change, the revenues, costs and expenses from the Ft. Sill and DSTATS businesses have been excluded from their respective captions in the Company's Consolidated Statement of Operations, and the net earnings from these businesses have been reported separately as "Equity in Net Earnings of Telos OK" for the year ended December 31, 2000. The results of operations of the Ft. Sill and DSTATS businesses included in the "Equity in Net Earnings of Telos OK" caption are comprised of the following:

                                (in thousands)
                               December 31, 2000
                                    Year
                                   ended
Sales                            $ 13,339
Cost of Sales                     (11,011)
                                   ------
Gross Profit                     $  2,328
                                    =====


     From July 28, 2000 through December 31, 2000, the Company's share in the cumulative equity of TelosOK was still negative. Therefore, the Company's investment balance in TelosOK is $0 at December 31, 2000.

Note 3.  Deconsolidation of Enterworks, Inc. Subsidiary

     On December 30, 1999, Enterworks, Inc. ("Enterworks"), a majority-owned subsidiary of the Company, completed a private placement of 21,739,127 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price of $1.15 per share. The sale generated gross proceeds of $25,000,000. In addition, the Company entered into a series of concurrent transactions pursuant to which the Company's voting interest in Enterworks was reduced to approximately 34.8%. The concurrent transactions were as follows:

1. The Company converted approximately $7.6 million of its Senior Subordinated Notes, Series B, C and D held by investors, plus the accrued interest and the waiver of a prepayment premium associated with these notes, into shares of Enterworks' Common Stock currently owned by the Company at an exchange ratio of one share of Enterworks' Common Stock for each $1.00 principal amount of notes payable. These subordinated notes had a maturity date of October 1, 2000.

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

     As a result of the reduction of the Company's ownership percentage in Enterworks the Company has changed its method of accounting for its Enterworks subsidiary from the consolidation method to the equity method. Pursuant to this change the revenues, costs and expenses of Enterworks have been excluded from their respective captions in the Company's consolidated statement of operations, and the Company's interest in the losses of Enterworks have been reported separately as "Equity in Net Losses of Enterworks." Additionally, the assets, liabilities, and equity of Enterworks will be excluded from their respective consolidated balance sheet captions and the Company will establish an "Investment in Enterworks" account in accordance with APB 18. The recognition of this net loss by the Company reduced the carrying value of its investment in Enterworks to $0 in 1999. Enterworks continued to recognize losses during fiscal 2000, and in accordance with APB18 the Company has not recognized these losses.

     The results of operations of Enterworks included in the "Equity in Net Losses in Enterworks" caption for the year ended December 31, 1999 are comprised of the following:

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
                                                           ========

     Enterworks has completed another round of private financing in the year 2000 which has further diluted the Company's interest in Enterworks. At December 31, 2000, the Company owns 17,153,059 shares of Enterwork's common stock which equates to a beneficial ownership percentage of 29.6%.

Note 4.  Sale of Assets

     On September 29, 1999, the Company sold substantially all of the assets of its computer maintenance and service business, Telos Field Engineering, Inc. ("TFE"), to TFE Technology Holdings, LLC ("TFE Holdings"), an affiliate of Carr & Company, for $10 million. As a result of this sale, the Company has recorded a gain of $4.7 million in its consolidated statement of operations for the year ended December 31, 1999. This gain included a write-off of $2.1 million of goodwill allocated to TFE operations. The Company and TFE Holdings entered into a one-year corporate services agreement on the date of the sale. Under the terms of the Agreement, Telos provided certain administrative support functions to TFE Holdings, including but not limited to finance and accounting and human resources, in return for a monthly payment. This agreement was terminated in 2000.

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

  Note 5.      Revenue and Accounts Receivable

     Revenue resulting from contracts and subcontracts with federal, state, and local governments accounted for 96.2%, 94.1% and 94.9% of consolidated revenue in 2000, 1999 and 1998, respectively. As the Company's primary customer is the federal government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses.

       The components of accounts receivable are as follows (in thousands):

                                                                                        December 31,
                                                                                 --------------------------
                                                                                 2000                 1999
                                                                                 ----                 ----
    Billed accounts receivable                                                  $39,486             $22,592
                                                                                 ------              ------
    Amounts billable upon acceptance by customer                                  3,100               2,841
    Amounts currently billable                                                    4,931               2,427
                                                                                  -----              ------

    Total unbilled accounts receivable                                            8,031               5,268
                                                                                  -----              ------

    Allowance for doubtful accounts                                              (1,835)               (830)
                                                                                 -------             -------
                                                                                $45,682             $27,030
                                                                                 ======              ======

The components of the allowance for doubtful accounts are set forth below (in thousands):


                                               Balance     Additions Charged
                                               Beginning     to Costs and                          Balance
                                               Of Year        Expenses       Deductions(1)         End of Year
                                               -------        --------       -------------         -----------
  Year ended December 31, 2000                  $  830      $ 1,381              $ (376)            $ 1,835
  Year ended December 31, 1999                     739          400                (309)                830
  Year ended December 31, 1998                     964           39                (264)                739


  1.   Accounts receivable written-off or reserve reversals.

  Note 6.Debt Obligations

  Senior Revolving Credit Facility

     At December 31, 2000, the Company has a $35 million Senior Revolving Credit Facility (the "Facility") with a bank which expires on March 1, 2002 and has an outstanding balance of $25.5 million. Borrowings under the facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and the remaining Enterworks stock owned by the Company. The amount of the available borrowings fluctuates based on the underlying asset borrowing base. The facility requires payment of a fee of 0.375% of the unused portion of the Facility. The Facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate, which was 9.50% at December 31, 2000.

     The weighted average interest rate on the outstanding borrowings under the Facility was 10.07% for 2000 compared with 9.89% for 1999. At December 31, 2000, the Company had approximately $1.0 million available under the Facility.

     The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. The bank has amended the covenants to conform to the Company's 2001 budget expectations.

     The carrying value of the Facility at December 31, 2000 and 1999 approximates fair value.

  Senior Subordinated Notes

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. Of the $8.5 million in combined principal of the Series B and Series C Notes at December 31, 2000, $1.2 million of Notes mature on April 1, 2001, and the remaining $7.3 million become payable on April 1, 2002. The Notes have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At December 31, 2000, the prepayment premium that would be due upon a triggering event is $8.4 million.

     In conjunction with the Enterworks private placement offering (See Note 3), the Company retired approximately $1.0 million of Series B Notes, $4.8 million of Series C Notes, and $1.8 million of Series D Notes in exchange for shares of Enterworks' common stock owned by the Company at an exchange ratio of one share of Enterworks' common stock for each $1.00 principal amount of notes payable. In addition to the retirement of these notes, accrued interest of approximately $300,000 was forgiven and the holders of these notes waived their rights to the prepayment premium associated with these notes.

     The balances of the Series B and Series C Notes were $5.5 million and $3.0 million, respectively, at December 31, 2000 and 1999, respectively.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which are classified as Series D. The Series D Notes total $1.8 million and were unsecured. The Series D Notes had a maturity date of October 1, 2000 and bear interest at 14% per annum. Interest was paid quarterly on January 1, April 1, July 1, and October 1 of each year. The notes could have been prepaid at the Company's option. These Notes contained the same payment premium provisions as the Series B and Series C Notes (see above). In connection with the debt, the Company issued 1,500,000 warrants to purchase shares of the Company's Class A Common Stock. The warrants have an exercise price of $.01 and an exercise period of 22 months. The Company has assigned a value to the warrants of $420,000 which has been included in capital in excess of par. These warrants expired on October 1, 2000. These notes were retired in conjunction with the Enterworks private placement (Note 3), making the outstanding carrying balance zero at December 31, 2000 and 1999, respectively.

  Note 7.   Redeemable Preferred Stock

  Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative dividend rate of 14.125% per annum of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem 821.4 of the 3,000 shares outstanding on December 31, 2001, subject to the legal availability of funds. The remaining 2,178.6 shares and their accrued dividends are required to be redeemed on April 1, 2002, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At December 31, 2000 and 1999 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,480,000 and $3,054,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balances.

  12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Mandatorily Redeemable Preferred Stock, par value $.01 per share, has been authorized for issuance.

     The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Mandatorily Redeemable Preferred Stock (the "Public Preferred Stock") pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 2000 and 1999 was $1,555,000 and $1,424,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991.

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

     The Public Preferred Stock has a 20-year maturity; however, the Company must redeem, out of funds legally available, 20% of the Public Preferred Stock on the 16th, 17th, 18th and 19th anniversaries of November 21, 1989, leaving 20% to be redeemed at maturity. On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

     The Public Preferred Stock accrues a semi-annual dividend at an annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Following November 21, 1995, dividends are only payable in cash. Dividends in additional shares of the Preferred Stock are paid at the rate of 6% of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $22,500,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and other conditions relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law. The Company is satisfied that the approach it has followed is supportable and reasonable.

  Note 8.  Stockholders' Investment and Employee Benefit Plans

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

  Stock Warrants

     In 1994, Toxford Corporation deposited $3 million with the Company's bank to provide the Company with increased borrowing capability under its Facility
(see Note 6). In exchange, Toxford Corporation was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Toxford Corporation warrants to acquire 7,228,916 shares of the Company's Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company's common stock at the issuance date. In November 1998, 840,000 of these warrants were transferred to certain other shareholders of the Company. The warrant is fully exercisable and has a term of ten years from the date of issue.

  Stock Options

     The Company has granted stock options to certain employees of the Company under five plans. The Long-Term Incentive Compensation Plan was adopted in 1990 ("1990 Stock Option Plan") and had option grants under it through 2000. In 1993, stock option plan agreements were reached with certain employees. In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan ("1996 Stock Option Plan").

     In 2000, the Board of Directors of the Company approved two new stock option plans, one for Telos Delaware, Inc. and one for Xacta Corporation, both wholly owned subsidiaries of the Company.

     The Company generally grants options under its respective plans at the estimated fair value at the date of grant. Fair value is determined by the members of the option committee of the Board of Directors based upon all information available to it.

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

                                                                     Stock Option Activity
                                                       -----------------------------------------------
                                                         Numbers of Shares            Weighted Average
                                                              (000's)                  Exercise Price
                                                       -----------------------------------------------
  Outstanding at December 31, 1997                              530                        $1.42

    Granted                                                   1,495                         1.07
    Exercised                                                    --                           --
    Canceled                                                    (85)                        1.42
                                                              ------                        ----
  Outstanding at December 31, 1998                            1,940                       $ 1.27


    Granted                                                     418                         1.35
    Exercised                                                    --                           --
    Canceled                                                   (640)                        1.12
                                                              ------                        ----
  Outstanding at December 31, 1999                            1,718                       $ 1.22
                                                              -----                         ----

    Granted                                                     632                         1.37
    Exercised                                                    --                           --
    Canceled                                                   (328)                        1.42
                                                              -----                         ----
  Outstanding at December 31, 2000                            2,022                       $ 1.23
                                                              -----                         ----

  1993 Option Plan

     In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company's Class A common stock from the Company at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati's agreement was canceled in 1996 and the shares now available will be administered under the same terms as the 1996 Stock Option Plan. Additional information as to these options follows:

                                                                    Stock Option Activity
                                                        -----------------------------------------------
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                        -----------------------------------------------
  Outstanding at December 31, 1997                            1,354                          $0.75

    Granted                                                      --                             --
    Exercised                                                    --                             --
    Canceled                                                     --                             --
                                                              -----                          -----
  Outstanding at December 31, 1998                            1,354                          $0.75

    Granted                                                      --                             --
    Exercised                                                    --                             --
    Canceled                                                   (103)                          1.01
                                                              -----                           ----
  Outstanding at December 31, 1999                            1,251                          $0.72
                                                              -----                          -----

    Granted                                                      --                             --
    Exercised                                                    --                             --
    Canceled                                                   (168)                          1.01
                                                              -----                           ----
  Outstanding at December 31, 2000                            1,083                         $ 0.68
                                                              -----                           ----

     Mr. Wood has the option to cancel the 1993 stock options discussed above and receive an equal number of options under the 1996 plan at an exercise price of $0.95 per share. Additionally, the effect on the 1996 stock option plan as of December 31, 2000 would be to increase the number of shares outstanding to 5,186,865 with a weighted average exercise price of $1.01 per share.

  1996 Stock Option Plan

     The 1996 Stock Option Plan allows for the award of up to 6,644,974 shares of Class A common stock at an exercise price of not lower than fair market value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock options may be exercised over a ten-year period subject to the vesting requirements. Additional information as to these options follows:

                                                                    Stock Option Activity
                                                       -----------------------------------------------
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                       -----------------------------------------------
  Outstanding at December 31, 1997                            4,251                        $0.96

    Granted                                                   1,447                         1.07
    Exercised                                                    --                           --
    Canceled                                                   (143)                        0.98
                                                              ------                        ----
  Outstanding at December 31, 1998                            5,555                        $0.99

    Granted                                                     353                         1.35
    Exercised                                                    (3)                        0.95
    Canceled                                                   (901)                        1.01
                                                              ------                        ----
  Outstanding at December 31, 1999                            5,004                        $1.01
                                                              -----                         ----

    Granted                                                     148                         1.35
    Exercised                                                    --                           --
    Canceled                                                   (666)                        1.03
                                                               -----                        ----
   Outstanding at December 31, 2000                           4,486                       $ 1.02
                                                              -----                         ----

  Telos Delaware Stock Incentive Plan

     During the third quarter of 2000, the Board of Directors of the Company approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain key executives and employees of the Company are eligible to receive stock options under the plan. Under the plan, the Company may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair market value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair market value on the date of grant. All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. Additional information as to these options follows:

                                                                     Stock Option Activity
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                       -----------------------------------------------
  Outstanding at December 31, 1999                               --                                --

    Granted                                                   1,826                             $3.85
    Exercised                                                    --                                --
    Canceled                                                    (88)                             3.85
                                                                ---                              ----
  Outstanding at December 31, 2000                            1,738                             $3.85
                                                              -----                              ----



  Xacta Stock Incentive Plan

     In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates. The options may be awarded as incentive or non-qualified, have a term of ten years, and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. The exercise price may not be less than the fair market value on the date of grant for an incentive option, or less than 85% of the fair market value on the date of grant for a non-qualified stock option. Additional information as to these options follows:

                                                                    Stock Option Activity
                                                       -----------------------------------------------
                                                         Number of Shares             Weighted Average
                                                              (000's)                  Exercise Price
                                                       -----------------------------------------------
  Outstanding at December 31, 1999                               --                             --

    Granted                                                   1,287                          $0.75
    Exercised                                                    --                             --
    Canceled                                                    (79)                          0.75
                                                                ---                           ----
  Outstanding at December 31, 2000                            1,208                          $0.75
                                                              -----                          -----


     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                      Options Outstanding               Options Exercisable
                                                      -------------------               -------------------

                                                            Weighted
                                                            Average       Weighted                     Weighted
                            Range of        Number         Remaining       Average        Number        Average
                            Exercise      Outstanding      Contractual     Exercise     Exercisable     Exercise
                             Prices         (000's)       Life in Years     Price         (000's)        Price
                             ------         -------       -------------     -----         -------        -----
  1990 Stock                 $1.07             940          7.4 years       $1.07            564         $1.07
  Option Plan                $1.35             349          9.3 years       $1.35            140         $1.35
                             $1.37             632          8.7 years       $1.37            608         $1.37
                             $1.40              19          7.6 years       $1.07             11         $1.07
                             $1.42              82          0.0 years       $1.42             82         $1.42
                             -----              --          ---------       -----             --         -----

                        $1.07 - $1.42        2,022          8.1 years       $1.23          1,405         $1.25
                        =============        =====          =========        ====          =====         =====

  1993 Stock
  Option Plan                $0.50             700          3.0 years       $0.50            700         $0.50
                             $1.01             383          6.1 years       $1.01            306         $1.01
                             -----             ---          ---------       -----            ---         -----
                        $0.50 -$1.01         1,083          4.1 years       $0.68          1,006         $0.66
                        ============        =====           =========       =====          =====         =====

  1996 Stock
  Option Plan                $0.95           2,606          5.4 years       $0.95          1,439         $0.95
                             $0.97              65          5.6 years       $0.97             65         $0.97
                             $1.01             469          6.2 years       $1.01            325         $1.01
                             $1.07             897          7.4 years       $1.07            443         $1.07
                             $1.35             379          8.9 years       $1.35            167         $1.35
                             $1.40              70          7.7 years       $1.40             64         $1.40
                             -----            ----          ---------       -----           ----         -----
                         $0.95 - $1.40       4,486          5.9 years       $1.02          2,503         $1.02
                         =============       =====          =========       =====          =====         =====


 2000 Telos Delaware
    Option Plan              $3.85           1,738          9.7 years       $3.85              0          $  -
                             =====           =====          =========       =====              =          ====


  2000 Xacta
  Option Plan                $0.75           1,208          9.7 years       $0.75              0          $  -
                             =====           =====          =========       =====              =          ====


     The weighted-average fair value of options granted under the 1990 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Stock Option Plan, the 2000 Telos Delaware Stock Option Plan, and the 2000 Xacta Stock Option Plan was $0.16, $0, $0.31, $0.69, and $0.14, respectively, in 2000 and $0.28, $0, $0.25,
$0, and $0, respectively, in 1999. Had the Company determined compensation cost consistent with SFAS No. 123 methodology, net loss would have been $(2,091,000), ($2,743,000), and ($9,666,000), in 2000, 1999, and 1998, respectively.
Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

                                          1990 Stock Option Plan             Other Stock Option Plan
                                          ----------------------             -----------------------


                                        2000      1999       1998        2000         1999           1998
  Expected dividend yield               0.0%       0.0%       0.0%       0.0%          0.0%           0.0%
  Expected stock price volatility       0.0%       0.0%       0.0%       0.0%          0.0%           0.0%
  Risk free interest rate               5.91%      5.82%      5.54%       --            --             --
  Expected life of options              2.09yrs    4.0yrs     5.3yrs      --            --             --

                                          1996 Stock Option Plan      2000 Telos Delaware Stock Option Plan
                                          ----------------------      -------------------------------------


                                        2000      1999       1998        2000         1999         1998

  Expected dividend yield               0.0%     0.0%         0.0%       0.0%           --            --
  Expected stock price volatility       0.0%     0.0%         0.0%       0.0%           --            --
  Risk free interest rate               6.59%    5.60%        5.54%      6.01%          --            --
  Expected life of options              4.0yrs   3.6yrs       4.8yrs     3.3yrs         --            --


                                             2000 Xacta Stock
                                             Option Plan
                                        -------------------------

                                        2000      1999       1998

  Expected dividend yield               0.0%        --        --
  Expected stock price volatility       0.0%        --        --
  Risk free interest rate               6.52%       --        --
  Expected life of options              3.3yrs      --        --


     Because the pro forma disclosures under SFAS No. 123 only apply to stock options granted in or after 1995, pro forma net income for 1998, 1999, and 2000 is not necessarily indicative of future periods.

  Telos Shared Savings Plan

     The Company sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Total Company contributions to this Plan for 2000, 1999, and 1998 were $784,000, $1,080,000, and $835,000, respectively.

  Note 9.  Income Taxes

         The provision (benefit)for income taxes includes the following (in thousands):

                                                                    For The Year Ended December 31,
                                                                 ----------------------------------
                                                              2000               1999               1998
                                                              ----               ----               ----
Current provision (benefit)
     Federal                                                 $353              $   --             $    --
     State                                                    391                 306                 669
                                                              ---                 ---                ----

        Total current                                         744                 306                 669
                                                              ---                 ---                ----

  Deferred provision (benefit)
     Federal                                                 (105)             (6,946)                568
     State                                                    (22)             (1,213)              ( 134)
                                                              ----            --------              ------

        Total deferred                                       (127)             (8,159)                434
                                                             -----             -------              ------

        Total provision (benefit)                           $ 617             $(7,853)            $ 1,103
                                                              ===               ======              ======

     The provision (benefit)for income taxes varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

                                                               For the Year Ended December 31,
                                                           ------------------------------------------------
                                                            2000                  1999              1998
                                                            ----                  ----              ----
  Computed expected income tax provision (benefit)          (34.0)%              (34.0)%            (34.0)%
  Goodwill amortization                                       9.0                  0.9                2.4
  State income taxes, net of federal income tax benefit      49.4                 (2.6)              (1.8)
  Change in valuation allowance for deferred tax assets     (28.7)               (12.9)              24.9
  Meals and entertainment                                     6.8                  0.5                1.1
  Recognition of deferred tax liabilities on contributions
    to TelosOK LLC                                           35.3                   --                 --
  Other                                                      14.6                  4.1               20.9
                                                             ----                  ---               ----
                                                             52.4%               (44.0)%             13.5%
                                                             =====               =======             =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                                          December 31,
                                                                                   -------------------------
                                                                                   2000                1999
                                                                                   ----                ----
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts         $  704              $  161
  Allowance for inventory obsolescence and amortization                              734                 946
  Accrued liabilities not currently deductible                                     1,471               1,842
  Accrued compensation                                                             1,865               1,786
  Property and equipment, principally due to differences in depreciation methods     705                 895
  Basis difference in TelosOK LLC interest                                         1,780                  --
  Net operating loss carryforwards - state                                           234               2,174
  Alternative minimum tax credit carryforward                                        734                 703
                                                                                   -----               -----
            Total gross deferred tax assets                                        8,227               8,507
            Less valuation allowance                                                (234)               (572)
                                                                                   ------               -----
            Net deferred tax assets                                                7,993               7,935
                                                                                   -----               -----
  Deferred tax liabilities:
      Unbilled accounts receivable, deferred for tax purposes                       (134)               (203)
                                                                                   ------              ------
            Total deferred tax liabilities                                          (134)               (203)
                                                                                   ------             -------
            Net deferred tax assets                                               $7,859              $7,732
                                                                                  ======              ======





       The components of the valuation allowance are as follows (in thousands):



                                          Balance at          Additions                           Balance At
                                          Beginning of        Charged to                          End of
                                          Period              Expenses           Deductions       Period
                                          ------              --------           ----------       ------


  December 31, 2000                       $  572            $   --            $   338          $   234
  December 31, 1999                        4,987                --             (4,415)(1)          572
  December 31, 1998                        2,974             2,013                 --            4,987

(1)      Included $2,115 attributable to Enterworks

     The net change in the valuation allowance was a decrease of $338,000 for 2000 and a decrease of $2,300,000 for 1999. The decrease in the valuation allowance for 1999 is attributable to forecasted taxable income, which justified the future recognition of the net deferred tax assets recorded. The above deferred tax assets and liabilities were adjusted to reflect the deconsolidation of Enterworks from Telos on December 30, 1999.

     At December 31, 2000, for federal income tax purposes there were no net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards for both regular and alternative minimum tax purposes were fully utilized in 2000. In addition, the Company has $734,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

  Note 10.              Commitments and Contingencies

  Leases

     The  Company  leases  office  space  and  equipment  under   non-cancelable
operating and capital leases with various expiration dates, some of which contain renewal options.

     On March 1, 1996, the Company entered into a twenty-year capital lease for a building that serves as its corporate headquarters. The Company has accounted for this transaction as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.3 million. Under the terms of the lease, the landlord furnished the Company with $1.3 million to fund tenant improvements and other building costs.

     The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000 (in thousands):

                                                    Property        Equipment        Total
                                                    --------        ---------        -----


         2001                                     $   1,543        $    54      $    1,597
         2002                                         1,543             --           1,543
         2003                                         1,543             --           1,543
         2004                                         1,543             --           1,543
         2005                                         1,543             --           1,543
         Remainder                                   15,819             --          15,819
                                                     ------          -----          ------

         Total minimum obligations                   23,534             54          23,588
         Less amounts representing
             interest                               (12,202)           (11)        (12,213)
                                                    --------           ----        --------

         Net present value of
             minimum obligations                     11,332             43          11,375
         Less current portion                          (302)           (43)           (345)
                                                    --------           ----        --------

         Long-term capital lease
             obligations at
             December 31, 2000                    $  11,030       $     --       $  11,030
                                                     ======         ======          ======

     Accumulated amortization for property and equipment under capital leases at December 31, 2000 and 1999 is $3,502,000 and $2,787,000, respectively. Future minimum lease payments for all non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

         2001                                       $ 1,038
         2002                                         1,033
         2003                                         1,049
         2004                                           911
         2005                                           941
         Remainder                                      237
                                                       ----
         Total minimum lease payments               $ 5,209
                                                      =====

     Net rent expense charged to operations for 2000, 1999, and 1998 totaled $1,300,000, $2,000,000, and $2,001,000, respectively.

  Legal

     The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or of cash flows.

  Note 11.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

     Mr. John R. Porter, the owner of a majority of the Company's Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $200,000 by the Company in 2000, 1999, and 1998 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

     Mr. Norman Byers, a director of the Company, had a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement, Mr. Byers received $10,500 a month for his services. Mr. Byers was compensated $125,000 for 1998. This consulting agreement was terminated in the fourth quarter of 1998.

     Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, has a consulting agreement with the Company to provide strategic advice concerning the Company's hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company's discretion. Under this agreement Mr. Hester received a bonus of $135,000 payable in installments during 2000.

     Mr. Gerald Calhoun, former Vice President of Human Resources and Corporate Secretary, entered into a settlement agreement with the Company to resolve a dispute over Mr. Calhoun's employment contract with the Company. The Company will pay Mr. Calhoun 24 months of severance in installments from 2000 until 2002. Mr. Calhoun will also receive medical and insurance benefits through the Company for the same two-year period. Mr. Calhoun's payment of salary and fringe benefits amounts to approximately $189,000 per annum. Under the agreement, the Company extended the option term of Mr. Calhoun's vested options until September 2001.

     Mr. William L.P. Brownley, former Vice President and General Counsel of the Company, entered into an agreement with the Company whereby he will serve as an of counsel attorney to the Company from December 31, 2000 through March 31, 2003. In return, Mr. Brownley will be paid $220,000 per annum from January 1, 2001 through March 31, 2003. The Company will also continue to provide him with medical and insurance benefits during that same period.

  Note 12.  Reportable Business Segments

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1999 and 1998 has been restated from the prior year's presentation in order to conform to the 2000 presentation.

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

     Xacta - offers innovative products which leverage its extensive consulting experience, domain knowledge, and best practices implementation in enterprise integration, enterprise management, and enterprise security. Through these core competencies and innovative products, Xacta helps manage the security of its customers' network environments through the integration of critical business content and processes.

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

     Enterworks, Inc. is an equity investment of the Company as of December 31, 2000 (Note 3) and has been deconsolidated from the financial statements of the Company since December 30, 1999. The corresponding assets and liabilities have been removed from the consolidated balance sheet since December 31, 1999.


                                  Systems and
                               Support Services         Products    Xacta         Enterworks      Other(1)    Total
                               ----------------         --------    -----         ----------      --------    -----
        2000
  External Revenues                  $ 48,429          $ 83,688    $ 13,193      $     --       $    --    $145,310
  Intersegment Revenues              $     88          $    669    $     --      $     --       $    --    $    757
  Gross Profit                       $  5,278          $ 13,313    $  2,691      $     --       $    --    $ 21,282
  Segment profit (loss)(3)           $ (1,577)         $  4,944    $ (1,881)     $     --       $    --    $  1,486
  Total assets                       $ 10,324          $ 39,425    $  4,613      $     --       $22,728    $ 77,090
  Capital Expenditures               $    159          $    249    $    465      $     --       $   818    $  1,691
  Depreciation &
    Amortization(2)                  $    387          $    304    $    110      $     --       $ 1,217    $  2,018

        1999
  External Revenues                  $ 77,701          $ 85,726     $ 7,937      $     --       $    --    $171,364
  Intersegment Revenues              $    404          $     --     $    --      $     --       $    --    $    404
  Gross Profit                       $ 11,768          $  6,440     $ 1,940      $     --       $    --    $ 20,148
  Segment profit (loss)(3)           $  6,102          $ (2,263)    $(1,150)     $     --       $    --    $  2,689
  Total assets                       $  5,632          $ 22,930     $ 1,422      $     --       $26,902    $ 56,886
  Capital Expenditures               $     63          $     82     $    63      $    780       $   401    $  1,389
  Depreciation &
    Amortization(2)                  $    731          $    333     $    27      $  2,210       $ 1,321    $  4,622

        1998
  External Revenues                  $ 92,315          $103,086     $ 4,612      $  7,073       $    --    $207,086
  Intersegment Revenues              $    970          $  2,622          --      $      1       $    --    $  3,593
  Gross Profit                       $ 12,384          $  8,909     $ 1,336      $  1,542       $    --    $ 24,171
  Segment profit (loss)(3)           $  4,334          $     12     $   532      $(11,549)      $    --    $ (6,671)
  Total assets                       $ 20,653          $ 47,560     $ 1,333      $  6,119       $19,586    $ 95,251
  Capital Expenditures               $    135          $     62     $    31      $    587       $   435    $  1,250
  Depreciation &
    Amortization(2)                  $    545          $    483     $     8      $  2,332       $ 1,487    $  4,855


     (1) Corporate assets are principally property and equipment, cash and other assets.
     (2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, deferred software costs and spare parts inventory.
     (3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

     The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 9 separate facilities located in 4 states, the District of Columbia and Europe.

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

Dr. Fred Charles Ikle, Chairman of the Board

     Dr. Ikle (age 76) was elected to the Company's Board of Directors on January 31, 1994 and was elected Chairman of the Board in January 1995. He is Chairman of Conservation Management Corporation and is a member of the US Advisory Board for Zurich Financial Services Group. Dr. Ikle is also a Director of the National Endowment for Democracy and a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Ikle served as Under Secretary of Defense for Policy.

John B. Wood, Executive Chairman of the Board

     Mr. Wood (age 37) has served as Executive Chairman of the Board since March 8, 2000. From January 1994 until March 8, 2000, Mr. Wood served as President and Chief Executive Officer of the Company. Mr. Wood has also served as Chairman and CEO of Enterworks since January 1996. Between 1992 and 1994, Mr. Wood served as Chief Operating Officer and as an Executive Vice President of the Company. Prior to joining the Company, Mr. Wood founded a boutique investment-banking firm on Wall Street. Mr. Wood has a BSBA in Finance and Computer Science from Georgetown University.

David S. Aldrich, President, Chief Executive Officer, and Director

     Mr. Aldrich (age 41) was elected to the positions of President and Chief Executive Officer on March 8, 2000. He was elected to the Board of Directors on February 8, 2000. He was appointed to the position of Chief Operating Officer of the Company in January 1999. He joined the Company in September 1996 as Vice President, Corporate Development and Strategy. Prior to joining the Company, he was a partner in the Financial Advisory Services Group - Corporate Finance at Coopers & Lybrand L.L.P. Prior to joining Coopers & Lybrand L.L.P. in 1991, Mr. Aldrich was Senior Vice President at Dean Witter Capital Corp., the merchant banking arm of Dean Witter Reynolds, Inc.

Dr. Stephen D. Bryen, Director

     Dr. Stephen Bryen (age 58) was elected to the Company's Board of Directors on January 31, 1994. He currently serves as a Director in Jefferson Partners, L.L.C., a strategic management consulting and merchant-banking firm with offices in Washington, D.C. and New York, and as Senior Vice President of L-3 Network Security, LLC in Denver, Colorado. Dr. Bryen currently serves on the board of C-MAC Industries in Mechanicsburgh, Pennsylvania and is the senior technical advisor to Hollinger Digital Corporation in New York. From 1981 to 1988 Dr. Bryen served as the Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded.

Norman P. Byers, Director

     Mr. Byers (age 54) was elected to the Board of Directors on January 31, 1994. He is Vice President and General Manager of Foxhunt Incorporated, a provider of contract and long-term technical staffing and executive recruiting services in McLean, Virginia. Previously Mr. Byers was President and CEO of Virginia-based Classwise Inc., a distance learning ISP. Prior to his work at Classwise, Mr. Byers was COO of The Carpe Diem Group, President of Telos International Corporation, and managing partner of International Strategies Ltd. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

Malcolm M. B. Sterrett, Class D Director

     Mr. Sterrett (age 58) is a private investor and was elected to the Company's Board of Directors on July 31, 1998 as part of the preferred stockholder class. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Corporation.

John C. Boland, Class D Director

     Mr. Boland (age 53) was appointed to the Board of Directors on December 17, 1999 as a result of Mr. Huertematte's resignation. He has been owner of the general partner of Remnant Partners L.P., an investment partnership, since 1992. From 1989 to 1995, he was the publisher of Bankruptcy Values, an institutional research service. Prior to entering the investment business, Mr. Boland was an editor of Barron's Financial Weekly (from 1978 to 1983) and a freelance financial writer.

William L. Prieur Brownley, Former Vice President and General Counsel

     Mr. Brownley (age 44) joined the Company in April 1991 and was responsible for the management of the Company's legal affairs. For the five years prior to joining the Company, he served as Assistant General Counsel and then as General Counsel at Infotechnology Inc., an investment company whose holdings included various companies in the communications industry. Mr. Brownley resigned from the Company in January 2001.

Robert J. Marino, Executive Vice President and Chief Sales and Marketing Officer

     Mr. Marino (age 64) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. On January 1, 1994, Mr. Marino was appointed to President of Telos Systems Integration, and on January 1, 1998, he was appointed to his current position. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A-COM Information Systems, both of which are U.S. Government contractors.

Thomas J. Ferrara, Chief Financial Officer and Treasurer

     Mr. Ferrara (age 43) was appointed Chief Financial Officer of the Company on September 14, 2000. He was elected Vice President of Finance and Accounting and Treasurer on February 8, 2000. He joined the Company in 1994 as Director of Pricing and was responsible for all pricing of major contracts and Company forecasts. Prior to joining Telos, Mr. Ferrara was the Accounting Manager for Cordant, a privately held government contractor.

Michelle Wertz, Vice President of Human Resources and Corporate Secretary

     Ms. Wertz (age 37) was appointed Vice President, Human Resources for Telos Corporation in July of 2000 and Corporate Secretary in September, 2000. Ms. Wertz joined Telos in May, 1998 to revamp the Recruiting and Retention activities for the company leading to her position as Vice President, Resource Management in December of 1999. Ms. Wertz' previous Human Resources experience from 1995 - 1998 includes working for America Online, IPR Staffnet and Total Systems Solutions to provide technical and professional staffing solutions and best practice recruiting strategies.

Michael P. Flaherty, Executive VP, General Counsel and Chief Administrative Officer

     Mr. Flaherty (age 55) was appointed Executive Vice President, General Counsel and Chief Administrative Officer January 3, 2001. Prior to joining Telos Corporation Mr. Flaherty was of counsel in the law firm O'Donnell & Schaeffer and Principal Shareholder and Chief Executive Officer of First Continental Financial Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as trial counsel for major corporations.

  Each of the directors and executive officers of the Company is a United States citizen.

  Item. 11.  Executive Compensation

     The following table shows for the years ended December 31, 2000, 1999 and 1998, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and the four other most highly compensated executive officers of the Company in fiscal year 2000.


                                                              SUMMARY COMPENSATION TABLE
                                                              --------------------------


                                                                              Long-term
  Name                                             Annual    Compensation     Compensation(1)
  and                                                                         Awards
  Principal                                                                   Options/             All Other
  Position                            Year         Salary         Bonus       SARs(#)            Compensation(5)
  --------------------------------------------------------------------------------------------------------------

  John B. Wood                         2000       $350,002(7)   $     --            --             $18,100(6)
  (Executive Chairman)                 1999       $348,574      $245,000     2,000,000(3)          $13,000(6)
                                       1998       $334,198      $     --            --             $13,500(6)


  David Aldrich                        2000       $332,894      $     --       250,000(2)          $18,100(6)
  (President, Chief Executive          1999       $205,119      $245,000       200,000(3)          $    --
  Officer)                             1998       $173,850      $     --       210,000(4)           $2,333


  Thomas J. Ferrara                    2000       $133,561      $     --       128,000(2)           $5,100
  (Chief Financial Officer,            1999        $98,435      $ 50,000        27,500(3)(4)        $2,953
   Treasurer)                          1998        $90,898      $     --        17,500(4)           $2,952



  Robert J. Marino                     2000       $211,706      $     --       292,900(2)           $5,100
  (Chief Sales and Marketing           1999       $206,003      $100,000       200,000(3)           $5,000
    Officer and Executive V.P.)        1998       $204,734      $     --       362,000(4)           $5,500


  William L.P. Brownley                2000       $192,653            --        20,000(2)           $4,816
  (Former V.P. General                 1999       $170,997      $100,000       200,000(3)           $4,275
    Counsel)                           1998       $166,961      $     --       135,000(4)           $5,380


(1)      There are no restricted stock awards or payouts pursuant to long-term investment plans.
(2)      Options granted in 2000 are in Telos, Telos Delaware, and Xacta common stock.
(3)      Options granted in 1999 are in Enterworks, Inc., common stock.
(4)      Options granted in 1999 and 1998 are in the Company's Class A common stock.
(5)      All other compensation represents Company contributions made on behalf of the executive officers to the Telos Shared
         Savings Plan, and in 1998 the amounts also include automobile and living allowances.
(6)      Included in these amounts are $13,000 in 2000, $8,000 in 1999 and 1998 for director's fees paid.
(7)      The Company and its  affiliate,  Enterworks,  Inc.,  have an agreement  whereby  Enterworks,  Inc.  reimburses the Company for $250,000 of Mr. Wood's annual salary.


  Stock Option Grants

         The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 2000.



                                      Number of       % of                                 Potential Realizable
                                     Securities       Total                                  Value at Assumed
                                     Underlying     Options/     Exercise                  Rates of Stock Price
  Name and Principal                Options/SARS      SARS        or Base    Expiration      Appreciation for
      Position                         Granted       Granted       Price        Date            Option Term
-------------------------------------------------------------------------------------------------------------------
                                                                                              5%          10%
                                                                                              --          ---


  John B. Wood
  (Executive Chairman)                       --         --            --             --            --           --

  David Aldrich
  (President, Chief
    Executive Officer)                  250,000(1)     6.4%        $1.37       Oct. 2010     $215,396      $545,857

  Thomas J. Ferrara
  (Chief Financial Officer,              64,000(2)     1.6%        $3.85      Sept. 2010     $154,960      $392,698
    Treasurer)                           64,000(3)     1.6%        $0.75      Sept. 2010     $ 30,187      $ 76,500

  Robert J. Marino
  (Chief Sales and Marketing            164,900(1)(4)  4.2%        $1.37       Oct. 2010     $142,075      $360,047
   Officer and                           64,000(2)     1.6%        $3.85      Sept. 2010     $154,960      $392,698
    Executive V.P.)                      64,000(3)     1.6%        $0.75      Sept. 2010     $ 30,187      $ 76,500

  William L.P. Brownley
  (Former V.P.,
    General Counsel)                     20,000(1)(4)  0.5%        $1.37       Oct. 2010     $ 17,232      $ 43,669

(1)      Options granted in 2000 were in the common stock of Telos.
(2)      Options granted in 2000 were in the common stock of Telos Delaware, Inc.
(3)      Options granted in 2000 were in the common stock of Xacta Corporation.
(4) Options originally issued in 1990 and 1991 at an exercise price of $1.42 per share, were canceled and reissued on October 31, 2000. On that date, the market price of the stock was $1.37 per share.


  Management Stock Options

     The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                     Number of
                                                                     Securities             Value of
                                                                     Underlying             Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs           Options/SARs
                                                                     at FY-End(1)           at FY-End (2)
                               Shares Acquired         Value         Exercisable/           Exercisable/
  Name                           on Exercise         Realized        Unexercisable          Unexercisable
  ----                           -----------         --------        -------------          -------------
  John B. Wood
  (Executive Chairman)                --                --         3,739,225/978,766      $3,284,281/$411,082

  David Aldrich
  (President, Chief
    Executive Officer)                --                --           995,000/165,000         $679,900/$53,100

  Thomas J. Ferrara
  (V.P., Treasurer,
   Chief Financial
     Officer)                         --                --            33,500/147,000           $13,510/$1,740

  Robert J. Marino
  (Chief Sales and Marketing
   Officer and Executive V.P.)        --                --           717,600/472,300       $ 336,885/$118,365

  William L.P. Brownley               --                --           407,500/122,500        $ 371,800/$43,350
  (Former V.P., General Counsel)


     1. These aggregate amounts include exercisable options to purchase the common stock of Enterworks, Inc. for 2,060,000 shares held by Mr. Wood, 400,000 shares held by Mr. Aldrich, 7,500 shares held by Mr. Ferrara, 200,000 shares held by Mr. Marino and 265,000 shares held by Mr. Brownley, respectively.

     2. These aggregate values include values for exercisable options to purchase the common stock of Enterworks, Inc. of $2,263,800 for Mr. Wood, $562,000 for Mr. Aldrich, $8,100 for Mr. Ferrara, $216,000 for Mr. Marino and $328,450 for Mr. Brownley, respectively. All remaining amounts included in these values reflect the value of options to purchase the Class A Common Stock of the Company. These values are based upon an estimated fair market value at December 31, 2000 of $1.37 per share for the Company's Class A Common Stock, $1.85 per share for the common stock of Enterworks, Inc. These values were derived from valuations performed by an independent third party for the trustees of the Telos Shared Savings Plan, a defined contribution employee savings plan in which substantially all full-time employees are eligible to participate.


  Compensation of Directors

     During the fiscal year ended, December 31, 2000, employee directors were paid fees in total of $13,000 each for Board Meetings attended. Outside directors Mr. Byers and Dr. Bryen were paid an annual fee of $25,000 each and further compensated $5,000 and $1,000 for meetings attended in excess of four per year. Outside director Mr. Sterrett earned annual fees of $7,000 and Mr. Boland waived payment for Board Activity in 2000. Mr. Boland has asked to be compensated in 2001 for his Board membership in accordance with the annual fees for outside directors. The Chairman of the Board, Dr. Ikle receives $100,000 annually for his services to the Board. In addition, Mr. Byers receives $5,000 for his services as Proxy Chairman. The compensation paid to Mr. Byers and Dr. Bryen is paid pursuant to a proxy agreement between the Company, the Defense Security Service and certain of the Company Shareholders.

     Effective July 1, 2000, the Board of Directors implemented a new compensation structure for the Board in which the Chairman of the Board receives $100,000 for his services. The plan provides payment of $25,000 per year to Proxy Holders, $5,000 per year for Proxy Chairman, Directors fees of $10,000 per year with no additional compensation for meetings over four per year. Additionally, the structure provides Directors who serve on the Executive, Audit or Compensation Committees to receive annual options for 10,000 shares of Telos Common Stock at market value.

  Employment Contracts

     As of December 31, 2000, the Company was a party to agreements with certain of its executive officers. Mr. David S. Aldrich, Director, President and Chief Executive Officer, Mr. Robert Marino, Chief Sales and Marketing Officer, and Mr. John Wood, Director and Executive Chairman, currently have employment contracts with the Company. The agreements are for one-year terms and provide for a payment of two years' base salary then in effect if involuntarily terminated or if the agreements are not extended.

     Accordingly, Messrs. Aldrich, Marino and Wood would receive annually, given their present salary levels, $350,000, $218,000 and $350,000 respectively, for a two-year period.

     In addition to base salary, the executives are eligible for a discretionary bonus and for the grant of stock options under the agreements. The amount of the bonus is determined by reference to the amount, if any, of earnings before taxes and goodwill amortization of the Company for the year and at the Board of Directors and Chief Executive Officer's discretion. Each year, the Company renegotiates these employment contracts as part of the yearly review process. Accordingly in 2001, the Company expects to review the contracts described above. In addition, strategic hires or promotions may increase the number of Executives who have these Employment Contracts.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Title of Class           Name and Address of Beneficial Owner        Amount and Nature of            Percent of
                                                                     Beneficial Ownership as of           Class
                                                                           March 01, 2001
Class A Common Stock            John R. C. Porter                        22,190,718 shares(A)             80.52%
                                79 Mount Street
                                London W1K 2SN England

Class A Common Stock            C3, Inc. 401(k) Plan and Telos            3,658,536 shares                17.28%
                                Corporation Savings Plan
                                c/o C3, Inc.
                                19886 Ashburn Road
                                Ashburn, VA 20147

Class B Common Stock            F&C Nominees Limited                      2,102,450 shares (B)            52.07%
                                Berkeley Square House, Berkeley Square
                                London W1X 5PA England

Class B Common Stock            Hare & Company                            1,186,720 shares                29.39%
                                c/o Bank of New York
                                P.O. Box 11203
                                New York, NY  10249

Class B Common Stock            Cudd & Company                              669,888 shares                16.59%
                                11th Floor, 4 New York Plaza
                                New York, NY  10004

Class A Common Stock            David S. Aldrich                            663,534 shares (C)             3.04%
Class A Common Stock            William L. P. Brownley                      160,099 shares (C)             0.75%
Class A Common Stock            Robert J. Marino                            474,034 shares (C)             2.20%
Class A Common Stock            Thomas J. Ferrara                            34,819 shares (C)             0.16%
Class A Common Stock            John B. Wood                              1,724,860 shares (C)             7.55%
Class A Common Stock            All Officers and Directors as a Group     3,163,393 shares (D)            13.07%
                                (7 persons)

12% Cumulative Exchangeable     John C. Boland                               31,220 shares (E)             2.40%
Redeemable Preferred Stock      714 St. Johns Road
                                Baltimore, MD  21210-2134

12% Cumulative Exchangeable     Value Partners, Ltd.                        714,317 shares (F)            22.42%
Redeemable Preferred Stock      2200 Ross Avenue, Suite 4660
                                Dallas, TX 75201

                                Fisher Ewing Partners
                                2200 Ross Avenue, Suite 4660
                                Dallas, TX 75201

12% Cumulative Exchangeable     Wynnefield Partners Small Cap Value, L.P.   228,500 shares (G)            7.17%
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

     (B) F&C Nominees Limited responded to the Company's request for the names and addresses of the beneficial owners of the Company's Class B Common Stock held by F&C Nominees Limited by providing the following information: FACET - 1,681,959 shares, FACET L.P. - 420,490 shares. F&C Nominees Limited did not provide to the Company the addresses of these beneficial owners.

     (C) The common stock holdings of Messrs. Aldrich, Brownley, Marino, Ferrara and Wood include 142; 11,501; 20,382; 8,819 and 37,243 shares of the Company's Class A Common Stock, respectively, held for their beneficial interest by the C3, Inc. 401(k) Plan and Telos Corporation Savings Plan. Messrs. Aldrich, Brownley, Marino, Ferrara and Wood hold options to acquire 655,000; 142,500; 421,600; 26,000; and 1,679,225 shares of the Company's Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchasable upon exercise of the options and are exercisable within 60 days of March 1, 2001.

     (D) The common stock holdings of the Company's officers and directors as a group include 78,134 shares of the Company's Class A Common Stock held for their beneficial interest by the C3, Inc. 401(k) Plan and Telos Corporation Savings Plan. Under the Company's stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 3,030,325 shares of Class A Common Stock exercisable within 60 days of March 1, 2001.

     (E) John C. Boland holds 30,000 shares of the 12% cumulative exchangeable redeemable preferred stock. In addition, he is the manager and owner of the general partner of Remnant Partners LP which owns 46,500 shares of the 12% cumulative exchangeable redeemable preferred stock of the Company. Mr. Boland has filed on Form 3 with the Commission that he may be deemed to own 1,220 of Remnant Partners LP's 46,500 shares.

     (F) Value Partners Ltd. ("VP") and Fisher Ewing Partners ("FEP") have filed jointly a Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 714,317 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to an Amendment to the Schedule 13D filed on May 10, 1996, each of FEP and Timothy G. Ewing and Richard W. Fisher may be deemed to have the sole power to vote and to dispose of the shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively.

     (G) Wynnefield Partners SmallCap Value, L.P., ("WPSCV"), Channel Partnership II, L.P. ("CP"), and Wynnefield SmallCap Value Offshore Fund, Ltd. ("WSCVOF") have jointly filed a Schedule 13D under which they disclosed they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it may be deemed to beneficially own the aggregate of 228,500 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to the
Schedule 13D, Nelson Obus and Joshua Landes, by virtue of their status as general partners of WPSCV, Mr. Obus as general partner of CP and Messrs. Obus and Landes, as officers of WSCVOF's investment manager, have the power to vote or to direct the vote and the power to dispose and to direct the disposition of the shares of Exchangeable Preferred Stock owned by WPSCV, CP and WSCVOF, respectively.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

     Mr. John R. Porter, the owner of a majority of the Company's Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $200,000 by the Company in 2000, 1999, and 1998 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

     Mr. Norman Byers, a director of the Company, had a consulting agreement with the Company to help the Company expand its business operations into the international marketplace. Under this agreement, Mr. Byers received $10,500 a month for his services. Mr. Byers was compensated $125,000 for 1998. This consulting agreement was terminated in the fourth quarter of 1998.

     Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, has a consulting agreement with the Company to provide strategic advice concerning the Company's hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company's discretion. Under this agreement, Mr. Hester received a bonus of $135,000 payable in installments during 2000.

     Mr. Gerald Calhoun, former Vice President of Human Resources and Corporate Secretary, entered into a settlement agreement with the Company to resolve a dispute over Mr. Calhoun's employment contract with the Company. The Company will pay Mr. Calhoun 24 months of severance in installments from 2000 until 2002. Mr. Calhoun will also receive medical and insurance benefits through the Company for the same two-year period. Mr. Calhoun's payment of salary and fringe benefits amounts to approximately $189,000 per annum. Under the agreement, the Company extended the option term of Mr. Calhoun's vested options until September 2001.

     Mr. William L.P. Brownley, former Vice President and General Counsel of the Company, entered into an agreement with the Company whereby he will serve as an of counsel attorney to the Company from December 31, 2000 through March 31, 2003. In return, Mr. Brownley will be paid $220,000 per annum from January 1, 2001 through March 31, 2003. The Company will also continue to provide him with medical and insurance benefits during that same period.

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

    2.6 Stock Purchase Agreement dated as of January 14, 1992, by and among C3, Inc., Telos Corporation and Contel Federal Systems, Inc. Incorporated by reference to C3,Inc.Form 8-K filed January 29, 1992)

    3.1 (1*)Articles of Amendment and Restatement of C3, Inc.

    3.2 (1*)Articles of Amendment of C3, Inc. dated August 31, 1981.

    3.3 (3*)Articles supplementary of C3, Inc. dated May 31, 1984.

    3.4 (4*)Articles of Amendment of C3, Inc. dated August 18, 1988.

    3.5 Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

    3.6 Restated Bylaws of C3, Inc. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended December 31, 1990)

    3.7  Articles of Amendment of C3, Inc. dated April 13, 1995

    4.1 Form of Indenture between the Registrant and Bankers Trust Company, as Trustee,relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

    4.3 Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant.(Incorporated herein by reference to C3's Registration Statement on Form S-4 filed October 20, 1989)

    4.4 Shareholders Agreement dated as of August 3, 1990 by and among C3, Inc.; Union de Banques Suisses (Luxembourg), S.A.; C3 Investors, L.P.; Anthony Craig, together with the investors; the Class A holders; MIM Limited; Knoll and Associates, Inc.; Murray Enterprises PLC; Electra Development Holdings; and Hartley Limited.(Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

   4.5 Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992. Incorporated by reference to C3,Inc. Form 8-K filed January 29, 1992)

  10.20 Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, among C3, Inc., Telos Corporation and NationsBank, N.A.(Incorporated by reference to C3, Inc. Form 8-K filed January 29,
         1992)

  10.31 September 27, 1993 Settlement Agreement among John R.C. Porter, Toxford Corporation, Cantrade Nominees Ltd., Cantrade Trust Company (Cayman) Ltd., Cantrade Trustee, AG, Fred Knoll, Cottonwood Holdings, C3 Investors L.P., C3, Inc., Telos Corporation, Joseph P. Beninati, John
         B. Wood and Beninati & Wood, Inc.(Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

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

  10.36 October 8, 1993 Promissory Note in the amount of $1,562,000 issued by Mr.John R.C. Porter in favor of Cottonwood Holdings, Inc.
        (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.37 September 27, 1993 Collateral Agency, Security and Pledge Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3
         Investors, L.P., C3, Inc., Telos Corporation,   Toxford   Corporation,
         Cantrade Nominees Limited, Mr. Robert M. Ercole and Mr. Frank S. Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18,
         1993)

  10.38 September 27, 1993 Standstill Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.39 September 27, 1993 Mutual Release among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Mr. Joseph P. Beninati, Mr. John B. Wood, and Beninati & Wood, Inc.(Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.40 September 27, 1993 Consulting Agreement among Mr. Fred Knoll, C3, Inc. and Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

  10.43 Amendment to Revolving and Reducing Senior Credit Facility dated as of December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

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

  10.49 Amendment to Revolving and Reducing Senior Credit Facility dated as of January 5, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

  10.50 Amendment to Revolving and Reducing Senior Credit Facility dated as of January 12, 1995 among C3,Inc., Telos Corporation and NationsBank, N.A.

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


  10.89 Common Stock Purchase Series D Warrant between Telos Corporation (Maryland and Foreign and Colonial Enterprise Trust LP

  10.90    Form of Stock Purchase Agreement

  10.91 Asset Purchase Agreement, dated as of September 29, 1999 between Telos Corporation (Maryland), Telos Corporation California), Telos Field Engineering, Inc. and TFE Technology Holdings, Inc.

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

                                TELOS CORPORATION

                                                           By:  David S. Aldrich
                                                                ----------------
                                                                   President and
                                                         Chief Executive Officer

                                                          Date:    April 2, 2001
                                                        ------------------------

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


     Signature                                      Title                                          Date
     ---------                                      -----                                          ----



/s/  John B. Wood                            Executive Chairman of
-----------------                            the Board of Directors
John B. Wood                                                                                  April 16, 2001



/s/  Fred Charles Ikle                       Chairman of the                                  April 16, 2001
----------------------                       Board of Directors
Fred Charles Ikle



/s/ Stephen D. Bryen                         Director                                         April 16, 2001
----------------------
Stephen D. Bryen



/s/  Norman P. Byers                         Director                                         April 16, 2001
----------------------
Norman P. Byers



/s/ Malcolm M.B. Sterrett
-------------------------
Malcolm M.B. Sterrett                        Director                                         April 16, 2001



                                             Director                                         April 16, 2001
----------------------
John C. Boland



/s/ David S. Aldrich                         President, Chief Executive                       April 16, 2001
--------------------                         Officer (Principal Executive
David S. Aldrich                             Officer)




/s/  Thomas J. Ferrara                       Chief Financial Officer                          April 16, 2001
----------------------                       (Principal Financial Officer
Thomas J. Ferrara                            & Principal Accounting Officer)
