Form 10-Q
period 2001-03-31
TELOS CORP
filed 2001-05-14
CIK 320121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2001

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 1-8443


                                TELOS CORPORATION
             (Exact name of registrant as specified in its charter)

        Maryland                                          52-0880974
(State of Incorporation)                    (I.R.S. Employer Identification No.)


19886 Ashburn Road, Ashburn, Virginia                     20147-2358
Address of principal executive offices)                   (Zip Code)


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

                         YES                X         NO
                         -------------------        -----------

As of May 1, 2001 the registrant had 21,171,202 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 16

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX




                          PART I. FINANCIAL INFORMATION
                          ------ ---------------------



Item 1.       Financial Statements:

 Condensed Consolidated Statements of Operations for the Three Months
   Ended March 31, 2001 and 2000 (Unaudited)...................................3

 Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
   and December 31, 2000.......................................................4

 Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2001 and 2000 (Unaudited)...................................5

 Notes to Condensed Consolidated Financial Statements (Unaudited)...........6-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations................11-14


                           PART II. OTHER INFORMATION
                            ------- -----------------


Item 1.        Legal Proceedings..............................................15

Item 3.        Defaults Upon Senior Securities................................15

Item 6.        Exhibits and Reports on Form 8-K...............................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             (amounts in thousands)


                                                        Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                        2001        2000
                                                        ----        ----
Sales
    Systems and Support Services                       $13,887    $10,346
    Products                                            27,477     14,872
    Xacta                                                2,565      1,522
                                                        ------     ------

                                                        43,929     26,740
Costs and expenses
    Cost of sales                                       37,039     23,579
    Selling, general and administrative expenses         5,713      4,210
    Goodwill amortization                                   62         89
                                                        ------     ------
Operating income (loss)                                  1,115     (1,138)

Other income (expenses)
  Equity in net earnings of Telos OK                        --        840
  Other income                                              --         20
  Interest expense                                      (1,287)    (1,137)
                                                       -------    -------
Loss before taxes                                         (172)    (1,415)
Income tax (provision) benefit                              (1)       487
                                                        ------     ------
Net loss                                               $  (173)   $ ( 928)
                                                       ========   ========
















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                     ASSETS

                                     March 31, 2001   December 31, 2000
                                     --------------   -----------------

Current assets
     Cash and cash equivalents
       (includes restricted cash of
        $54 at March 31, 2001 and
        December 31, 2000)                $   114         $   286
     Accounts receivable, net              38,041          45,682
     Inventories, net                       6,404           7,045
     Deferred income taxes, current         3,363           3,256
     Other current assets                   1,685             404
                                           ------          ------
         Total current assets              49,607          56,673
                                           ------          ------

Property and equipment, net of
     accumulated depreciation of
     $9,838 and $9,331, respectively       12,177          12,319
Goodwill                                    2,686           2,749
Investment in Enterworks                       --              --
Investment in TelosOK                          --              --
Deferred income taxes, long term            4,558           4,603
Other assets                                  745             746
                                            -----           -----

                                          $69,773         $77,090
                                          =======         =======

               LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

Current liabilities
     Accounts payable                     $16,234         $19,049
     Other current liabilities              2,615           2,438
     Unearned revenue                       7,398           8,609
     Senior subordinated notes, current     1,151           1,151
     Senior credit facility                23,101              --
     Accrued compensation and benefits      6,324           7,178
                                           ------          ------
         Total current liabilities         56,823          38,425

Senior credit facility                         --          25,460
Senior subordinated notes                   7,386           7,386
Capital lease obligations                  10,949          11,030
                                           ------          ------
         Total liabilities                 75,158          82,301

Redeemable preferred stock
     Senior redeemable preferred stock      6,584           6,480
     Redeemable preferred stock            42,773          42,352
                                           ------          ------
         Total preferred stock             49,357          48,832

Stockholders' (deficit) investment
     Common stock                              78              78
     Capital in excess of par               2,192           2,718
     Retained deficit                     (57,012)        (56,839)
                                         --------        --------
         Total stockholders' investment
            (deficit)                     (54,742)        (54,043)
                                         --------        --------
                                          $69,773         $77,090
                                          =======         =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (amounts in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                        2001               2000
                                                        ----               ----
Operating activities:
     Net loss                                        $  (173)           $ (928)
     Adjustments to reconcile net loss to
       cash provided by (used in) operating activities:
         Depreciation and amortization                   490               415
         Goodwill amortization                            62                89
         Other non-cash items                            308               124
         Changes in assets and liabilities, net        1,904            (6,119)
                                                       -----            -------
         Cash provided by (used in) operating
           activities                                  2,591            (6,419)
                                                       -----            -------

Investing activities:
         Purchase of property and equipment             (308)             (392)
                                                        ----              ----
         Cash used in investing activities              (308)             (392)
                                                        ----              ----


Financing activities:
     (Repayments of) proceeds from senior credit
      facility, net                                   (2,359)            6,733
     Payments under capital leases                       (96)              (87)
                                                       -----             -----

Cash (used in) provided by financing activities       (2,455)            6,646
                                                      -------           ------

Decrease in cash and cash equivalents                   (172)             (165)
Cash and cash equivalents at beginning of period         286               315
                                                       ------            -----
Cash and cash equivalents at end of period           $   114          $    150
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

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries (collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  For  Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, an amendment of FASB Statement No. 133", is effective for all quarters of the Company's year ending December 31, 2001. The Company currently does not engage or plan to engage in the use of derivative instruments, and the implementation of SFAS 133 did not have a material impact on the results of operations, cash flows or financial position.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS 133. SFAS 138 amends SFAS 133 to 1) expand the scope of the "normal sales and normal purchases" exception; 2) introduce the benchmark rate as an interest rate that may be hedged; 3) permit a recognized foreign currency denominated asset to be hedged and; 4) allow certain intercompany derivatives that are offset net to be designated as hedging instruments. The Company did not have a material impact on its results of operations, cash flows or financial position from the adoption of SFAS 138.

     On September 29, 2000, FASB Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. The new standard replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and becomes effective for transfers entered into after March 31, 2001. SFAS 140 significantly changes the collateral recognition guidance for secured borrowings and related collateral disclosure requirements. The Company does not anticipate SFAS 140 will have a material impact on the Company's consolidated financial statements.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  Note 2.     Contribution of Assets

     On July 27, 2000, the Company entered into a Subscription Agreement with certain investors ("Investors"), which provided for the formation of an Oklahoma Limited Liability Company named Telos OK, LLC ("TelosOK"). The Company contributed all of the assets of its Digital Systems Test and Training
Simulators ("DSTATS") business as well as its Government Contract with the Department of the Army at Ft. Sill (hereafter referred to as the Company's Ft. Sill operation) to TelosOK. The net assets contributed by the Company totaled $373,000. The Investors contributed $3.0 million in cash to TelosOK, and at closing TelosOK borrowed $4.0 million cash from a bank. The Company and the Investors each have guaranteed a portion of the loan of TelosOK. The Company has guaranteed $2 million and the Investors have guaranteed $1 million. In addition, Telos OK entered into a $500,000 senior credit facility with the same bank, which expires August 1, 2001. Borrowings under the facility, should there be any, will be collateralized by certain assets of TelosOK (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each when and if drawn.

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

Class A - owns 20% of TelosOK. The Company and the Investors each own 50% of the 200,000 units of this class. This class has all voting rights of TelosOK and has the sole right to elect the directors of TelosOK. The units in this class do not have redemption rights.

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

Class C- owns 40% of TelosOK. The Company owns all 2.9 million units of this class. This class does not have voting rights, and has the same redemption rights as class B above, except that no right of redemption will exist until all Class B units have been redeemed. In addition, when any of the Class B units have been redeemed, the Company will receive a warrant to purchase a number of Class C units equal to the amount of the Class B units redeemed at a price of $0.01 per unit.

     As indicated in the operating agreement, one of the Investors, Bill W. Burgess, will serve as Chairman of the Board and may designate a Secretary, and David Aldrich, President and CEO of the Company, and Thomas Ferrara, Treasurer and CFO of the Company, will serve in those same capacities for TelosOK. The Company has entered into a corporate services agreement with TelosOK whereby the Company will provide certain administrative support functions to TelosOK, including but not limited to finance and accounting and human resources, in return for a monthly cash payment.

     As indicated above, the Company owns 50% of TelosOK, and shares control over TelosOK, and therefore has changed its method of accounting for the contributed assets from the consolidation method to the equity method. Pursuant to this change, the revenues, costs and expenses from the Ft. Sill and DSTATS businesses have been excluded from their respective captions in the Company's Consolidated Statement of Operations, and the net earnings from these businesses have been reported separately as "Equity in Net Earnings of Telos OK" for the three months ended March 31, 2000. The results of operations of the Ft. Sill and DSTATS businesses included in the "Equity in Net Earnings of TelosOK" caption are comprised of the following:

                                 (in thousands)
                               Three months ended

                                 March 31, 2000
                                 --------------

Sales                              $ 5,354
Cost of Sales                       (4,514)
                                     -----
Gross Profit                       $   840
                                       ===

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     From July 27, 2000 through March 31, 2001, the Company's share in the cumulative equity of TelosOk was still negative. Accordingly, under the equity method of accounting as prescribed by Accounting Principles Board Opinion 18, the Company's carrying value in TelosOK is $0 at March 31, 2001.

Note 3.  Debt Obligations

Senior Credit Facility

     The Company has a $35 million Senior Credit Facility ("the Facility") with a bank which matures on March 1, 2002. At March 31, 2001, the Facility was classified as a current liability as the Facility has a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in its subsidiaries. The amount of available borrowings fluctuates based on the underlying asset borrowing base, as defined in the Facility agreement.

Senior Subordinated Notes

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. Of the $8.5 million in combined principal of the Series B and Series C Notes at March 31, 2001, approximately $1.2 million of Notes mature on April 1, 2001, and the remaining $7.3 million become payable on April 1, 2002. The Notes have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At March 31, 2001, the prepayment premium that would be due upon a triggering event is approximately $9.0 million.

     In conjunction with the Enterworks private placement offering of 1999, the Company retired approximately $1.0 million of Series B Notes, $4.8 million of Series C Notes, and $1.8 million of Series D Notes in exchange for shares of Enterworks' common stock owned by the Company at an exchange ratio of one share of Enterworks' common stock for each $1.00 principal amount of notes payable. In addition to the retirement of these notes, accrued interest of approximately $300,000 was forgiven and the holders of these notes waived their rights to the prepayment premium associated with these notes.

     The balances of the Series B and Series C Notes were $5.5 million and $3.0 million, respectively, at March 31, 2001 and December 31, 2000.

Note 4.       Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30th and December 31st of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem 821.4 of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. The remaining 2,178.6 shares and their accrued dividends are required to be redeemed on April 1, 2002 subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At March 31, 2001 and December 31, 2000 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,584,000 and $3,480,000, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock") pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the three months ended March 31, 2001 was $421,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other stock dividends have been declared since 1991.

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

     The Public Preferred Stock accrues a semi-annual dividend at an annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock are paid at the rate of 6% of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $22,500,000.

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

     At March 31, 2001, the Company has three reportable segments:

     Systems and Support Services - provides software development and support services for software and hardware including technology insertion, system redesign and software re-engineering. The principal market for this segment is the federal government and its agencies.

     Products - delivers networking infrastructure solutions to its customers. These solutions include providing commercial hardware, software and services to its customers. The Products group is capable of staging, installing and deploying large network infrastructures with virtually no disruption to customer's ongoing operations. The principal market for this segment is the federal government and its agencies.

     Xacta - offers innovative products which leverage its extensive consulting experience, domain knowledge, and best practices implementation in enterprise security. Through its core competencies and innovative products, Xacta helps manage the security of its customers' network environments through the integration of critical business content and processes.

     The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense. Certain businesses within the Xacta segment in 2000 were transferred to the Products segment beginning January 2001. The 2000 segment disclosure has been amended to conform to this 2001 change.

     Summarized  financial  information   concerning  the  Company's  reportable
segments for the three months ended March 31, 2001 and 2000 is shown in the following table. The "other" column includes corporate related items.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                Systems and
                                               Support Services  Products    Xacta       Other      Total
                                               ----------------------------------------------------------

       March 31, 2001
External Revenues ...............................   $ 13,887    $ 27,477    $  2,565        --     $ 43,929
Intersegment Revenues ...........................   $    569    $  1,963    $   --          --     $  2,532
Gross Profit ....................................   $  1,249    $  5,095    $    546        --     $  6,890
Segment profit (loss) ...........................   $   (434)   $  2,651    $ (1,040)       --     $  1,177
Total assets ....................................   $  8,521    $ 32,830    $  5,149    $ 23,273   $ 69,773
Capital Expenditures ............................   $    136    $     10    $     95    $     67   $    308
Depreciation & Amortization .....................   $     90    $     93    $     52    $    317   $    552


       March 31, 2000
External Revenues ...............................   $ 10,346    $ 14,872    $  1,522    $   --     $ 26,740
Intersegment Revenues ...........................       --          --          --      $   --         --
Gross Profit ....................................   $  1,195    $  1,450    $    516    $   --     $  3,161
Segment profit (loss) ...........................   $   (533)   $   (294)   $   (222)   $   --     $ (1,049)
Total assets ....................................   $ 11,631    $ 19,774    $  2,673    $ 23,929   $ 58,007
Capital Expenditures ............................   $     80    $      2    $    112    $    198   $    392
Depreciation & Amortization .....................   $    111    $     79    $     10    $    304   $    504

     The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 9 separate facilities located in 4 states and Europe.

Note 6. Investment in Enterworks

     During the first quarter of 2001, the Company and Enterworks, Inc. ("Enterworks") entered into an agreement whereby the Company , as a participant in an additional round of financing for Enterworks, substituted approximately $530,000 of receivables owed to the Company, and in addition funded Enterworks $470,000 of cash in three equal installments during the quarter. The receivables substituted included rent owed to the Company, services performed by the Company under a service agreement between the Company and Enterworks, and expenses paid for by the Company on behalf of Enterworks. In return, the Company received four separate Demand 10% Convertible Promissory Notes from Enterworks totaling $1 million, as well as warrants to purchase approximately 2.5 million of underlying shares of Enterworks common stock. The warrants to purchase 2.5 million underlying shares of Enterworks common stock have an exercise price of $0.01 per share and an exercise period of five years. There was no impact to income for the quarter as a result of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

General

     Sales for the first three months of 2001 were $43.9 million, an increase of $17.2 million or 64.3% as compared to the same 2000 period. This increase was primarily attributable to a $12.6 million increase in sales from the Company's Products Group, which was impacted by increased sales orders under both its traditional businesses and its newer wireless product line. The increase in sales was also attributable to an increase in the Company's Systems and Support Services Group sales of $3.5 million which was primarily due to the revenue generated from long-term labor contracts. The Xacta Group also experienced an increase in revenue, mostly due to increased sales of its information security products.

     Operating profit through the first three months of 2001 was approximately $1.1 million as compared to an operating loss of $1.1 million during the same 2000 period. Operating profitability improved principally because of increased sales volume coupled with improved profits realized under the Company's new businesses.

     Total backlog from existing contracts was approximately $135.1 million and $124.4 million as of March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001, the funded backlog of the Company totaled $45.4 million, an increase of $2.4 million from December 31, 2000. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three-month periods ended March 31, 2001 and 2000 were as follows:

                                       Three Months Ended
                                             March 31,
                                      -----------------------
                                      2001              2000
                                      ----              ----
Sales                                100.0%             100.0%
Cost of sales                        (84.3)             (88.2)
SG&A expenses                        (13.1)             (15.7)
Goodwill amortization                 (0.1)              (0.3)
                                      ----               ----
Operating income (loss)                2.5               (4.2)

Other income                             --               0.1
Equity in net earnings of TelosOK        --               3.1
Interest expense                      (2.9)              (4.3)
                                      -----              -----
Loss before taxes                     (0.4)              (5.3)
Income tax (provision) benefit          --                1.8
                                       ---               ----
Net loss                              (0.4)%             (3.5)%
                                      ======             ======

Financial Data by Market Segment

     Sales, gross profit, and gross margin by market segment for the first quarter of 2001 and 2000 were as follows:

                                                Three Months Ended
                                                      March 31,
                                             ---------------------------
                                              2001                   2000
                                              ----                   ----
                                                (amounts in thousands)
Sales:
     Systems and Support Services            $13,887                 $10,346
     Products                                 27,477                  14,872
     Xacta                                     2,565                   1,522
                                              ------                  ------
         Total                               $43,929                 $26,740
                                              ======                  ======

Gross Profit:
     Systems and Support Services            $ 1,249                 $ 1,195
     Products                                  5,095                   1,450
     Xacta                                       546                     516
                                               -----                   -----
         Total                               $ 6,890                 $ 3,161
                                               =====                   =====
Gross Margin:
     Systems and Support Services                9.0%                   11.6%
     Products                                   18.5%                    9.7%
     Xacta                                      21.3%                   33.9%
         Total                                  15.7%                   11.8%

     For the three-month period ended March 31, 2001, sales increased by $17.2 million, or 64.3%, to $43.9 million from $26.7 million for the comparable 2000 period. Of the $17.2 million increase, $12.6 million was attributable to the Products Group. The Group's comparable revenues were enhanced by increased sales under the Group's traditional contracts such as IS-1, ATWCS and Courts, as well as increased sales under new businesses such as the Group's wireless product line. The increases in revenue were also attributable to the Systems and Support Services Group, which experienced revenue growth of $3.5 million. The increase was further enhanced by increases in Xacta Group sales of $1.1 million, due to increased orders under its information security product line.

     Cost of sales was 84.3% of sales the three-month period ended March 31, 2001, as compared to 88.2% in the comparable 2000 period. The reduction in cost of sales is attributable to increased profits realized on the Products Group's Courts contracts as well as increased profits under the Group's wireless product line.

         Gross profit increased by $3.7 million in the first quarter of 2001 to $6.9 million from $3.2 million in the comparable 2000 period as a result of the increase in sales and decreases in cost of sales discussed above. Total Company gross margins were 15.7% and 11.8% for the three-month periods ended March 31, 2001 and 2000, respectively.

     Selling, general and administrative costs increased for the three-month period by approximately $1.5 million to $5.7 million in 2001 from $4.2 million in 2000. This increase is primarily due to the increased investment in the sales and marketing effort for the Company's Xacta subsidiary. SG&A as a percentage of sales were 13.1% and 15.7% for the three-month periods ended March 31, 2001 and 2000, respectively.

     Goodwill amortization expense was $62,000 for the three months ended March 31, 2001 compared to $89,000 for the period ended March 2000. The decrease in goodwill amortization was a result of the goodwill transfer associated with the TelosOK transaction.

     Operating profitability improved by $2.3 million during the three months ended March 31, 2001 to approximately $1.1 million in operating profit. The Company had an operating loss of $1.1 million in the comparable period of 2000. The increase in operating profit resulted primarily from the aforementioned gross profit increases.

     Interest expense increased by approximately $150,000 to $1.3 million during the three-month period ended March 31, 2001, from $1.1 million in the comparable period of 2000. The increase was attributable to increased debt levels in 2001.

     The Company recorded a tax provision of approximately $1,000 and a tax benefit of approximately $500,000 for the three-month periods ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

     For the three months ended March 31, 2001, operating activities provided $2.6 million of cash flow to the Company. This cash was provided by a decrease in the Company's accounts receivable balance of $7.6 million, offset by decreases in accounts payable of $2.8 million and losses incurred in operations. Cash used in investing activities was approximately $300,000. The Company used cash during the quarter to pay down the Company's credit facility balance by $2.4 million.

     At March 31, 2001, the Company had outstanding debt and long-term obligations of $42.5 million, consisting of $23.1 million under the secured senior credit facility, $8.5 million in subordinated debt, and $10.9 million in capital lease obligations.

     At March 31, 2001, the Company had an outstanding balance of $23.1 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on March 1, 2002 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in its subsidiaries). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals.

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

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate in the first three months of 2001 was 10.9%. This facility expires on March 1, 2002 and has an outstanding balance of $23.1 million at March 31, 2001.

     The Company's other debt at March 31, 2001 consists of Senior Subordinated Notes B and C which bear interest at fixed rates ranging from 14% to 17%. Of the $8.5 million Senior Subordinated Notes balance at March 31, 2001, $1.2 million of this principal amount matures on April 1, 2001, and the remaining $7.3 million in principal becomes payable on April 1, 2002. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is party to various lawsuits arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, based upon the Company's present understanding of its pending legal matters, it is of the opinion such matters for this quarter will not have a material adverse effect on the Company's consolidated financial position, results of operations, or of cash flows.

Item 3.       Defaults Upon Senior Securities

Senior Preferred Stock

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends, accrued for financial reporting purposes, are $3,584,000 for the Series A-1, A-2 Preferred stock at March 31, 2001.

12% Cumulative Exchangeable Redeemable Preferred Stock

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash, (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of March 31, 2001 accrued for financial reporting purposes totaled $26.5 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $22,500,000.

     The Company has not declared or paid dividends since 1991, due to restrictions and ambiguities relating to the payment of dividends contained within its charter, its working capital facility agreement, and under Maryland law.

Item 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibits:

                  None


        (b)   Reports on Form 8-K:              None


        Items 2, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:      May 14, 2001                                        TELOS CORPORATION


                                                          /s/  Thomas J. Ferrara
                                                        ------------------------
                                                               Thomas J. Ferrara
                                                   (Principal Financial Officer)