Form 10-Q
period 2001-06-30
TELOS CORP
filed 2001-08-10
CIK 320121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [ X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of August 1, 2001, the registrant had 21,171,202 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 20

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX




                          PART I. FINANCIAL INFORMATION



Item 1.        Financial Statements:

     Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2001 and 2000 (unaudited).........3

     Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
         and December 31, 2000 ................................................4

     Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2001 and 2000  (unaudited) .................5

     Notes to Condensed Consolidated Financial Statements (unaudited).......6-12

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................13-17

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....18



                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings..............................................19

Item 3.        Defaults Upon Senior Securities................................19

Item 6.        Exhibits and Reports on Form 8-K...............................19

SIGNATURES....................................................................20

                         PART I - FINANCIAL INFORMATION

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (amounts in thousands)


                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                        --------                --------
                                   2001       2000       2001           2000
                                   ------------------   ---------------------
Sales
    Systems and Support Services  $16,813   $10,548     $30,700        $20,894
    Products                       18,958    16,866      46,435         31,738
    Xacta                           3,578     1,851       6,143          3,373
                                    -----     -----       -----          -----
                                   39,349    29,265      83,278         56,005
Costs and expenses
    Cost of sales                  31,924    24,358      68,964         47,937
    Selling,general and
     administrative expenses        6,838     4,237      12,551          8,447
    Goodwill amortization              63        90         125            179
                                       --        --         ---            ---
Operating income (loss)               524       580       1,638           (558)

Other income (expenses)
    Equity in net earnings of TelosOK  --     1,167          --          2,007
    Other income                       22        18          22             38
    Interest expense               (1,007)   (1,226)     (2,294)        (2,363)
                                   ------    ------      ------         ------

(Loss) income before taxes           (461)      539        (634)          (876)
Income tax benefit (provision)        150      (304)        149            183
                                      ---      ----         ---            ---

Net (loss) income                 $  (311)  $   235     $  (485)       $  (693)
                                  =======   =======     =======        =======





















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (amounts in thousands)

                                     ASSETS

                                              June 30, 2001  December 31, 2000
                                              -------------  -----------------
Current assets
    Cash and cash equivalents (includes
       restricted cash of $54 at June 30,
      2001 and December 31, 2000)                $ 1,671         $   286
    Accounts receivable, net                      30,067          45,682
    Inventories, net                               6,253           7,045
    Deferred income taxes, current                 3,447           3,256
    Other current assets                           1,870             404
                                                   -----             ---

       Total current assets                       43,308          56,673
                                                  ------          ------

Property and equipment, net of
    accumulated depreciation of $10,247 and
    $9,331, respectively                          11,906          12,319
Goodwill, net                                      2,624           2,749
Investment in Enterworks                              --              --
Investment in TelosOK                                 --              --
Deferred income taxes, long term                   4,620           4,603
Other assets                                         200             746
                                                   -----           -----
                                                $ 62,658        $ 77,090
                                                ========        ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
     Accounts payable                            $17,120         $19,049
     Other current liabilities                     2,897           2,438
     Unearned revenue                              6,834           8,609
     Senior subordinated notes                     8,179           1,151
     Senior credit facility                       15,932              --
     Accrued compensation and benefits             6,018           7,178
                                                   -----           -----
       Total current liabilities                  56,980          38,425

Senior credit facility                                --          25,460
Senior subordinated notes                             --           7,386
Capital lease obligations                         10,874          11,030
                                                  ------          ------

       Total liabilities                          67,854          82,301

Redeemable preferred stock
     Senior redeemable preferred stock             6,690           6,480
     Redeemable preferred stock                   45,106          42,352
                                                  ------          ------

       Total preferred stock                      51,796          48,832

Stockholders' investment
     Common stock                                     78              78
     Capital in excess of par                        254           2,718
     Retained deficit                            (57,324)        (56,839)
                                                 -------         -------

       Total stockholders' investment (deficit)  (56,992)        (54,043)
                                                 -------         -------
                                                $ 62,658        $ 77,090
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

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (amounts in thousands)

                                                                 Six Months
                                                                Ended June 30,
                                                                --------------
                                                               2001        2000
                                                               ----------------

Operating activities:
     Net loss                                               $  (485)    $  (693)
       Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
       Depreciation and amortization                            944         829
       Goodwill amortization                                    125         179
       Other noncash items                                      802         344
       Changes in assets and liabilities                     10,510      (5,098)
                                                             ------      ------

         Cash provided by (used in) operating activities     11,896      (4,439)
                                                             ------      ------


Investing activities:

     Purchases of property and equipment                       (449)       (961)
                                                               ----        ----

         Cash used in investing activities                     (449)       (961)
                                                               ----        ----

Financing activities:
     (Repayment of) proceeds from borrowings under senior
      credit facility                                        (9,528)      5,561
      Repayment of Series C subordinated note                  (358)         --
      Payments under capital leases                            (176)       (163)
                                                               ----        ----

         Cash (used in) provided by  financing activities   (10,062)      5,398
                                                            -------       -----

    Increase (decrease) in cash and cash equivalents          1,385          (2)
    Cash and cash equivalents at beginning of period            286         315
                                                              -----       -----

    Cash and cash equivalents at end of period             $  1,671     $   313
                                                           ========     =======












              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)







Note 1.  General

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries (collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles.
Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

     The Company currently does not engage or plan to engage in the use of hedging or derivative instruments. Therefore, the implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" did not have a material impact on the results of operations, cashflows or financial position.

     On September 29, 2000, FASB Statement No. 140 ("SFAS 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. The new standard replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and becomes effective for transfers entered into after March 31, 2001. SFAS 140 significantly changes the collateral recognition guidance for secured borrowings and related collateral disclosure requirements. The implementation of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB")approved Statements of Financial Accounting Standards ("SFAS")No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 141 is initially applied in its entirety. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement will require the Company to cease amortization of goodwill and goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and will therefore be applied for the year ending December 31, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements and related disclosures.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2. Contribution of Assets

     On July 27, 2000, the Company entered into a Subscription Agreement with certain investors ("Investors"), which provided for the formation of an Oklahoma Limited Liability Company named Telos OK, LLC ("TelosOK"). The Company contributed all of the assets of its Digital Systems Test and Training
Simulators ("DSTATS") business as well as its Government Contract with the Department of the Army at Ft. Sill (hereafter referred to as the Company's Ft. Sill operation) to TelosOK. The net assets contributed by the Company totaled $373,000. The Investors contributed $3.0 million in cash to TelosOK, and at closing TelosOK borrowed $4.0 million cash from a bank. The Company and the Investors have each guaranteed the loan of TelosOK. The Company has guaranteed $2 million and the Investors have guaranteed $1 million. In addition, TelosOK entered into a $500,000 senior credit facility with the same bank, which expires August 1, 2001. Borrowings under the facility, should there be any, will be collateralized by certain assets of TelosOK (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each when and if drawn.

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

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     As indicated above, the Company owns 50% of TelosOK, and shares control over TelosOK, and therefore has changed its method of accounting for the contributed assets from the consolidation method to the equity method. Pursuant to this change, the revenues, costs and expenses from the Ft. Sill operation have been excluded from their respective captions in the Company's Consolidated Statement of Operations, and the net earnings from the operation have been reported separately as "Equity in Net Earnings of TelosOK" for the three and six months ended June 30, 2000. The results of operations of the Ft. Sill operation included in the "Equity in Net Earnings of TelosOK" caption are comprised of the following:

                                                (in thousands)
                                                June 30, 2000

                                         3-mos. ended    6-mos. ended
                                         ----------------------------

         Sales                              $ 6,211         $11,565
         Cost of Sales                       (5,044)         (9,558)
                                             ------          ------
         Gross profit                       $ 1,167         $ 2,007
                                            =======         =======


     From July 27, 2000 through June 30, 2001, the Company was unable to recognize its pro rata share of the income generated from TelosOK because the Company's share of TelosOK's capital accounts was negative. Accordingly, under the equity method of accounting as prescribed by Accounting Principles Board Opinion 18, the Company's carrying value in TelosOK is $0 at June 30, 2001.

Note 3.   Debt Obligations

Senior Credit Facility

     The Company has a $35 million Senior Credit Facility ("Facility") with a bank that matures on March 1, 2002. At June 30, 2001, the Facility was classified as a current liability as the Facility has a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in its subsidiaries and affiliates. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

Senior Subordinated Notes

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. In April 2001, the Company retired one of its Series C subordinated notes with a principal amount of $358,000. Of the remaining $8.1 million in combined principal of the Series B and Series C Notes at June 30, 2001, approximately $800,000 of the Notes became currently due and payable as of April 1, 2001, and the remaining $7.4 million becomes payable on April 1, 2002. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At June 30, 2001, the prepayment premium that would be due upon a triggering event is approximately $9.2 million.

     The balance of the Series B Notes was $5.5 million at June 30, 2001 and December 31, 2000. The balances of the Series C Notes were $2.6 million and $3.0 million, respectively, at June 30, 2001 and December 31, 2000. At June 30, 2001, the Series B and Series C notes are classified as current liabilities as they have a term of less than one year.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.       Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem 821.4 of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. The remaining 2,178.6 shares and their accrued dividends are required to be redeemed on April 1, 2002 subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At June 30, 2001 and December 31, 2000 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,690,000 and $3,480,000 respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the six months ended June 30, 2001 was $842,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other dividends, in stock or cash, have been declared since 1991.

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

     The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $24,412,000.

     Based upon the Company's interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law, the Company has not declared or paid dividends on its public preferred stock since 1991.

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

         At June 30, 2001, the Company has three reportable segments:

     Systems and Support Services: provides software development and support services for software and hardware including technology insertion, system redesign and software re-engineering. The principal market for this segment is the federal government and its agencies.

     Products: delivers networking infrastructure solutions to its customers. These solutions include providing commercial hardware, software and services to its customers. The Products group is capable of staging, installing and deploying large network infrastructures with virtually no disruption to customer's ongoing operations. In addition, the Products segment is a value added reseller for Xacta's information security products into the federal government. The principal market for this segment is the federal government and its agencies.

     Xacta: offers innovative products which leverage its extensive consulting experience, domain knowledge, and best practices implementation in enterprise security. Through its core competencies and innovative products, Xacta helps manage the security of its customers' network environments through the integration of critical business content and processes.

     The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense. Certain businesses within the Xacta segment in 2000 were transferred to the Products segment beginning January 2001. The 2000 segment disclosure has been amended to conform to the 2001 change.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Summarized  financial  information   concerning  the  Company's  reportable
segments for the three months ended June 30, 2001 and 2000 is shown in the following table. The "other" column includes corporate related items.

                        Systems and
                     Support Services  Products   Xacta    Other (1)      Total
                     ----------------------------------------------------------

June 30, 2001
External Revenues         $16,813       $18,958  $ 3,578   $    --      $39,349
Intersegment Revenues         349         3,654       --        --        4,003
Gross Profit                1,667         4,305    1,453        --        7,425
Segment profit(loss)(3)    (1,135)        2,209     (487)       --          587
Total assets                9,136        24,289    3,854    25,379       62,658
Capital Expenditures            4            26      101        10          141
Depreciation &
 Amortization(2)          $    65       $   114  $    60   $   278      $   517



                       Systems and
                     Support Services  Products   Xacta    Other (1)      Total
                     ----------------------------------------------------------
June 30, 2000
External Revenues         $10,548       $16,866  $ 1,851   $    --      $29,265
Intersegment Revenues          88            --       --        --           88
Gross Profit                1,523         3,174      210        --        4,907
Segment profit(loss)(3)        83         1,057     (470)       --          670
Total assets               11,596        19,156    3,652    24,540       58,944
Capital Expenditures           13           236      109       211          569
Depreciation &
 Amortization(2)          $   111       $    84  $     1   $   308      $   504

     (1) Corporate assets are principally property and equipment, cash and other assets.
     (2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, deferred software costs and spare parts inventory.
     (3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

     The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has nine separate facilities located in four states, Europe and Asia.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6.  Investment in Enterworks

     During the first quarter of 2001, the Company and Enterworks, Inc. ("Enterworks") entered into an agreement whereby the Company, as a participant in an additional round of financing for Enterworks, substituted approximately $530,000 of receivables owed to the Company and in addition funded Enterworks $470,000 of cash in three equal installments during the quarter. The receivables included rent owed to the Company, services performed by the Company under a service agreement between the Company and Enterworks, and expenses advanced by the Company on behalf of Enterworks for which the Company is reimbursed. In return, the Company received four separate Demand 10% Convertible Promissory Notes from Enterworks totaling $1 million, as well as warrants to purchase approximately 2.5 million of underlying shares of Enterworks common stock. The warrants to purchase 2.5 million underlying shares of Enterworks common stock have an exercise price of $0.01 per share and an exercise period of five years.

     During the second quarter of 2001, the Company and Enterworks entered into an agreement whereby the Company, as a participant in an additional round of financing for Enterworks, committed an additional $800,000 which represented the estimate of amounts owed to the Company for the period May through December 2001 for rent and services performed by the Company under a service agreement. In return, the Company has received a $300,000 Demand 10% Convertible Promissory Note from Enterworks, as well as a warrant to purchase 750,000 of underlying shares of Enterworks common stock. In addition, the Company will receive an additional $500,000 in Demand Notes and warrants to purchase an additional 1,250,000 shares from Enterworks for the remaining balance of rent and services through the end of the year. The Warrants to purchase the shares of Enterworks common stock have an exercise price of $0.01 per share and an exercise period of 5 years.

     During 2001, the Company's ownership interest in Enterworks fell below 20% and accordingly, the Telos designated voting representation on the Enterworks Board was relinquished. Consistent with such events, the Company converted to the cost method of accounting for this investment.

Note 7. Write-off of Investment in Telos International - Filinvest, Inc.

     Since 1997, one of the Company's wholly owned subsidiaries, Telos International Corporation ("TIC"), has been a 50% owner of a joint venture between TIC and Filinvest Capital, Inc., a Philippine company. The Company accounts for this joint venture under the equity method of accounting as prescribed by APB No. 18. In the second quarter of 2001, the Company became uncertain as to whether operations under the joint venture will continue as a going concern. Therefore, the Company determined that its investment in Telos International - Filinvest, Inc. was impaired, and reduced its investment balance in the joint venture to zero. The amount of the write-off totaled approximately $600,000, and is included in the Selling, general and administrative caption in the statement of operations for the three months and six months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Sales for the first six months of 2001 were $83.3 million, an increase of $27.3 million or 48.7% as compared to the same 2000 period. This increase was primarily attributable to a $14.7 million increase in sales from the Company's Products Group, which experienced increased sales from its traditional contracts with the federal government such as the Infrastructure Solutions 1 ("IS-1") contract, the Realtime Automated Personnel Identification System contract ("RAPIDS"), and the Data Communication Network Contract servicing the US Courts ("DCN US Courts"). The increase in sales was also attributable to an increase in the Company's Systems And Support Services Group sales of $9.8 million which was primarily due to the revenue generated from long-term labor contracts. The Xacta Group also experienced an increase in revenue, mostly due to increased sales of its information security products and solutions.

     Operating income through the first six months of 2001 was $1.6 million as compared to an operating loss of approximately $600,000 during the same 2000 period. Operating profitability improved principally because of increased sales volume coupled with improved profits realized under the Company's traditional businesses.

     Total backlog from existing contracts was approximately $125.3 million and $124.4 million as of June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001, the funded backlog of the Company totaled $37.5 million, a decrease of $5.5 million from December 31, 2000. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 2001 and 2000 are as follows:

                                   Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                         --------                  --------
                                      2001     2000          2001         2000
                                      ----------------------------------------

Sales                                 100.0%  100.0%        100.0%       100.0%
Cost of sales                          81.1    83.2          82.8         85.6
SG&A expenses                          17.4    14.5          15.1         15.1
Goodwill amortization                   0.2     0.3           0.2          0.3
                                        ---     ---           ---          ---
Operating income (loss)                 1.3     2.0           1.9         (1.0)

Other income                            0.1     0.1            --          0.1
Equity in net earnings of TelosOK        --     4.0            --          3.6
Interest expense                       (2.6)   (4.2)         (2.8)        (4.2)
                                       ----    ----          ----         ----
(Loss) income before taxes             (1.2)    1.9          (0.9)        (1.5)

Income tax benefit (provision)          0.4    (1.0)          0.2          0.3

Net (loss) income                      (0.8)%   0.9%         (0.7)%       (1.2)%
                                       ====     ===          ====         ====

Financial Data by Market Segment


         Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:
                                                (amounts in thousands)
                                Three Months Ended           Six Months Ended
                                     June 30,                     June 30,
                                     --------                     --------
                                  2001         2000         2001          2000
                                  --------------------------------------------

Sales:
   Systems and Support Services $ 16,813     $ 10,548     $30,700      $ 20,894
   Products                       18,958       16,866      46,435        31,738
   Xacta                           3,578        1,851       6,143         3,373
                                   -----        -----       -----         -----
        Total                    $39,349     $ 29,265     $83,278      $ 56,005
                                 =======     ========     =======      ========

Gross Profit:
   Systems and Support Services  $ 1,667     $  1,523     $ 2,916      $  2,718
   Products                        4,305        3,174       9,401         4,624
   Xacta                           1,453          210       1,997           726
                                   -----          ---       -----           ---
         Total                   $ 7,425     $  4,907     $14,314       $ 8,068
                                 =======     ========     =======       =======

Gross Margin:
   Systems and Support Services      9.9%        14.4%        9.5%        13.0%
   Products                         22.7%        18.8%       20.3%        14.6%
   Xacta                            40.6%        11.4%       32.5%        21.5%
         Total                      18.9%        16.8%       17.2%        14.4%


     For the three month period ended June 30, 2001, sales increased by $10.1 million, or 34.5% to $39.3 million from $29.2 million for the comparable 2000 period. Of the $10.1 million increase, $2.1 million was attributable to the Products Group, which experienced increased sales from its revenue on traditional contracts such as RAPIDS. The increase in sales was also attributable to the Systems and Support Services Group, which experienced an increase of $6.3 million in sales for the three month period ended June 30, 2001 compared to the same period in 2000. This increase is mostly due to pass-through sales from its prime relationship on the Ft. Sill contract. This contract was contributed to TelosOK in July 2000, however the Company remains as the prime contractor until the contract is successfully novated by the government. The 2000 revenue generated from the Ft. Sill contract has been deconsolidated to conform to an "Equity in Net Earnings of TelosOK" presentation as prescribed by the equity method of accounting. These increases were further enhanced by an increase in Xacta revenue of $1.7 million from second quarter 2001 compared to second quarter 2000. This increase is primarily due to increased sales in the Company's information security products and solutions.

     Sales increased $27.3 million or 48.7% to $83.3 million for the six months ended June 30, 2001, from $56.0 million for the comparable 2000 period. The increase for the six-month period includes a $14.7 million increase in Product sales, an increase of $9.8 million in Systems and Support Services revenue, and an increase of $2.8 million in sales in its Xacta Group. This increase in the six-month revenue is primarily due to the increases in revenue from the Products Group traditional businesses as well as revenue on long-term labor contracts. These increases were enhanced by increased sales under the Information Security product line of $2.7 million.

     Cost of sales was 81.1% of sales for the quarter and 82.8% of sales for the six months ended June 30, 2001, as compared to 83.2% and 85.6% for the same periods in 2000. The reductions in cost of sales as a percentage of sales are primarily attributable to increased profits realized on Product Group contracts, as well as profits from new orders on contracts such as DCN U.S. Courts and subcontracts to the Bureau of Census, and from new business under the Company's information security product line.

     Gross profit increased $2.5 million in the three-month period to $7.4 million in 2001, from $4.9 million in the comparable 2000 period. In the six-month period, gross profit increased $6.2 million to $14.3 million from $8.1 million in 2000. These increases are mostly attributable to the increases in sales volume discussed above. Gross margins were 18.9% and 17.2%, respectively, for the three and six month periods of 2001 as compared to 16.8% and 14.4%, respectively, for the comparable periods of 2000.

     Selling, general, and administrative expense ("SG&A") increased by approximately $2.6 million or 61.4%, to $6.8 million in the second quarter of 2001 from $4.2 million in the comparable period of 2000. For the six-month period of 2001, SG&A increased $4.1 million to $12.6 million compared to $8.4 million for the same period in 2000. The increases in S,G & A expenses from 2000 to 2001 are primarily due to an approximately $600,000 write-off of an investment made in an international joint venture as well as increased investment in the product development, sales and marketing effort for the Company's Xacta subsidiary.

     SG&A as a percentage of revenues increased to 17.4% for the second quarter of 2001 from 14.5% in the comparable 2000 period. SG&A as a percentage of revenues for the six-month period ended June 30, 2001 remained the same at 15.1% compared to the same period in 2000.

     Goodwill amortization expense decreased $27,000 for the comparative three-month periods of 2001 and 2000, and decreased by $54,000 to $125,000 for the six months ended June 30, 2001 compared to the same period in 2000. The reductions are exclusively due to the goodwill transfer associated with the TelosOK transaction.

     Operating income decreased by $56,000 to approximately $524,000 in the three-month period ended June 30, 2001 from $580,000 of operating profit in the comparable 2000 period. This decrease in operating profit is due to the increases in S,G&A expense discussed above. Operating income increased $2.2 million to $1.6 million for the six months ended June 30, 2001 from a $558,000 operating loss for the six-month period ended June 30, 2000. This increase in operating profit for the six-month period is mostly attributable to the increase in gross profit discussed above.

     In order to present the statement of operations in accordance with APB 18, the revenues and costs of sales for the Ft. Sill operation contributed to TelosOK were presented in one line item "Equity in Net Earnings of TelosOK" for the three and six months ended June 30, 2000 (See Note 2). For 2000, the three month and six month Equity in Net Earnings of TelosOK were approximately $1.2 million and $2.0 million, respectively. The Company, under APB 18, is unable to recognize it's pro rata share of the income generated by TelosOk for 2001, as the Company's capital account for TelosOK is negative.

     Interest expense decreased approximately $200,000 to $1.0 million in the second quarter of 2001 from approximately $1.2 million in the comparable 2000 period, and decreased approximately $100,000 to $2.3 million for the six months ended June 30, 2001 from $2.4 million for the comparable 2000 period. These decreases are primarily due to decreased debt levels in the second quarter of 2001 compared to 2000.

     The Company recorded an income tax benefit for the three months ended June 30, 2001 of approximately $150,000. The income tax benefit was $149,000 for the six months ended June 30, 2001. This tax benefit was principally due to the net loss generated by the Company. The Company's net deferred tax assets total $8.1 million at June 30, 2001. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax provision of $304,000 and an income tax benefit $183,000 for the three and six months ended June 30, 2000, respectively. The tax provision for the three-month period was primarily due to provisions for state income taxes. The tax benefit recorded for the six-month period was due to the net operating loss generated during the first quarter of 2000.


Liquidity and Capital Resources

     For the six months ended June 30, 2001, the Company generated $11.9 million of cash in its operating activities. This cash was provided by a reduction in the Company's accounts receivable balance of $15.6 million offset by decreases in accounts payable and unearned revenue totaling $3.7 million. Investing activities accounted for approximately $500,000 of cash utilization. The Company used cash to reduce borrowings under the Company's credit facility of $9.5 million, and to repay $358,000 of Series C Notes.

     At June 30, 2001, the Company had outstanding debt and long-term obligations of $35.0 million, consisting of $15.9 million under the secured senior credit facility, $8.2 million in subordinated debt, and $10.9 million in capital lease obligations. The Company believes it will generate enough funds in the ordinary course of business during the next twelve months to fund its operations and service its debt and capital lease obligations. Approximately
$790,000 of the Company's Series B and Series C subordinated notes became current and payable on April 1, 2001. The Company anticipates the repayment of these notes during fiscal 2001 either from its funds generated in the ordinary course of business, through assets sales, or through a refinancing.

     At June 30, 2001, the Company had an outstanding balance of $15.9 million on its $35 million Senior Credit Facility (the "Facility"). The Facility matures on March 1, 2002 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in its subsidiaries and affiliates). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. The Facility has been classified as a current liability at June 30, 2001 as it has a term of less than one year.

New Accounting Pronouncements

     The Company currently does not engage or plan to engage in the use of hedging or derivative instruments. Therefore, the implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" did not have a material impact on the results of operations, cashflows or financial position.

     On September 29, 2000, FASB Statement No. 140 ("SFAS 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. The new standard replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and becomes effective for transfers entered into after March 31, 2001. SFAS 140 significantly changes the collateral recognition guidance for secured borrowings and related collateral disclosure requirements. The implementation of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB")approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 141 is initially applied in its entirety. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement will require the Company to cease amortization of goodwill and goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and will therefore be applied for the year ending December 31, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements and related disclosures.

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

     The Senior Credit Facility is a current liability as it has a term of less than one year. The Company is currently exploring opportunities to refinance its Senior Credit Facility. If the Company is unable to refinance its Senior Credit Facility with its existing lender or find a replacement lender, the Company's liquidity position may be adversely impacted.

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

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate for the first six months of 2001 was 9.96%. This facility expires on March 1, 2002 and has outstanding balance of $15.9 million at June 30, 2001.

     The Company's other debt at June 30, 2001 consists of Senior Subordinated Notes B, and C, which bear interest at fixed rates ranging from 14% to 17%. Of the $8.2 million Senior Subordinated Notes balance at June 30, 2001 approximately $800,000 became currently due and payable as of April 1, 2001, and the remaining $7.4 million in principal becomes payable on April 1, 2002. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

     The Company is party to various lawsuits arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, based upon the Company's present understanding of its legal matters, it is of the opinion such matters for this quarter will not have a material adverse effect on the Company's consolidated financial position, results of operations, or of cash flows.

Item 3.       Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $3.7 million for the Series A-1 and A-2 Preferred Stock at June 30, 2001.

12% Cumulative Exchangeable Redeemable Preferred Stock

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of June 30, 2001 accrued for financial reporting purposes totaled $28.4 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $24,412,000.

     Based upon the Company's interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law, the Company has not declared or paid dividends on its public preferred stock since 1991.


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



DATE:                                                          Telos Corporation



August 10, 2001                                           /s/  Thomas J. Ferrara
---------------                                           ---  -----------------
                                                               Thomas J. Ferrara
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)