Form 10-Q
period 2001-09-30
TELOS CORP
filed 2001-11-13
CIK 320121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [ X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of November 10, 2001, the registrant had 21,171,202 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 19

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                 PART I.   FINANCIAL INFORMATION
                                 ------    ---------------------



Item 1.        Financial Statements:

Condensed Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)........3

Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
    and December 31, 2000 .....................................................4

Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2001 and 2000  (unaudited) ................5

Notes to Condensed Consolidated Financial Statements (unaudited)............6-12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................13-17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........17



                                 PART II.   OTHER INFORMATION
                                 -------    -----------------


Item 1.        Legal Proceedings..............................................17

Item 3.        Defaults Upon Senior Securities................................18

Item 4.        Submission of Matters to a Vote of Security Holders............18

Item 5.        Other Information..............................................18

Item 6.        Exhibits and Reports on Form 8-K...............................18

SIGNATURES....................................................................19

                         PART I - FINANCIAL INFORMATION

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (amounts in thousands)


                                   Three Months Ended       Nine Months Ended
                                    September 30,             September 30,
                                   ----------------         ----------------
                                    2001      2000        2001          2000
                                   ------   -------     -------       -------
Sales
    Systems and Support Services  $ 14,882  $ 13,384     $ 45,582      $ 34,278
    Products                        18,582    18,709       65,017        50,446
    Xacta                            3,477     2,781        9,620         6,155
                                    ------    ------       ------        ------
                                    36,941    34,874      120,219        90,879

Costs and expenses
    Cost of sales                   30,357    30,694       99,321        78,631
    Selling, general and
     administrative expenses         4,832     4,189       17,383        12,636
    Goodwill amortization               62        71          187           250
                                        --        --          ---           ---
    Operating income (loss)          1,690       (80)       3,328          (638)
                                     -----       ---        -----          ----

Other income (expenses)
    Equity in earnings of Telos OK      --       321           --         2,328
    Other income                        46         4           68            42
    Interest expense                  (897)   (1,151)      (3,191)       (3,514)
                                     ------   -------      -------       -------
Income (loss) before taxes             839    (  906)         205        (1,782)
Income tax provision                  (261)   (1,355)        (112)       (1,172)
                                     ------   -------      -------       -------

Net income (loss)                   $  578  $ (2,261)      $   93      $ (2,954)
                                    ======    =======      ======        =======





















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (amounts in thousands)
                                     ASSETS

                                                  September 30, 2001     December 31, 2000
                                                  ------------------     -----------------
Current assets
    Cash and cash equivalents (includes restricted
     cash of $54 at September 30, 2001 and
         December 31, 2000)                             $   218             $   286
    Accounts receivable, net                             26,837              45,682
    Inventories, net                                      5,201               7,045
    Deferred income taxes                                 2,840               3,256
    Other current assets                                  1,907                 404
                                                         ------               -----
       Total current assets                              37,003              56,673

Property and equipment, net of
    accumulated depreciation of
    $10,631 and $9,331, respectively                     11,596              12,319
Goodwill, net                                             2,561               2,749
Investment in Enterworks                                     --                  --
Investment in Telos OK                                       --                  --
Deferred income taxes, long term                          4,719               4,603
Other assets                                                141                 746
                                                         ------              ------
                                                       $ 56,020            $ 77,090
                                                       ========            ========



                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Accounts payable                                  $ 14,792            $ 19,049
     Other current liabilities                            3,113               2,438
     Unearned revenue                                     7,360               8,609
     Senior subordinated notes                            8,179               1,151
     Senior credit facility                              11,018                  --
     Accrued compensation and benefits                    5,360               7,178
                                                         ------              ------
       Total current liabilities                         49,822              38,425

Senior credit facility                                       --              25,460
Senior subordinated notes                                    --               7,386
Capital lease obligations                                10,817              11,030
                                                         ------              ------
       Total liabilities                                 60,639              82,301
                                                         ------              ------

Redeemable preferred stock
     Senior redeemable preferred stock                    6,796               6,480
     Redeemable preferred stock                          45,527              42,352
                                                         ------              ------
       Total preferred stock                             52,323              48,832
                                                         ------              ------

Stockholders' investment
     Common stock                                            78                  78
     Capital in excess of par                                --               2,718
     Retained deficit                                   (57,020)            (56,839)
                                                        --------            --------
       Total stockholders' investment (deficit)         (56,942)            (54,043)
                                                       --------            --------
                                                       $ 56,020            $ 77,090
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

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (amounts in thousands)

                                                                  Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                              2001         2000
                                                              ----         ----
Operating activities:
     Net income (loss)                                     $   93       $(2,954)
       Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
     Depreciation and amortization                          1,388         1,260
     Goodwill amortization                                    188           250
     Other noncash items                                      476            93
     Changes in assets and liabilities                     13,351        (3,743)
                                                           ------        ------
         Cash provided by (used in) operating activities   15,496        (5,094)
                                                           ------         -----

Investing activities:
     Proceeds from investment in TelosOK, LLC                  --         6,000
     Purchases of property and equipment                     (535)       (1,447)
                                                           ------        ------
         Cash (used in) provided by investing activities     (535)        4,553
                                                           ------        ------

Financing activities:
     (Repayment of) proceeds from borrowings under senior
      credit facility                                     (14,442)          880
     Repayment of Series C subordinated note                 (358)           --
     Payments under capital leases                           (229)         (255)
                                                           ------         -----
         Cash (used in) provided by financing activities  (15,029)          625
                                                           ------         -----
         (Decrease) increase in cash and cash equivalents     (68)           84
         Cash and cash equivalents at beginning of period     286           315
                                                              ---           ---
         Cash and cash equivalents at end of period        $  218        $  399
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

     The Company currently does not engage or plan to engage in the use of hedging or derivative instruments. Therefore, the implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" did not have a material impact on the results of operations, cash flows or financial position.

     On September 29, 2000, FASB Statement No. 140 ("SFAS 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. The new standard replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and becomes effective for transfers entered into after March 31, 2001. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The implementation of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 141 is initially applied in its entirety. The adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operations or cash flows.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement will require the Company to cease amortization of goodwill and goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and will therefore be applied for the year ending December 31, 2002. The Company is currently evaluating the impact and materiality thereof, if any, of SFAS No. 142 on its financial statements and related disclosures.

     In September 2001, FASB Statement No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations" was issued. SFAS 143 provides guidance on the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. The Company is currently evaluating the provisions of SFAS 143, but does not anticipate the implementation of SFAS 143 to have a material impact on the results of operations, cash flows or financial position.

     In October 2001, FASB Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-lived Assets" was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". The Company is currently evaluating the impact and materiality thereof, if any, of SFAS 144 on its financial statements and related disclosures.

     Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current period.

Note 2.  Contribution of Assets

     On July 27, 2000, the Company entered into a subscription agreement with certain investors ("Investors"), which provided for the formation of an Oklahoma Limited Liability Company named Telos OK, LLC ("TelosOK"). The Company contributed all of the assets of its Digital Systems Test and Training
Simulators ("DSTATS") business as well as its Government Contract with the Department of the Army at Ft. Sill (hereafter referred to as the Company's Ft. Sill operation) to TelosOK. The net assets contributed by the Company totaled $373,000. The Investors contributed $3.0 million in cash to TelosOK, and at closing TelosOK borrowed $4.0 million cash from a bank. The Company and the Investors have each jointly and severally guaranteed the loan of TelosOK. The Company has guaranteed $2 million and the Investors have guaranteed $1 million pari passu. This loan has an outstanding balance of approximately $3.0 million at September 30, 2001. In addition, TelosOK entered into a $500,000 senior credit facility with the same bank, which was subsequently increased to $750,000 on September 30, 2001, with an expiration date of December 31, 2001. Borrowings under the facility, if any, will be collateralized by certain assets of TelosOK (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each of the current $750,000 when and if drawn.

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

     Class A - owns 20% of TelosOK. The Company and the Investors each own 50% of the 200,000 units of this class. This class possesses all voting rights of TelosOK and the sole right to elect the directors of TelosOK. The units in this class do not have redemption rights.

     Class B - owns 40% of TelosOK. The Investors own all 2.9 million units of this class. This class has no voting rights, but can, subject to certain restrictions, request the redemption of all or a portion of the Class B units outstanding one year after the closing date. Class B holders can redeem no more than 500,000 units per quarter at a price of $1.00 per unit, and such redemption can only be made from the excess cash flow of TelosOK as defined in the operating agreement.

     Class C- owns 40% of TelosOK. The Company owns all 2.9 million units of this class. This class has no voting rights, and has the same redemption rights as Class B, except that no right of redemption will exist until all Class B units have been redeemed. In addition, when any of the Class B units are redeemed, the Company will receive a warrant to purchase Class C units equal to the amount of the Class B units redeemed at a price of $0.01 per unit.

     As indicated in the operating agreement, one of the Investors, Bill W. Burgess, will serve as Chairman of the Board and may designate a Secretary, and David Aldrich, President and CEO of the Company, and Thomas Ferrara, Treasurer and CFO of the Company, will serve in those same capacities for TelosOK. The Company has entered into a corporate services agreement with TelosOK whereby the Company will provide certain administrative support functions to TelosOK, including but not limited to finance and accounting and human resources, in consideration for a monthly cash payment.

     As indicated above, the Company owns 50% of TelosOK, sharing control over TelosOK, and accordingly has changed its method of accounting for the contributed assets from the consolidation method to the equity method. Pursuant to this change, the revenues, costs and expenses from the Ft. Sill operation have been excluded from their respective captions in the Company's Consolidated Statement of Operations, and the net earnings from the operation have been reported separately as "Equity in Net Earnings of TelosOK" for the three and nine months ended September 30, 2000. The results of operations of the Ft. Sill operation included in the "Equity in Net Earnings of TelosOK" caption are comprised of the following:

                                       (in thousands)
                                     September 30, 2000

                                3-mos. ended    9-mos. ended
                                ------------    ------------

         Sales                    $ 1,774         $13,339
         Cost of Sales             (1,453)        (11,011)
                                   -------        --------
         Gross profit             $   321         $ 2,328
                                      ===           =====

     From July 27, 2000 through September 30, 2001, the Company was unable to recognize its pro rata share of the income generated from TelosOK because the Company's share of TelosOK's capital accounts was negative. Accordingly, under the equity method of accounting as prescribed by Accounting Principles Board Opinion 18, the Company's carrying value in TelosOK is $0 at September 30, 2001.

Note 3.  Debt Obligations

Senior Credit Facility

     The Company has a $25 million Senior Credit Facility ("Facility") with Bank of America that matures on March 1, 2002. This Facility was $35 million and on August 31, 2001, was reduced by an agreement with the bank to $25 million. At September 30, 2001, the Facility was classified as a current liability as the Facility has a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in its subsidiaries and affiliates. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. On October 20, 2001, the Company was notified that Bank of America had assigned 100% participation of this Facility to Endeavour, LLC.

Senior Subordinated Notes

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. In April 2001, the Company retired one of its Series C subordinated notes with a principal amount of $358,000. Of the remaining $8.2 million in combined principal of the Series B and Series C Notes at September 30, 2001, approximately $800,000 of the Notes became currently due and payable as of April 1, 2001, and the remaining $7.4 million becomes payable on April 1, 2002. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At September 30, 2001, the prepayment premium that would be due upon a triggering event is approximately $9.7 million.

     The balance of the Series B Notes was $5.5 million at September 30, 2001 and December 31, 2000. The balances of the Series C Notes were $2.6 million and $3.0 million, respectively, at September 30, 2001 and December 31, 2000. At September 30, 2001, the Series B and Series C notes are classified as current liabilities as they have a term of less than one year.

Note 4.       Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem 821.4 of the outstanding shares of the stock on December 31, 2001, subject to the legal availability of funds. The remaining 2,178.6 shares and their accrued dividends are required to be redeemed on April 1, 2002 subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At September 30, 2001 and December 31, 2000 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,796,000 and $3,480,000 respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the nine months ended September 30, 2001 was $1.3 million. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other dividends, in stock or cash, have been declared since 1991.

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

     At September 30, 2001, the Company has three reportable segments:

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

     Summarized  financial  information   concerning  the  Company's  reportable
segments for the three months ended September 30, 2001 and 2000 is shown in the following table. The "other" column includes corporate related items.

                       Systems and
                       Support Services   Products    Xacta    Other (1)  Total

September 30, 2001
External Revenues            $14,882      $18,582   $ 3,477    $    --  $36,941
Intersegment Revenues            118        4,875        --         --    4,993
Gross Profit                   1,295        3,908     1,381         --    6,584
Segment profit(loss)(3)         (259)       2,276      (265)        --    1,752
Total assets                   9,028       18,881     5,199     22,912   56,020
Capital Expenditures              24            3        31         28       86
Depreciation &
 Amortization(2)              $   75      $    91   $    64    $   277  $   507

                       Systems and
                       Support Services   Products    Xacta     Other (1) Total

September 30, 2000
External Revenues            $13,384      $18,709   $ 2,781    $    --  $34,874
Intersegment Revenues             --           --        --         --       --
Gross Profit                   1,175        1,965     1,040         --    4,180
Segment profit(loss)(3)        (359)           19       331         --       (9)
Total assets                  9,110        22,171     3,094     22,745    57,120
Capital Expenditures             76          (32)        78        364       486
Depreciation &
 Amortization(2)             $   88       $   86    $    18    $   310  $    502


     (1) Corporate assets are principally property and equipment, cash and other assets.
     (2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, capital leases and spare parts inventory.
     (3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

     The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has nine separate facilities located in four states, Europe and Asia.

Note 6.  Investment in Enterworks

     During the first quarter of 2001, the Company and Enterworks, Inc. ("Enterworks") entered into an agreement whereby the Company, as a participant in an additional round of financing for Enterworks, substituted approximately $530,000 of receivables owed to the Company and in addition funded Enterworks $470,000 of cash in three equal installments during the quarter. The receivables included rent owed to the Company, services performed by the Company under a service agreement between the Company and Enterworks, and expenses advanced by the Company on behalf of Enterworks for which the Company is reimbursed. In return, the Company received four separate Demand 10% Convertible Promissory Notes from Enterworks totaling $1 million, as well as warrants to purchase 2.5 million of underlying shares of Enterworks common stock. The warrants to purchase 2.5 million underlying shares of Enterworks common stock have an exercise price of $0.01 per share and an exercise period of five years.

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

     During the third quarter of 2001, the Company received two separate Demand 10% Convertible Promissory Notes from Enterworks totaling $200,000, as well as warrants to purchase 500,000 of underlying shares of Enterworks common stock. The Company will receive the remaining $300,000 in Demand Notes and warrants to purchase the remaining 750,000 shares from Enterworks in the fourth quarter of 2001. The warrants to purchase the shares of Enterworks common stock have an exercise price of $0.01 per share and an exercise period of five years.

     During 2001, the Company's ownership interest in Enterworks fell below 20% and accordingly, the Telos designated voting representation on the Enterworks Board was relinquished. Consistent with such events, the Company converted to the cost method of accounting for this investment.

Note 7. Write-off of Investment in Telos International - Filinvest, Inc.

     Since 1997, one of the Company's wholly owned subsidiaries, Telos International Corporation ("TIC"), has been a 50% owner of a joint venture between TIC and Filivest Capital, Inc., a Philippine company. The Company accounts for this joint venture under the equity method of accounting as prescribed by APB No. 18. In the second quarter of 2001, the Company became uncertain as to whether operations under the joint venture will continue as a going concern. Therefore, the Company determined that its investment in Telos International - Filinvest, Inc. was impaired, and reduced its investment balance in the joint venture to zero. The amount of the write-off totaled approximately $600,000, and is included in the Selling, general and administrative caption in the statement of operations for the nine months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Sales for the first nine months of 2001 were $120.2 million, an increase of $29.3 million or 32.3% as compared to the same 2000 period. This increase was primarily attributable to a $14.6 million increase in sales from the Company's Products Group, which experienced increased sales from its traditional contracts with the federal government such as the Infrastructure Solutions 1 ("IS-1") contract, the Realtime Automated Personnel Identification System contract ("RAPIDS"), and the Data Communication Network Contract servicing the US Courts ("DCN US Courts"). The increase in sales was also attributable to the pass-through sales from its prime relationship on the Ft. Sill contract. This contract was contributed to TelosOK in July 2000, however, the Company remains as the prime contractor until the contract is successfully novated by the government. The Xacta Group also experienced an increase in revenue, mostly due to increased sales of its information security products and solutions.

     Operating income through the first nine months of 2001 was $3.3 million as compared to an operating loss of approximately $600,000 during the same 2000 period. Operating profitability improved principally because of increased sales volume coupled with improved profits realized under the Company's traditional businesses.

     Total backlog from existing contracts was approximately $124.3 million and $124.4 million as of September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001, the funded backlog of the Company totaled $36.8 million, a decrease of $6.2 million from December 31, 2000. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three and nine month periods ended September 30, 2001 and 2000 are as follows:


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    ------------------        -----------------

                                        2001      2000        2001     2000
                                        ----      ----        ----     ----

Sales                                  100.0%    100.0%      100.0%   100.0%
Cost of sales                           82.2      88.0        82.6     86.5
SG&A expenses                           13.0      12.0        14.4     13.9
Goodwill amortization                    0.2       0.2         0.2      0.3
                                        ----     -----        ----     ----

Operating income (loss)                  4.6      (0.2)        2.8     (0.7)
Other income                             0.1        --         0.1       --
Equity in net earnings of TelosOK         --       0.9          --      2.6
Interest expense                        (2.4)     (3.3)       (2.7)    (3.9)
Income tax provision                    (0.7)     (3.9)       (0.1)    (1.3)
                                       -----     -----      ------    -----
Net income (loss)                        1.6%     (6.5)%       0.1%    (3.3)%
                                         ===      =====        ===      ===

Financial Data by Market Segment

         Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                   Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                                      -------------               -------------
                                     2001        2000           2001        2000
                                     ----        ----           ----        ----
                                                (amounts in thousands)
Sales:
   Systems and Support Services    $ 14,882    $13,384       $ 45,582   $ 34,278
   Products                          18,582     18,709         65,017     50,446
   Xacta                              3,477      2,781          9,620      6,155
                                      -----      -----          -----      -----

   Total                           $ 36,941    $34,874       $120,219   $ 90,879
                                   ========    =======       ========   ========


Gross Profit:
   Systems and Support Services    $  1,295    $ 1,175       $  4,212   $  3,893
   Products                           3,908      1,965         13,308      6,589
   Xacta                              1,381      1,040          3,378      1,766
                                      -----      -----          -----      -----

   Total                           $  6,584    $ 4,180       $ 20,898   $ 12,248
                                   ========    =======       ========   ========


Gross Margin:
   Systems and Support Services        8.7%       8.8%           9.2%      11.4%
   Products                           21.0%      10.5%          20.5%      13.1%
   Xacta                              39.7%      37.4%          35.1%      28.7%
   Total                              17.8%      12.0%          17.4%      13.5%

     For the three month period ended September 30, 2001, sales increased by $2.0 million, or 5.9% to $36.9 million from $34.9 million for the comparable 2000 period. The increase in sales was attributable to the Systems and Support Services Group, which experienced an increase of $1.5 million in sales for the three month period ended September 30, 2001 compared to the same period in 2000. The Xacta Group also experienced an increase in revenue, mostly attributable to sales from its information security products and solutions.

     Sales increased $29.3 million or 32.3% to $120.2 million for the nine months ended September 30, 2001, from $90.9 million for the comparable 2000 period. The increase for the nine-month period includes a $14.5 million increase in Products' sales, an increase of $11.3 million in Systems and Support Services sales, and an increase of $3.5 million in Xacta revenue. This increase in the nine-month revenue is primarily due to the increases in revenue from the Products Group traditional businesses as well as the pass-through sales contract as mentioned above. These increases were enhanced by increased sales under the Information Security product line of $3.5 million.

     Cost of sales was 82.2% of sales for the quarter and 82.6% of sales for the nine months ended September 30, 2001, as compared to 88.0% and 86.5% for the same periods in 2000. The reductions in cost of sales as a percentage of sales are primarily attributable to increased profits realized on Products Group traditional contracts, such as IS-1, ATWCS and Courts, and from increased orders under the Company's information security product line.

     Gross profit increased approximately $2.4 million in the three-month period to $6.6 million in 2001, from $4.2 million in the comparable 2000 period. Gross profit increased $8.7 million in the nine-month period to $20.9 million in 2001 from $12.2 million in 2000. Gross margins were 17.8% and 17.4%, respectively, for the three and nine month periods of 2001 as compared to 12.0% and 13.5%, respectively, for the comparable periods of 2000.

     Selling, general, and administrative expense ("SG&A") increased by approximately $600,000 or 15.3%, to $4.8 million in the third quarter of 2001 from $4.2 million in the comparable period of 2000, which is primarily attributable to the Company's increased investment in Xacta. For the nine month period of 2001, SG&A increased approximately $4.7 million to $17.4 million from $12.7 million in 2000, which is primarily due to an approximately $600,000 write-off of an investment made in an international joint venture as well as increased investment in the product development, sales and marketing effort for Xacta.

     SG&A as a percentage of revenues increased to 13.1% for the third quarter of 2001 from 12.0% in the comparable 2000 period. SG&A as a percentage of revenues for the nine-month period ended September 30, 2001 increased to 14.4% from 13.9% compared to the same period in 2000.

     Goodwill amortization expense decreased $9,000 for the comparative three-month periods of 2001 and 2000, and decreased by $63,000 to $187,000 for the nine months ended September 30, 2001 compared to the same period in 2000. The reductions are exclusively due to the goodwill transfer associated with the TelosOK transaction.

     The operating income of the Company increased by $1.8 million to approximately $1.7 in the three-month period ended September 30, 2001 from an operating loss of $80,000 in the comparable 2000 period. Operating income increased $4.0 million to approximately $3.3 million for the nine months ended September 30, 2001 from a $600,000 operating loss for the nine month period ended September 30, 2000. The increases in operating profit for the three and nine month periods are mostly attributable to the increases in gross profit discussed above.

     In order to present the statement of operations in accordance with APB 18, the revenues and costs of sales for the Ft. Sill operation contributed to TelosOK were presented in one line item "Equity in Net Earnings of TelosOK" for the three and nine months ended September 30, 2000 (See Note 2). For 2000, the three month and nine month Equity in Net Earnings of TelosOK were approximately $300,000 and $2.3 million, respectively. The Company, under APB 18, is unable to recognize its pro rata share of the income generated by TelosOk for 2001, as the Company's capital account for TelosOK is negative.

     Interest expense decreased approximately $300,000 to $900,000 in the third quarter of 2001 from approximately $1.2 million in the comparable 2000 period, and decreased approximately $300,000 to $3.2 million for the nine months ended September 30, 2001 from $3.5 million for the comparable 2000 period. These decreases are primarily due to decreased debt levels and declining interest rates in the third quarter of 2001 compared to 2000.

     The Company recorded an income tax provision for the three and nine months ended September 30, 2001 of $261,000 and $112,000, respectively. This tax provision was principally due to the net income generated by the Company. The Company's net deferred tax assets totaled $7.6 million at September 30, 2001. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax provision of $1.4 million and $1.2 million for the three and nine months ended September 30, 2000, respectively. The provision incurred was a result of the taxable gain generated from proceeds received from the contribution of assets to TelosOK in July 2000 (see Note 2).

Liquidity and Capital Resources

     For the nine months ended September 30, 2001, the Company generated $15.5 million of cash in its operating activities. This cash was provided by a reduction in the Company's accounts receivable balance of $18.8 million, offset by decreases in accounts payable of $4.3 million. Investing activities accounted for approximately $500,000. The Company used cash to reduce borrowings under the Company's credit facility of $14.4 million, and to repay $358,000 of Series C Notes.

     At September 30, 2001, the Company had outstanding debt and long-term obligations of $30.2 million, consisting of $11.0 million under the secured senior credit facility, $8.2 million in subordinated debt, and $11.0 million in capital lease obligations. The Company believes it will generate enough funds in the ordinary course of business, or from a debt or equity financing, during the next twelve months to fund its operations and service its debt and capital lease obligations.

     At September 30, 2001, the Company had an outstanding balance of $11.0 million on its $25 million Senior Credit Facility (the "Facility"). The Facility matures on March 1, 2002 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in its subsidiaries and affiliates). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain leverage, net worth, interest coverage and operating goals. The Facility has been classified as a current liability at September 30, 2001, as it has a term of less than one year. On October 20, 2001, the Company was notified that Bank of America had assigned 100% participation of this Facility to Endeavour, LLC.

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

     On September 29, 2000, FASB Statement No. 140 ("SFAS 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was issued. The new standard replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and becomes effective for transfers entered into after March 31, 2001. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The implementation of SFAS 140 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No. 141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 142 is initially applied in its entirety. The adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operations or cash flows.

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

     In September 2001, FASB Statement No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations" was issued. SFAS 143 provides guidance on the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets. The Company is currently evaluating the provisions of SFAS 143, but does not anticipate the implementation of SFAS 143 to have a material impact on the results of operations, cash flows or financial position.

     In October 2001, FASB Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-lived Assets" was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". The Company is currently evaluating the impact and materiality thereof, if any, of SFAS 144 on its financial statements and related disclosures.

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

     While in the past the Company has not experienced contract terminations with the federal government, the federal government can terminate at its convenience. Should this occur, the Company's operating results could be adversely impacted. The Company's U.S. Army contract at Ft. Monmouth was up for re-bid, and on October 26, 2001, the Company was awarded one of two contracts. Since this is a dual award, the Company will now compete for tasks under this contract versus a sole source contract. The unsuccessful award of competitive tasks could have an adverse effect on this contract. It should also be noted that with the change of administration and its key government personnel, related policy changes and detailed program-by-program review at each agency of the federal government, especially the Department of Defense, the Company's high percentage of revenue derived from business with the federal government could be adversely impacted.

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

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate. The weighted average interest rate for the first nine months of 2001 was 9.86%. This facility expires on March 1, 2002 and has an outstanding balance of $11.0 million at September 30,2001.

     The Company's other long-term debt at September 30, 2001 consists of Senior Subordinated Notes B and C, which bear interest at fixed rates ranging from 14% to 17%. Of the $8.2 million Senior Subordinated Notes balance at September 30, 2001 approximately $800,000 became currently due and payable as of April 1, 2001, and the remaining $7.4 million in principal becomes payable on April 1, 2002. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

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


Item 3.       Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since their issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $3.8 million for the Series A-1 and A-2 Preferred Stock at September 30, 2001.

12% Cumulative Exchangeable Redeemable Preferred Stock

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of September 30, 2001 accrued for financial reporting purposes totaled $28.4 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $24,412,000.

     Based upon the Company's interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law, the Company has not declared or paid dividends on its public preferred stock since 1991.

Item 4.       Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of common and preferred shareholders was held on November 6, 2001. The only matter set forth in the meeting was the election of directors. The shareholders of the common stock necessary to constitute a quorum were present either in person or represented by proxy or attorney. Dr. Fred Charles Ikle, John B. Wood, Norman P. Byers, Dr. Stephen D. Bryen, and David S. Aldrich were elected to a term of approximately one year, a term to expire at the next annual meeting of shareholders upon the election of their successors.

     With regard to the holders of the 12% Cumulative Exchangeable Redeemable Preferred Stock, shareholders of such stock necessary to constitute a quorum were not present and, therefore, the nominations of Malcolm M.B. Sterrett and Geoffrey B. Baker were not considered. Subsequent to the shareholders meeting, Malcolm M.B. Sterrett, an incumbent director, appointed Geoffrey B. Baker to fill the term of John C. Boland, who resigned on October 2, 2001. Such appointment was consistent with Article Fifth (C)7(b)(vi) of the Company's Articles of Amendment and Restatement.

Item 5.       Other Information

     Mr. John C. Boland resigned from the Company's Board of Directors effective October 2, 2001. His position was filled by Geoffrey B. Baker who was appointed to the Board of Directors after the Company's annual meeting of shareholders on November 6, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits: None
(b)      Reports on Form 8-K:       None.

Item 2 is not applicable and has been omitted.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                                     Telos Corporation



November 14, 2001                                         /s/  Thomas J. Ferrara
                                                          ----------------------
                                                               Thomas J. Ferrara
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)