Form 10-K
period 2001-12-31
TELOS CORP
filed 2002-04-04
CIK 320121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No public market exists for the registrant's Common Stock.

As of March 1, 2002, the registrant had 21,171,202 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

Incorporation by Reference:  None
Number of pages in this report (excluding exhibits): 60
                                                     --

PART 1

Item 1.       Business

History and Introduction

     Founded in 1968, Telos Corporation ("Telos" or the "Company") delivers enterprise security and integration solutions and services to customers in the
U. S. Government and industry. During 2001, America and Telos' largest customer, the U.S. Government, changed forever in terms of their need for an increase in reliable and secure information and communication. Telos solutions address critical needs in the areas of secure wireless networking, secure messaging, secure local area networks ("LAN") data integration and enterprise risk management.

     Since 1996, Telos has identified and sold a number of business units that were not a part of its strategic direction. These businesses were: Telos Consulting Services, Telos Information Systems, and Telos Field Engineering. In 1999, Enterworks was separately funded and deconsolidated from Telos. Telos now owns 23.1% of Enterworks. In 2000, Telos contributed the net assets of its Ft. Sill operation to a new joint venture with outside investors, resulting in a 50% ownership in TelosOK. These dispositions and ventures, as well as operating cash flows, have enabled Telos to reduce corporate indebtedness from a high of $56.9 million in 1997 to $20.6 million in 2001.

Reportable Operating Segments

     During 2001, Telos provided its business solutions through three operating segments: the Products Group, Systems and Support Services Group (the "Services Group"), and its wholly owned subsidiary, Xacta Corporation.

Products Group

     The Company's Products Group delivers solutions that combine information technology products and services to solve customer problems. For 2001, the Products Group generated revenue of $96.3 million, up 9.7% from 2000. This Group represents 56.6% of the Company's reported consolidated revenue for 2001. Customers of the Products Group include agencies of the U.S. Government such as: military services, Defense Agencies, Treasury Department, U.S. Courts and others.

     Solutions   from  the  Products   Group   consist  of  a   combination   of
commercial-off-the-shelf ("COTS") products from major original equipment manufacturers ("OEMs"), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos' secure wireless networking solutions allow customers to securely access databases from non-networked locations so that they can perform a variety of tasks safely. Telos' secure messaging solution is known as the Automated Message Handling
System ("AMHS") and is a standard within the Department of Defense. The AMHS allows users to securely access, send, search, and profile message traffic.

Services Group

     The Company's Services Group provides post-deployment and post-production software and systems development and support services including technology insertion, systems redesign and software re-engineering. The Services Group's largest customer is the U.S. Army's Communications and Electronics Command ("CECOM"). The Services Group has approximately 228 personnel. Of all tasks performed by this Group, 96.9% of the tasks performed are on a time and materials basis with the remaining 3.1% being performed by subcontractors on a fixed price basis. For 2001, the Services Group generated revenue of $60.4 million, up 24.7% from 2000. The Group represents 35.5% of the Company's consolidated revenue for 2001. The Services Group's principal operations are located at Fort Monmouth, NJ and Fort Sill, OK.

     Since, 1983, the Services Group at Fort Monmouth has supported approximately 80 tactical land systems and satellite communications systems for CECOM's Research, Development and Engineering Center. During 2001, Telos and its partners organized a joint venture and were awarded a contract with a ceiling of approximately $1.4 billion over 10 years. The Services Group at Fort Monmouth achieved a software development assurance of Level 3 based on the Software Engineering Institute's (SEI) capability maturity model for software (CMM).

     Since 1977, the Services Group at Ft. Sill has developed 93 fire support systems and 177 major systems upgrades, totaling more than 11 million lines of code, using nine different programming languages for CECOM's Fire Support
Software Engineering Center. During 2000, Telos contributed its Ft. Sill operation to a newly created entity, Telos-OK, in return for a 50% ownership, cash and other consideration. During 2001, Telos-OK teamed with United Defense, LP in support of the US Army's Crusader program and with Raytheon on the US Army's Advanced Field Artillery Tactical Data System ("AFATDS") program. Telos-OK has achieved SEI CMM Level 4 for software development assurance.

     Results from the Services Group at Ft. Sill were included in Telos' financial results until its deconsolidation in July 2000 (see Note 3 to the Consolidated Financial Statements). Since that time, the Company remains as the prime contractor on the Ft. Sill contract because the contract has yet to be successfully novated by the government. Therefore, in accordance with generally accepted accounting principles of the United States of America, the revenues and related expenses for this contract are included in their respective captions in the Company's financial statements. These "pass-through" revenues and related expenses reported by the Company result in zero profit to the Company. The Company anticipates this contract to be novated in the first half of 2002. The TFE division was part of the Systems and Support Services Group prior to its sale in 1999 (See Note 5 to the Consolidated Financial Statements).

 Xacta Corporation

     Xacta develops enterprise risk management software to help organizations to proactively manage and monitor the security of their network environments in accordance with internationally recognized industry and security standards. For 2001, Xacta generated revenue of $13.6 million, up 49.3% from 2000. This Group represents 7.9% of the Company's consolidated revenue for 2001. Xacta currently sells its solutions to agencies of the U.S. Government as well as credit unions.

     Xacta has developed and is selling two products: Xacta Web C&A and Xacta Commerce Trust. Xacta Web C&A automates the rigorous and time-consuming process of security certification and accreditation. Xacta Web C&A simplifies certification and accreditation by guiding users through a step-by-step process which determines the customer's information security posture and assesses system and network configuration compliance with applicable regulations, standards, and industry best practices and processes. With Xacta Commerce Trust, organizations are able to perform holistic security risk management on a continuous basis in accordance with internationally recognized industry standards and best practices.

Revenue by Major Market and Significant Customers

Revenue by major market for the Company is as follows:

                               Percentage of total consolidated revenue for
                               ---------------------------------------------
                                         2001       2000        1999
                                         ----       ----        ----

Federal government                      97.7%       96.2%       92.8%
Commercial                               2.3         3.8         5.9
State and local governments               --          --         1.3
                                        ----        ----         ---
         Total                         100.0%      100.0%      100.0%
                                       ======      ======      ======

     Total consolidated revenue derived from the federal government for 2001 includes 58.7% of revenue from contracts with the United States Army, 6.9% of revenue from contracts with the United States Air Force, 3.7% of revenue from contracts with the United Sates Navy, 11.7% of revenue with other Department of Defense customers, and 13.5% of revenue from the Federal Judicial branch.

Competition

     The segments of the information services industry in which the Company operates are highly fragmented with no single company or small group of companies in a dominant position. Some of the large competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms that compete with the Company are computer services firms, applications software companies and consulting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. Thousands of firms fall into these categories. As the Company becomes more focused on network-enabled enterprise computing, the competition shifts to include companies that perform enterprise integration for large and complex information technology environments. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are competitors of the Company.

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

Employees

     The Company employed 625 persons as of December 31, 2001. The services the Company provides require proficiency in many fields, such as computer science, mathematics, physics, engineering, operations research, economics, and business administration.

     Of the total Company personnel, 228 provide Systems and Support Services, 159 provide Systems Integration (Products) Services, and 128 work for the Company's Xacta subsidiary. An additional 110 employees provide corporate and business services functions.

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

     At December 31, 2001 and 2000, the Company had total backlog from existing contracts of approximately $830.0 million and $124.4 million, respectively. This is the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the client, over periods extending up to seven years. The increase in total backlog is primarily attributable to the dual award of the US Army CECOM SEC contract to the Company's 50% owned joint venture, ITel Solutions. The Company will be a subcontractor to this joint venture, and estimates upon the successful award of competing task orders total backlog up to approximately $700 million.

     Approximately $28 million and $43 million of the total was funded backlog at December 31, 2001 and 2000, respectively.

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

Overview of 2001

     During 2001,  the Company  continued to focus on its commitment to creating
unique,  value  added  solutions,  and  reducing  corporate  indebtedness.   The
following paragraphs illustrate several examples of how.

     The Company's Services Group created ITel Solutions, a joint venture between Telos and L3/Ilex. ITel Solutions was awarded a dual contract to provide systems and software engineering support to CECOM. The award has a potential value of approximately $1.4 billion over 10 years. Under this dual award contract, ITel Solutions will compete for the award of tasks under the contract.

     Telos has also created value added solutions through its wholly-owned subsidiary, Xacta. There has never been a stronger need for reliable and secure communication. Xacta provides solutions to both Government and commercial customers to handle certain of these critical needs. Specifically, Xacta solutions help organizations proactively manage and monitor the security of their network environments in accordance with internationally recognized information security and privacy standards, regulations, guidelines and industry best practices.

     The Company's Products Group continues to better serve its customers with innovative product offerings, and as a result has experienced increased order volume and profitability in 2001. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos' secure wireless networking solutions allow customers to securely access databases from non-networked locations so that they can perform a variety of tasks safely. Telos' secure messaging solution is known as the Automated Message Handling
System ("AMHS") and is a standard within the Department of Defense. The AMHS allows users to securely access, send, search, and profile message traffic.

     The Company made significant strides in reducing corporate indebtedness in 2001. The Company's term facility balance has been reduced by approximately 50% from the 2000 balance due to cash generation from operations. The Company was able to retire one of its Series C Subordinated Notes in 2001 and negotiated extensions of all its Series B and Series C Subordinated Notes and its Senior Redeemable Preferred Stock to May of 2003.

     The Company did not receive its anticipated volume of orders at the end of the federal government year (the federal government fiscal year ends September
30). In addition, the 2002 government budget approval was also delayed by several months. These two issues caused the Company to experience a decline in sales from the fourth quarter of 2001 compared to the fourth quarter of 2000.

Item 2.  Properties

     The Company leases 191,700 square feet of space in Ashburn, Virginia for its corporate headquarters, integration facility, and primary service depot. This lease expires in March 2016, with a ten-year extension available at the Company's option. This facility supports all three of the Company's operating segments.

     The Company subleases 21,816 rentable square feet of space at its Ashburn, Virginia facility to its affiliate, Enterworks, Inc. for its corporate headquarters and operating segments. This sublease will expire on March 31, 2003 unless a renewal of the sublease is reached by mutual agreement between the Company and Enterworks.

     The Company leases additional space for regional contract work sites, training and sales offices in 5 separate facilities located in California, New Jersey, the District of Columbia and Europe under various leases, which expire on various dates through March of 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of common shareholders was held on November 6, 2001. The only matter set forth in the meeting was the election of directors. The shareholders of the common stock necessary to constitute a quorum were present either in person or represented by proxy or attorney. Dr. Fred Charles Ikle, John B. Wood, Norman P. Byers, Dr. Stephen D. Bryen, and David S. Aldrich were elected to a term of approximately one year, a term to expire at the next annual meeting of shareholders upon the election of their successors. Effective March 20, 2002, Dr. Bryen resigned as a proxy holder and Director.

     With regards to the holders of the 12% Cumulative Exchangeable Preferred Stock, shareholders of such stock necessary to constitute a quorum were not present and, therefore, the nominations of Malcolm M.B. Sterrett and Geoffrey B. Baker were not considered. Subsequent to the shareholders meeting, Malcolm M.B. Sterrett, an incumbent director, appointed Geoffrey B. Baker to fill the term of John C. Boland, who resigned on October 2, 2001. Mr. Sterrett and Mr. Baker's terms are for a period of one year, a term to expire at the next annual meeting of shareholders upon the election of their successors. Such appointment was consistent with Article Fifth (C)7(b)(vi) of the Company's Articles of Amendment and Restatement.

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

     No public market exists for the Company's Class A or Class B Common Stock. As of March 1, 2002, there were 84 holders of the Company's Class A Common Stock and 4 holders of the Company's Class B Common Stock.

Item 6.  Selected Financial Data

     The  following   should  be  read  in  connection  with  the   accompanying
information presented in Item 7 and Item 8 of this document.

                                                          OPERATING RESULTS
                                                       Year Ended December 31,
                                                    ---------------------------
                                                       (amounts in thousands)
                                   2001      2000         1999        1998        1997
                                   ----      ----         ----        ----        ----
Sales (1)                       $170,261   $145,310    $171,364     $207,086    $253,787
(Loss)income before
   extraordinary items              (671)    (1,794)     (9,979)      (9,171)      1,412
Extraordinary items(2)                --         --       8,015           --          --
Net (loss) income               $   (671)  $ (1,794)   $ (1,964)    $ (9,171)   $  1,412

                                                        FINANCIAL CONDITION
                                                         As of December 31,
                                                       ---------------------
                                   2001      2000         1999        1998        1997
                                   ----      ----         ----        ----        ----

                                                  (amounts in thousands)

Total assets (1)                $ 53,561   $ 77,090    $ 56,886     $ 95,251    $109,718
Long-term debt (3)                20,566     32,846      25,045       54,651      56,875
Capital lease obligations,
   long-term (4)                  10,722     11,030      11,362       11,710      12,085
Senior redeemable
   preferred stock (5)             6,903      6,480       6,054        5,631       5,207
Class B redeemable
   preferred stock                    --         --          --           --      12,035
Redeemable preferred
   Stock (5)                    $ 47,876   $ 42,352    $ 36,975    $  31,729    $ 29,951

(1)  See Notes 3, 4 & 5 to the  Consolidated  Financial  Statements in Item 8 regarding the  contribution  of Ft. Sill assets,  the deconsolidation of Enterworks and the sale of TFE.
(2)  See Note 4 to the  Consolidated  Financial  Statements in Item 8 regarding the  extraordinary  item relating to the concurrent transactions of the Enterworks private placement.
(3)  See Note 7 to the Consolidated Financial Statements in Item 8 regarding long-term debt obligations of the Company.
     Total long-term debt obligations include amounts due under the Senior Credit Facility and Subordinated Notes.
(4)  See Note 11 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
(5)  See Note 8 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     During 2001,  the Company  continued to focus on its commitment to creating
unique,  value  added  solutions,  and  reducing  corporate  indebtedness.   The
following paragraphs illustrate several examples of how.

     The Company's Services Group created ITel Solutions, a joint venture between Telos and L3/Ilex. ITel Solutions was awarded a dual contract to provide systems and software engineering support to CECOM. The award has a potential value of approximately $1.4 billion over 10 years. Under this dual award contract, ITel Solutions will compete for the award of tasks under the contract.

     Telos has also created value added solutions through its wholly-owned subsidiary, Xacta. There has never been a stronger need for reliable and secure communication. Xacta provides solutions to both Government and commercial customers to handle certain of these critical needs. Specifically, Xacta solutions help organizations proactively manage and monitor the security of their network environments in accordance with internationally recognized information security and privacy standards, regulations, guidelines and industry best practices.

     The Company's Products Group continues to better serve its customers with innovative product offerings, and as a result has experienced increased order volume and profitability in 2001. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos' secure wireless networking solutions allow customers to securely access databases from non-networked locations so that they can perform a variety of tasks safely. Telos' secure messaging solution is known as the Automated Message Handling
System ("AMHS") and is a standard within the Department of Defense. The AMHS allows users to securely access, send, search, and profile message traffic.

     The Company made significant strides in reducing corporate indebtedness in 2001. The Company's term facility balance has been reduced by approximately 50% from the 2000 balance due to cash generation from operations. The Company was able to retire one of its Series C Subordinated Notes in 2001 and negotiated extensions of all its Series B and Series C Subordinated Notes and its Senior Redeemable Preferred Stock to May of 2003.

     The Company did not receive its anticipated volume of orders at the end of the federal government year (the federal government fiscal year ends September
30). In addition, the 2002 government budget approval was also delayed by several months. These two issues caused the Company to experience a decline in sales from the fourth quarter of 2001 compared to the fourth quarter of 2000.

     During 2001, the Company experienced increases in revenue and profitability. Revenue increased $25.0 million, or 17.2%, as compared to 2000. Approximately $8.5 million of this increase was attributable to the Company's Products Group, which experienced increased sales from its traditional contracts with the federal government such as the Infrastructure Solutions I ("IS-1") contract, the Realtime Automated Personnel Identification System Contract ("RAPIDS"), and the Company's contracts serving the US Courts ("US Courts"). The increase in sales was also attributable to the pass-through sales from the Company's prime relationship on the Ft. Sill Contract, which resulted in increased sales of $12.0 million. This contract was contributed to TelosOK in July 2000, however, the Company remains as the prime contractor until the contract is successfully novated by the government. The Company anticipates this novation to occur in the first half of 2002. The Xacta Group also experienced an increase in revenue of $4.5 million, mostly due to increased sales of its information security products and solutions. Operating income for 2001 was $2.3 million, as compared to an operating income of $1.2 million in 2000. Profitability increased principally as a result of increased sales volume from all three Groups, coupled with improved profits under the Company's traditional businesses and its information security channel business in its Products Group as well as increased margins in its Xacta subsidiary.

     During 2000, the Company's revenue and profitability decreased as compared to 1999. Revenue decreased $26.1 million, or 15.2%. Approximately $24.3 million of this decrease was attributable to the sale of TFE in 1999. Approximately $11.5 million of this decline is due to the effects of the 2000 deconsolidation of Ft. Sill operations, which presents the pre-transaction results from operations of Ft. Sill in a single line item entitled "Equity in Net Earnings of TelosOK". Operating profit for 2000 was $1.2 million, as compared to an operating profit of $2.2 million in 1999. Operating profitability declined principally as a result of the sale of TFE in 1999 the impact of which was approximately $3.9 million, and the deconsolidation of Ft. Sill of approximately $1.4 million, as well as employee costs related to certain severance agreements resulting in a $1.2 million charge to earnings in fiscal 2000.

     Approximately 97.7% of the Company's total revenues in 2001 were attributable to contracts with the federal government. The Company's revenues are generated from a number of contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has limited long-term fixed price development contracts. The Company's firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The Company's time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2001, revenue by contract type was as follows: time and materials, 41.2%; firm fixed price, 58.3%; other, 0.5%. While the Company has not experienced any significant recent terminations or renegotiations, government contracts may be terminated or renegotiated at any time at the convenience of the government.

Statement of Operations Data

         The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

                                                     Year Ended December 31,
                                                     -----------------------
                                         2001                  2000                 1999
                                         -----------------------------------------------

                                                 (dollar amounts in thousands)
Sales                            $170,261   100.0%    $145,310     100.0%     $171,364   100.0%
Cost of sales                     143,041    84.0      124,028      85.4       151,216    88.2
Selling, general and
   administrative expenses         24,634    14.4       19,796      13.6        17,459    10.2
Goodwill amortization                 250     0.2          312       0.2           489     0.3
                                      ---     ---          ---       ---           ---     ---


Operating income                    2,336     1.4        1,174       0.8         2,200     1.3
Interest expense                   (4,073)   (2.4)      (4,777)     (3.3)       (6,065)   (3.5)
Gain on sale of assets                 --      --           --        --         4,731     2.8
Equity in net losses
  of Enterworks                        --      --           --        --       (18,765)  (11.0)
Equity in earnings of  TelosOK         --      --        2,328       1.6            --      --
Other income                           70      --           98       0.1            67      --
                                    -----     ---        -----      ----         ------    ----

Loss before taxes                  (1,667)   (1.0)      (1,177)     (0.8)      (17,832)  (10.4)
Income tax benefit (provision)        996     0.6         (617)     (0.4)        7,853     4.6
                                      ---     ---         ----      ----         -----     ---

Loss before extraordinary item       (671)   (0.4)      (1,794)     (1.2)       (9,979)   (5.8)
Extraordinary Item                     --      --           --        --         8,015     4.7
                                    -----     ---        -----      ----       -------     ---

Net loss                         $   (671)   (0.4)%   $ (1,794)     (1.2)%    $ (1,964)   (1.1)%
                                 ========    ====     ========      ====      ========    ====




Financial Data by Operating Segment

     The Company has three reportable operating segments: Systems and Support Services, Products, and Xacta. Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

                                              (dollar amounts in thousands)
                                                  Year Ended December 31,
                                                  -----------------------
                                            2001         2000           1999
                                            ----         ----           ----

Revenue:
    Systems and Support Services         $  60,402   $  48,429       $  77,701
    Products                                96,301      87,799          89,261
    Xacta                                   13,558       9,082           4,402
                                            ------      ------          ------

      Total                              $ 170,261   $ 145,310       $ 171,364
                                           =======     =======         =======
Gross Profit:
    Systems and Support Services         $   5,261   $   5,278       $  11,768
    Products                                17,027      13,474           7,169
    Xacta                                    4,932       2,530           1,211
                                            ------       -----           -----

      Total                              $  27,220   $  21,282       $  20,148
                                            ======     =======       =========

Gross Margin:
    Systems and Support Services               8.7%       10.9%           15.1%
    Products                                  17.7%       15.3%            8.0%
    Xacta                                     36.4%       27.9%           27.5%
      Total                                   16.0%       14.6%           11.8%


Results of Operations

     Sales increased $25.0 million or 17.2% to $170.3 million for the year ended December 31, 2001, from $145.3 million for the comparable 2000 period. The increase for the period includes an $8.5 million increase in Products' sales, an increase of $12.0 million in Systems and Support Services sales, and an increase of $4.5 million in Xacta revenue. This increase in the revenue is primarily due to the increases in revenue from the Products Group traditional businesses as well as the pass-through sales contract as mentioned above. These increases were enhanced by increased sales under the Information Security product line of $4.5 million.

     Cost of sales was 84.0% of sales for the year ended December 31, 2001, as compared to 85.4% for the same period in 2000. The reduction in cost of sales as a percentage of sales is primarily attributable to increased profits realized on Products Group traditional contracts, such as IS-1 and US Courts, and from increased profits from sales of the Company's information security product line.

     Gross profit increased $5.9 million in the period to $27.2 million in 2001 from $21.3 million in 2000. The gross margin was 16.0% for the twelve-month period of 2001 as compared to 14.6% for the comparable period of 2000.

     Selling, general, and administrative expense ("SG&A") increased by approximately $4.8 million or 24.4%, to $24.6 million in the year ended December 31, 2001 from $19.8 million in the comparable period of 2000, which is primarily attributable to the Company's increased investment in the product development, sales and marketing effort for Xacta. The increase is also due to an approximately $600,000 one-time write-off of an investment made in an international joint venture, and a $1.8 million reserve recorded against the Enterworks notes receivable held by the Company (See Note 2 to the Financial Statements). SG&A as a percentage of revenues for the twelve-month period ended December 31, 2001 increased to 14.4% from 13.6% compared to the same period in 2000.

     Goodwill   amortization  expense  decreased  $62,000  for  the  comparative year-end periods of 2001 and 2000. The reduction is exclusively due to the goodwill transfer associated with the TelosOK transaction.

     The operating income of the Company increased by $1.1 million to approximately $2.3 million in the year ended December 31, 2001 from an operating income of $1.2 million in the comparable 2000 period. The increase in operating profit is mostly attributable to the increases in gross profit discussed above.

     In order to present the statement of operations in accordance with APF 18, the Company's share of Enterworks, Inc. was presented in one line item "Equity in net losses in Enterworks" due to the deconsolidation of Enterworks on December 30, 1999. (See Note 4 to the consolidated financial statements). In 2000 and 2001, Enterworks continued to recognize losses, accordingly no adjustments to earnings of the Company were made in fiscal 2000 and 2001 related to the Enterworks investment because the balance of the Company's investment in Enterworks was $0.

     In order to present the statement of operations in accordance with APB 18, the revenues and costs of sales for the Ft. Sill operation contributed to TelosOK were presented in one line item "Equity in Net Earnings of TelosOK" for the year ended December 31, 2000 (See Note 3). For 2000, Equity in Net Earnings of TelosOK was approximately $2.3 million. The Company, under APB 18, is unable to recognize its pro rata share of the income generated by TelosOK for 2001, as the Company's capital account for TelosOK is negative.

     Interest expense decreased approximately $700,000 to $4.1 million in 2001 from approximately $4.8 million in the comparable 2000 period. These decreases are primarily due to decreased debt levels and declining interest rates in 2001 compared to 2000.

     The Company recorded an income tax benefit for the year ended December 31, 2001 of $996,000. This tax benefit was principally due to the net loss generated by the Company. The Company's net deferred tax assets totaled $8.3 million at December 31, 2001. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax provision of approximately $600,000 for the year ended December 31, 2000. The provision incurred was a result of the taxable gain generated from proceeds received from the contribution of assets to TelosOK in July 2000 (see Note 3).

Years ended December 31, 2000 and 1999

     Sales decreased $26.1 million or 15.2% to $145.3 million for the year ended December 31, 2000, from $171.4 million for the comparable 1999 period. The decrease includes a $1.5 million decrease in Products' sales and a $29.3 million decrease in Systems and Support Services sales, partially offset by an increase of $4.7 million in Xacta revenue. This decrease in revenue is primarily due to the loss of revenue from the TFE division, which was sold in September 1999. The TFE division generated sales of $24.3 million for the Company prior to being sold. The decline in revenue was also partially attributable to the deconsolidation of Ft. Sill revenue in 2000. These decreases were slightly offset by increased sales under the Company's information security product line of $4.7 million.

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

     Goodwill amortization expense decreased approximately $200,000 for the comparative twelve-month period of 2000 from 1999. This reduction is due to a decrease in the goodwill balance from write-offs associated with the sale of TFE in the third quarter 1999 and the asset transfer from the Ft. Sill transaction in the third quarter of 2000.

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

     In order to present the statement of operations in accordance with APB 18, the revenues, cost of sales, selling general and administrative and interest expenses for Enterworks, Inc. were presented in one line item "Equity in net losses in Enterworks" due to the deconsolidation of Enterworks on December 30, 1999. (See Note 4 to the consolidated financial statements). The equity in net losses in Enterworks for 1999 was $18.8 million. In 2000, Enterworks continued to recognize losses, accordingly no adjustments to earnings of the Company were made in fiscal 2000 related to the Enterworks investment because the balance of the Company's investment in Enterworks was $0.

     In order to present the statement of operations in accordance with APB 18, the revenues and cost of sales for the Ft. Sill and DSTATS businesses contributed to TelosOK presented in one line item "Equity in net earnings of TelosOK" due to the joint venture agreement signed July 27, 2000 (See Note 3). The equity in net earnings of Telos OK was $2.3 million for the year ended December 31, 2000. From the effective date of the joint venture agreement through the end of 2000, the Company's share in the equity of TelosOK was negative. Therefore, the Company's investment balance in TelosOK was $0 at December 31, 2000.

     Interest expense decreased $1.3 million in the year ended December 31, 2000 to $4.8 million compared to $6.1 million in the same 1999 period. This decrease is due to the decreased debt levels in 2000.

     The income tax  provision  was  approximately  $600,000  for the year ended
December 31, 2000. The provision incurred was mostly a result of the taxable gain generated from proceeds received from the contribution of assets to TelosOK in July 2000 which was treated as a partial sale of assets for tax purposes (see
Note 3). The Company's net deferred tax assets total $7.8 million at December 31, 2000. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management's tax strategy contemplates the generation of taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets. The Company recorded an income tax benefit of $7.9 million for the year ended December 31, 1999. The tax benefit was a result of the net operating losses of the Company, partially offset by the gain generated from the sale of TFE.

     On December 30, 1999 the Company entered into a number of concurrent transactions with its noteholders and its Enterworks subsidiary (See Note 4 of Consolidated Financial Statements). The two most noteworthy of these transactions affecting Telos were as follows:

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

Liquidity and Capital Resources

     The Company's capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

     At December 31, 2001, the Company had an outstanding balance of $12.4 million on its $20 million Senior Credit Facility (the "Facility"). The Facility matures on January 15, 2003 and is collateralized by a majority of the Company's assets including inventory, accounts receivable and the Company's stock in its subsidiaries and affiliates. The amount of borrowings fluctuates based on the underlying asset borrowing base. The Facility has various covenants, which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain fixed charge coverage and operating goals. At December 31, 2001, the Company was not in compliance with several covenants contained in the Facility, however, the bank has waived such non-compliance. The bank has amended the covenants to conform to the Company's 2002 budget expectations. The Company is in the process of actively negotiating a replacement for the Facility.

     The  Company's   subordinated   notes  are  held   principally   by  common
shareholders and totaled $8.2 million at December 31, 2001. These notes bear interest at rates between 14% and 17%, with all notes payable on May 23, 2003.

     The Company currently has two primary classes of redeemable preferred stock
- Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At December 31, 2001 the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $54.8 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is due May 23, 2003, subject to the legal availability of funds. Mandatory redemption for the Public Preferred Stock is required from 2005 through 2009, subject to the legal availability of funds.

     Cash provided by operating activities was $13.8 million in 2001, due primarily to improved cash generation from operations, and a decline in the overall accounts receivable balance due to decreases in sales from this year's fourth quarter compared to the prior year's fourth quarter. Cash used in investing activities was $656,000 in 2001, reflecting capital expenditures made by the Company in 2001. The Company used cash for financing activities in the amount of $13.3 million in 2001, reflecting primarily payments made to reduce the balance of the Facility.

     In July 2000, the Company entered into a subscription agreement with certain investors that provided for the formation of an Oklahoma limited liability company named Telos OK, LLC (See Note 3 to the Consolidated Financial Statements). The Company owns 50% of this joint venture and has guaranteed 50% of the outstanding balance of a term loan TelosOK has with a bank. The balance of this loan was $2.4 million at December 31, 2001.

Capital Expenditures

     The Company believes that its business is generally not capital intensive. Capital expenditures for property and equipment were $656,000 in 2001, $1.7 million in 2000 and $1.4 million in 1999. The Company anticipates capital expenditures of approximately $1.3 million in 2002; however, there can be no assurance that this level of capital expenditures will occur.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No.141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No.141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 141 is initially applied in its entirety. The adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operations or cash flows.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement will require the Company to cease amortization of goodwill and goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would "more likely than not" reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and will therefore be applied for the year ending December 31, 2002. As of January 1, 2002, the Company will no longer amortize goodwill to expense, but will instead review goodwill periodically for impairment. The adoption of SFAS 142 is expected to reduce goodwill amortization expense by $250,000 annually. No material changes to the carrying values of goodwill as a result of the adoption of SFAS 142 are expected to be made.

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

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions which in the present period of economic downturn may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company's customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company's debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company's ability to convert contract backlog to revenue, the success of the Company's investment in Enterworks and Xacta and the Company's access to ongoing development, product support and viable channel partner relationships with Enterworks and Xacta.

     While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company's operating results could be adversely impacted. The increase in the Company's total backlog (referenced above) is primarily attributable to the dual award of the U.S. Army CECOM SEC contract to the Company's 50% owned joint venture, ITel Solutions. The Company will be a subcontractor to this joint venture, and estimates that upon the successful award of each competing task order, its total backlog relating to such contract could be up to $700 million. Conversely, failure to be awarded the majority of the competing task orders for such contract would adversely impact the Company.

     It should also be noted that post September 11, 2001, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization. While the Company believes its products and services are well positioned to benefit from such post September 11 demands, the magnitude of such events certainly serves to emphasize how the Company's high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

     In addition, as a high percentage of the Company's revenue is derived from business with the U.S. Government, the Company's operating results could also be adversely impacted should the U.S. Government's annual budget not be approved in a timely fashion.

     The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to so protect its intellectual property. With regard to the Company's wholly owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. Similarly, the intellectual property associated with our wireless division and our automated message handling system division require constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company's ownership of its intellectual property could, therefore, materially and adversely impact the Company.

  Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations.

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate. This rate will escalate 25 basis points every other month from April 1, 2002 until expiration. The weighted average interest rate in 2001 was 9.13%. This facility expires on January 15, 2003 and has an outstanding balance of $12.4 million at December 31, 2001.

     The Company's other long-term debt at December 31, 2001 consists of Senior Subordinated Notes B and C which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes principal balance at December 31, 2001 is $8.2 million, and this principal amount matures on May 23, 2003. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

  Item 8.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

  Report of Independent Accountants ..........................................16

  Consolidated Statements of Operations for the Years Ended
   December 31, 2001, December 31, 2000, and December 31, 1999................17

  Consolidated Balance Sheets as of December 31, 2001 and
   December 31, 2000.......................................................18-19

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, December 31, 2000, and December 31, 1999............20-21

  Consolidated Statements of Changes In Stockholders' Investment (Deficit)
    for the Years Ended December 31, 2001, December 31, 2000,
    and December 31, 1999.....................................................22

  Notes to Consolidated Financial Statements...............................23-45

                               INDEX TO SCHEDULES

  All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        Report of Independent Accountants


  To the Board of Directors and Stockholders of Telos Corporation:


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' investment (deficit) present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries ("the Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 7, the Company's Senior Revolving Credit Facility expires on January 15, 2003. The Company is in the process of actively negotiating a replacement of the Senior Revolving Credit Facility.



  /s/ PRICEWATERHOUSECOOPERS LLP


  McLean, VA
  April 2, 2002, except for Note 7, as to which the date is April 4, 2002

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (amounts in thousands)


                                                   Year Ended December 31,
                                                   -----------------------

                                                2001        2000        1999
                                                ----        ----        ----

Sales
    Systems and Support Services              $60,402  $   48,429    $  77,701
    Products                                   96,301      87,799       89,261
    Xacta                                      13,558       9,082        4,402
                                               ------      ------       ------


                                              170,261     145,310      171,364
                                              -------     -------      -------
Costs and expenses
    Cost of Systems and
      Support Services                         55,141      43,151       65,933
    Cost of Products                           79,274      74,325       82,092
    Cost of Xacta                               8,626       6,552        3,191
    Selling, general and administrative
    expenses                                   24,634      19,796       17,459
    Goodwill amortization                         250         312          489
                                               ------      ------      -------
                                              167,925     144,136      169,164
                                              -------     -------      -------

Operating income                                2,336       1,174        2,200

Other income (expenses)
    Non-operating income                           70          98           67
    Gain on sale of assets                         --          --        4,731
    Equity in net losses of Enterworks             --          --      (18,765)
    Equity in earnings of TelosOK                  --       2,328           --
    Interest expense                           (4,073)     (4,777)      (6,065)
                                               -------     -------     --------

Loss before income taxes                       (1,667)     (1,177)     (17,832)
Benefit(provision) for income taxes               996        (617)       7,853
                                                -----      ------       ------
Loss before extraordinary item                   (671)     (1,794)      (9,979)
Gain from early debt retirement and
   sale of stock (net of income tax
      provision of $5,322)                         --          --        8,015
                                                -----      ------      -------

Net loss                                      $  (671)   $ (1,794)     $(1,964)
                                              ========   =========     ========













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                     ASSETS


                                                              December 31,
                                                              ------------

                                                           2001          2000
                                                           ----          ----

Current assets
    Cash and cash equivalents
      (includes restricted cash of $54 at December
      31, 2001 and 2000)                                 $   115      $   286
    Accounts receivable, net                              26,353       45,682
    Inventories, net                                       4,227        7,045
    Deferred income taxes                                  3,146        3,256
    Other current assets                                     540          404
                                                             ---       ------

      Total current assets                                34,381       56,673
                                                          ------       ------

Property and equipment
    Furniture and equipment                                7,835        7,201
    Leasehold improvements                                   389          675
    Property and equipment
      under capital leases                                13,774       13,774
                                                          ------       ------
                                                          21,998       21,650
Accumulated depreciation
      and amortization                                   (10,628)      (9,331)
                                                         --------      -------

                                                          11,370       12,319
                                                          ------       ------

Goodwill, net                                              2,499        2,749
Investment in  TelosOK                                        --           --
Deferred income taxes                                      5,143        4,603
Other assets                                                 168          746
                                                          ------       ------

                                                         $53,561      $77,090
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

                       TELOS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

              LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,
                     AND STOCKHOLDERS' INVESTMENT (DEFICIT)

                                                             December 31,
                                                       ---------------------
                                                         2001          2000
                                                         ----          ----

Current liabilities
   Accounts payable                                     $10,603      $19,049
   Accrued compensation and benefits                      6,948        7,178
   Unearned warranty revenue                              8,710        8,609
   Current portion, capital lease obligations               337          344
   Senior subordinated notes                                 --        1,151
   Other current liabilities                              1,057        2,094
                                                          -----       ------

    Total current liabilities                            27,655       38,425

Senior credit facility                                   12,387       25,460
Senior subordinated notes                                 8,179        7,386
Capital lease obligations                                10,722       11,030
                                                         ------       ------
    Total liabilities                                    58,943       82,301
                                                         ------       ------


Commitments and contingencies (Note 11)

Senior mandatorily redeemable preferred stock             6,903        6,480
Mandatorily redeemable exchangeable
  preferred stock                                        47,876       42,352
                                                         ------       ------
                                                         54,779       48,832
                                                         ------       ------
Stockholders' investment
   Class A common stock, no par value, 50,000,000
     shares authorized, 21,171,202 shares issued and
     outstanding, respectively                               65           65
   Class B common stock, no par value, 50,000,000
     shares authorized, 4,037,628 shares issued
       and outstanding                                       13           13
   Capital in excess of par                                  --        2,718
   Accumulated deficit                                  (60,239)     (56,839)
                                                        --------     --------

   Total stockholders' investment (deficit)             (60,161)     (54,043)
                                                        --------     --------

                                                        $53,561      $77,090
                                                        =======      =======
















        The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                               2001         2000         1999
                                                               ----         ----         ----
Operating activities:
    Net loss                                                  $(671)     $(1,794)     $(1,964)
    Adjustments to reconcile net loss
      to cash provided by (used in) operating activities:
      Depreciation and amortization                           1,821        1,706        4,133
      Goodwill amortization                                     250          312          489
      Amortization of debt issuance costs                        --          182          243
      Accretion of subordinated notes                            --           --          412
      Provision for inventory obsolescence                      514           50          600
      Provision for doubtful accounts receivable                 --        1,213          400
      Gain on sale of assets                                     --           --       (4,731)
      Gain on sale of fixed assets                               --           --          (80)
      Gain on sale of Enterworks stock and note conversion       --           --       (8,015)
      Write off of debt issuance costs                           --           --           72
      Incentive bonus accrual                                   320           --        1,500
      Reserve for termination agreements                         --        1,186           --
      Write off of international joint venture                  654           --           --
      Deferred income tax benefit                              (430)        (127)      (8,159)
      Changes in assets and liabilities
         Decrease (increase) in accounts receivable          19,329      (21,208)      20,141
         Decrease (increase) in inventories                   2,082       (2,481)       2,494
         Decrease (increase) in other assets                    294         (805)        (116)
         (Decrease) increase in accounts payable
         and other liabilities                              (10,402)       7,045        3,762
                                                            --------       -----       ------

        Cash provided by (used in) operating activities      13,761      (14,721)      11,181
                                                             ------      --------      ------

Investing activities:
    Proceeds from contribution of assets                         --        6,000           --
    Proceeds from sale of assets                                 --           --       10,000
    Proceeds from sale of fixed assets                           --           --          221
    Proceeds from sale of Enterworks stock                       --           --        5,000
    Payment of offering costs                                    --           --         (303)
    Purchase of property and equipment                         (656)      (1,691)      (1,389)
    Investment in other assets                                   --           --         (800)
                                                              -----         ----       -------

        Cash (used in) provided by investing activities        (656)       4,309       12,729
                                                               ----        -----       ------

Financing activities:
    (Payments of)proceeds from Senior Credit Facility       (13,073)       8,952      (19,651)
     Repayment of Series C Subordinated Note                   (358)          --           --
    Increase (decrease) in book overdrafts                      470        1,789       (3,998)
    Proceeds from issuance of common stock upon
     exercise of Company stock options                           --           --            3
    Payments under capital lease obligations                   (315)        (358)        (357)
                                                             -------      -------      -------
        Cash (used in) provided by financing activities     (13,276)      10,383      (24,003)
                                                             -------      ------      --------

    Decrease in cash and cash equivalents                      (171)         (29)         (93)
    Cash and cash equivalents at beginning of the year          286          315          408
                                                             ------       ------      -------

        Cash and cash equivalents at end of year            $   115       $  286      $   315
                                                             ======       ======       ======


                                                        Year Ended December 31,
                                                        -----------------------
                                                         2001     2000     1999
                                                         ----     ----     ----

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                            $2,605   $3,396   $5,409
                                                        ======    =====    =====
    Income taxes                                          $522   $  529   $  272
                                                          ====    =====    =====


                       TELOS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                         Year Ended December 31,
                                                         -----------------------
                                                        2001      2000      1999
                                                        ----      ----      ----

Supplemental schedule of non-cash investing activities:
  Equity in Enterworks issuance of common stock warrants --        --        100
  Contribution of Enterworks common stock                --        --        211
  Forgiveness of Enterworks payable                      --        --     20,445
  Exchange of Enterworks stock for forgiveness of
    Enterworks payable                                   --        --      4,000
  Equity in Enterworks conversion of subordinated
    notes                                                --        --      1,140
  Reduction of investment in Enterworks                  --        --     27,386


























              The accompanying notes are an integral part of these
                       consolidated financial statements.



                       TELOS CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT (DEFICIT)
                             (amounts in thousands)

                                                                                                 Total
                                            Class A      Class B     Capital                  Stockholders'
                                            Common       Common     In Excess    Accumulated   Investment
                                             Stock        Stock     of Par        Deficit       (Deficit)
                                            ----------   -------  ---------      ----------   -------------


Balance December 31, 1998                   $ 65        $ 13        $ 2,116     $(48,115)       $(45,921)

Senior redeemable preferred
 stock dividend                               --          --           (423)          --            (423)
Redeemable preferred stock dividend           --          --         (1,693)      (2,130)         (3,823)
Redeemable preferred stock accretion          --          --             --       (1,424)         (1,424)
Equity in Enterworks conversion of
  subordinated notes                          --          --             --        1,140           1,140
Issuance of common stock upon exercise
  of Company stock options                    --          --             --            3               3
Non-cash stock-based compensation             --          --             --           12              12
Deconsolidation of Enterworks accounts        --          --             --       27,197          27,197
Reduction of investment in Enterworks         --          --             --      (27,388)        (27,388)
Net loss for the year                         --          --             --       (1,964)         (1,964)
                                            ----        ----         ------     ---------       ---------

Balance December 31, 1999                   $ 65        $ 13        $    --     $(52,669)       $(52,591)
                                            ----        ----        -------     ---------       ---------


Senior redeemable preferred
 stock dividend                               --          --           (424)          --            (424)
Deconsolidation of accounts                   --          --             --          517             517
Redeemable preferred stock dividend           --          --         (1,700)      (2,123)         (3,823)
Redeemable preferred stock accretion          --          --         (  785)      (  770)         (1,555)
Contribution of assets to TelosOK             --          --          5,627           --           5,627
Net loss for the year                         --          --             --       (1,794)         (1,794)
                                             ---         ---         ------     ---------       ---------

Balance December 31, 2000                   $ 65        $ 13        $ 2,718     $(56,839)       $(54,043)
                                            ----        ----        -------     ---------       ---------

Senior redeemable preferred
 stock dividend                               --          --           (423)          --            (423)
Redeemable preferred stock dividend           --          --         (2,295)      (1,527)         (3,822)
Redeemable preferred stock accretion          --          --             --       (1,702)         (1,702)
Contribution of assets to TelosOK             --          --             --          500             500
Net loss for the year                         --          --             --         (671)           (671)
                                            ----        ----          -----      --------        --------

Balance December 31, 2001                   $ 65        $ 13        $    --     $(60,239)       $(60,161)
                                            ====         ===          =====     =========       =========


















        The accompanying notes are an integral part of these consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 1.   Summary of Significant Accounting Policies

  Business and Organization

     Founded in 1968, Telos Corporation ("Telos" or the "Company") delivers enterprise security and integration solutions and services to customers in the
U. S. Government and industry. During 2001, America and Telos' largest customer, the U.S. Government, changed forever in terms of their need for an increase in reliable and secure information and communication. Telos solutions address critical needs in the areas of secure wireless networking, secure messaging, secure local area networks ("LAN") data integration and enterprise risk management.

     Since 1996, Telos has identified and sold a number of business units that were not a part of its strategic direction. These businesses were: Telos Consulting Services, Telos Information Systems, and Telos Field Engineering. In 1999, Enterworks was separately funded and deconsolidated from Telos. Telos now owns 23.1% of Enterworks. In 2000, Telos contributed the net assets of its Ft. Sill operation to a new joint venture with outside investors, resulting in a 50% ownership in TelosOK. These dispositions and ventures, as well as operating cash flows, have enabled Telos to reduce corporate indebtedness from a high of $56.9 million in 1997 to $20.6 million in 2001.

     During 2001, the Company provided its business solutions through three operating segments: Systems and Support Services Group, the Products Group, and its Xacta subsidiary.


  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries, Telos Corporation (California), ubIQuity.com, Inc., Telos International Corporation, Xacta Corporation, Telos.com, inc., and Telos Delaware, Inc. The accounts of the Company's investment in Enterworks, Inc. ("Enterworks") have been deconsolidated as of December 30, 1999, and therefore have been removed from the consolidated balance sheet and statement of changes in stockholders equity. The Company also has a 50% interest in TelosOK, LLC, ("TelosOK") which is accounted for under the equity method of accounting. Significant intercompany transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company's consolidated financial statements include contract percentage-of-completion methodology, allowance for doubtful accounts receivable, allowance for inventory obsolescence, valuation of goodwill, the valuation allowance for deferred tax assets, employee benefits and estimated useful lives of goodwill, property and equipment and other noncurrent assets, including software development costs. Actual results could differ from those estimates.

  Revenue Recognition

     The majority of the Company's sales are made directly or indirectly to the federal government. A substantial portion of the Company's revenues is derived from time and materials contracts, under which revenue is recognized as services are performed and costs are incurred. Revenue from fixed price services contracts is generally recognized over the contract term using the percentage of completion method. The Company generally recognizes product revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized as such services are performed. The Company records loss provisions for its contracts, if required, at the time such losses are identified.

     The Company adopted the provisions of Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") during the year ended December 31, 2000. The adoption of SAB 101 did not have a material effect on the Company's results from operations.

     Revenue from the licensing of software is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP")97-2 and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". Revenue generated from software subscription contracts is recognized ratably over the subscription period.

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

  Inventories

     Inventories  are  stated  at the  lower of cost or  market,  where  cost is determined primarily on the first-in, first-out method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $794,000 and $613,000 at December 31, 2001 and 2000, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

     At December 31, 2001 and 2000, the Company's allowance for product inventory was $884,000 and $1,777,000, respectively. The components of the allowance for inventory obsolescence are set forth below (in thousands):

                                             Additions
                              Balance,       Charge to                  Balance,
                              Beginning      Costs and                     End
                              of Year        Expense     Deductions(1)  Of Year
                              -------        -------     -------------  -------

Year ended December 31, 2001  $ 1,777       $   514      $ (1,407)     $   884
Year Ended December 31, 2000  $ 1,992       $    50      $   (265)     $ 1,777
Year Ended December 31, 1999  $ 3,074       $   600      $ (1,682)     $ 1,992

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

     Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $1,598,000, $1,541,000 and $2,314,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement will require the Company to cease amortization of goodwill and goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would "more likely than not" reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and will therefore be applied for the year ending December 31, 2002. As of January 1, 2002, the Company will no longer amortize goodwill to expense, but will instead review goodwill periodically for impairment. The adoption of SFAS 142 is expected to reduce goodwill amortization expense by $250,000 annually. No material changes to the carrying values of goodwill as a result of the adoption of SFAS 142 are expected to be made.

     Accumulated amortization of goodwill at December 31, 2001 and 2000 was $10,006,000 and $9,756,000 respectively.

  Other Assets

     Until the deconsolidation of Enterworks on December 30, 1999 (Note 4), other noncurrent assets consisted principally of capitalized software development costs and debt issuance costs. The balance as of December 31, 2001 consists mostly of refundable deposits.

     There were no unamortized software and product costs at December 31, 2001 and 2000. Amortization expense associated with prior years' capitalized software and product costs was $0, $0 and $1,646,000, in 2001, 2000 and 1999, respectively.

     Debt issuance costs are amortized over the term of the underlying financial instrument, which amortization method does not differ significantly from the effective interest method. Due to the retirement of $7.6 million of Series B, C and D subordinated notes in December 1999 (Note 7), $72,000 in debt issue costs were written off in 1999.

     Since 1997, one of the Company's wholly owned subsidiaries, Telos International Corporation ("TIC"), has been a 50% owner of a joint venture between TIC and Filinvest Capital, Inc., a Philippine company. The Company accounted for this joint venture under the equity method of accounting as prescribed by APB No. 18. The investment in this joint venture was included in the other asset balance prior to 2001. In the second quarter of 2001, the Company became uncertain as to whether operations under the joint venture would continue as a going concern. Therefore, the Company determined that its investment in Telos International-Filinvest, Inc. was impaired, and reduced its investment balance in the joint venture to zero. The amount of the write-off totaled $654,000, and is included in the Selling, General and Administrative caption in the statement of operations for the year ended December 31, 2001.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Accounting for Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation cost is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the exercise price of the option granted.
Compensation cost for stock options, if any, is recognized over the vesting period. The Company has provided additional pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 9).

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

  Research and Development

     The Company charges all research and development costs to expense as incurred, until, as in the case of software, technological feasibility is reached after which time such costs are capitalized. During 2001, 2000 and 1999, the Company incurred approximately $925,000, $200,000, and $7.2 million in research and development costs, respectively.

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

  Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the current period presentation.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement shall be accounted for using the purchase method of accounting. The provisions of SFAS No.141 apply to all business combinations initiated after June 30, 2001, and business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Certain transition provisions of SFAS No.141 apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method, as of the date SFAS No. 141 is initially applied in its entirety. The adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operations or cash flows.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement will require the Company to cease amortization of goodwill and goodwill will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment on an interim basis if an event occurs or circumstances change that would "more likely than not" reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and will therefore be applied for the year ending December 31, 2002. As of January 1, 2002, the Company will no longer amortize goodwill to expense, but will instead review goodwill periodically for impairment. The adoption of SFAS 142 is expected to reduce goodwill amortization expense by $250,000 annually. No material changes to the carrying values of goodwill as a result of the adoption of SFAS 142 are expected to be made.

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

Note 2. Investment in Enterworks

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the second quarter of 2001, the Company and Enterworks entered into an agreement whereby the Company, as a participant in an additional round of financing for Enterworks, committed an additional $800,000 which represented the estimate of amounts owed to the Company for the period May through December 2001 for rent and services performed by the Company under a service agreement. In return, the Company received a $300,000 Demand 10% Convertible Promissory Note from Enterworks, as well as a warrant to purchase 750,000 of underlying shares of Enterworks common stock. The warrants to purchase the shares of Enterworks common stock have an exercise price of $0.01 per share and an exercise period of five years.

     During the third and fourth quarters of 2001, the Company received five separate Demand 10% Convertible Promissory Notes from Enterworks totaling $500,000, as well as warrants to purchase 1,250,000 of underlying shares of Enterworks common stock. The warrants to purchase the shares of Enterworks common stock have an exercise price of $0.01 per share and an exercise period of five years.

     During 2001, the Company's ownership interest in Enterworks fell below 20% and accordingly, the Telos designated voting representation on the Enterworks Board was relinquished. However, due to the receipt of the warrants mentioned above, at December 31, 2001 the Company's ownership interest became 23.1%, and therefore the Company now accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18. Under this method, and in accordance with EITF 98-13 "Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee", the Company reduced the carrying amounts of the Notes to $-0- at December 31, 2001, as the Company's share of the Enterworks losses exceeded the carrying value of the Notes.

Note 3.  Contribution of Assets

     On July 27, 2000, the Company entered into a subscription agreement with certain investors ("Investors"), which provided for the formation of an Oklahoma Limited Liability Company named Telos OK, LLC ("TelosOK"). The Company contributed all of the assets of its Digital Systems Test and Training
Simulators ("DSTATS") business as well as its Government Contract with the Department of the Army at Ft. Sill (hereafter referred to as the Company's Ft. Sill operation) to TelosOK. The net assets contributed by the Company totaled $373,000. The Investors contributed $3.0 million in cash to TelosOK, and at closing TelosOK borrowed $4.0 million cash from a bank. The Company and the Investors have each jointly and severally guaranteed the loan of TelosOK. The Company has guaranteed 50% of the outstanding loan balance and the Investors have guaranteed 25% of the outstanding loan balance. This loan has an outstanding balance of approximately $2.4 million at December 31, 2001. In addition, TelosOK entered into a $500,000 senior credit facility with the same bank, which was subsequently increased to $750,000 on September 30, 2001, with an expiration date of July 1, 2002. Borrowings under the facility, if any, will be collateralized by certain assets of TelosOK (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each of the current $750,000 when and if drawn.

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As provided for in the operating agreement, one of the Investors, Bill W. Burgess, serves as Chairman of the Board and John R. Braught serves as Secretary, and David Aldrich, President and CEO of the Company, and Thomas Ferrara, Treasurer and CFO of the Company, serves in those same capacities for TelosOK. The Company has entered into a corporate services agreement with TelosOK whereby the Company has contracted to provide certain administrative support functions to TelosOK, including but not limited to finance and accounting and human resources, in consideration for a monthly cash payment.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As indicated above, the Company owns 50% of TelosOK, sharing control over TelosOK, and accordingly has changed its method of accounting for the contributed assets from the consolidation method to the equity method. Pursuant to this change, the revenues, costs and expenses from the Ft. Sill operation have been excluded from their respective captions in the Company's Consolidated Statement of Operations, and the net earnings from the operation have been reported separately as "Equity in Net Earnings of TelosOK" for the year ended December 31, 2000. The results of operations of the Ft. Sill operation included in the "Equity in Net Earnings of TelosOK" caption are comprised of the following:

                                           (in thousands)
                                         December 31, 2000

                                            Year ended
                                           ------------

                      Sales                   $13,339
                      Cost of Sales           (11,011)
                                             --------

                      Gross profit            $ 2,328
                                              =======

     From July 27, 2000 through December 31, 2001, the Company was unable to recognize its pro rata share of the income generated from TelosOK because the Company's share of TelosOK 's capital accounts was negative. Accordingly, under the equity method of accounting as prescribed by Accounting Principles Board Opinion 18, the Company's carrying value in TelosOK is $0 at December 31, 2001.

Note 4.  Deconsolidation of Enterworks, Inc. Subsidiary

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of the reduction of the Company's ownership percentage in Enterworks, in 2000 the Company has changed its method of accounting for its Enterworks subsidiary from the consolidation method to the equity method. Pursuant to this change the revenues, costs and expenses of Enterworks have been excluded from their respective captions in the Company's consolidated statement of operations, and the Company's interest in the losses of Enterworks have been reported separately as "Equity in Net Losses of Enterworks." Additionally, the assets, liabilities, and equity of Enterworks will be excluded from their respective consolidated balance sheet captions and the Company will establish an "Investment in Enterworks" account in accordance with APB 18. The recognition of this net loss by the Company reduced the carrying value of its investment in Enterworks to $0 in 1999. Enterworks continued to recognize losses during fiscal 2000, and in accordance with APB18 the Company has not recognized these losses.

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
                                                           ========

     Enterworks has completed rounds of private financing in 2000 and 2001 which have further diluted the Company's interest in Enterworks. At December 31, 2001, the Company owns 17,153,059 shares of Enterwork's common stock and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 23.1%.

     At December 31, 2001, the Company accounts for this investment under the equity method as prescribed by APB Opinon 18.

Note 5.  Sale of Assets

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Revenue and Accounts Receivable

     Revenue resulting from contracts and subcontracts with federal, state, and local governments accounted for 97.7%, 96.2%, and 94.1% of consolidated revenue in 2001, 2000 and 1999, respectively. As the Company's primary customer is the federal government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses.

       The components of accounts receivable are as follows (in thousands):

                                                        December 31,
                                                 ---------------------------
                                                    2001               2000
                                                    ----               ----

    Billed accounts receivable                    $20,953             $39,486
                                                  -------              ------

    Amounts currently billable and other            6,695               8,031
                                                    -----               -----

    Total unbilled accounts receivable              6,695               8,031
                                                    -----               -----

    Allowance for doubtful accounts                (1,295)             (1,835)
                                                   -------             -------
                                                  $26,353             $45,682
                                                  =======              ======

         The components of the allowance for doubtful accounts are set forth below (in thousands):
                                Balance     Additions Charged
                                Beginning   to Costs and               Balance
                                Of Year     Expenses   Deductions(1) End of Year
                                -------     --------   ------------  -----------

  Year ended December 31, 2001   $1,835     $    7      $ (547)         $1,295
  Year ended December 31, 2000      830      1,381        (376)          1,835
  Year ended December 31, 1999      739        400        (309)            830

1. Accounts receivable written-off or reserve reversals.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Debt Obligations

  Senior Revolving Credit Facility

     At December 31, 2001, the Company has a $20 million Senior Revolving Credit Facility (the "Facility") with a bank which expires on January 15, 2003 and has an outstanding balance of $12.4 million. Borrowings under the facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and the Company's stock in its subsidiaries and affiliates. The amount of the available borrowings fluctuates based on the underlying asset borrowing base. The facility requires payment of a 0.375% fee of the unused portion of the Facility. The Facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate, which was 6.5% at December 31, 2001. The interest rate will escalate 25 basis points every other month beginning April 1, 2002 until maturity. The weighted average interest rate on the outstanding borrowings under the Facility was 9.13% for 2001 compared with 10.07% for 2000.

     The Facility has various covenants which may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain fixed charge coverage and operating goals. At December 31, 2001, the Company was not in compliance with several covenants contained in the Facility, however, the bank has waived such non-compliance. The bank has amended the covenants to conform to the Company's 2002 budget expectations. The Company is in the process of actively negotiating a replacement for the Facility.

     The carrying value of the Facility at December 31, 2001 and 2000 approximates fair value.

  Senior Subordinated Notes

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. The notes mature on May 23, 2003, and have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded after the occurrence of a triggering event. At December 31, 2001, the prepayment premium that would be due upon a triggering event is $10.3 million.

     In April 2001, the Company retired one of its series C subordinated notes with a principal amount of $358,000.

     In conjunction with the Enterworks private placement offering (See Note 4), the Company retired approximately $1.0 million of Series B Notes, $4.8 million of Series C Notes, and $1.8 million of Series D Notes in exchange for shares of Enterworks' common stock owned by the Company at an exchange ratio of one share of Enterworks' common stock for each $1.00 principal amount of notes payable. In addition to the retirement of these notes, accrued interest of approximately $300,000 was forgiven and the holders of these notes waived their rights to the prepayment premium associated with these notes.

     The balances of the Series B Notes were $5.5 million at December 31, 2001 and 2000. The balances of the Series C Notes were $2.6 million and $3.0 million, respectively, at December 31, 2001 and 2000.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which were classified as Series D. The Series D Notes totaled $1.8 million and were unsecured. In connection with the debt, the Company issued two warrants to purchase a total of 1,500,000 shares of the Company's Class A Common Stock. As previously discussed, the Warrants had an exercise price of $.01 and an exercise period of 22 months and expired on October 1, 2000. The Series D Notes were retired in conjunction with the Enterworks private placement (Note 4) of 1999.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Redeemable Preferred Stock

  Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 each carry a cumulative dividend rate of 14.125% per annum of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on May 23, 2003, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At December 31, 2001 and 2000 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $3,903,000 and $3,480,000, respectively, and have been accrued and are included in the Series A-1 and A-2 redeemable preferred stock balances.

  12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Mandatorily Redeemable Preferred Stock, par value $.01 per share, has been authorized for issuance.

     The Company initially issued 2,858,723 shares of 12% Cumulative Exchangeable Mandatorily Redeemable Preferred Stock (the "Public Preferred Stock") pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 2001 and 2000 was $1,701,000 and $1,555,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders.

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

     The Public Preferred Stock accrues a semi-annual dividend at an annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Following November 21, 1995, dividends are only payable in cash. Dividends in additional shares of the Preferred Stock are paid at the rate of 6% of a share of the Preferred Stock for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $26,323,000.

     Based upon the Company's interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law, the Company has not declared or paid dividends on its public preferred stock since 1991.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Stockholders' Investment and Employee Benefit Plans

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

  Stock Warrants

     In 1994, Toxford Corporation deposited $3 million with the Company's bank to provide the Company with increased borrowing capability under its Facility
(see Note 7). In exchange, Toxford Corporation was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Toxford Corporation warrants to acquire 7,228,916 shares of the Company's Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company's common stock at the issuance date. In November 1998, 840,000 of these warrants were transferred to certain other shareholders of the Company. The warrant is fully exercisable and has a term of ten years from the date of issue.

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

                                                Stock Option Activity
                                   ---------------------------------------------
                                   Numbers of Shares            Weighted Average
                                       (000's)                   Exercise Price
                                   ---------------------------------------------

  Outstanding at December 31, 1998         1,940                        $1.27

    Granted                                  418                         1.35
    Exercised                                 --                           --
    Canceled                                (640)                        1.12
                                           ------                        ----

  Outstanding at December 31, 1999         1,718                        $1.22
                                           -----                         ----

    Granted                                  632                         1.37
    Exercised                                 --                           --
    Canceled                                (328)                        1.42
                                           -----                         ----
  Outstanding at December 31, 2000         2,022                        $1.23
                                           -----                         ----

    Granted                                   --                           --
    Exercised                                 --                           --
    Canceled                                (377)                        1.19
                                           ------                        ----
  Outstanding at December 31, 2001         1,645                        $1.24
                                           -----                        -----

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                               Stock Option Activity
                                      ------------------------------------------
                                   Number of Shares             Weighted Average
                                        (000's)                  Exercise Price
                                  ----------------------------------------------

  Outstanding at December 31, 1998              1,354               $0.75

    Granted                                        --                  --
    Exercised                                      --                  --
    Canceled                                     (103)               1.01
                                                 -----               ----
  Outstanding at December 31, 1999              1,251               $0.72
                                                -----               -----

    Granted                                        --                  --
    Exercised                                      --                  --
    Canceled                                     (168)               1.01
                                                 -----               ----
  Outstanding at December 31, 2000              1,083               $0.68
                                                -----                ----
    Granted                                        --                  --
    Exercised                                      --                  --
    Canceled                                      (60)               1.01
                                                 -----               ----
  Outstanding at December 31, 2001              1,023               $0.66
                                                -----               -----

     Mr. Wood has the option to cancel the 1993 stock options discussed above and receive an equal number of options under the 1996 plan at an exercise price of $0.95 per share. Additionally, the effect on the 1996 stock option plan as of December 31, 2001 would be to increase the number of shares outstanding to 4,725,690 with a weighted average exercise price of $1.01 per share.

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

                                                Stock Option Activity
                                 -----------------------------------------------
                                   Number of Shares             Weighted Average
                                       (000's)                   Exercise Price
                                  ----------------------------------------------

  Outstanding at December 31, 1998        5,555                     $0.99

    Granted                                 353                      1.35
    Exercised                                (3)                     0.95
    Canceled                               (901)                     1.01
                                          ------                     ----
  Outstanding at December 31, 1999        5,004                     $1.01
                                          -----                      ----

    Granted                                 148                      1.35
    Exercised                                --                        --
    Canceled                               (666)                     1.03
                                           -----                     ----
  Outstanding at December 31, 2000        4,486                     $1.02
                                          -----                      ----

    Granted                                 150                      1.07
    Exercised                                --                        --
    Canceled                               (611)                     1.04
                                           -----                     ----
  Outstanding at December 31, 2001        4,025                     $1.02
                                          -----                     -----

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                             Stock Option Activity
                                             ---------------------
                                  Number of Shares             Weighted Average
                                       (000's)                  Exercise Price
                                 -----------------------------------------------

  Outstanding at December 31, 1999           --                       --

    Granted                               1,826                    $3.85
    Exercised                                --                       --
    Canceled                                (88)                    3.85
                                            ----                    ----
  Outstanding at December 31, 2000        1,738                    $3.85
                                          -----                     ----

    Granted                                 811                     3.85
    Exercised                                --                       --
    Canceled                               (360)                    3.85
                                           ----                     ----
  Outstanding at December 31, 2001        2,189                    $3.85
                                          -----                    -----

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

                                              Stock Option Activity
                                -----------------------------------------------
                                   Number of Shares             Weighted Average
                                        (000's)                  Exercise Price
                                -----------------------------------------------

  Outstanding at December 31, 1999          --                      --

    Granted                              1,287                   $0.75
    Exercised                               --                      --
    Canceled                               (79)                   0.75
                                           ---                    ----
  Outstanding at December 31, 2000       1,208                   $0.75
                                         -----                   -----

    Granted                                930                    0.75
    Exercised                               --                      --
    Canceled                              (291)                   0.75
                                          ----                    ----
  Outstanding at December 31, 2001       1,847                   $0.75
                                         -----                   -----

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                        Options Outstanding                         Options Exercisable

                                                            Weighted
                                                            Average       Weighted                     Weighted
                            Range of        Number         Remaining       Average        Number        Average
                            Exercise      Outstanding      Contractual     Exercise     Exercisable     Exercise
                             Prices         (000's)       Life in Years     Price         (000's)        Price
                             ------         -------       -------------     -----         -------        -----
  1990 Stock                 $1.07             704          6.4 years       $1.07            563         $1.07
  Option Plan                $1.35             326          8.3 years       $1.35            195         $1.35
                             $1.37             607          7.7 years       $1.37            589         $1.37
                             $1.40               8          6.7 years       $1.07              7         $1.07
                             -----             ---          ---------       -----            ---         -----

                        $1.07 - $1.40        1,645          7.5 years       $1.24          1,354         $1.24
                        =============        =====          =========        ====          =====         =====

  1993 Stock
  Option Plan                $0.50             700          2.0 years       $0.50            700         $0.50
                             $1.01             323          5.1 years       $1.01            323         $1.01
                             -----             ---          ---------       -----            ---         -----
                         $0.50 -$1.01        1,023          3.0 years       $0.66          1,023         $0.66
                         ============        =====          =========       =====          =====         =====

  1996 Stock
  Option Plan                $0.95           2,366          4.4 years       $0.95          1,304         $0.95
                             $0.97              54          4.6 years       $0.97             54         $0.97
                             $1.01             424          5.2 years       $1.01            340         $1.01
                             $1.07             776          7.9 years       $1.07            451         $1.07
                             $1.35             335          7.9 years       $1.35            204         $1.35
                             $1.40              70          6.7 years       $1.40             67         $1.40
                             -----            ----          ---------       -----           ----         -----
                         $0.95 - $1.40       4,025          4.7 years       $1.02          2,420         $1.03
                         =============       =====          =========       =====          =====         =====

 2000 Telos Delaware
    Option Plan              $3.85           2,189          8.9 years       $3.85            444        $ 3.85
                             =====           =====          =========       =====            ===        ======

  2000 Xacta
  Option Plan                $0.75           1,847          8.9 years       $0.75            308        $ 0.75
                             =====           =====          =========       =====            ===        ======

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted-average fair value of options granted under the 1990 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Stock Option Plan, the 2000 Telos Delaware Stock Option Plan, and the 2000 Xacta Stock Option Plan was $0, $0, $0.30, $0.50, and $0.10, respectively, in 2001 and $0.16, $0, $0.31, $0.69, and $0.14, respectively, in 2000. Had the Company determined compensation cost consistent with SFAS No. 123 methodology, net loss would have been $(1,259,000), $(2,091,000), and ($2,743,000) in 2001, 2000, and 1999, respectively.
Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

                                                 1990 Stock                    1993 Stock
                                                Option Plan                    Option Plan
                                                -----------                    -----------


                                        2001      2000       1999        2001      2000      1999
                                        ----      ----       ----        ----      ----      ----
  Expected dividend yield               0.0%       0.0%       0.0%       0.0%       0.0%     0.0%
  Expected stock price volatility       0.0%       0.0%       0.0%       0.0%       0.0%     0.0%
  Risk free interest rate                --        5.91%      5.82%       --         --       --
  Expected life of options               --        2.09yrs    4.0yrs      --         --       --

                                             1996 Stock                       2000 Telos Delaware
                                             Option Plan                        Stock Option Plan
                                             -----------                        -----------------


                                        2001      2000       1999        2001      2000       1999
                                        ----      ----       ----        ----      ----       ----

  Expected dividend yield               0.0%       0.0%       0.0%       0.0%       0.0%        --
  Expected stock price volatility       0.0%       0.0%       0.0%       0.0%       0.0%        --
  Risk free interest rate               4.96%      6.59%      5.60%      4.70%      6.01%       --
  Expected life of options              6.6yrs     4.0yrs     3.6yrs     3.0yrs     3.3yrs      --


                                             2000 Xacta Stock
                                               Option Plan
                                               -----------

                                        2001      2000       1999
                                        ----      ----       ----

  Expected dividend yield               0.0%      0.0%         --
  Expected stock price volatility       0.0%      0.0%         --
  Risk free interest rate               4.70%     6.52%        --
  Expected life of options              3.0yrs    3.3yrs       --


     Because the pro forma disclosures under SFAS No. 123 only apply to stock options granted in or after 1995, pro forma net income for 1999, 2000, and 2001 is not necessarily indicative of future periods.

Telos Shared Savings Plan

     The Company sponsors a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Total Company contributions to this Plan for 2001, 2000, and 1999 were $707,000, $784,000, and $1,080,000, respectively.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Income Taxes

     The provision (benefit) for income taxes includes the following (in thousands):

                                        For The Year Ended December 31,
                                      ----------------------------------
                                         2001       2000         1999
                                         ----       ----         ----
  Current (benefit) provision
     Federal                           $ (156)      $ 353      $   --
     State                               (410)        391         306
                                         -----        ---         ---

        Total current                    (566)        744         306
                                         -----        ---         ---

  Deferred benefit
     Federal                             (105)       (105)     (6,946)
     State                               (325)        (22)     (1,213)
                                         -----       -----    --------

        Total deferred                   (430)       (127)     (8,159)
                                         -----       -----     -------

        Total (benefit) provision      $ (996)      $ 617     $(7,853)
                                         =====        ===       ======

     The provision (benefit)for income taxes varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

                                             For the Year Ended December 31,
                                           ----------------------------------
                                              2001        2000       1999
                                              ----        ----       ----
  Computed expected income tax
     provision (benefit)                      (34.0)%    (34.0)%     (34.0)%
  Goodwill amortization                         5.1        9.0         0.9
  State income taxes, net of
     federal income tax benefit               (24.4)      49.4        (2.6)
  Change in valuation allowance
     for deferred tax assets                  (11.4)     (28.7)      (12.9)
  Meals and entertainment                       4.9        6.8         0.5
  Recognition of deferred tax liabilities
    On contributions to TelosOK LLC              --       35.3          --
  Sale of division/other                         --       14.6         4.1
                                               ----       ----        ----
                                              (59.8)%     52.4%      (44.0)%
                                              =======     =====      =======

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                                December 31,
                                                            --------------------
                                                               2001      2000
                                                               ----      ----
  Deferred tax assets:
      Accounts receivable, principally due
        to allowance for doubtful accounts                    $ 502     $ 704
      Allowance for inventory obsolescence and
        amortization                                            377       734
      Accrued liabilities not currently
        deductible                                            2,231     1,471
      Accrued compensation                                    1,517     1,865
      Property and equipment, principally due
        to differences in depreciation methods                  781       705
      Basis difference in TelosOK LLC interest                2,216     1,780
      Net operating loss carryforwards - state                  241       234
      Alternative minimum tax credit carryforward               853       734
                                                               ----     -----
            Total gross deferred tax assets                   8,718     8,227
            Less valuation allowance                            (44)     (234)
                                                               -----    ------
            Net deferred tax assets                           8,674     7,993
                                                             ------     -----
  Deferred tax liabilities:
      Unbilled accounts receivable, deferred for
        tax purposes                                           (385)     (134)
                                                              ------    ------
            Total deferred tax liabilities                     (385)     (134)
                                                              -----    ------
            Net deferred tax assets                          $8,289    $7,859
                                                             ======    ======
         The components of the valuation allowance are as follows:

                           Balance at     Additions                   Balance At
                           Beginning of   Charged to                  End of
                           Period         Expenses       Deductions   Period
                           ------         --------       ----------   ------


  December 31, 2001        $  234        $  --          $  (190)       $ 44
  December 31, 2000           572           --             (338)        234
  December 31, 1999         4,987           --           (4,415)(1)     572

(1) Included $2,115 attributable to Enterworks

     The net change in the valuation allowance was a decrease of $190,000 and $338,000 for 2001 and 2000, respectively. The decrease in the valuation allowance is attributable to forecasted taxable income, which justified the future recognition of the net deferred tax assets recorded.

     At December 31, 2001, for federal income tax purposes there were no net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards for both regular and alternative minimum tax purposes were fully utilized in 2000. In addition, the Company has $853,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

Note 11. Commitments and Contingencies

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

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2001 (in thousands):

                                        Property   Equipment       Total
                                        --------   ---------       -----

         2002                         $   1,543      $17          $1,560
         2003                             1,543       12           1,555
         2004                             1,543        3           1,546
         2005                             1,543       --           1,543
         2006                             1,543       --           1,543
         Remainder                       14,275       --          14,275
                                         ------       --          ------

         Total minimum obligations       21,990       32          22,022
         Less amounts representing
             interest                   (10,960)      (3)        (10,963)
                                        --------      ---        --------

         Net present value of
             minimum obligations         11,030       29          11,059
         Less current portion              (337)      --            (337)
                                           -----      --            -----

         Long-term capital lease
             obligations at
             December 31, 2001          $10,693      $29         $10,722
                                        =======      ===         =======

     Accumulated amortization for property and equipment under capital leases at December 31, 2001 and 2000 is $4,215,000 and $3,502,000, respectively. Future minimum lease payments for all non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

         2002                        $1,042
         2003                         1,049
         2004                           911
         2005                           941
         2006                           237
         Remainder                       --
                                      -----

  Total minimum lease payments      $ 4,180
                                    =======

     Net rent expense charged to operations for 2001, 2000, 1999, totaled $1,408,000, $1,300,000, and $2,000,000, respectively.

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

Note 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

     Mr. John R. C. Porter, the owner of a majority of the Company's Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. John R. C. Porter was paid $260,000 by the Company in 2001, 2000, and 1999 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

     Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, has a consulting agreement with the Company to provide strategic advice concerning the Company's hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company's discretion. Under this agreement Mr. Hester received a bonus of $135,000 payable in installments during 2000. The Company completed payment to Mr. Hester in 2000.

     Mr. Gerald Calhoun, former Vice President of Human Resources and Corporate Secretary, entered into a settlement agreement with the Company to resolve a dispute over Mr. Calhoun's employment contract with the Company. The Company will pay Mr. Calhoun 24 months of severance in installments from 2000 until April 19, 2002. Mr. Calhoun will also receive medical and insurance benefits through the Company for the same two-year period. Mr. Calhoun's payment of salary and fringe benefits amounts to approximately $189,000 per annum. Under the agreement, the Company extended the option term of Mr. Calhoun's vested options until September 2001. These options have now expired.

     Mr. William L.P. Brownley, former Vice President and General Counsel of the Company, entered into an agreement with the Company whereby Mr. Brownley will serve as an of counsel attorney to the Company from December 31, 2000 through March 31, 2003. In return, Mr. Brownley will be paid $220,000 per annum from January 1, 2001 through March 31, 2003. The Company will also continue to provide Mr. Brownley with medical and insurance benefits during that same period.

     Mr. Lorenzo Tellez, former Vice President, Treasurer, and Chief Financial Officer of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez's employment contract with the Company. With regard to the salary component of the contract, the Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. The Company continues to arbitrate the issue of Mr. Tellez's claim to a discretionary bonus. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. Mr. Tellez's payment of salary and fringe benefits amounts to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Reportable Business Segments

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 that changes the way the Company reports information about its operating segments. Certain businesses within the Xacta segment in 2000 were transferred to the Products segment beginning January 2001. The information for 2000 and 1999 has been restated from the prior year's presentation in order to conform to the 2001 presentation.

         The Company has three reportable segments:

     Systems and Support Services - provides post-deployment and post-production software and systems development and support services including technology insertion, system redesign and software re-engineering. This Group's largest customer is the U.S. Army's Communications and Electronics Command ("CECOM") and has significant operations at Ft. Monmouth in New Jersey and Ft. Sill in Oklahoma. Tasks are performed on a time and materials basis and on a firm fixed price basis.

     Products - delivers solutions that combine information technology products and services to solve customer problems. These solutions consist of a combination of commercial-off-the-shelf (COTS) products from major original equipment manufacturers (OEM's), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. Key customers of this group include agencies of the US Government such as: military services, Defense Agencies, Treasury Department, US Courts and others. Significant government procurement vehicles for customers of the Products Group include: Infrastructure Solutions - 1 (government-wide); GSA schedule (government-wide); Data Communications Network Equipment/Software (US Courts); and Treasury Distributed Processing Infrastructure (Treasury).

     In addition to the above, The Product's Group includes the Company's wireless networking, secure messaging solutions and is a value added reseller for Xacta's information security products into the federal government.

     Xacta - develops enterprise risk management software to help organizations to proactively manage and monitor the security of their network environments in accordance with information security and privacy standards. The applications, Xacta Web C&A and Xacta Commerce Trust, leverage information assurance technology and processes that Xacta has proven in the government's most secure and demanding agencies, departments, and branches (Defense, Intelligence, and Treasury). Xacta customers include agencies of the U.S. Government and a number of commercial credit unions.

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

     The Company's investment in Enterworks, Inc. is accounted for under the equity method of accounting as of December 31, 2001 (Note 4) and has been deconsolidated from the financial statements of the Company since December 30, 1999. The corresponding assets and liabilities have been removed from the consolidated balance sheet since December 31, 1999.

                       TELOS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            Systems and
                            Support Services         Products         Xacta    Enterworks       Other(1)    Total
                            ----------------         --------         -----    ----------       --------    -----

         2001
  External Revenues            $ 60,402              $ 96,301        $13,558    $   --         $    --    $170,261
  Intersegment Revenues           1,142                11,860             --        --              --      13,002
  Gross Profit                    5,261                17,027          4,932        --              --      27,220
  Segment profit (loss)(3)       (2,724)                7,472         (2,162)       --              --       2,586
  Total assets                    8,550                22,013          1,010        --          21,988      53,561
  Capital Expenditures              172                    38            242        --             204         656
  Depreciation &
    Amortization(2)            $    298              $    390        $   242    $   --         $ 1,141    $  2,071

         2000
  External Revenues            $ 48,429              $ 87,799        $ 9,082    $   --         $    --    $145,310
  Intersegment Revenues              88                   669             --        --              --         757
  Gross Profit                    5,278                13,474          2,530        --              --      21,282
  Segment profit (loss)(3)       (1,577)                3,488           (425)       --              --       1,486
  Total assets                   10,324                41,313          2,725        --          22,728      77,090
  Capital Expenditures              159                   354            360        --             818       1,691
  Depreciation &
    Amortization(2)            $    387              $    348        $    66    $   --         $ 1,217    $  2,018



         1999
  External Revenues            $ 77,701              $ 89,261        $ 4,402    $   --         $    --    $171,364
  Intersegment Revenues             404                    --             --        --              --         404
  Gross Profit                   11,768                 7,169          1,211        --              --      20,148
  Segment profit (loss)(3)        6,102                (3,088)          (325)       --              --       2,689
  Total assets                    5,632                23,951            401        --          26,902      56,886
  Capital Expenditures               63                   142              3       780             401       1,389
  Depreciation &
    Amortization(2)            $    731              $    352        $     8    $2,210         $ 1,321    $  4,622


(1)      Corporate assets are principally property and equipment, cash and other assets.
(2)      Depreciation and amortization includes amounts relating to property and equipment, goodwill, capital leases and spare parts inventory.
(3)      Segment profit (loss) represents operating income (loss) before goodwill amortization.

     The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has 5 separate facilities located in various states, the District of Columbia and Europe.

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

  Dr. Fred Charles Ikle, Former Chairman of the Board, Director

     Dr. Ikle (age 77) was elected to the Company's Board of Directors on January 31, 1994 and was elected Chairman of the Board in January 1995. He is Chairman of Conservation Management Corporation and a Governor of the Smith Richardson Foundation. Dr. Ikle is a Distinguished Scholar at the Center for Strategic & International Studies and a member of the Defense Policy Board that advises the Secretary of Defense. He served as Under Secretary of Defense for Policy from 1981-1988, and as Director of the US Arms Control and Disarmament Agency from 1973-1976. Dr. Ikle resigned from the Chairmanship of the Board on March 26, 2002. He remains a proxy holder and director.

  John B. Wood, Executive Chairman of the Board

     Mr. Wood (age 38) has served as Executive Chairman of the Board since March 8, 2000. From January 1994 until March 8, 2000, Mr. Wood served as President and Chief Executive Officer of the Company. Mr. Wood has also served as Chairman and CEO of Enterworks since January 1996. Between 1992 and 1994, Mr. Wood served as Chief Operating Officer and as an Executive Vice President of the Company. Prior to joining the Company, Mr. Wood founded a boutique investment-banking firm on Wall Street. Mr. Wood has a BSBA in Finance and Computer Science from Georgetown University. Mr. Wood also serves on the Board of Directors of two privately held companies.

  David S. Aldrich, President, Chief Executive Officer, and Director

     Mr. Aldrich (age 42) was elected to the positions of President and Chief Executive Officer on March 8, 2000. He was elected to the Board of Directors on February 8, 2000. He was appointed to the position of Chief Operating Officer of the Company in January 1999. He joined the Company in September 1996 as Vice President, Corporate Development and Strategy. Prior to joining the Company, he was a partner in the Financial Advisory Services Group - Corporate Finance at Coopers & Lybrand L.L.P. Prior to joining Coopers & Lybrand L.L.P. in 1991, Mr. Aldrich was Senior Vice President at Dean Witter Capital Corp., the merchant banking arm of Dean Witter Reynolds, Inc.

  Dr. Stephen D. Bryen, Former Director

     Dr. Stephen Bryen (age 59) was elected to the Company's Board of Directors on January 31, 1994. He currently serves as a Director in Jefferson Partners, L.L.C., a strategic management consulting and merchant-banking firm with offices in Washington, D.C. and New York, and as Senior Vice President of L-3 Network Security, LLC in Denver, Colorado. Dr. Bryen currently serves on the board of C-MAC Industries in Mechanicsburgh, Pennsylvania and is the senior technical advisor to Hollinger Digital Corporation in New York. From 1981 to 1988 Dr. Bryen served as the Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded. Dr. Bryen resigned as a proxy holder and Director on March 20, 2002.

  Norman P. Byers, Director

     Mr. Byers (55) was elected to the Board of Directors on January 31, 1994. He is the chief of staff to a Fairfax County Supervisor and directs all activities of a political staff serving 110,000 constituents. In addition, Mr. Byers is a principal in Byers Consulting, a firm specializing in management and corporate governance consulting to information technology firms. Mr. Byers is also a Director of ETI Engineering Incorporated, Chantilly, Virginia and Panalpina FMS Incorporated, Sterling, Virginia. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force. Mr. Byers is also a proxy holder.


  Malcolm M. B. Sterrett, Class D Director

     Mr. Sterrett (age 59) is a private investor and was elected to the Company's Board of Directors as a Class D Director on July 31, 1998 as part of the preferred stockholder class. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Corporation.

  Geoffrey Baker, Class D Director

     Mr. Baker (age 53) was appointed as a Class D Director on November 6, 2001. Mr. Baker is a private investor and since 1983 has been a partner in Baker & Donaldson, a private investment firm. Previously, he served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as counsel to the U.S. Senate Committee on Commerce, Science and Transportation. A graduate of Stanford University and of the Georgetown University Law Center, he has served on public and private corporate boards and currently serves as Chairman of the Governing Board of St. Albans School, Washington, D.C.

  John C. Boland, former Class D Director

     Mr. Boland (age 54) was appointed to the Board of Directors on December 17, 1999 as a result of Mr. Huertematte's resignation. He has been owner of the general partner of Remnant Partners L.P., an investment partnership, since 1992. From 1989 to 1995, he was the publisher of Bankruptcy Values, an institutional research service. Prior to entering the investment business, Mr. Boland was an editor of Barron's Financial Weekly (from 1978 to 1983) and a freelance financial writer. Mr. Boland resigned as a Class D Director on October 2, 2001.

  Robert J. Marino, Executive Vice President of Sales and Marketing

     Mr. Marino (age 65) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. On January 1, 1994, Mr. Marino was appointed to President of Telos Systems Integration, and on January 1, 1998, he was appointed to his current position. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A-COM Information Systems, both of which are U.S. Government contractors. Mr. Marino was recognized in 1999 by Federal Computer Week as one of the top 100 Executives from government, industry and academia.

  Thomas J. Ferrara, Chief Financial Officer and Treasurer

     Mr. Ferrara (age 44) was appointed Chief Financial Officer of the Company on September 14, 2000. He was elected Vice President of Finance and Accounting and Treasurer on February 8, 2000. He joined the Company in 1994 as Director of Pricing and was responsible for all pricing of major contracts and Company forecasts. Prior to joining Telos, Mr. Ferrara was the Accounting Manager for Cordant, a privately held government contractor.

  Michelle Wertz, Vice President of Human Resources and Corporate Secretary

     Ms. Wertz (age 38) was appointed Vice President, Human Resources for Telos Corporation in July of 2000 and Corporate Secretary in September 2000. Ms. Wertz joined Telos in May 1998 to revamp the Recruiting and Retention activities for the company leading to her position as Vice President, Resource Management in December of 1999. Ms. Wertz' previous Human Resources experience from 1995 - 1998 includes working for America Online, IPR Staffnet and Total Systems
Solutions to provide technical and professional staffing solutions and best practice recruiting strategies.

  Michael P. Flaherty, Executive Vice President, General Counsel and
    Chief Administrative Officer

     Mr. Flaherty (age 57) was appointed Executive Vice President, General Counsel and Chief Administrative Officer January 3, 2001. Prior to joining Telos Corporation Mr. Flaherty was of counsel in the law firm O'Donnell & Schaeffer and Principal Shareholder and Chief Executive Officer of First Continental Financial Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as trial counsel for major corporations.

     Each of the proxy holders, directors and executive officers of the Company is a United States citizen.

Item. 11.  Executive Compensation

     The following table shows for the years ended December 31, 2001, 2000 and 1999, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and the four other most highly compensated executive officers of the Company in fiscal year 2001.


                                          SUMMARY COMPENSATION TABLE

                                                                          Long-Term
                                                 Annual Compensation      Compensation
                                                                          Securities
      Name and                                                            underlying     All Other
Principal Position                    Year      Salary         Bonus      Options(1)   Compensation(5)
------------------------------------------------------------------------------------------------------
  John B. Wood                         2001      $350,002(7)   $125,000     310,000(2)     $28,859(6)
  (Executive Chairman)                 2000      $350,002(7)   $     --            --      $18,100(6)
                                       1999      $348,574      $245,000   2,000,000(3)     $13,000(6)


  David S. Aldrich                     2001      $350,002      $125,000     310,000(2)     $34,784(6)
  (President, Chief Executive          2000      $332,894      $     --     250,000(2)     $18,100(6)
  Officer)                             1999      $205,119      $245,000     200,000(3)     $    --

  Thomas J. Ferrara                    2001      $160,205      $ 80,000          --        $ 6,771
   (Chief Financial Officer,           2000      $133,561      $     --     128,000(2)     $ 5,100
   Treasurer)                          1999      $ 98,435      $ 50,000      27,500(3)(4)  $ 2,953


  Robert J. Marino                     2001      $222,390      $ 76,000          --        $23,517
  ( Executive Vice President           2000      $211,706      $     --     292,900(2)     $ 5,100
    of Sales and Marketing)            1999      $206,003      $100,000     200,000(3)     $ 5,000


  Michael P. Flaherty                  2001      $300,018      $132,692     300,000(2)     $ 6,229
  (Exec. V.P., General                 2000            --            --      30,000(4)     $    --
    Counsel and Chief                  1999            --            --      76,667(3)(4)  $    --
  Administrative Officer)

(1) There are no restricted stock awards or payouts pursuant to long-term investment plans.
(2) Options granted in 2001 and 2000 are in Telos, Telos Delaware, and Xacta common stock.
(3) Options granted in 1999 are in Enterworks, Inc., common stock.
(4) Options granted in 2000 and 1999 are in the Company's Class A common stock.
(5) All other compensation represents Company contributions made on behalf of the executive officers to the
    Telos Shared Savings Plan, and life insurance premiums paid by the Company for the benefit of the executives.
(6) Included in these amounts are $10,000 in 2001, $13,000 in 2000 and $8,000 in 1999 for director's fees paid.
(7) The Company and its  affiliate,  Enterworks,  Inc., have an agreement  whereby  Enterworks,  Inc. reimburses the Company for $250,000 of Mr. Wood's annual salary.


  Stock Option Grants

         The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 2001.



                                      Number of       % of                                    Potential Realizable
                                     Securities       Total                                     Value at Assumed
                                     Underlying     Options/     Exercise                     Rates of Stock Price
  Name and Principal                Options/SARS      SARS        or Base    Expiration         Appreciation for
      Position                         Granted       Granted       Price        Date               Option Term
-------------------------------------------------------------------------------------------------------------------
                                                                                                 5%              10%
                                                                                                 --              ---

  John B. Wood                       10,000(1)         0.5%      $1.07       May 2011          $ 6,800         $17,100
  (Executive Chairman)              250,000(2)        13.2%       3.85       Jan.2011          602,500       1,535,000
                                    250,000(3)        13.2%       0.75       Jan.2011          120,000         300,000

  David S. Aldrich                   10,000(1)         0.5%      $1.07       May 2011          $ 6,800         $17,100
  (President, Chief                 250,000(2)        13.2%       3.85       Jan.2011          602,500       1,535,000
    Executive Officer)              250,000(3)        13.2%       0.75       Jan.2011          120,000         300,000

  Thomas J. Ferrara                      --             --          --             --               --              --
  (Chief Financial Officer,
    Treasurer)

  Robert J. Marino                       --             --          --             --               --              --
  (Executive Vice President
  of Sales and Marketing)

  Michael P. Flaherty               100,000(1)         5.3%      $1.07       May 2011         $ 68,000        $171,000
  (Exec.VP, General                 100,000(2)         5.3%       3.85       Jan.2011          241,000         614,000
   Counsel and                      100,000(3)         5.3%       0.75       Jan.2011           48,000         120,000
  Chief Administrative Officer)

(1)  Options granted in 2001 were in the common stock of Telos.
(2)  Options granted in 2001 were in the common stock of Telos Delaware, Inc.
(3)  Options granted in 2001 were in the common stock of Xacta Corporation.

  Management Stock Options

     The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 2001.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                     Number of
                                                                     Securities             Value of
                                                                     Underlying             Unexercised
                                                                     Unexercised            In-the-Money
                                                                     Options/SARs           Options/SARs
                                                                     at FY-End(1)           at FY-End (2)

                               Shares Acquired         Value         Exercisable/           Exercisable/
  Name                           on Exercise         Realized        Unexercisable          Unexercisable
  ---------------------------------------------------------------------------------------------------------------

  John B. Wood
  (Executive Chairman)                --                  --       3,741,225/1,486,766         $516,714/$117,452

  David S. Aldrich
  (President, Chief
    Executive Officer)                --                  --       1,088,500/  581,500         $       18,000/$0

  Thomas J. Ferrara
  (V.P., Treasurer,
   Chief Financial
     Officer)                         --                  --          81,000/   99,500         $          750/$0

  Robert J. Marino
  (Executive Vice President
   of Sales and Marketing)            --                  --          814,000/ 375,900         $  15,075/$15,075

  Michael P. Flaherty                  --                 --          148,667/ 298,000         $            0/$0
  (Exec. V.P., General Counsel
   and Chief Administrative
   Officer)

1. These aggregate  amounts include  exercisable  options to purchase the common stock of Enterworks,  Inc. for 2,060,000  shares held by Mr. Wood,  400,000 shares held by Mr.  Aldrich,  7,500 shares held by Mr.  Ferrara,  200,000 shares held by Mr. Marino and 16,667 shares held by Mr. Flaherty, respectively.

2. These aggregate values include values for exercisable options to purchase the Class A Common Stock of the Company. These values a are based upon an estimated fair market value at December 31, 2001 of $1.07 per share for the Company's Class A Common Stock.
   These values were derived from valuations performed by an independent third party for the trustees of the Telos Shared Savings
   Plan, a defined contribution employee savings plan in which substantially all full-time employees are eligible to participate.


Compensation of Directors

     During the fiscal year ended December 31, 2001, employee directors were paid fees in total of $10,000 each for Board Meetings attended. Outside directors and proxy holders Mr. Byers and Dr. Bryen were paid an annual fee of $35,000 each. Outside Class D directors Mr. Sterrett and Mr. Boland were paid annual fees of $10,000 and $7,500, respectively for 2001. Mr. Boland waived payment for Board activity in 2000 and the first quarter of 2001. Mr. Boland resigned from the Board of Directors on October 2, 2001. The Chairman of the Board, Dr. Ikle received $75,000 annually for his services as Chairman of the Board and $25,000 for his services as a proxy holder and director. Dr. Ikle resigned as Chairman on March 26, 2002. He will remain as a proxy holder and director. In addition, Mr. Byers receives $5,000 for his services as Proxy Chairman. The compensation paid to Mr. Byers, Dr. Ikle and Dr. Bryen is paid pursuant to a proxy agreement among the Company, the Defense Security Service and Mr. John R.C. Porter. Dr. Bryen resigned as a proxy holder and Director on March 20, 2002.

     Effective March 27, 2002, the Board of Directors adopted a new compensation structure for the Board annually which provides for the following: $25,000 annually for Proxy holder directors; $25,000 annually for Class D Directors; $0 for employee directors and committee participation; $5,000 for the Chairman of the Board's annual retainer; $5,000 for the Proxy Board Chairman's annual retainer; $5,000 annually for the Chairmen of the Executive and Audit Committees; $2,000 annually for the Chairmen of the Compensation and Option Committees; $2,000 annually for membership in the Audit or Executive Committees; and each director other than employee directors is entitled to receive $1,250 for each meeting attended, up to four per year.

  Employment Contracts

     As of December 31, 2001, the Company was a party to agreements with certain of its executive officers. Mr. David S. Aldrich, Director, President and Chief Executive Officer, Mr. Robert Marino, Chief Sales and Marketing Officer, and Mr. John Wood, Director and Executive Chairman, currently have employment contracts with the Company. The agreements are for one-year terms and provide for a payment of two years' base salary then in effect if involuntarily terminated or if the agreements are not extended.

     Accordingly, Messrs. Aldrich, Marino and Wood would receive annually $350,000, $227,000 and $350,000 respectively, for a two-year period.

     In addition to base salary, the executives are eligible for a discretionary bonus and for the grant of stock options under the agreements. The amount of the discretionary bonus is determined at the Board of Directors and Executive
Chairman's discretion. Each year, the Company renegotiates such employment contracts as part of the yearly review process. Accordingly in 2002, the Company expects to review the contracts described above. In addition, strategic hires or promotions may increase the number of Executives who have Employment Contracts.

Item 12.  Security Ownership of Certain Beneficial Owners and Management



        Title of Class           Name and Address of Beneficial Owner        Amount and Nature of        Percent of
                                                                          Beneficial Ownership as of        Class
                                                                                March 01, 2002
-----------------------        ---------------------------------         -------------------------      -------------
Class A Common Stock            John R. C. Porter                        22,190,718 shares(A)            80.52%
                                79 Mount Street
                                London W1K 2SN England

Class A Common Stock            C3, Inc. 401(k) Plan and Telos            3,658,536 shares               17.28%
                                Corporation Savings Plan
                                c/o C3, Inc.
                                19886 Ashburn Road
                                Ashburn, VA 20147

Class B Common Stock            F&C Nominees Limited                      2,102,450 shares(B)            52.07%
                                Berkeley Square House, Berkeley Square
                                London W1X 5PA England

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
Class A Common Stock            David S. Aldrich                            697,569 shares(C)             3.19%
Class A Common Stock            Michael P. Flaherty                         132,000 shares(C)             0.62%
Class A Common Stock            Robert J. Marino                            488,603 shares(C)             2.26%
Class A Common Stock            Thomas J. Ferrara                            43,080 shares(C)             0.20%
Class A Common Stock            John B. Wood                              1,727,710 shares(C)             7.56%
Class A Common Stock            Norman P. Byers                               2,000 shares                0.01%
Class A Common Stock            Stephen D. Bryen                              2,000 shares                0.01%
Class A Common Stock            Fred C. Ikle                                  2,000 shares                0.01%
Class A Common Stock            All Officers and Directors as a Group     3,095,306 shares(D)            12.81%
                                (9 persons)
12% Cumulative Exchangeable     Value Partners, Ltd.                        714,317 shares(E)            22.42%
Redeemable Preferred Stock      2200 Ross Avenue, Suite 4660
                                Dallas, TX 75201
                                Fisher Ewing Partners
                                2200 Ross Avenue, Suite 4660
                                Dallas, TX 75201
12% Cumulative Exchangeable     Wynnefield Partners Small Cap Value, L.P.   228,500 shares(F)            7.17%
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

(A)  Mr. John R. C. Porter's holdings include 6,388,916 shares of Class A Common
     Stock purchasable upon exercise of a warrant.

(B) F&C Nominees Limited responded to the Company's request for the names and addresses of the beneficial owners of the Company's Class B Common Stock held by F&C Nominees Limited by providing the following information: FACET
     - 1,681,959 shares, FACET L.P. - 420,490 shares. F&C Nominees Limited did not provide to the Company the addresses of these beneficial owners.

(C)  The common stock holdings of Messrs. Aldrich, Flaherty, Marino, Ferrara and
     Wood include 677; 0; 20,551; 9,580 and 38,093 shares of the Company's Class
     A Common Stock, respectively, held for their beneficial interest by the C3, Inc. 401(k) Plan and Telos Corporation Savings Plan. Messrs. Aldrich,
     Flaherty, Marino, Ferrara and Wood hold options to acquire 688,500;
     132,000; 446,000; 33,500; and 1,681,225 shares of the Company's Class A
     Common Stock, respectively, in addition to their current common stock holdings. These shares are purchasable upon exercise of the options and are exercisable within 60 days of March 1, 2002.

(D) The common stock holdings of the Company's officers and directors as a group include 69,245 shares of the Company's Class A Common Stock held for their beneficial interest by the C3, Inc. 401(k) Plan and Telos Corporation
     Savings Plan. Under the Company's stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 2,987,225 shares of Class A Common Stock exercisable within 60 days of March 1, 2002.

(E) Value Partners Ltd. ("VP") and Fisher Ewing Partners ("FEP") have filed jointly a Schedule 13D under which they disclosed that they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act.
     Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 714,317 shares of the Exchangeable
     Preferred Stock held of record by the reporting persons collectively.
     According to an Amendment to the Schedule 13D filed on May 10, 1996, each of FEP and Timothy G. Ewing and Richard W. Fisher may be deemed to have the sole power to vote and to dispose of the shares of the Exchangeable
     Preferred Stock held of record by the reporting persons collectively.

(F)  Wynnefield Partners SmallCap Value, L.P., ("WPSCV"), Channel Partnership
     II, L.P. ("CP"), and Wynnefield SmallCap Value Offshore Fund, Ltd.
     ("WSCVOF") have jointly filed a Schedule 13D under which they disclosed they may act as a "group" within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 228,500 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, Nelson Obus and Joshua Landes, by virtue of their status as general partners of WPSCV, Mr. Obus as general partner of CP and Messrs. Obus and Landes, as officers of WSCVOF's investment manager, have the power to vote or to direct the vote and the power to dispose and to direct the disposition of the shares of Exchangeable Preferred Stock owned by WPSCV, CP and WSCVOF, respectively.


Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

     Mr. John R.C. Porter, the owner of a majority of the Company's Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. John R.C. Porter was paid $260,000 by the Company in 2001, 2000, and 1999 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

     Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, has a consulting agreement with the Company to provide strategic advice concerning the Company's hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company's discretion. Under this agreement Mr. Hester received a bonus of $135,000 payable in installments during 2000. The Company competed payment to Mr. Hester in 2000.

     Mr. Gerald Calhoun, former Vice President of Human Resources and Corporate Secretary, entered into a settlement agreement with the Company to resolve a dispute over Mr. Calhoun's employment contract with the Company. The Company will pay Mr. Calhoun 24 months of severance in installments from 2000 until April 19, 2002. Mr. Calhoun will also receive medical and insurance benefits through the Company for the same two-year period. Mr. Calhoun's payment of salary and fringe benefits amounts to approximately $189,000 per annum. Under the agreement, the Company extended the option term of Mr. Calhoun's vested options until September 2001. These options have now expired.

     Mr. William L.P. Brownley, former Vice President and General Counsel of the Company, entered into an agreement with the Company whereby Mr. Brownley will serve as an of counsel attorney to the Company from December 31, 2000 through March 31, 2003. In return, Mr. Brownley will be paid $220,000 per annum from January 1, 2001 through March 31, 2003. The Company will also continue to provide Mr. Brownley with medical and insurance benefits during that same period.

     Mr. Lorenzo Tellez, former Vice President, Treasurer, and Chief Financial Officer of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez's employment contract with the Company. With regard to the salary component of the contract,the Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. Mr. Tellez's payment of salary and fringe benefits amounts to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001.

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

                                TELOS CORPORATION

                                                        By:/s/ David S. Aldrich
                                                        -----------------------
                                                                  President and
                                                         Chief Executive Officer

                                                          Date:    April 4, 2002
                                                           ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the date indicated.

     Signature                      Title                           Date
-----------------             ------------------             ------------------



/s/John B. Wood               Executive Chairman of            April 4, 2002
----------------               the Board of Directors
John B. Wood



/s/Fred Charles Ikle           Director                        April 4, 2002
---------------------
Fred Charles Ikle



/s/Norman P. Byers             Director                        April 4, 2002
------------------
Norman P. Byers



/s/ Malcolm M.B. Sterrett      Director                        April 4, 2002
-------------------------
Malcolm M.B. Sterrett



/s/ Geoffrey Baker             Director                        April 4, 2002
------------------
Geoffrey Baker



/s/ David S. Aldrich           President, Chief Executive      April 4, 2002
--------------------           Officer (Principal Executive
David S. Aldrich               Officer)




/s/ Thomas J. Ferrara          Chief Financial Officer         April 4, 2002
---------------------          (Principal Financial Officer
Thomas J. Ferrara               & Principal Accounting Officer)