Form 10-Q
period 2002-03-31
TELOS CORP
filed 2002-05-14
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission file number: 1-8443

TELOS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	52-0880974 (I.R.S. Employer Identification No.)

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

YES X NO

As of May 1, 2002 the registrant had 21,171,202 shares of Class A Common Stock, no par value, 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 21

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I.      FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations for the Three Months
  Ended March 31, 2002 and 2001 (Unaudited)....................................3

Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
  and December 31, 2001........................................................4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2002 and 2001 (Unaudited)..........................................5

Notes to Condensed Consolidated Financial Statements (Unaudited)............6-11

Item 2. Management's Discussion and Analysis of  Financial
          Condition and Results of Operations..............................12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk............17

PART II.      OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             (amounts in thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                         -----------------------
                                                          2002           2001
                                                          ----           ----
Sales
    Systems and Support Services                        $14,355        $13,887
    Products                                             16,581         27,477
    Xacta                                                 2,403          2,565
                                                          -----          -----

                                                         33,339         43,929
Costs and expenses
    Cost of sales                                        29,929         37,039
    Selling, general and  administrative expenses         5,271          5,713
    Goodwill amortization                                    --             62
                                                         ------          -----
Operating (loss) income                                  (1,861)         1,115

Other income (expenses)
    Other income                                              2             --
    Interest expense                                       (796)        (1,287)
                                                           ----         ------

Loss before taxes                                        (2,655)          (172)
Income tax benefit (provision)                            1,088             (1)
                                                          -----          -----
Net loss                                               $ (1,567)       $  (173)
                                                       ========        =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                   (unaudited)

                                                                     ASSETS

                                                        March 31, 2002  December 31, 2001
                                                        --------------  -----------------

Current assets
   Cash and cash equivalents (includes restricted cash of
      $54 at March 31, 2002 and December 31, 2001)           $   349        $  115
   Accounts receivable, net                                   26,241        26,353
   Inventories, net                                            3,811         4,227
   Deferred income taxes, current                              3,269         3,146
   Other current assets                                           64           540
                                                              ------        ------
       Total current assets                                   33,734        34,381
                                                              ------        ------

Property and equipment, net of accumulated depreciation of
   $10,868 and $10,628, respectively                          11,065        11,370
Goodwill                                                       2,499         2,499
Deferred income taxes, long term                               6,145         5,143
Other assets                                                     260           168
                                                               -----         -----

                                                             $53,703       $53,561
                                                             =======       =======

                                      LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)

Current liabilities
     Accounts payable                                        $11,368       $10,603
     Other current liabilities                                 1,899         1,394
     Unearned revenue                                          7,413         8,710
     Senior credit facility                                   14,573            --
     Accrued compensation and benefit                          6,608         6,948
                                                              ------        ------
         Total current liabilities                            41,861        27,655

Senior credit facility                                            --        12,387
Senior subordinated notes                                      8,179         8,179
Capital lease obligations                                     10,612        10,722
                                                              ------        ------
         Total liabilities                                    60,652        58,943

Redeemable preferred stock
     Senior redeemable preferred stock                         7,008         6,903
     Redeemable preferred stock                               48,337        47,876
                                                              ------        ------
         Total preferred stock                                55,345        54,779

Stockholders' investment (deficit)
     Common stock                                                 78            78
     Capital in excess of par                                     --            --
     Retained deficit                                        (62,372)      (60,239)
                                                             --------     --------
         Total stockholders' investment
           (deficit)                                         (62,294)      (60,161)
                                                             --------     --------
                                                             $53,703       $53,561
                                                             =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (amounts in thousands)

                                                               Three Months
                                                              Ended March 31,
                                                            -----------------
                                                              2002      2001
                                                              ----      ----
Operating activities:
     Net loss                                              $(1,567)   $  (173)
     Adjustments to reconcile net loss to
       cash (used in) provided by operating activities:
         Depreciation and amortization                         447        490
         Goodwill amortization                                  --         62
         Other non-cash items                                  130        308
         Changes in assets and liabilities, net               (786)     1,904
                                                             -----      -----
         Cash (used in) provided by operating activities    (1,776)     2,591
                                                             -----      -----

Investing activities:
     Purchase of property and equipment                        (91)      (308)
                                                               ---       ----
         Cash used in investing activities                     (91)      (308)
                                                             -----      ------

Financing activities:
    Proceeds from(repayments of) senior credit
    facility, net                                            2,186     (2,359)
    Payments under capital leases                              (85)       (96)
                                                             -----     -------
         Cash provided by (used in) financing activities     2,101     (2,455)
                                                             -----     -------

Increase(decrease) in cash and cash equivalents                234       (172)
Cash and cash equivalents at beginning of period               115        286
                                                             -----      ------
Cash and cash equivalents at end of period                 $   349    $   114
                                                           =======    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. General

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries Telos Corporation (California), ubIQuity.com, Inc., Telos International Corporation, Xacta Corporation, Telos.com, Inc., and Telos Delaware, Inc.(collectively, the "Company"). Significant intercompany transactions have been eliminated. In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with generally accepted accounting principles. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

      In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement requires the Company to cease amortization of goodwill, and goodwill is tested for impairment at least annually at the reporting unit level. Goodwill is tested for impairment on an interim basis if any event occurs or circumstances change that would "more likely than not" reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Company adopted the provisions of SFAS 142 on January 1, 2002. The Company no longer amortizes goodwill to expense, but instead reviews goodwill periodically for impairment. The adoption of SFAS 142 reduced goodwill amortization expense by $250,000 annually. No material changes to the carrying value of goodwill were made as a result of the adoption of SFAS 142.

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

      In October 2001, FASB Statement No. 144 (SFAS 144) "Accounting for the Impairment of Disposal of Long-Lived Assets" was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of". The Company has adopted the provisions of SFAS 144, and the adoption of SFAS 144 did not have a material impact on the Company's financial statements.

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

     In accordance with APB 18 and EITF 98-13 "Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee", the Company has reduced the carrying amounts of the Notes to zero during 2001 and at March 31, 2002, as the Company's share of the Enterworks losses exceeded the carrying value of the Notes.

Note 3. Debt Obligations

Senior Credit Facility

      The Company has a $20 million Senior Credit Facility ("the Facility") with Endeavour, LLC which matures on January 15, 2003. At March 31, 2002, the Facility was classified as a current liability as the Facility has a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in its subsidiaries and affiliates. The amount of available borrowings fluctuates based on the underlying asset borrowing base, as defined in the Facility agreement.

Senior Subordinated Notes

      In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. The Notes mature on May 23, 2003. The Notes have interest rates ranging from 14% to 17%. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include, but are not limited to, an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded subsequent to the occurrence of a triggering event. At March 31, 2002, the prepayment premium that would be due upon a triggering event is approximately $10.9 million.

      In April 2001, the Company retired one of its Series C Subordinated notes with a principal amount of $358,000.

      The balances of the Series B and Series C Notes were $5.5 million and $2.6 million, respectively, at March 31, 2002 and December 31, 2001.

     In November 1998, the Company issued additional Senior Subordinated Notes to certain shareholders which were classified as Series D. The Series D Notes totaled $1.8 million and were unsecured. In connection with the debt, the Company issued two warrants to purchase a total of 1,500,000 shares of the Company's Class A Common Stock. As previously discussed, the Warrants had an exercise price of $.01 and an exercise period of 22 months and expired on October 1, 2000. The Series D Notes were retired in conjunction with the Enterworks private placement in 1999.

Note 4. Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30th and December 31st of each year. The liquidation preference of the preferred stock is the face amount of the Series A-1 and A-2 Stock ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on May 23, 2003, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 redeemable preferred stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At March 31, 2002 and December 31, 2001 undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $4,008,000 and $3,903,000, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

      A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the three months ended March 31, 2002 was $461,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other stock dividends have been declared since 1991. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders.

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

Note 5. Reportable Business Segments

      The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments.

     At March 31, 2002, the Company has three reportable segments:

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

     Summarized financial information concerning the Company's reportable segments for the three months ended March 31, 2002 and 2001 is shown in the following table. The "other" column includes corporate related items.

                               Systems and
                           Support Services    Products   Xacta     Other(1)  Total
                           ----------------    --------   -----     ------    -----

       March 31, 2002
External Revenues            $14,355          $16,581   $ 2,403    $    --    $33,339
Intersegment Revenues            216            1,944        --         --      2,160
Gross Profit                   1,258            1,891       261         --      3,410
Segment profit (loss)(3)        (276)             281    (1,866)        --     (1,861)
Total assets                   9,510           19,802     1,608     22,783     53,703
Capital Expenditures              --               47        12         32         91
Depreciation & Amortiz-
  ation (2)                       11               97        67        272        447

       March 31, 2001

External Revenues            $13,887          $27,477   $ 2,565         --    $43,929
Intersegment Revenues            569            1,963        --         --      2,532
Gross Profit                   1,249            5,095       546         --      6,890
Segment profit (loss)(3)        (434)           2,651    (1,040)        --      1,177
Total assets                   8,521           32,830     5,149     23,273     69,773
Capital Expenditures             136               10        95         67        308
Depreciation & Amortiz-
  ation (2)                       90               93        52        317        552

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

Note 6. Subsequent Event

     On April 30, 2002, the Company received a Senior Demand Promissory Note from Enterworks totaling $305,945. This Note represents amounts owed to the Company for rent and services performed by the Company under a service agreement during the first quarter 2002. The billings represented in this Note have been fully reserved for at March 31, 2002. This Note contains a maturity date of April 30, 2007, and also includes a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Sales for the first three months of 2002 were $33.3 million, a decrease of $10.6 million or 24.1% as compared to the same 2001 period. This decrease was primarily attributable to a $10.9 million decrease in sales from the Company's Products Group, which was impacted by decreased order volume under both its traditional businesses and its wireless product line.

      The Company incurred an operating loss of approximately $1.9 million for the three months ended March 31, 2002 as compared to an operating profit of $1.1 million during the same 2001 period. Operating profitability declined principally because of the decreased sales volume discussed above coupled with reduced profit margins on the Company's traditional business contracts and information security product line.

      Total backlog from existing contracts was approximately $808.1 million and $830.0 million as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, the funded backlog of the Company totaled $29.4 million, an increase of $1.4 million from December 31, 2001. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

      The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three-month periods ended March 31, 2002 and 2001 were as follows:

                                                Three Months Ended
                                                     March 31,
                                                --------------------
                                               2002          2001
                                               ----          ----
Sales                                          100.0%       100.0%
Cost of sales                                  (89.8)       (84.3)
SG&A expenses                                  (15.8)       (13.1)
Goodwill amortization                             --         (0.1)
                                               ------       -----
Operating (loss) income                         (5.6)         2.5
Other income                                      --           --
Interest expense                                (2.4)        (2.9)
                                               -----        -----
Loss before taxes                               (8.0)        (0.4)
Income tax benefit (provision)                   3.3           --
                                               -----        -----
Net loss                                        (4.7)%       (0.4)%
                                                ====         ====

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the first quarter of 2002 and 2001 were as follows:

                                                Three Months Ended
                                                      March 31,
                                           ---------------------------
                                           2002                   2001
                                           ----                   ----
                                             (amounts in thousands)
Sales:
     Systems and Support Services       $ 14,355                $13,887
     Products                             16,581                 27,477
     Xacta                                 2,403                  2,565
                                          -----                  ------
         Total                          $ 33,339                $43,929
                                        ========                =======

Gross Profit:
     Systems and Support Services       $  1,258                $ 1,249
     Products                              1,891                  5,095
     Xacta                                   261                    546
                                           -----                  -----
         Total                          $  3,410                $ 6,890
                                        ========                =======

Gross Margin:
     Systems and Support Services            8.8%                   9.0%
     Products                               11.4%                  18.5%
     Xacta                                  10.9%                  21.3%
         Total                              10.2%                  15.7%

      For the three-month period ended March 31, 2002, sales decreased by $10.6 million, or 24.1%, to $33.3 million from $43.9 million for the comparable 2001 period. Of the $10.6 million decrease, $10.9 million was attributable to the Products Group. The Products Group's comparable revenues declined principally due to decreased sales under the Group's traditional contracts such as Infrastructure Solutions-1 and DCN Courts, as well as decreased sales from the Group's wireless product line. The decreases in revenue were partially offset by increases in the revenue of the Systems and Support Services Group, which experienced revenue growth of $468,000. The sales levels in the Xacta Group remained unchanged in the comparable periods.

      Cost of sales was 89.8% of sales for the three-month period ended March 31, 2002, as compared to 84.3% in the comparable 2001 period. The increase in cost of sales as a percentage of sales is mainly attributable to decreased profits realized under the Products Group's wireless product line, as well as reduced profits on some of the Xacta Group's firm fixed price contracts.

      Gross profit decreased by $3.5 million in the first quarter of 2002 to $3.4 million from $6.9 million in the comparable 2001 period as a result of the decrease in sales and increases in cost of sales discussed above. Total Company gross margins were 10.2% and 15.7% for the three-month periods ended March 31, 2002 and 2001, respectively.

      Selling, general and administrative costs decreased for the three-month period by approximately $442,000 to $5.3 million in 2002 from $5.7 million in 2001. This decrease is primarily due to indirect cost control measures implemented in early 2002. SG&A as a percentage of sales was 15.8% and 13.1% for the three-month periods ended March 31, 2002 and 2001, respectively.

      Goodwill amortization expense was zero for the three months ended March 31, 2002 compared to $62,000 for the period ended March 2001. The decrease in goodwill amortization was a result of the application of SFAS 142. Under SFAS 142, the Company no longer depreciates its goodwill asset.

      Operating profitability declined by $3.0 million during the three months ended March 31, 2002 to approximately $1.9 million in operating loss. The Company had an operating profit of $1.1 million in the comparable period of 2001. The decrease in operating profit resulted primarily from the aforementioned gross profit decreases.

      Interest expense decreased by approximately $491,000 to $796,000 during the three-month period ended March 31, 2002, from $1.3 million in the comparable period of 2001. The decrease was attributable to decreased debt levels in 2002.

      The Company recorded a tax benefit of approximately $1.1 million and a tax provision of approximately $1,000 for the three-month periods ended March 31, 2002 and 2001, respectively. The tax benefit recorded for the first quarter of 2002 is attributable to the net operating loss generated by the Company.

Liquidity and Capital Resources

      For the three months ended March 31, 2002, the Company used $1.8 million of cash for operating activities. This usage of cash was principally due to losses incurred in operations. Cash used in investing activities was approximately $91,000. The Company generated cash during the quarter by drawing on its credit facility in the amount of $2.2 million.

      At March 31, 2002, the Company had outstanding debt and long-term obligations of $33.4 million, consisting of $14.6 million under the secured senior credit facility, $8.2 million in subordinated debt, and $10.6 million in capital lease obligations.

      At March 31, 2002, the Company had an outstanding balance of $14.6 million on its $20 million Senior Credit Facility (the "Facility"). The Facility matures on January 15, 2003 and is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in its subsidiaries and affiliates). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, to sell or transfer certain assets, the payment of dividends and other distributions beyond certain limitations. The Facility also requires the Company to meet certain fixed coverage and operating goals. The Company is currently in the process of negotiating a replacement for the Facility.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement requires the Company to cease amortization of goodwill, and goodwill is tested for impairment at least annually at the reporting unit level. Goodwill is tested for impairment on an interim basis if any event occurs or circumstances change that would "more likely than not" reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Company adopted the provisions of SFAS 142 on January 1, 2002. The Company no longer amortizes goodwill to expense, but instead reviews goodwill periodically for impairment. The adoption of SFAS 142 reduced goodwill amortization expense by $250,000 annually. No material changes to the carrying value of goodwill were made as a result of the adoption of SFAS 142.

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

      In October 2001, FASB Statement No. 144 (SFAS 144) "Accounting for the Impairment of Disposal of Long-Lived Assets" was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of". The Company has adopted the provisions of SFAS 144, and the adoption of SFAS 144 did not have a material impact on the Company's financial statements.

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

      While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company's operating results could be adversely impacted. The Company's total backlog (referenced above) includes $700 million attributable to the dual award of the U.S. Army CECOM SEC contract to the Company's 50% owned joint venture, ITel Solutions. The Company will be a subcontractor to this joint venture, and estimates that upon the successful award of each competing task order, its total backlog relating to such contract could be up to $700 million. Conversely, failure to be awarded the majority of the competing task orders for such contract would adversely impact the Company.

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

      The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.5%, subject to certain adjustments, over the bank's base rate. This rate will escalate 25 basis points every other month from April 1, 2002 until expiration. The weighted average interest rate in the first three months of 2002 was 6.5%. This facility expires on January 15, 2003 and had an outstanding balance of $14.6 million at March 31, 2002.

      The Company's other debt at March 31, 2002 consists of Senior Subordinated Notes B and C which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes principal balance at March 31, 2002 is $8.2 million, and this principal amount matures on May 23, 2003. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

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

Item 3. Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends, accrued for financial reporting purposes, are $4,008,000 for the Series A-1, A-2 Preferred stock at March 31, 2002.

12% Cumulative Exchangeable Redeemable Preferred Stock

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash, (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of March 31, 2002 accrued for financial reporting purposes totaled $30.3 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $26,323,000.

     Based upon the Company's interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law, the Company has not declared or paid dividends on its public preferred stock since 1991.

Item 5. Other Events

     On March 20, 2002, Dr. Stephen Bryen resigned as both a Proxy Holder and Director. On March 26, 2002, Dr. Fred Ikle resigned as Chairman of the Board of Directors, but remains on the Board as a Director and Proxy Holder.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits: None

         (b) Reports on Form 8-K: None

         Items 2, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2002	TELOS CORPORATION /s/Thomas J. Ferrara Thomas J. Ferrara (Principal Financial Officer)