Form 10-Q
period 2002-06-30
TELOS CORP
filed 2002-08-13
CIK 320121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X]             Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of August 1, 2002, the registrant had 21,171,202 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant's Common Stock.

Number of pages in this report (excluding exhibits): 22

                       TELOS CORPORATION AND SUBSIDIARIES

                                      INDEX




                     PART I.   FINANCIAL INFORMATION
                     ------    ---------------------



Item 1.     Financial Statements:

 Condensed Consolidated Statements of Operations for the
   Three and Six Months Ended June 30, 2002 and 2001 (unaudited)..............3

 Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
   and December 31, 2001 .....................................................4

 Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 2002 and 2001  (unaudited) ......................5

 Notes to Condensed Consolidated Financial Statements (unaudited)..........6-13

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................14-18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......19



                       PART II.   OTHER INFORMATION
                       -------    -----------------


Item 1.     Legal Proceedings............................................... 20

Item 3.     Defaults Upon Senior Securities..................................20

Item 6.     Exhibits and Reports on Form 8-K.................................21

SIGNATURES...................................................................22

                         PART I - FINANCIAL INFORMATION

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (amounts in thousands)


                             Three Months Ended            Six Months Ended
                                  June 30,                     June 30,
                            ----------------------     -----------------------
                                2002       2001          2002           2001
                                ----       ----          ----           ----
Sales
 Systems and Support Services $9,063     $16,813        $23,418       $30,700
 Products                     16,537      18,958         33,118        46,435
 Xacta                         3,025       3,578          5,428         6,143
                               -----      ------          -----        ------
                              28,625      39,349         61,964        83,278
Costs and expenses
 Cost of sales                24,628      31,924         54,557        68,964
 Selling,general and
   administrative expenses     5,251       6,838         10,522        12,551
 Goodwill amortization            --          63             --           125
                              ------      ------          -----        ------
Operating (loss) income       (1,254)        524         (3,115)        1,638
Other income (expenses)
 Other income                     (2)         22             --            22
 Interest expense               (859)     (1,007)        (1,655)       (2,294)
                               -----      ------        -------      --------
Loss before taxes             (2,115)       (461)        (4,770)         (634)

Income tax benefit               146         150          1,234           149
                                ----         ---          -----        ------

Net loss                    $ (1,969)   $   (311)      $ (3,536)      $  (485)
                           =========    ========      =========      ========





















                The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (amounts in thousands)

                                     ASSETS

                                    June 30, 2002            December 31, 2001
                                    -------------            -----------------
Current assets
 Cash and cash equivalents (includes
   restricted cash of $54 at June 30,
    2002 and December 31, 2001)       $   109                        $   115
 Accounts receivable, net              24,571                         26,353
 Inventories, net                       4,001                          4,227
 Deferred income taxes, current         3,307                          3,146
 Other current assets                     106                            540
                                     --------                         ------

       Total current assets            32,094                         34,381

Property and equipment, net of
 accumulated depreciation of $11,132
  and $10,628, respectively            10,834                         11,370
Goodwill, net                           2,499                          2,499
Deferred income taxes, long term        6,216                          5,143
Other assets                              549                            168
                                       ------                          -----
                                      $52,192                       $ 53,561
                                       ======                         ======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
 Accounts payable                     $11,834                       $ 10,603
 Other current liabilities              1,293                          1,394
 Unearned revenue                       8,402                          8,710
 Senior subordinated notes              8,179                             --
 Senior credit facility                13,278                             --
 Accrued compensation and benefits      7,615                          6,948
                                        -----                         ------

       Total current liabilities       50,601                         27,655

Senior credit facility                     --                         12,387
Senior subordinated notes                  --                          8,179
Capital lease obligations              10,509                         10,722
                                       ------                         ------

       Total liabilities               61,110                         58,943

Redeemable preferred stock
 Senior redeemable preferred stock      7,113                          6,903
 Redeemable preferred stock            50,709                         47,876
                                       ------                         ------

       Total preferred stock           57,822                         54,779

Stockholders' investment
 Common stock                              78                             78
 Capital in excess of par                  --                             --
 Retained deficit                     (66,818)                       (60,239)
                                     --------                       --------
        Total stockholders'
         investment (deficit)         (66,740)                       (60,161)
                                     --------                       --------
                                      $52,192                       $ 53,561
                                       ======                         ======


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (amounts in thousands)
                                                         Six Months
                                                       Ended June 30,
                                                       --------------
                                                   2002              2001
                                                   ----              ----

Operating activities:
 Net loss                                       $ (3,536)         $  (485)
  Adjustments to reconcile net loss to cash
   (used in) provided by operating activities:
   Depreciation and amortization                     902              944
   Goodwill amortization                              --              125
   Other  noncash items                              260              802
   Changes in assets and liabilities               1,903           10,510
                                                   -----           ------

 Cash(used in)provided by operating activities      (471)          11,896
                                                   -----           ------

Investing activities:

 Purchase of property and equipment                 (248)            (449)
                                                  ------          -------
 Cash used in investing activities                  (248)            (449)
                                                 -------          -------
Financing activities:

 Proceeds from (repayment of) borrowings under
   senior credit  facility                           891           (9,528)
 Repayment of Series C subordinated note              --             (358)
 Payments under capital leases                      (178)            (176)
                                                 -------          -------

 Cash provided by (used in) financing
      activities                                     713          (10,062)
                                                     ---        ---------

(Decrease) increase in cash and cash equivalents      (6)           1,385

Cash and cash equivalents at beginning of period     115              286
                                                  ------           ------
Cash and cash equivalents at end of period       $   109        $   1,671
                                                   =====        =========












                     The accompanying notes are an integral part of these
                      condensed consolidated financial statements.

                       TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  General

     The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation ("Telos") and its wholly owned subsidiaries Telos Corporation (California), ubIQuity.com, Inc., Telos
International Corporation, Xacta Corporation, Telos.com, Inc., and Telos Delaware, Inc. (collectively, the "Company"). Significant intercompany transactions have been eliminated.

     As discussed in Note 7 - Subsequent Events, on July 19, 2002, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, Telos Corporation (California), to L-3 Communications Corporation for $20 million.

     In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

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

     In October 2001, FASB Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of". The Company has adopted the provisions of SFAS 144, and the adoption of SFAS 144 did not have a material impact on the Company's financial statements. The sale of TCC in the third quarter of 2002 (see Note 7) has qualified for discontinued operations treatment under SFAS 144.

                  TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In April 2002, SFAS No. 145 (SFAS 145) "Rescission on FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued. Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing the provisions of SFAS 145, but does not believe that its adoption will have a material impact on the Company's financial statements.

     In July 2002, SFAS No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities" was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue. No. 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 to determine the Statements impact on the Company's financial statements.

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

                  TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     All of the notes issued to the Company in 2001 include provisions for repayment of two times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy. The fair value of all warrants received from Enterworks is zero.

     On April 30, 2002, the Company received a Senior Demand Promissory Note from Enterworks totaling $305,945. This Note represents amounts owed to the Company for rent and services performed by the Company under a service agreement during the first quarter 2002. The billings represented in this Note have been fully reserved for at June 30, 2002. This Note contains a maturity date of April 30, 2007, and also includes a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy.

     During the second quarter of 2002, the Company received two Senior Demand Promissory Note from Enterworks totaling $156,594. These Notes represent amounts owed to the Company for rent and services performed by the Company under a service agreement during April and May of 2002. The billings represented in these Notes have been fully reserved for at June 30, 2002. These Notes contain maturity dates of June 2007, and also include provisions for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy.

     In accordance with APB 18 and EITF 98-13 "Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee", the Company has reduced the carrying amounts of the Notes to zero during 2001 and at June 30, 2002, as the Company's share of the Enterworks losses exceeded the carrying value of the Notes.

                  TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.   Debt Obligations

Senior Credit Facility

     The Company has a $20 million Senior Credit Facility ("Facility") with a bank that matures on January 15, 2003. At June 30, 2002, the Facility was classified as a current liability as the Facility has a term of less than one year. Borrowings under the Facility are collateralized by a majority of the Company's assets including accounts receivable, inventory, and Telos' stock in its subsidiaries and affiliates. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

     The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain fixed charge and operating goals. At June 30, 2002, the Company was not in compliance with one of the financial covenants contained in the Facility. The Company's bank has waived this noncompliance.

     See Note 7 - Subsequent Events for changes made to the Credit Facility.

Senior Subordinated Notes

     In 1995 the Company issued Senior Subordinated Notes ("Notes") to certain shareholders. The Notes are classified as either Series B or Series C. Series B Notes are collateralized by fixed assets of the Company. Series C Notes are unsecured. The Notes mature on May 23, 2003, and have been classified as a current liability as the Notes have a term of less than one year at June 30, 2002. Interest is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company's option. Additionally, these Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances. These circumstances include, but are not limited to, an initial public offering of the Company's common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the premium payment, the associated premium expense will only be recorded subsequent to the occurrence of a triggering event. At June 30, 2002, the prepayment premium that would be due upon a triggering event is approximately $11.6 million.

     In April 2001, the Company retired one of its Series C Subordinated Notes with a principal amount of $358,000.

     The balances of the Series B and Series C Notes were $5.5 million and $2.6 million, respectively, at June 30, 2002 and December 31, 2001.

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

                  TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4.       Preferred Stock

Senior Redeemable Preferred Stock

     The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all of the outstanding shares of the stock on May 23, 2003, subject to the legal availability of funds. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At June 30, 2002 and December 31, 2001 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $4,113,000 and $3,903,000 respectively.


12% Cumulative Exchangeable Redeemable Preferred Stock

     A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the "Public Preferred Stock"), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the six months ended June 30, 2002 was $922,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other dividends, in stock or cash, have been declared since 1991. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders.

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

     The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $28,234,000 as of June 30, 2002.

     The Company has not declared or paid dividends on its Public Preferred Stock since 1991, based upon the Company's interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

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

     At June 30, 2002, the Company has three reportable segments:


     Systems and Support Services: provides post-deployment and post-production software and systems development and support services including technology insertion, systems redesign and software re-engineering. The Group's largest customer is the U.S. Army's Communications and Electronics Command ("CECOM"). The System and Support Services Group's principal operations are located at Fort Monmouth, NJ and Ft. Sill, OK. This Group was part of the Company's wholly owned subsidiary, Telos Corporation (California) ("TCC"), which was sold on July 19, 2002 (See Note 7). Results from the Systems and Support Services Group at Ft. Sill were included in the Company's financial results until its deconsolidation in July 2000. During July 2000 the Company contributed its Ft. Sill business to TelosOK, LLC. The Company continues to have a 50% investment in TelosOK.

     Products: delivers solutions that combine information technology products and services to solve customer problems. Customers of the Products Group include agencies of the U.S. Government such as: military services, Defense Agencies, Treasury Department, U.S. Courts and others. Solutions from the Products Group consist of a combination of commercial-off-the-shelf ("COTS") products from major original equipment manufacturers ("OEMs"), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos' secure wireless networking solutions allow customers to securely access databases from non-networked locations so that they can perform a variety of tasks safely. Telos' secure messaging solution is known as the Automated Message Handling System ("AMHS") and is a standard within the Department of Defense. The AMHS allows users to securely access, send, search, and profile message traffic.

     Xacta: develops enterprise risk management solutions to help organizations proactively manage and monitor the security of their network environments in accordance with internationally recognized industry and security standards. Xacta currently provides its solutions to agencies of the U.S. Government as well as credit unions.

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

                  TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Summarized  financial  information   concerning  the  Company's  reportable
segments for the three months ended June 30, 2002 and 2001 is shown in the following table. The "other" column includes corporate related items.
                         Systems and
                        Support Services  Products  Xacta   Other(1)    Total
                        ----------------  --------  -----   --------    -----

June 30, 2002
External Revenues            $9,063       $16,537  $3,025   $    --   $28,625
Intersegment Revenues            64         2,668      --        --     2,732
Gross Profit                    875         2,367     755        --     3,997
Segment profit(loss)(3)        (308)          387  (1,333)       --    (1,254)
Total assets                  7,544        20,948     822    22,878    52,192
Capital Expenditures             --            45      20        92       157
Depreciation &
 Amortization(2)             $    5       $   101 $    74    $  275   $   455


                           Systems and
                        Support Services  Products   Xacta   Other(1)    Total
                        ----------------  --------   -----   --------    -----

June 30, 2001
External Revenues           $16,813       $18,958 $ 3,578   $    --    39,349
Intersegment Revenues           349         3,654      --        --     4,003
Gross Profit                  1,667         4,305   1,453        --     7,425
Segment profit(loss)(3)      (1,135)        2,209    (487)       --       587
Total assets                  9,136        24,289   3,854    25,379    62,658
Capital Expenditures              4            26     101        10       141
Depreciation &
 Amortization(2)             $   65      $    114 $    60   $   278    $  517

(1) Corporate assets are principally property and equipment, cash and other assets.
(2) Depreciation and amortization includes amounts relating to property and equipment, goodwill, capital leases and spare parts inventory.
(3) Segment profit (loss) represents operating income (loss) before goodwill amortization.

     The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company's business is not concentrated in a specific geographical area within the United States, as it has five separate facilities located in various states, the District of Columbia and Europe.


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

                  TELOS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7. Subsequent Events

Amendment to Credit Facility

     On July 19, 2002, the Company signed the thirteenth amendment to its Amended and Restated Credit Agreement. This amendment included a consent for the Company's sale of Telos Corporation (California), the Company's wholly owned subsidiary, to L-3 Communications, Inc. Under this new amendment, the maximum principal amount of the facility was reduced from $20,000,000 to $5,000,000. The amendment also changed the maturity date of the facility to August 18, 2002, and reduced the borrowing ratios used to calculate the borrowing base.

     Substantially all of the proceeds from the sale of Telos Corporation (California) discussed below were used to pay down the facility balance to zero at July 19, 2002.

     On August 13, 2002, the Company signed the fourteenth amendment to its Amended and Restated Credit Agreement. This amendment included a waiver of the June 30, 2002 financial covenants and a reduction of the maximum principal amount of the Facility from $5,000,000 to $3,000,000. The amendment also changed the maturity date of the facility to August 30, 2002.

Disposition of Business

     On July 19, 2002 Telos Corporation, a Maryland corporation ("the Company") and L-3 Communications Corporation ("L-3") entered into a purchase agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation - California ("TCC") to L-3 for a purchase price of approximately $20 million. The parties agreed to pay the full amount of the purchase price as follows: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account which will be paid to the Company over the next 30 months. During the 30 month period after July 19, 2002 the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 per the terms and conditions of the mutually agreed upon dispute resolution process; 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor. It is anticipated that $1 million will be released in the immediate future with the remaining $1.7 million being released upon certain events, terms and conditions over the course of the next five years.

     The purchase price shall be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets, as defined in the Purchase Agreement, deviate from $2.3 million. This adjustment of the sale price will be determined within 75 days from the date of closing. In accordance with the Company's loan agreement all proceeds from the sale have been used to pay down the Company's Senior Revolving Credit Facility.

     As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain "Non-Compete" and "No Solicitation" provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

     The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144, "Accounting for the Impairment or Disposal of long-Lived Assets."

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
General

     Sales for the first six months of 2002 were $62.0 million, a decrease of $21.3 million or 25.6% as compared to the same 2001 period. This decrease was primarily attributable to a $13.3 million decrease in sales from the Company's Products Group, which experienced decreased sales from its traditional contracts with the federal government such as the Infrastructure Solutions 1 ("IS-1") contract, the Realtime Automated Personnel Identification System contract ("RAPIDS"), and decreased order volume from the Group's wireless product line. The decrease in sales was also attributable to a decrease in the Company's Systems And Support Services Group sales of $7.3 million which was primarily due to the novation of the Ft. Sill contract during the second quarter of 2002. The Xacta Group also experienced a decrease in revenue, mostly due to decreased orders of its information security products and solutions.

     The Company's operating loss through the first six months of 2002 was $3.1 million as compared to an operating income of approximately $1.6 million during the same 2001 period. Operating profitability declined principally because of decreased sales volume and reduced profit margins in the Product's Group and increased investment in Xacta.

     Total backlog (funded and unfunded) from existing contracts was approximately $37.9 million and $830.0 million as of June 30, 2002 and December 31, 2001, respectively. The significant decline in total backlog is due to the sale of Telos Corporation (California) in July 2002, which holds the Company's 50% interest in Itel Solutions, Inc. Itel Solutions, Inc. was the recipient of the dual award of the US Army CECOM SEC contract. TCC was a subcontractor to this joint venture, and had estimated that upon successful award of competing task orders under the contract, total backlog from this contract would have been $700 million. As of June 30, 2002, the funded backlog of the Company totaled $34.3 million, an increase of $6.3 million from December 31, 2001. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of government contracts, funded by a procuring government agency and allotted to the contracts.

Results of Operations

     The condensed consolidated statements of operations include the results of operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company's operating expenses as a percentage of sales for the three and six month periods ended June 30, 2002 and 2001 are as follows:

                             Three Months Ended            Six Months Ended
                                  June 30,                      June 30,
                            ----------------------        ---------------------
                            2002            2001          2002           2001
                            ----            ----          ----           ----

Sales                      100.0%          100.0%        100.0%         100.0%
Cost of sales               86.0            81.1          88.0           82.8
SG&A expenses               18.3            17.4          17.0           15.1
Goodwill amortization         --             0.2            --            0.2
                             ---           -----           ---           ----

Operating (loss) income     (4.3)            1.3          (5.0)           1.9
Other income                  --             0.1            --             --
Interest expense            (3.0)           (2.6)         (2.7)          (2.8)
                           -----           -----         -----          -----
Loss before taxes           (7.3)           (1.2)         (7.7)          (0.9)
Income tax benefit           0.5             0.4           2.0            0.2
                             ---            ----           ---           ----
Net loss                    (6.8)%          (0.8)%        (5.7)%         (0.7)%
                           =====            ====         =====            ===

Financial Data by Market Segment


         Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                  -------------------     -----------------
                                     2002        2001     2002      2001
                                     ----        ----     ----       ----
                                           (amounts in thousands)
Sales:
   Systems and Support Services     $ 9,063   $ 16,813  $23,418    $ 30,700
   Products                          16,537     18,958   33,118      46,435
   Xacta                              3,025      3,578    5,428       6,143
                                     ------     ------   ------     -------
         Total                      $28,625   $ 39,349  $61,964    $ 83,278
                                     ======     ======   ======    ========

Gross Profit:
   Systems and Support Services     $   875   $  1,667   $2,132    $  2,916
   Products                           2,367      4,305    4,259       9,401
   Xacta                                755      1,453    1,016       1,997
                                        ---    -------    -----      ------
         Total                      $ 3,997   $  7,425   $7,407    $ 14,314
                                      =====      =====    =====      ======

Gross Margin:
   Systems and Support Services       9.7%        9.9%     9.1%        9.5%
   Products                          14.3%       22.7%    12.9%       20.3%
   Xacta                             25.0%       40.6%    18.7%       32.5%
         Total                       14.0%       18.9%    12.0%       17.2%

     For the three month period ended June 30, 2002, sales decreased by $10.7 million, or 27.3% to $28.6 million from $39.3 million for the comparable 2001 period. Of the $10.7 million decrease, $2.4 million was attributable to the Products Group, which experienced decreased sales from its revenue on traditional contracts such as RAPIDS. The decrease in sales was also attributable to the Systems and Support Services Group, which experienced a decrease of $7.7 million in sales for the three month period ended June 30, 2002 compared to the same period in 2001. This decrease is mostly due to the novation of the Ft. Sill contract during the second quarter of 2002. In addition, Xacta revenue declined approximately $500,000 from second quarter 2002 compared to second quarter 2001. This decrease is primarily due to decreased sales in the Xacta group's firm-fixed price contracts.

     Sales for the first six months of 2002 were $62.0 million, a decrease of $21.3 million or 25.6% as compared to the same 2001 period. This decrease was primarily attributable to a $13.3 million decrease in sales from the Company's Products Group, which experienced decreased sales from its traditional contracts with the federal government such as the Infrastructure Solutions 1 ("IS-1") contract, the Realtime Automated Personnel Identification System contract ("RAPIDS"), and decreased order volume from the Group's wireless product line. The decrease in sales was also attributable to a decrease in the Company's Systems And Support Services Group sales of $7.3 million which was primarily due to the novation of the Ft. Sill contract during the second quarter of 2002. The Xacta Group also experienced a decrease in revenue, mostly due to decreased orders of its information security products and solutions.

     Cost of sales was 86.0% of sales for the quarter and 88.0% of sales for the six months ended June 30, 2002, as compared to 81.1% and 82.8% for the same periods in 2001. The increases in cost of sales as a percentage of sales are primarily attributable to decreased profits realized on Product Group contracts such as the Company's subcontracts to the Bureau of Census, and from reduced profits under the Company' information security product line and wireless products business.

     Gross profit decreased $3.4 million in the three-month period to $4.0 million in 2002, from $7.4 million in the comparable 2001 period. In the six-month period, gross profit decreased $6.9 million to $7.4 million from $14.3 million in 2001. These decreases are mostly attributable to the decreases in sales volume discussed above. Gross margins were 14.0% and 12.0%, respectively, for the three and six month periods of 2002 as compared to 18.9% and 17.2%, respectively, for the comparable periods of 2001.

     Selling, general, and administrative expense ("SG&A") decreased by approximately $1.5 million or 23.2%, to $5.3 million in the second quarter of 2002 from $6.8 million in the comparable period of 2001. For the six-month period of 2002, SG&A decreased $2.1 million to $10.5 million compared to $12.6 million for the same period in 2001. The decreases in S,G & A expenses from 2001 to 2002 are primarily due to indirect cost control measures implemented in early 2002.

     SG&A as a percentage of revenues increased to 18.3% for the second quarter of 2002 from 17.4% in the comparable 2001 period. SG&A as a percentage of revenues for the six-month period ended June 30, 2002 increased to 17.0% from 15.1% in the same period in 2001.

     Goodwill amortization expense decreased $63,000 for the comparative three-month periods of 2002 and 2001, and decreased $125,000 for the six months ended June 30, 2002 compared to the same period in 2001. The reductions are exclusively due to the application of SFAS 142. Under SFAS 142, the Company no longer depreciates its goodwill asset.

     Operating income decreased by $1.8 million to a loss of approximately $1.3 million in the three-month period ended June 30, 2002 from approximately $500,000 of operating profit in the comparable 2001 period. This decrease in operating profit is due to the gross profit decreases discussed above. Operating income decreased $4.7 million to a $3.1 million loss for the six months ended June 30, 2002 from a $1.6 million operating profit for the six-month period ended June 30, 2001. This decrease in operating profit for the six-month period is mostly attributable to the decrease in gross profit discussed above.

     Interest expense decreased approximately $150,000 to $850,000 in the second quarter of 2002 from approximately $1.0 million in the comparable 2001 period, and decreased approximately $600,000 to $1.7 million for the six months ended June 30, 2002 from $2.3 million for the comparable 2001 period. These decreases are primarily due to decreased debt levels in the second quarter of 2002 compared to 2001.

     The Company recorded an income tax benefit for the three and six month periods ended June 30, 2002 of approximately $150,000 and $1.2 million, respectively. The income tax benefit was approximately $150,000 for the three and six months ended June 30, 2001. These tax benefits were principally due to the net losses generated by the Company. The Company's net deferred tax assets totaled $9.5 million at June 30, 2002. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses sufficient in amounts to realize the net deferred tax assets.

Liquidity and Capital Resources

     For the six months ended June 30, 2002, the Company used $500,000 of cash for its operating activities. This usage of cash was principally due to losses incurred in operations. Investing activities accounted for approximately $200,000 of cash utilization. The Company generated cash from borrowings under the Company's credit facility of approximately $900,000.

     At June 30, 2002, the Company had outstanding debt and long-term obligations of $32.0 million, consisting of $13.3 million under the secured senior credit facility, $8.2 million in subordinated debt, and $10.5 million in capital lease obligations.

     At June 30, 2002, the Company had an outstanding balance of $13.3 million on its $20 million Senior Credit Facility (the "Facility"). Subsequent to the sale of the Company's wholly owned subsidiary, Telos Corporation (California) on July 19, 2002 (see note 7), the balance on the Facility was paid off from the proceeds of the sale. The Facility was amended on August 13, 2002 to reduce the maximum balance of the Facility to $3 million, and the maturity date was changed to August 30, 2002. The Facility is collateralized by a majority of the Company's assets (including inventory, accounts receivable and Telos' stock in its subsidiaries and affiliates). The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company's working capital requirements. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain fixed charge and operating goals. At June 30, 2002, the Company was not in compliance with one of the financial covenants contained in the Facility. The Company's bank has waived this noncompliance. The Facility has been classified as a current liability at June 30, 2002 as it has a term of less than one year. The Company is currently in the process of negotiating a replacement for the Facility.

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

     In October 2001, FASB Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of". The Company has adopted the provisions of SFAS 144, and the adoption of SFAS 144 did not have a material impact on the Company's financial statements. The sale of TCC in the third quarter of 2002 (see Note 7) has qualified for discontinued operations treatment under SFAS 144.

     In April 2002, SFAS No. 145 (SFAS 145) "Rescission on FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued. Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company is currently reviewing the provisions of SFAS 145, but does not believe that its adoption will have a material impact on the Company's financial statements.

     In July 2002, SFAS No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities" was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue. No. 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 to determine the Statements impact on the Company's financial statements.

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

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions which in the present period of economic downturn may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company's customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company's debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company's ability to convert contract backlog to revenue, the Company's investment in Enterworks and TelosOK, the success of the Company's wholly-owned subsidiary, Xacta, and the Company's continued access to ongoing development and product support.

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

     The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to so protect its intellectual property. With regard to the Company's wholly owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. Similarly, the intellectual property associated with our wireless division and our automated message handling system division requires constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company's ownership of its intellectual property could, therefore, materially and adversely impact the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations.

     The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 2.0%, subject to certain adjustments, over the bank's base rate. This rate will escalate 25 basis points every other month until expiration. The weighted average interest rate for the first six months of 2002 was 6.6%. This facility expires on August 18, 2002 and has outstanding balance of $13.3 million at June 30, 2002.

     The Company's other debt at June 30, 2002 consists of Senior Subordinated Notes B, and C, which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes principal balance at June 30, 2002 is approximately $8.2 million, and this principal matures on May 23, 2003. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

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

Item 3.       Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

     The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $4.1 million for the Series A-1 and A-2 Preferred Stock at June 30, 2002.

12% Cumulative Exchangeable Redeemable Preferred Stock

     Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of June 30, 2002 accrued for financial reporting purposes totaled $32.2 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $28,234,000.

     The Company has not declared or paid dividends on its public preferred stock since 1991, based upon the Company's interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: 1) 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 2)99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: The Company reported its sale of its wholly-owned subsidiary, Telos Corporation (California) on Form 8-K filed with the Commission on August 5, 2002.

Items 2, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:                                                     Telos Corporation



August 13, 2002                                           /s/  Thomas J. Ferrara
                                                          ----------------------
                                                          Thomas J. Ferrara
                                                  (Principal Financial Officer &
                                                   Principal Accounting Officer)