Form 10-Q
period 2002-09-30
TELOS CORP
filed 2002-11-15
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2002

☐    Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission file number: 1-8443

TELOS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State of Incorporation)	(I.R.S. Employer Identification No.)

19886 Ashburn Road, Ashburn, Virginia	20147-2358
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number,
including area code: (703) 724-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO

As of October 1, 2002, the registrant had 21,171,202 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock par value $.01 per share, outstanding.

No public market exists for the registrant’s Common Stock.

Number of pages in this report (excluding exhibits):    23

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I.    FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales
Products	22,101	19,215	55,219	66,626
Xacta	3,192	3,477	8,620	9,620

	25,293	22,692	63,839	76,246

Costs and expenses
Cost of sales	23,841	17,146	57,112	58,927
Selling, general and administrative expenses	5,206	3,458	13,011	12,743

Operating (loss) income	(3,754)	2,088	(6,284)	4,576
Other income (expenses)
Other income	—	45	—	66
Interest expense	(535)	(663)	(1,735)	(2,517)

(Loss) income before taxes	(4,289)	1,470	(8,019)	2,125

Income tax benefit (provision)	2,278	(458)	3,137	(1,163)

(Loss) income from continuing operations	(2,011)	1,012	(4,882)	962

Discontinued operations:
Loss from discontinued operations (net of tax)	(105)	(434)	(769)	(869)
Gain on sale of TCC (net of tax)	10,879	—	10,879	—

Net income	8,763	578	5,228	93

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

ASSETS	September 30, 2002	December 31, 2001
Current assets
Cash and cash equivalents (includes restricted cash of $54 at September 30, 2002 and December 31, 2001)	$72	$115
Accounts receivable, net	21,458	19,048
Inventories, net	2,632	4,227
Deferred income taxes, current	3,943	2,817
Other current assets	163	540
Net assets of discontinued operations	—	5,995

Total current assets	28,268	32,472

Property and equipment, net of accumulated depreciation of $11,132 and $10,628, respectively	10,463	11,300
Deferred income taxes, long term	7,421	4,748
Other assets	425	162

Total assets	$46,577	$48,952

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities
Accounts payable	$11,819	$7,940
Other current liabilities	1,332	1,166
Unearned revenue	8,706	8,710
Senior credit facility	1,162	—
Senior subordinated notes	8,179	—
Accrued compensation and benefits	5,158	5,230

Total current liabilities	36,356	23,046

Senior credit facility	—	12,387
Senior subordinated notes	—	8,179
Capital lease obligations	10,376	10,722

Total liabilities	46,732	54,334

Redeemable preferred stock
Senior redeemable preferred stock	7,220	6,903
Redeemable preferred stock	51,171	47,876

Total preferred stock	58,391	54,779

Stockholders’ deficit
Common stock	78	78
Capital in excess of par	—	—
Retained deficit	(58,624)	(60,239)

Total stockholders’ deficit	(58,546)	(60,161)

Total liabilities and stockholders’ deficit	$46,577	$48,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net income	$5,228	$93
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Loss from discontinued operations	769	869
Gain from discontinued operations	(10,879)	—
Depreciation and amortization	1,340	1,388
Other noncash items	2,535	476
Changes in assets and liabilities	(3,542)	12,670

Cash(used in)provided by operating activities	(4,549)	15,496

Investing activities:

Net proceeds from sale of discontinued operations	16,334	—
Purchase of property and equipment	(321)	(535)

Cash provided by (used in) investing activities	16,013	(535)

Financing activities:

Repayment of borrowings under senior credit facility	(11,225)	(14,442)
Repayment of Series C subordinated note	—	(358)
Payments under capital leases	(282)	(229)

Cash used in financing activities	(11,507)	(15,029)

Decrease in cash and cash equivalents	(43)	(68)

Cash and cash equivalents at beginning of period	115	286

Cash and cash equivalents at end of period	$72	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    General

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation (“Telos”) and its wholly owned subsidiaries Telos Corporation (California) (“TCC”), ubIQuity.com, Inc., Telos International Corporation, Xacta Corporation, Telos.com, Inc., and Telos Delaware, Inc. (collectively, the “Company”). Significant intercompany transactions have been eliminated. As discussed in Note 8—Discontinued Operations, on July 19, 2002, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, TCC, to L-3 Communications Corporation for $20 million.

In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including the impact of seasonal and short-term variations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement requires the Company to cease amortization of goodwill, and goodwill is tested for impairment at least annually at the reporting unit level. Goodwill is tested for impairment on an interim basis if any event occurs or circumstances change that would “more likely than not” reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company no longer amortizes goodwill to expense, but instead reviews goodwill periodically for impairment. The adoption of SFAS No. 142 reduced goodwill amortization expense by $250,000 annually. No material changes to the carrying value of goodwill were made as a result of the adoption of SFAS No. 142. As discussed in  Note 8—Discontinued Operations, the goodwill balance of $2.5 million related to TCC was netted against the gain on the sale of that subsidiary. As of September 30, 2002, the goodwill balance was zero.

In July 2002, SFAS No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue. No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 to determine the Statements impact on the Company’s financial statements.

Certain reclassifications have been made to the prior year’s financial statements to conform to the classifications used in the current period.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.    Investment in Enterworks

During the first quarter of 2001, the Company and Enterworks, Inc. (“Enterworks”) entered into an agreement whereby the Company, as a participant in an additional round of financing for Enterworks, substituted approximately $530,000 of Enterworks receivables owed to the Company and in addition funded $470,000 of cash to Enterworks in three equal installments during the quarter. The Enterworks receivables included rent owed to the Company, professional services performed by the Company under a service agreement between the Company and Enterworks, and expenses advanced by the Company on behalf of Enterworks for which the Company is reimbursed. In return, the Company received from Enterworks four separate Demand 10% Convertible Promissory Notes totaling $1 million; as well as warrants to purchase 2.5 million of underlying shares of Enterworks common stock which have an exercise price of $0.01 per share and an exercise period of five years.

During the second quarter of 2001, the Company and Enterworks entered into an agreement whereby the Company, as a participant in an additional round of financing for Enterworks, committed an additional $800,000 which represented the estimate of amounts owed by Enterworks to the Company for the period May through December 2001 for rent and professional services performed by the Company pursuant to a service agreement. In return, the Company received from Enterworks a $300,000 Demand 10% Convertible Promissory Note from Enterworks, as well as a warrant to purchase 750,000 of underlying shares of Enterworks common stock which have an exercise price of $0.01 per share and an exercise period of five years.

During the third and fourth quarters of 2001, the Company received five separate Demand 10% Convertible Promissory Notes from Enterworks totaling $500,000, as well as warrants to purchase 1,250,000 of underlying shares of Enterworks common stock which have an exercise price of $0.01 per share and an exercise period of five years.

All of the Enterworks notes issued to the Company in 2001 include provisions for repayment of two times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy. The fair value of all warrants received from Enterworks is zero.

On April 30, 2002, the Company received a Senior Demand Promissory Note from Enterworks totaling $305,945. This Note represents amounts owed to the Company for rent and professional services performed by the Company during the first quarter 2002 pursuant to a service agreement. This Note contains a maturity date of April 30, 2007. The receivables represented in this Note were fully reserved during the second quarter of 2002.

On June 5 and 26, 2002, the Company received two Senior Demand Promissory Notes from Enterworks totaling $92,588 and $64,006, respectively. The June 5, 2002 Note matures on June 5, 2007 and the June 26, 2002 Note matures on June 26, 2007. These Notes represent amounts owed to the Company by Enterworks for rent and professional services performed by the Company pursuant to a service agreement during April, May, and June of 2002. The receivables represented in these Notes have been fully reserved for at the time of receipt.

On July 16, 2002, the Company received a Senior Demand Promissory Note from Enterworks totalling $37,461. This Note represents amounts owed to the Company for rent and professional services performed by the Company under a service agreement during the first quarter 2002. This Note contains a maturity date of July 16, 2007. The receivables represented in this Note were fully reserved during the third quarter of 2002.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All of the Enterworks notes issued to the Company in 2002 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy.

In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company has reduced the carrying amounts of the Notes to zero during 2001 and the nine months ended September 30, 2002, as the Company’s share of the Enterworks losses exceeded the carrying value of the Notes.

Note 3.    Debt Obligations

Senior Credit Facility

In October 2002, the Company entered into a new Senior Credit Facility (“New Facility”) replacing the Facility existing at the balance sheet date. (See Note. 7—Subsequent Events) The Company previously had entered into a $20 million Senior Credit Facility (“Facility”) with a financial institution the term of which would have matured on January 15, 2003. At September 30, 2002, the Facility was classified as a current liability as the Facility had a term of less than one year. Borrowings under the Facility were collateralized by a majority of the Company’s assets including accounts receivable, inventory, and 100% of Telos’ stock in its subsidiaries and affiliates. The amount of available borrowings fluctuated based on the underlying asset-borrowing base, as defined in the Facility agreement.

The Facility had various covenants that may, among other things, have restricted the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also required the Company to meet certain fixed charge and operating goals. At September 30, 2002, the Company was not in compliance with one of the financial covenants contained in the Facility. Such non-compliance was cured by the refinancing of the existing Facility.

Amendment to Credit Facility

On July 19, 2002, the Company signed the thirteenth amendment to its Amended and Restated Credit Agreement. This amendment included a consent for the Company’s sale of TCC, to L-3 Communications Corporation. (See Note 8—Discontinued Operations) Under the July 19, 2002 amendment, the maximum principal amount of the Facility was reduced from $20,000,000 to $5,000,000, the maturity date of the Facility changed to August 18, 2002, and reduced the borrowing ratios used to calculate the borrowing base. Substantially all proceeds from the sale of TCC discussed above were used to pay down the Facility balance to zero at July 19, 2002.

On August 13, 2002, the Company signed the fourteenth amendment to its Amended and Restated Credit Agreement. This amendment included a waiver of the June 30, 2002 financial covenants, a reduction of the maximum principal amount of the Facility from $5,000,000 to $3,000,000, and changed the maturity date of the Facility to August 30, 2002.

On August 30, 2002, the Company signed the fifteenth amendment to its Amended and Restated Credit Agreement which changed the maturity date of the Facility to September 20, 2002.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 20, 2002, the Company signed the sixteenth amendment to its Amended and Restated Credit Agreement which changed the maturity date of the Facility to October 11, 2002.

Senior Subordinated Notes

In 1995 the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. The Notes are classified as either Series B or Series C. The Series B Notes are secured by the fixed assets of the Company. The Series C Notes are unsecured. The maturity date of the Notes is May 23, 2003, however, in conjunction with the New Facility, the noteholders agreed to extend the maturity date of the Notes, on or before March 31, 2003, to a date no earlier than October 31, 2004. Interest on the Notes is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option. The Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the Note premium payment, the associated premium expense will only be recorded subsequent to the occurrence of a triggering event. At September 30, 2002, the prepayment premium that would be due upon a triggering event is approximately $12.2 million.

In April 2001, the Company retired one of its Series C Subordinated Notes with a principal amount of $358,000.

In October 2002, upon funding of the New Facility, the Company retired a total of $3 million of the Notes for which the noteholders waived the prepayment penalty on such Notes.

The balances of the Series B and Series C Notes were $5.5 million and $2.6 million, respectively, at September 30, 2002 and December 31, 2001. (See Note 7—Subsequent Event)

Note 4.    Preferred Stock

Senior Redeemable Preferred Stock

The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At September 30, 2002 and December 31, 2001 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $4,220,000 and $3,903,000 respectively.

In conjunction with the New Facility (See Note 7—Subsequent Event), the Company has received extensions of the redemption date to October 15, 2004 for a

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

majority of the outstanding shares with the remaining shares having a redemption date of May 23, 2003. The New Facility requires, within 90 days of the closing date, the redemption date of all such remaining shares outstanding to be extended until October 15, 2004. The redemption of shares is subject to the legal availability of funds.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the nine months ended September 30, 2002 was $1,384,000. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other dividends, in stock or cash, have been declared since 1991. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders.

The Public Preferred Stock has a 20 year maturity, however, the Company must redeem, out of funds legally available, 20% of the Public Preferred Stock on the 16th, 17th, 18th and 19th anniversaries of November 12, 1989, leaving 20% to be redeemed at maturity. On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000 as of September 30, 2002. For the cash dividends payable since December 1, 1995, the Company has accrued $28,234,000 as of September 30, 2002.

The Company has not declared or paid dividends on its Public Preferred Stock since 1991, based upon the Company’s interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

Note 5.    Reportable Business Segments

At September 30, 2002, the Company has two continuing reportable segments, Products and Xacta. A third reportable segment, Systems and Support Services, a

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

wholly owned subsidiary, Telos Corporation (California) (“TCC”), was sold on July 19, 2002 (See Note 8—Discontinued Operations) and is being treated as a discontinued operation according to SFAS 144.

Products:    delivers solutions that combine information technology products and services to solve customer problems. Customers of the Products Group include agencies of the U.S. Government such as: military services, Defense Agencies, Treasury Department, U.S. Courts and others. Solutions from the Products Group consist of a combination of commercial-off-the-shelf (“COTS”) products from major original equipment manufacturers (“OEMs”), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos’ secure wireless networking solutions allow customers to securely access databases from non-networked locations so that they can perform a variety of tasks safely. Telos’ secure messaging solution is known as the Automated Message Handling System (“AMHS”) and is a standard within the Department of Defense. The AMHS allows users to securely access, send, search, and profile message traffic.

Xacta:    develops enterprise risk management solutions to help organizations proactively manage and monitor the security of their network environments in accordance with internationally recognized industry and security standards. Xacta currently provides its solutions to agencies of the U.S. Government as well as credit unions.

Xacta has developed and is selling two products: Xacta Web C&A and Xacta Commerce Trust. Xacta Web C&A automates the rigorous and time-consuming process of security certification and accreditation. Xacta Web C&A simplifies certification and accreditation by guiding users through a step-by-step process which determines the customer’s information security posture and assesses system and network configuration compliance with applicable regulations, standards, and industry best practices and processes. With Xacta Commerce Trust, organizations are able to perform holistic security risk management on a continuous basis in accordance with internationally recognized industry standards and best practices.

The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

Systems and Support Services:    provides post-deployment and post-production software and systems development and support services including technology insertion, systems redesign and software re-engineering. The Group’s largest customer is the U.S. Army’s Communications and Electronics Command (“CECOM”). The System and Support Services Group’s principal operations are located at Fort Monmouth, NJ.

This Group was the Company’s wholly owned subsidiary, TCC, which was sold on July 19, 2002. The company has excluded this group from its operating revenues and expenses and reported as a discontinued operation according to SFAS 144 (see Note 8—Discontinued Operations).

Results from the Systems and Support Services Group at Ft. Sill were also included in the Company’s financial results until its deconsolidation in July 2000. During July 2000 the Company contributed its Ft. Sill business to TelosOK, LLC. The Company continues to have a 50% investment in TelosOK.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information concerning the Company’s reportable continuing segments for the three months ended September 30, 2002 and 2001 is shown in the following table. The “other” column includes corporate related items.

	Products	Xacta	Other(1)	Total
September 30, 2002
External Revenues	$22,101	$3,192	$—	$25,293
Intersegment Revenues	2,760	—	—	2,760
Gross Profit	340	1,112	—	1,452
Segment loss (3)	(2,911)	(842)	—	(3,753)
Total assets	22,105	1,006	23,466	46,577
Capital Expenditures	20	27	26	73
Depreciation & Amortization (2)	$103	$66	$266	$435

	Products	Xacta	Other(1)	Total
September 30, 2001
External Revenues	$19,215	$3,477	$—	$22,692
Intersegment Revenues	4,875	—	—	4,875
Gross Profit	4,165	1,381	—	5,546
Segment profit (loss) (3)	2,491	(265)	—	2,226
Total assets	19,338	5,199	19,876	44,413
Capital Expenditures	3	31	28	62
Depreciation & Amortization (2)	$91	$64	$277	$432

(1)	Corporate assets are principally property and equipment, cash and other assets.
(2)	Depreciation and amortization includes amounts relating to property and equipment, goodwill, capital leases and spare parts inventory.
(3)	Segment profit (loss) represents operating income (loss) before goodwill amortization.

The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has five separate facilities located in various states, the District of Columbia and Europe.

Note 6.    Write-off of Investment in Telos International—Filinvest, Inc.

Since 1997, one of the Company’s wholly owned subsidiaries, Telos International Corporation (“TIC”), has been a 50% owner of a joint venture between TIC and Filinvest Capital, Inc., a Philippine company. The Company accounts for this joint venture under the equity method of accounting as prescribed by APB No. 18. In the second quarter of 2001, the Company became uncertain as to whether operations under the joint venture will continue as a going concern. Accordingly, the Company determined that its investment in Telos International—Filinvest, Inc. was impaired, and reduced its investment balance in the joint venture to zero. The amount of the write-off was approximately $600,000, and is included in the Selling, general and administrative caption in the statement of operations for the three months and nine months ended September 30, 2001.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.    Subsequent Event

New Credit Facility

The Company entered into a $22.5 million Senior Credit Facility (“New Facility”) with a financial institution on October 21, 2002 (“closing date”) that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including accounts receivable, equipment and inventory. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate. This rate was 5.75% upon initial funding.

The New Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The New Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings.

As part of the agreement, holders of all Series B and C Senior Subordinated Notes have agreed to extend the maturity date thereof on or before March 31, 2003, from May 23, 2003 to a date no earlier than October 31, 2004. The Company also paid $3 million from the proceeds of the initial funding to retire $2.5 million and $500,000 of Series B and C Senior Subordinated Notes, respectively (see Note 3—Debt Obligations).

The New Facility requires an extension of the redemption dates for the Series A-1 and A-2 redeemable preferred stock from May 23, 2003 until at least October 15, 2004. As of the closing date of the New Facility, a majority of the shares have been extended with the remaining shares to be extended within 90 days of the closing date as required by the terms of the New Facility.

Note 8.    Discontinued Operations

On July 19, 2002, Telos Corporation, a Maryland corporation (“the Company”) and L-3 Communications Corporation (“L-3”) entered into a purchase agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation—California (“TCC”) to L-3 for a purchase price of approximately $20 million which includes: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account which will be paid to the Company over the next 30 months. During the 30 month period after July 19, 2002 the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 per the terms and conditions of the mutually agreed upon dispute resolution process; and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million was released and paid in August 2002 with the remaining $1.7 million being released upon certain events, terms and conditions over the course of the next five years. The resulting gain of $10.9 million included a charge of $2.5 million goodwill allocated to TCC.

According to the Purchase Agreement, the purchase price shall be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets deviate from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. This amount has been

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

invoiced and collected in October 2002. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company will adjust the gain by $2.3 million to $13.2 million. In accordance with the Company’s Senior Credit Facility, proceeds from the sale were used to pay down the Company’s Senior Credit Facility.

As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain “Non-Compete” and “No Solicitation” provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of income and the net results of these operations have been reported separately as “Income (loss) from discontinued operations”. Results from discontinued operations is reported net of tax benefit of $119,000 and $494,000 for the three and nine months ended September 30, 2002, respectively, and net of tax benefit of $197,000 and $1 million for the three and nine months ended September 30, 2001, respectively. Also included in the discontinued results from operations is allocated interest expense of $607,000 and $675,000 for the nine months ended September 30, 2002 and 2001, respectively. Interest has been allocated based on the net assets of the discontinued operation in relation to the Company’s consolidated net assets plus non-specific debt. TCC had revenue of $24.8 million and $44.0 million for the nine months ended September 30, 2002 and 2001, respectively.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

General

Sales for the first nine months of 2002 were $63.8 million, a decrease of $12.4 million or 16.3% as compared to the same 2001 period. This decrease was primarily attributable to a $11.4 million decrease in sales from the Company’s Products Group, which experienced decreased sales from its traditional contracts with the US Government such as the Infrastructure Solutions 1 (“IS-1”) contract, the Realtime Automated Personnel Identification System contract “RAPIDS”), and decreased order volume from the Group’s wireless product line. The Xacta Group also experienced a decrease in revenue, mostly due to decreased orders of its information security products and solutions.

The Company’s operating loss through the first nine months of 2002 was $6.3 million as compared to an operating income of approximately $4.6 million during the same 2001 period. Operating profitability declined principally because of decreased sales volume and reduced profit margins in the Product’s Group and increased investment in Xacta. The Company’s cost of sales includes a charge for a write-down of inventory for obsolescence of $1.7 million taken in September 2002 and was included in the Products Group cost of goods sold. Also included in cost of sales for September 2002, is an approximately $260,000 charge to cover additional anticipated bad-debt.

As of September 30, 2002, the funded backlog of the Company totaled $37.1 million, an increase of $9.1 million from December 31, 2001. Funded backlog represents aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of US Government contracts, funded by a procuring federal agency and allotted to the contracts. Total backlog (funded and unfunded) from existing contracts was approximately $43.1 million and $830.0 million as of September 30, 2002 and December 31, 2001, respectively. The significant decline in total backlog is due to the sale of TCC in July 2002 (See Note 8—Discontinued Operations). TCC was the recipient of the dual award of the US Army CECOM SEC contract. TCC was a subcontractor to ITEL Solutions, Inc., a joint venture between ILEX Systems and TCC, which was awarded the US ARMY CECOM SEC contract. It was estimated that upon successful award of competing task orders under the subcontract, total backlog from this subcontract would have been $700 million.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results of Continuing Operations

The condensed consolidated statements of operations include the results of continuing operations of Telos Corporation and its wholly owned subsidiaries. The major elements of the Company’s operating expenses as a percentage of sales for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	75.5	89.4	77.3
SG&A expenses	20.6	15.3	20.4	16.7
Goodwill amortization	—	—	—	—

Operating (loss) income	(14.8)	9.2	(9.8)	6.0
Other income	—	0.2	—	0.1
Interest expense	(2.1)	(2.9)	(2.7)	(3.3)

Income(loss) before taxes	(16.9)	6.5	(12.5)	2.8
Income tax benefit(expense)	9.0	(2.0)	4.9	(1.5)

Net (loss) income from Continuing operations	(7.9)%	4.5%	(7.6)%	1.3%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in thousands)
Sales:

Products	$22,101	$19,215	$55,219	$66,626
Xacta	3,192	3,477	8,620	9,620

Total	$25,293	$22,692	$63,839	$76,246

Gross Profit:
Products	$340	$4,165	$4,599	$13,941
Xacta	1,112	1,381	2,128	3,378

Total	$1,452	$5,546	$6,727	$17,319

Gross Margin:
Products	1.5%	21.7%	8.3%	20.9%
Xacta	34.8%	39.7%	24.7%	35.1%
Total	5.7%	24.4%	10.5%	22.7%

For the three month period ended September 30, 2002, sales increased by $2.6 million, or 11.5% to $25.3 million from $22.7 million for the comparable 2001 period. The $2.6 million increase was primarily attributable to the

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Products Group, which experienced increased sales from its revenue on traditional U.S. Government contracts such as U.S. Courts Data Communications Network Support (“DCN”), U.S. Army Recruiter Information Support System (“ARISS”) and IS-1.

Sales for the first nine months of 2002 were $63.8 million, a decrease of $12.4 million or 16.3% as compared to the same 2001 period. This decrease was primarily attributable to a $11.4 million decrease in sales from the Company’s Products Group, which experienced decreased sales from its traditional contracts with the U.S. Government such as the IS-1 and RAPIDS contracts, and decreased order volume from the Group’s wireless product line. The Xacta Group also experienced a decrease in revenue, mostly due to decreased U.S. Government orders of its information security products and solutions.

Cost of sales was 94.2% of sales for the quarter and 89.4% of sales for the nine months ended September 30, 2002, as compared to 75.5% and 77.3% for the same periods in 2001. The increases in cost of sales as a percentage of sales are primarily attributable to decreased profits realized on Product Group contracts such as the Company’s subcontracts to the Bureau of Census, and from reduced profits under Company’s wireless products business. The Company also recognized an inventory obsolescence charge of $1.7 million to adjust inventory to market value. This charge was included in cost of goods sold during the month of September 2002.

Gross profit decreased $4.1 million in the three-month period to $1.5 million in 2002, from $5.6 million in the comparable 2001 period. In the nine-month period, gross profit decreased $10.6 million to $6.7 million from $17.3 million in 2001. These decreases are attributable to the decreases in overall sales volume discussed above with a relatively higher percentage of sales concentrated in lower margin products. Gross margins were 5.7% and 10.5%, respectively, for the three and nine month periods of 2002 as compared to 24.4% and 22.7%, respectively, for the comparable periods of 2001.

Selling, general, and administrative expense (“SG&A”) increased by approximately $1.7 million or 48.6%, to $5.2 million in the third quarter of 2002 from $3.5 million in the comparable period of 2001. For the nine-month period of 2002, SG&A increased $200,000 to $13.0 million compared to $12.8 million for the same period in 2001. The increase in SG&A expenses for the third quarter from 2001 to 2002 are primarily due to a larger allocation of SG&A to discontinued operations in 2001 than in 2002.

SG&A as a percentage of revenues increased to 20.6% for the third quarter of 2002 from 15.3% in the comparable 2001 period. SG&A as a percentage of revenues for the nine-month period ended September 30, 2002 increased to 20.4% from 16.7% in the same period in 2001.

Goodwill amortization expense for 2001 has been reported separately under operating income (loss) from discontinued operations to account for the sale of “TCC”. Beginning January 2002 the Company no longer depreciates its goodwill asset according to SFAS 142. However, the remaining goodwill was expensed as a component of the sale of “TCC” (see Note 8—Discontinued Operations).

Income from continuing operations decreased by $3.0 million to a loss of approximately $2.0 million in the three-month period ended September 30, 2002 from approximately $1.0 million of profit from continuing operations in the comparable 2001 period. This decrease in profit from continuing operations is due to the gross profit decreases and SG&A increases discussed above. Profit from continuing operations decreased $5.8 million to a $4.8 million loss for the nine months ended September 30, 2002 from a $1.0 million profit from continuing operations for the nine-month period ended September 30, 2001. This decrease in profit from continuing operations for the nine-month period is mostly attributable to the decrease in gross profit discussed above.

Interest expense from continuing operations decreased approximately $128,000 to $535,000 in the third quarter of 2002 from approximately $663,000

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million in the comparable 2001 period, and decreased approximately $782,000 to $1.7 million for the nine months ended September 30, 2002 from $2.5 million for the comparable 2001 period. These decreases are primarily due to decreased debt levels in the third quarter of 2002 compared to 2001.

The Company recorded an income tax benefit from continuing operations for the three and nine month periods ended September 30, 2002 of approximately $2.3 and $3.1 million, respectively. The income tax provision was approximately $458,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively. The tax benefit at September 30, 2002 is primarily due to the losses generated by the Company. The Company’s net deferred tax assets totaled $11.4 million at September 30, 2002. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses in amounts sufficient to realize the net deferred tax assets.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, the Company used $4.5 million of cash for its operating activities. This usage of cash was principally due to losses incurred in operations. Investing activities accounted for approximately $16 million of cash generated primarily from the sale of “TCC” (See Note 8—Discontinued Operations). The Company used most of the proceeds to pay down the balance of the senior credit facility.

At September 30, 2002, the Company had outstanding debt and long-term obligations of $19.8 million, consisting of $1.2 million under the secured senior credit facility, $8.2 million in subordinated debt, and $10.4 million in capital lease obligations.

Senior Credit Facility

At September 30, 2002, the Company had an outstanding balance of $1.2 million on its $3 million Senior Credit Facility (the “Facility”). Subsequent to the sale of the Company’s wholly owned subsidiary, TCC, on July 19, 2002 (see Note 8—Discontinued Operations), the balance on the Facility was paid off from the proceeds of the sale. The Facility was amended on August 13, 2002 to reduce the maximum balance of the Facility to $3 million, and the maturity date was changed to August 30, 2002. Additional amendments extended the maturity to October 11, 2002. The Facility has been classified as a current liability at September 30, 2002 as it has a term of less than one year.

New Senior Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility agreement (“New Facility”) with a financial institution that matures on October 21, 2005 and is collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable. The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company’s working capital requirements. The New Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The New Facility also requires the Company to meet certain net worth and operating goals.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement requires the Company to cease amortization of goodwill, and goodwill is tested for impairment at least annually at the reporting unit level. Goodwill is tested for impairment on an interim basis if any event occurs or

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

circumstances change that would “more likely than not” reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. The Company adopted the provisions of SFAS 142 on January 1, 2002. The Company no longer amortizes goodwill to expense, but instead reviews goodwill periodically for impairment. The adoption of SFAS 142 reduced goodwill amortization expense by $250,000 annually. No material changes to the carrying value of goodwill were made as a result of the adoption of SFAS 142.

In July 2002, SFAS No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue. No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 to determine the Statements impact on the Company’s financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements.

These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.”

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions which in the present period of economic downturn may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the Company’s investment in Enterworks and TelosOK, the success of the Company’s wholly-owned subsidiary, Xacta, and the Company’s continued access to ongoing development and product support.

While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company’s operating results could be adversely impacted.

It should also be noted that post September 11, 2001, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization. While the Company believes its products and services are well positioned to benefit from such post September 11 demands, the

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

magnitude of such events certainly serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to so protect its intellectual property. With regard to the Company’s wholly owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. Similarly, the intellectual property associated with our wireless division and our automated message handling system division requires constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company’s ownership of its intellectual property could, therefore, materially and adversely impact the Company.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt obligations.

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility and New Senior Credit Facility (See Note 7—Subsequent Events). The facility in place at September 30, 2002 bears interest at 1.5%, subject to certain adjustments, over the bank’s base rate. The weighted average interest rate for the first nine months of 2002 was 5.5%. This facility expired on October 11, 2002 and had an outstanding balance of $1.2 million at September 30, 2002. The New Facility agreement entered into in October 2002 bears interest at 1.25%, subject to certain adjustments, over the bank’s base rate. The interest rate on the closing date of October 21, 2002 was 5.75%.

The Company’s other debt at September 30, 2002 consists of Senior Subordinated Notes B, and C, which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes principal balance at September 30, 2002 is approximately $8.2 million, and this principal matures on May 23, 2003. In conjunction with the New Facility, the noteholders agreed to extend the maturity date of the Notes on or before March 31, 2003, to a date no earlier than October 31, 2004. The Company has no cash flow exposure due to rate changes for its Senior subordinated Notes.

Item 4.     Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), within 90 days prior to the filing of this quarterly report, and concluded that those disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company intends to review and evaluate the design and effectiveness of the controls on an ongoing basis with the intention of improving such controls and to correct in a timely manner any deficiencies that may be discovered. The Company’s goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the business. While the Company believes the present design of the disclosure controls and procedures is effective to achieve our goals, future events affecting the business may cause us to significantly modify disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is party to various lawsuits arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, based upon the Company’s present understanding of its legal matters, it is of the opinion such matters for this quarter, if adversely determined, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or of cash flows.

Item 3.     Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $4.2 million for the Series A-1 and A-2 Preferred Stock at September 30, 2002.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Cumulative undeclared dividends as of September 30, 2002 accrued for financial reporting purposes totaled $32.2 million. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $28,234,000.

The Company has not declared or paid dividends on its public preferred stock since 1991, based upon the Company’s interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits:    1) 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 2)99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:    The Company reported the new Loan and Security Agreement with Foothill Capital Corporation on Form 8-K filed with the Commission on November 1, 2002.

Items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2002	TELOS CORPORATION

/s/ Thomas J. Ferrara Thomas J. Ferrara (Principal Financial Officer & Principal Accounting Officer)

CERTIFICATIONS

I, David S. Aldrich, Chief Executive Officer of Telos Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Telos Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David S. Aldrich

Chief Executive Officer

CERTIFICATIONS

I, Thomas J. Ferrara, Chief Financial Officer of Telos Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Telos Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas J. Ferrara

Chief Financial Officer