Form 10-K
period 2002-12-31
TELOS CORP
filed 2003-03-31
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

No public market exists for the registrant’s Common Stock.

As of December 31, 2002, the registrant had 21,171,202 shares of Class A Common Stock, no par value; 4,037,628 shares of Class B Common Stock, no par value; and 3,185,586 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, outstanding.

INCORPORATION BY REFERENCE:

None

Number of pages in this report (excluding exhibits): 66

PART 1

Item 1. Business

History and Introduction

Founded in 1968, Telos Corporation (“Telos” or the “Company”) delivers enterprise security and integration solutions and services to the U.S. Government worldwide. Telos addresses critical needs of customers through its solutions in the area of secure wireless networking, secure message handling, secure local area networks (“LAN”) data integration and enterprise risk management.

Our principle offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. Our home page is www.telos.com. You can learn more about the Company by reviewing our SEC filings on our web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Telos. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Since 1996, Telos has identified and sold a number of business units that were considered as no longer material to its operational objectives and strategic direction. Most recently in 2002 Telos sold its wholly owned subsidiary, Telos Corporation-California (TCC) for approximately $20 million dollars. In 2000, Telos contributed the net assets of its Ft Sill operations to a newly created joint venture with Oklahoma investors, resulting in a 50% ownership of TelosOK LLC for consideration of $9 million dollars consisting of cash, accounts receivable and a note receivable. The Company sold the remaining 50% ownership in TelosOK LLC in March 2003. See Note 13 Subsequent Events for more information. In 1999, Enterworks, a subsidiary of Telos, was significantly funded by third parties and deconsolidated from Telos. Telos presently owns 21.5% of Enterworks Stock.

Reportable Operating Segments

The Company’s operations, as of December 31, 2002, are comprised of two operating segments: the Products Group and Xacta Corporation (“Xacta”), a wholly owned subsidiary. Prior to July 2002, the Company had three operating segments. The third operating segment, Systems and Supports Services consisting primarily of a wholly owned subsidiary, Telos Corporation-California (TCC), was sold on July 19, 2002 and is being treated as a discontinued operation according to SFAS 144. For additional information related to this transaction refer to the Consolidated Financial Statements Note 4 – Sale of Telos Corporation-California. All historical financial information has been reclassified to be consistent with the current segment presentation. Financial information with respect to the Company’s operating segments appear in Note 12, “Reportable Business Segments”, in the Notes to Consolidated Financial Statements.

Products Group: The Company’s Products Group delivers solutions that combine information technology products and services to address various customer issues and requirements. Solutions from the Products Group consist of a combination of commercial-off-the-shelf (“COTS”) products from major original equipment manufacturers (“OEMs”), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. Product lines include, among others, secure wireless networking and secure messaging solutions. Telos’ secure wireless networking solutions enable customers to securely access databases from non-networked locations thereby permitting the customer to safely and securely perform its required tasks. Telos’ secure messaging solution, known as the Automated Message Handling System (“AMHS”), is a recognized standard within the Department of Defense. The AMHS solution enables users to securely access, send, search, and profile message traffic. For 2002, the Products Group generated revenue of $78.8 million, down 20.1% from 2001 due in part to a $8.7 million decrease in revenue from product lines that the company has closed out, a delay in the roll-out of the wireless solution, and lower commodity sales in our IS-1 and U.S. Courts contracts. The Products Groups’ revenue represents 87.1% of the Company’s total reported consolidated revenue for 2002. Customers of the Products Group are primarily agencies of the U.S. Government including the military services, various other Defense Agencies, the Treasury Department, the U.S. Courts and various other civilian agencies of the U.S. Government.

Xacta Corporation: Xacta develops enterprise risk management software and related solutions to help organizations to proactively manage and monitor the security of their network environments in accordance with internationally recognized industry and security standards. Xacta has developed and sells two products: Xacta Web C&A and Xacta Commerce Trust. Xacta Web C&A automates the rigorous and time-consuming process of security certification and accreditation. Xacta Web C&A simplifies certification and accreditation by guiding users through a step-by-step process which determines the customer’s information security posture and assesses system and network configuration compliance with applicable regulations, standards, and industry best practices and processes. With Xacta Commerce Trust, organizations are able to perform holistic security risk management on a continuous basis in accordance with internationally recognized industry standards and best practices. For 2002, Xacta generated revenue of $11.7 million, down 13.7% from 2001 due to decreased orders for its information security products and solutions, which represents 12.9% of the Company’s total consolidated revenue for 2002. Xacta currently sells its solutions to agencies of the U.S. Government, state and local agencies, as well as federally insured depository institutions.

Systems and Support Services (sold July 2002): This group provides post-deployment and post-production software and systems development and support services including technology insertion, systems redesign and software re-engineering. The Group’s principal operations are located in proximity to its largest customer, the U.S. Army’s Communications and Electronics Command (“CECOM”), located at Fort Monmouth, NJ.

This Group consisted primarily of the Company’s wholly owned subsidiary, TCC, which was sold on July 19, 2002. The company has excluded this group from its operating revenues and expenses and reported as a discontinued operation according to SFAS 144.

Results from the Systems and Support Services Group at Ft. Sill were also included in this groups financial results until its deconsolidation in July 2000. During July 2000 the Company contributed its Ft. Sill business to TelosOK LLC. The Company remained as the prime contractor on the Ft. Sill contract until March 2002 when the contract was novated by the U.S. Government to TelosOK LLC. The Company sold its remaining interest in TelosOK LLC March 10, 2003. More information with respect to the sale of the Company’s interest in TelosOK LLC appears in Note 13, “Subsequent Events”, in the Notes to Consolidated Financial Statements which note is hereby incorporated by reference.

Revenue by Major Market and Significant Customers

The Company derived 95.8%, 96.7% and 94.2% of its revenues from contracts and subcontracts with the U.S. Government in 2002, 2001 and 2000, respectively. Total consolidated revenue derived from the U.S. Government for includes 31.6%, 36.2% and 43.8% of revenue from contracts with the United States Army for 2002, 2001 and 2000, respectively, 24.2%, 34.1% and 34.3% of revenue with other Department of Defense customers for 2002, 2001 and 2000, respectively, and 32.0%, 29.7% and 21.9% of revenue from Federal Civilian Agencies for 2002, 2001 and 2000, respectively. Revenue from Federal Civilian Agencies includes revenue of 49.4%, 70.8% and 71.6% for 2002, 2001 and 2000, respectively from the U.S. Courts.

Government Contracts

The U.S. Government is the Company’s primary customer. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the U.S. Government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company is generally reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

Although in the past contract and program modifications, curtailments or terminations have not had a material adverse effect on the Company, no future assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on the financial condition or results of operations of the Company.

The Company’s business with the U.S. Government and other customers is generally performed under time-and-materials and fixed-price contracts. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-priced contracts, the Company is required to provide services or stipulated products for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate final costs or to control costs during the contract performance could result, and in some instances has resulted, in reduced profits or losses for particular contracts.

During fiscal year 2002 approximately 77.3% and 22.7% of the Company’s revenues were derived from fixed-price and time-and-materials contracts, respectively.

Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and possible adjustments to the approved provisional rates. These approved provisional rates are established at the beginning of each calendar year for billing, revenue, and pricing purposes. At the end of each calendar year, actual indirect rates are determined and submitted to DCAA through Incurred Cost Submissions for audit purposes of determining final audited indirect rates. These final audit indirect rates are used to “close-out” contracts for that calendar year and true-up contract billings and possible revenues for the calendar year on contracts that are still active and ongoing. Substantially all the Company’s indirect contract costs and final indirect rates have been agreed upon through calendar year 1995. Proposed actual year-end indirect rates and costs for calendar years 1996 through 1999 are currently under audit. Contract revenues for subsequent years have been recorded based on provisional rates and in some cases trued-up to year-end actual rates when “quick close-outs” are required and expected to be confirmed subject to the above referenced audit process. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for such years.

Competition

The segments of the industry in which the Company operates are highly fragmented with no single company or small group of companies in a dominant position. Some of the large competitors offer capabilities in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused upon only one or a few of these markets. The firms that compete with the Company are computer services firms, applications software companies and consulting firms, the computer service arms of computer manufacturing companies and defense and aerospace firms.

The Company believes that the principal competitive factors in the segments of the enterprise integration and security solutions market in which it competes include project management capability, technical expertise, reputation for providing quality service, price and contract vehicles. The Company believes its technical competence in computer engineering, systems software, will enable it to compete favorably in the information and network technology market.

Employees

The Company employed 358 people as of December 31, 2002. The services the Company provides require proficiency in many fields, such as computer science, information security and vulnerability testing, wireless networking technologies, physics, engineering, operations research, economics, and business administration. Of the total Company personnel, 153 are in the Products Group and 111 in Xacta. An additional 94 employees provide corporate and administrative services functions.

Backlog

Many of the Company’s contracts with the U.S. Government are funded year to year by the procuring U. S. Government agency as determined by the U.S. Government and the procuring agencies’ fiscal requirements. Such a contracting process results in two different categories of backlog: funded and unfunded. Total backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time over the life of its contracts, whether funded or not. Funded backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of U.S. Government contracts, when funded by the procuring U. S. Government agency and allotted to the specific contracts. Unfunded backlog is the difference between total backlog and funded backlog. Included in unfunded backlog are revenues which may be earned only if customers exercise delivery orders and/or renewal options to continue such existing contracts.

A number of contracts undertaken by the Company extend beyond one year and accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in the Company’s backlog.

At December 31, 2002 and 2001, the Company had total backlog from existing contracts of approximately $31.7 million and $830.0 million, respectively. This is the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the customer, over periods extending up to seven years. The decrease in total backlog is primarily attributable to the sale of TCC which included a dual award of the US Army CECOM SEC contract to the Company’s 50% owned joint venture, ITel Solutions. The Company was a subcontractor to this joint venture, and estimated upon the successful award of competing task orders total backlog up to approximately $700 million.

Approximately $28.9 million and $28 million of the total backlog was funded backlog at December 31, 2002 and 2001, respectively.

While backlog remains a measurement consideration, in recent years the Company, as well as other U.S. Government contractors, experienced a change in the manner in which the U. S. Government procures equipment and services. These procurement changes include the growth in the use of General Services Administration (“GSA”) schedules which allow agencies of the U.S. Government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees. Such contracts generally require extensive marketing efforts by the awardees to procure business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that the Company continues to aggressively pursue.

Item 2. Properties

The Company leases 191,700 square feet of space for its corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at the Company’s option. This facility supports all of the Company’s operating segments.

The Company subleases 21,816 rentable square feet of space at its Ashburn, Virginia facility to its affiliate, Enterworks, Inc. for its corporate headquarters and operating segments. This sublease will expire on March 31, 2003.

The Company leases additional space for regional contract work sites, training and sales offices in 5 separate facilities located in California, New Jersey, the District of Columbia and Europe under various leases, which expire on various dates through March of 2006.

Item 3. Legal Proceedings

The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of common shareholders was held on November 13, 2002. There were two matters presented for vote at the meeting. The first was the election of directors. The shareholders of the common stock necessary to constitute a quorum were present either in person or represented by proxy or attorney. Dr. Fred Charles Ikle, John B. Wood, Norman P. Byers, Dr. Stephen D. Bryen, and David S. Aldrich were elected to a term of approximately one year, a term to expire at the next annual meeting of shareholders upon the election of their successors. Effective February 24, 2003, Mr. Aldrich resigned as director of the Company.

The second matter presented for vote was the resolution to modify the Long Term Incentive Plan which was adopted, and provided the Company to grant stock options in the Telos DE and Xacta DE subsidiaries, and that such options can be exercised only upon a change of control or other specifically designated events.

With regard to the holders of the 12% Cumulative Exchangeable Preferred Stock, shareholders of such stock necessary to constitute a quorum were not present and, therefore, the nominations of Malcolm M.B. Sterrett and Geoffrey B. Baker were not considered. Subsequent to the shareholders meeting, Malcolm M.B. Sterrett, appointed Geoffrey B. Baker and himself to fill the term, for a period of one year, to expire at the next annual meeting of shareholders, and upon the election of their successors. Such appointment by Mr. Sterrett was consistent with Article Fifth (C)7(b)(vi) of the Company’s Articles of Amendment and Restatement.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

No public market exists for the Company’s Class A or Class B Common Stock. As of December 31, 2002, there were 94 holders of the Company’s Class A Common Stock and 5 holders of the Company’s Class B Common Stock.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this document.

OPERATING RESULTS

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(amounts in thousands)
Sales (1)	$90,517	$112,188	$96,881	$93,663	$114,771
(Loss) income from continuing operations	(7,474)	1,507	(925)	(20,751)	(15,787)
Discontinued operations:
(Loss) income from discontinued	(1,078)	(2,178)	(869)	10,772	6,616
Gain on sale of TCC	12,577	—	—	—	—
Income (loss) before extraordinary items	4,025	(671)	(1,794)	(9,979)	(9,171)
Extraordinary items (2)	—	—	—	8,015	—
Net income (loss)	4,025	(671)	(1,794)	(1,964)	(9,171)

FINANCIAL CONDITION

	As of December 31,
	2002	2001	2000	1999	1998
	(amounts in thousands)
Total assets (1)	$45,020	$48,760	$71,781	$51,899	$90,902
Long-term debt (3)	11,797	20,566	32,846	25,045	54,651
Capital lease obligations, long-term (4)	10,647	10,722	11,030	11,362	11,710
Senior redeemable preferred stock (5)	7,327	6,903	6,480	6,054	5,631
Class B redeemable preferred stock	—	—	—	—	—
Redeemable preferred Stock (5)	53,561	47,876	42,352	36,975	31,729

(1)	See Notes 2, 3 & 4 to the Consolidated Financial Statements in Item 8 regarding the sale of Telos Corporation (California), the contribution of Ft. Sill assets and the deconsolidation of Enterworks.

(2)	See Note 2 to the Consolidated Financial Statements in Item 8 regarding the extraordinary item relating to the concurrent transactions of the Enterworks private placement.

(3)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding long-term debt obligations of the Company. Total long-term debt obligations include amounts due under the Senior Credit Facility and Subordinated Notes.

(4)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.

(5)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Government oversight

As a U.S. Government contractor, the Company is subject to U.S. Government oversight. The U.S. Government may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the U. S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. Although the outcome of such investigations and inquiries cannot be predicted, in the opinion of management, there are no claims, audits or investigations pending against the Company that are likely to have a material adverse affect on the Company’s business or its consolidated results of operations, cash flows or financial position.

General

During 2002, the Company continued to focus on its commitment to creating unique, value added solutions, and reducing corporate indebtedness.

The Company created value added solutions through its wholly-owned subsidiary, Xacta, to address the ever increasing market for reliable and secure communication. Xacta provides solutions to both U.S. Government and commercial customers to handle certain of these critical security requirements. Specifically, Xacta solutions help organizations proactively manage and monitor the security of their network environments in accordance with internationally recognized information security and privacy standards, regulations, guidelines and industry best practices.

The Company’s Products Group continues to better serve its customers with innovative product offerings, including the Products Group’s secure wireless networking and secure messaging solutions. Telos’ secure wireless networking solutions allow customers to securely and safely access databases from non-networked locations. Telos’ secure messaging solution is known as the Automated Message Handling System (“AMHS”) and is recognized as a standard within the Department of Defense. The AMHS solution allows users to securely access, send, search, and profile message traffic.

The Company made significant strides in reducing corporate indebtedness in 2002. The Company’s term facility balance has been reduced by approximately 47% from the December 31, 2001 balance, primarily due to cash received from the sale of TCC. The Company was also able to retire $3 million of its Series C Subordinated Notes in 2002. For more information on the sale of TCC, see Note 4 to the Consolidated Financial Statements on the Sale of Telos Corporation (California).

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions including those related to contract percentage of completion methodology for revenue recognition purposes, inventories, long-lived assets, warranty obligations, income taxes, contingencies and litigation and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

The Company recognizes revenue from time and materials contracts as services are performed and costs are incurred. Revenue from fixed price services contracts is generally recognized over the contract term using the percentage of completion method. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of a change is recorded in the period the change in estimate occurs. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated. The Company generally recognizes product revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized as such services are performed.

Inventories are stated at the lower of cost or market, where cost is determined primarily on the first-in, first-out method. Inventories consist primarily of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts utilized to support certain maintenance contracts. Spare parts inventory is amortized on a straight-line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company’s overall obsolescence experience and its assessment of future inventory requirements.

We record a liability in connection with various warranty obligations. Our warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required, resulting in additional income statement charges.

We record a valuation allowance to adjust our deferred tax asset that is more likely than not to be realized. In the event that we can no longer substantiate future liabilities based on projected earnings, the adjustment to the deferred tax asset would decrease income in the period such determination is made.

Exit From the Systems and Support Services Business

The Company has completed its exit from the Systems and Support Services business with the sale of TCC in July 2002. The Solutions Services Group was characterized primarily by large, long-term time-and-material services contracts with consistent and predictable revenue and cash flow streams. With the exit from such business, the Company is now more reliant on short term, less predictable revenue and cash flow streams, although with projected higher margins from its realigned business opportunities. Such a possible negative impact to the Company’s liquidity, however, is projected to be offset by its focus on Xactas’ product subscription offering, which, as a subscription, is paid for by the customer upon sale.

The Company sold its 50% share of TelosOK LLC, on March 10, 2003 which is reported in Note 13 “Subsequent Events” of the Consolidated Financial Statements. The primary business of TelosOK LLC was to provide post-deployment and post-production software and systems development and support services including technology insertion, system redesign and software re-engineering. The largest customer of TelosOK LLC was the U.S. Army’s Communications and Electronics Command (“CECOM”) with significant operations at Ft. Sill in Lawton, Oklahoma. TelosOK LLC tasks were performed on a time and materials basis and on a firm fixed price basis.

Results of Operations

The Company did not receive its anticipated volume of orders by September 30, 2002, the end of the U.S. Government fiscal year. In addition, the 2003 U.S. Government budget approval process was delayed by several months. Such negative factors caused the Company to experience a decline in sales from the fourth quarter of 2002 as compared to the comparable period in 2001.

Approximately 95.8% of the Company’s total revenues in 2002 were attributable to contracts with the U.S. Government. The Company’s revenues are generated from a number of contract vehicles. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk as the Company has limited long-term fixed price development contracts. The Company’s firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The company’s time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2002, revenue by contract type was as follows: time and materials, 22.7% and firm fixed price 77.3%. While the Company has not experienced any significant recent terminations or contract renegotiations, U.S. Government contracts may be terminated or renegotiated at any time at the convenience of the U.S. Government.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated. The financial data has been reclassified to present all years reported consistent with current operating segments:

	Year Ended December 31,
	2002		2001		2000
	(dollar amounts in thousands)
Sales	$90,517	100.0%	$112,188	100.0%	$96,881	100.0%
Cost of sales	79,457	87.8	89,258	79.6	80,952	83.6
Selling, general and administrative expenses	19,557	21.6	18,535	16.5	13,247	13.7

Operating (loss) income from continuing operations	(8,497)	(9.4)	4,395	3.9	2,682	2.8
Interest expense	(2,348)	(2.6)	(3,195)	(2.8)	(3,491)	(3.6)
Other income	10	—	67	0.1	92	0.1

(Loss) income from continuing operations before taxes	(10,835)	(12.0)	1,267	1.1	(717)	(0.7)
Income tax benefit (provision)	3,361	3.7	240	0.2	(208)	(0.2)

(Loss) income from continuing operations	(7,474)	(8.3)	1,507	1.3	(925)	(1.0)
Loss from discontinued operations	(1,078)	(1.2)	(2,178)	(1.9)	(869)	(0.9)
Gain on sale of TCC	12,577	13.9	—	—	—	—

Net income (loss)	$4,025	4.4%	$(671)	(0.6)%	$(1,794)	(1.9)%

Financial Data by Operating Segment

The Company has two reportable operating segments: Products and Xacta. Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

	Year Ended December 31,
	2002	2001	2000
	(dollar amounts in thousands)
Sales:
Products	$78,819	$98,630	$87,799
Xacta	11,698	13,558	9,082

Total	$90,517	$112,188	$96,881

Gross Profit:
Products	$7,943	$17,998	$13,399
Xacta	3,117	4,932	2,530

Total	$11,060	$22,930	$15,929

Gross Profit Percentage:
Products	10.1%	18.2%	15.3%
Xacta	26.6%	36.4%	27.9%
Total	12.2%	20.4%	16.4%

Results of Continuing Operations

Sales from continuing operations decreased $21.7 million or 19.3% to $90.5 million for the year ended December 31, 2002, from $112.2 million for the comparable 2001 period. The decrease for the period includes an $19.8 million decrease in Product’s sales, and a decrease of $1.9 million in Xacta revenue. The Company’s Products Group revenues declined $19.8 million in 2002 from 2001 due in part to $8.7 million from product lines that the Company closed out after 2001. The remaining $11.1 million decrease is due to a delay in the roll-out of the wireless solution and lower commodity sales in our IS-1 and courts contracts. The Xacta Group decrease in revenue was primarily due to decreased orders of information security products and solutions.

Cost of sales was 87.8% of sales for the year ended December 31, 2002, as compared to 79.6% for the same period in 2001. The increase in cost of sales as a percentage of sales were primarily attributable to decreased profits realized on Product Group contracts such as the Company’s subcontracts to the Bureau of Census, and from reduced profits under the Company’s wireless products business. The reduction in the wireless products business profits were caused primarily by delays in projected orders while maintaining personnel and infrastructure costs necessary to fulfill such orders. Xacta also experienced lower margins as a result of a decrease in sales volume. The Company recognized inventory obsolescence charges of $2.2 million during 2002 cosisting primarily of $1.7 million to adjust certain software inventory to market value. This charge was taken due to the age of the inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Such obsolescence charge was included in cost of goods sold during the month of September 2002. The Company also recognized a reserve for bad debt of $470,000 to during the year 2002 as an estimate of uncollectable accounts receivable at December 31, 2002.

Gross profit decreased $11.9 million in the twelve-month period to $11.1 million in 2002, from $22.9 million in the comparable 2001 period. The decrease is attributable to the decreases in overall sales volume discussed above with a relatively higher percentage of sales concentrated in lower margin products.

Selling, general, and administrative expense (“SG&A”) remained flat on a fixed dollar basis in 2002 compared to 2001. SG&A, however, increased as a percentage of revenue from 16.5% in 2001 to 21.6% in 2002 primarily due to the sale of TCC and the resulting reclassification of revenues and expenses as discontinued operations. The Company also recorded employee costs related to certain severance agreements resulting in a $960,000 charge to SG&A in fiscal 2002. Also included in SG&A is a reserve in the amount of $1.5 million to reduce the carrying amount of Notes Receivable from Enterworks to $0. See Note 2 “Investment in Enterworks” in the Notes to the Consolidated Financial Statements for more information. In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company has reduced the carrying amounts of Enterworks notes receivable and investment account to zero during 2001 and 2002, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes receivable and Enterworks investment account. The Company has therefore, recognized a reserve in the amount of $397,000 in December 2002 to accrue costs related to an agreement with Enterworks to provide certain administrative and support services and sub-leased office space for a period of six months ending June 30, 2003.

Goodwill amortization expense for 2001 has been reported separately under operating income (loss) from discontinued operations to account for the sale of “TCC”. Beginning January 2002 the Company no longer amortizes its goodwill asset according to SFAS 142. The Company no longer carries a Goodwill asset as a result of the sale of TCC in 2002. (see Note 4 – Sale of Telos Corporation (California)).

Interest expense from continuing operations decreased approximately $847,000 to $2.3 million for the year ended December 31, 2002 from approximately $3.2 million in the comparable 2001 period. These decreases are primarily due to decreased debt levels in 2002 as compared to 2001.

In order to present the statement of operations in accordance with APB 18, the revenues and costs of sales for the Ft. Sill operation contributed to TelosOK LLC were presented in one line item “Equity in Net Earnings of TelosOK LLC for the year ended December 31, 2000 (See Note 3). Consistent with prior years, the Company, under APB 18, is unable to recognize its pro rata share of the income generated by TelosOK LLC for 2002, as the Company’s capital account for TelosOK LLC is negative.

The Company recorded an income tax benefit from continuing operations for the year ended December 31, 2002 and 2001 of approximately $3.4 million and $240,000, respectively. The tax benefit at December 31, 2002 is primarily due to net operating loss carry forwards associated with the losses generated by the Company. The Company’s net deferred tax assets totaled $11.5 million at December 31, 2002. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses in amounts sufficient to realize the net deferred tax assets.

Profit from continuing operations decreased $9.0 million to a $7.5 million loss from continuing operations for the year ended December 31, 2002 from a $1.5 million profit from continuing operations for the same period in 2001. Such a decrease in profit from continuing operations is mostly attributable to the decrease in gross profit discussed above.

Discontinued Operations

Telos Corporation-California

The Company reported a loss from discontinued operations of $1.1 million, $2.2 million and $869,000 in 2002, 2001 and 2000, respectively. In addition to the 2002 loss from discontinued operations, the Company reported a one-time gain of $12.6 million for the sale of TCC.

Years ended December 31, 2001 and 2000

Sales increased $15.3 million or 15.8% to $112.2 million for the year ended December 31, 2001, from $96.9 million for the comparable 2000 period. The increase includes a $10.8 million increase in Products’ sales and an increase of $4.5 million in Xacta revenue. This increase in revenue is primarily due to increased sales in Xacta’s information security product line of $4.5 million and an increase in the Product’s Group Rapids contract of $4.7 million.

Cost of sales was 79.6% of sales for the year ended December 31, 2001, as compared to 83.6% for the same period in 2000. The decrease in cost of sales as a percentage of sales is primarily attributable to increased profits realized under certain Products contracts including, but not limited to, increased profits realized on Products Group traditional contracts, such as IS-1 and US Courts, and from increased profits from sales of the Company’s information security product line.

Gross profit increased approximately $7.0 million to $22.9 million in 2001 from $15.9 million in 2000. Gross margin was 20.4% for 2001 as compared to 16.4% for the same period of 2000. The increase in gross margin was attributable to the cost of sales decreases explained above.

Selling, general, and administrative expense (“SG&A”) increased by approximately $5.3 million or 39.9%, to $18.5 million for the year ended

December 31, 2001 from $13.2 million in the comparable period of 2000. This increase is due primarily to the Company’s increased investment in the product development, sales and marketing effort for Xacta and two one-time charges of approximately $600,000 to write-off of an investment made in an international joint venture, and a $1.8 million reserve recorded against the Enterworks notes receivable held by the Company (See Note 2 to the Financial Statements). SG&A as a percentage of revenues for the twelve-month period ended December 31, 2001 increased to 16.5% from 13.7% compared to the same period in 2000.

Income from continuing operations for 2001 was $1.5 million, as compared to a loss from continuing operations of $925,000 in 2000. Profitability increased principally as a result of increased sales volume from both Groups, coupled with improved profits under the Company’s traditional businesses and its information security channel business in its Products Group as well as increased margins in its Xacta subsidiary.

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility agreement (“Facility”) with a financial institution that matures on October 21, 2005 and is collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable. The amount of any borrowings fluctuates based upon the underlying asset borrowing base as well as the Company’s working capital requirements. The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain net worth and operating goals. At December 31, 2002, the Company had outstanding borrowings of $6.6 million and available credit of $4.9 million on the facility. As of December 31, 2002, the interest rate on the facility was 5.75%.

The Company’s subordinated notes are held principally by common shareholders and totaled $5.2 million at December 31, 2002. These subordinated notes bear interest at rates between 14% and 17%, due and payable on October 31, 2004. During 2002, the Company paid $1.1 million in interest to subordinated note holders.

The Company currently has two primary classes of redeemable preferred stock – Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At December 31, 2002 the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $60.9 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During 2002, the Company recorded $4.2 million of dividends on the two classes of redeemable preferred stock. Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is due on October 31, 2004, and on or before August 15, 2004, to the extent the redemption date of the Preferred Stock has not been extended to a date later than October 31, 2005, Preferred Stockholders agree to extend the redemption date to a date no earlier than October 31, 2005, subject to the legal availability of funds. Mandatory redemption for the Public Preferred Stock is required from 2005 through 2009, subject to the legal availability of funds.

Cash used by operating activities was $9.3 million in 2002, due primarily to the operating losses the Company incurred during the year. Cash provided by investing activities was $18.2 million in 2002. This is primarily due to proceeds of the sale of Telos Corporation (California) during July 2002 partially offset by $338,000 in capital expenditures. The Company used cash for financing activities in the amount of $8.7 million in 2002, consisting primarily of $3 million in payments made to reduce the Subordinated Debt and $5.8 million in payments to reduce the Facility.

In July 2000, the Company entered into a subscription agreement with certain investors that provided for the formation of an Oklahoma limited liability company, TelosOK, LLC (See Note 3 to the Consolidated Financial Statements). The Company owns 50% of this joint venture and has guaranteed 50% of the outstanding balance of a term loan TelosOK LLC has with a bank. The balance of this loan was $1.5 million at December 31, 2002. In March 2003, the Company disposed of the remaining 50% ownership interest in TelosOK LLC and was released from the loan guarantee (See discussion in Note 13 – Subsequent Events).

Capital Expenditures

The Company believes that its business is generally not capital intensive. Capital expenditures for property and equipment were $338,000 in 2002, $656,000 in 2001 and $1.7 million in 2000. The Company anticipates capital expenditures of approximately $900,000 in 2003; however, there can be no assurance that this level of capital expenditures will occur.

Capital Leases and Related Obligations

The Company has various lease agreements for property and equipment that have met one or more of the tests, as defined in FAS 13 “Accounting for Leases”, that require recording the present value of the minimum lease payments for such equipment and property as an asset in the Companys consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease.

Inflation

The rate of inflation has been moderate over the past five years and, accordingly, has not had a significant impact on the Company. The Company has generally been able to pass through increased costs to customers through higher prices to the extent permitted by competitive pressures. The Company’s cost reduction efforts have generally offset the effects of any inflation on the Company’s performance.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement requires the Company to cease amortization of goodwill, and goodwill is tested for impairment at least annually at the reporting unit level. Goodwill is tested for impairment on an interim basis if any event occurs or circumstances change that would “more likely than not” reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. The Company adopted the provisions of SFAS 142 on January 1, 2002. The Company no longer amortizes goodwill to expense, but instead reviews goodwill periodically for impairment. The adoption of SFAS 142 reduced goodwill amortization expense by $250,000 annually. No material changes to the carrying value of goodwill were made as a result of the adoption of SFAS 142. As of December 31, 2002, the Company did not have any goodwill balances due to the sale of TCC in July 2002.

In October 2001, FASB Statement No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-lived Assets” was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. The Company has restated the Consolidated Financial Statements to account for the sale of TCC as a discontinued operation in accordance with SFAS 144. For more information, refer to Note 4 – Sale of Telos Corporation-CA in the Notes to the Consolidated Financial Statements.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. The Company, in response to this interpretation, has provided further disclosure as it relates to product warranties and can be found in Note 10 “Commitments and Contigencies”.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure – an amendment of FASB Statement No. 123” (FAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not expect to adopt fair value accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions which in the present period of economic downturn may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with Enterworks and Xacta.

While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company’s operating results could be adversely impacted.

Due to heightened security awareness and the ongoing war in Iraq, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization as evidenced by the Homeland Defense Act and the pending funding of the war in Iraq. While the Company believes its products and services are well positioned to benefit from such reprioritization of demands, the magnitude of recent and prospective events pertaining to national security certainly serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

In addition, as a high percentage of the Company’s revenue is derived from business with the U.S. Government, the Company’s operating results could also be adversely impacted should the U.S. Government’s annual budget not be approved in a timely fashion.

The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to protect its intellectual property. With regard to the Company’s wholly owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. Similarly, the intellectual property associated with our wireless division and our automated message handling system division require constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company’s ownership of its intellectual property could, therefore, materially and adversely impact the Company.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt obligations.

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. This facility bears interest at 1.25%, subject to certain adjustments, over the bank’s base rate. The weighted average interest rate of the facility in 2002 was 6.89%. As of December 31, 2002, the interest rate of this facility was 5.75%. This facility expires on October 21, 2005 and has an outstanding balance of $6.6 million at December 31, 2002.

The Company’s other long-term debt at December 31, 2002 consists of Senior Subordinated Notes B and C which bear interest at fixed rates ranging from 14% to 17%. The Senior Subordinated Notes principal balance at December 31, 2002 is $5.2 million, and this principal amount matures on October 31, 2004. The Company has no cash flow exposure due to rate changes for its Senior Subordinated Notes.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Accountants	18

Consolidated Statements of Operations for the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000	19

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	20-21

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000	22-23

Consolidated Statements of Changes In Stockholders’ Deficit for the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000	24

Notes to Consolidated Financial Statements	25-51

INDEX TO SCHEDULES

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Stockholders

of Telos Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders’ deficit present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries (“the Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, VA

March 28, 2003

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Sales
Products	$78,819	$98,630	$87,799
Xacta	11,698	13,558	9,082

	90,517	112,188	96,881

Costs and expenses
Cost of Products	70,876	80,632	74,400
Cost of Xacta	8,581	8,626	6,552
Selling, general and administrative expenses	19,557	18,535	13,247

	99,014	107,793	94,199

Operating (loss) income from continuing Operations	(8,497)	4,395	2,682
Other income (expenses)
Non-operating income	10	67	92
Interest expense	(2,348)	(3,195)	(3,491)

(Loss) income before continuing operations before income taxes	(10,835)	1,267	(717)
Benefit (provision) for income taxes	3,361	240	(208)

(Loss) income from continuing operations	(7,474)	1,507	(925)
Discontinued operations: (Note 4)
Loss from discontinued operations (net of tax)	(1,078)	(2,178)	(869)
Gain on sale of TCC (net of tax)	12,577	—	—

Net income (loss)	$4,025	$(671)	$(1,794)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2002	2001
Current assets
Cash and cash equivalents (includes restricted cash of $54 at December 31, 2002 and 2001)	$358	$115
Accounts receivable, net	18,820	19,022
Inventories, net	1,531	4,227
Deferred income taxes	3,477	2,817
Other current assets	496	540
Net assets of discontinued operations	—	5,995

Total current assets	24,682	32,716

Property and equipment
Furniture and equipment	7,053	7,107
Leasehold improvements	412	352
Property and equipment under capital leases	14,163	13,774

	21,628	21,233
Accumulated depreciation and amortization	(11,285)	(10,090)

	10,343	11,143
Deferred income taxes, long term	8,000	4,748
Other assets	1,995	153

Total assets	$45,020	$48,760

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS’ DEFICIT

	December 31,
	2002	2001
Current liabilities
Accounts payable	$8,021	$7,879
Accrued compensation and benefits	5,558	5,230
Deferred revenue	8,074	8,710
Current portion, capital lease obligations	408	337
Other current liabilities	1,872	698

Total current liabilities	23,933	22,854
Senior credit facility	6,618	12,387
Senior subordinated notes	5,179	8,179
Capital lease obligations	10,647	10,722

Total liabilities	46,377	54,142

Commitments and contingencies (Note 10)
Senior mandatorily redeemable preferred stock	7,327	6,903
Mandatorily redeemable exchangeable preferred stock	53,561	47,876

	60,888	54,779

Stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 21,171,202 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 50,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Capital in excess of par	6,127	6,127
Accumulated deficit	(68,450)	(66,366)

Total stockholders’ deficit	(62,245)	(60,161)

	$45,020	$48,760

The accompanying notes are an integral part of these consolidated financial statements

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
(Loss) income from continuing operations	$(7,474)	$1,507	$(925)
Adjustments to reconcile (loss) income from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	1,784	1,779	1,662
Amortization of debt issuance costs	—	—	182
Telos OK LLC note receivable	—	500	—
Provision for inventory obsolescence	2,236	514	50
Provision for doubtful accounts receivable	470	—	1,213
Incentive bonus accrual	—	320	—
Reserve for termination agreements	920	—	1,186
Write off of international joint venture	—	654	—
Deferred income tax benefit	(3,912)	(571)	(9)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(268)	17,290	(20,482)
Decrease (increase) in inventories	204	2,082	(2,481)
Increase in other assets	(1,798)	(206)	(304)
(Decrease) increase in accounts payable and other liabilities	(413)	(9,702)	6,205

Cash (used in) provided by continuing operating activities	(8,251)	14,167	(13,703)
Cash used in discontinued operating activities	(1,092)	(406)	(1,018)

Net cash (used in) provided by operating activities	(9,343)	13,761	(14,721)
Investing activities:
Proceeds from contribution of assets	—	—	6,000
Net proceeds from sale of TCC	18,586	—	—
Purchase of property and equipment	(338)	(626)	(1,578)

Cash provided by (used in) continuing operations investing activities	18,248	(626)	4,422
Cash used in discontinued investing activities	—	(30)	(113)

Net cash provided by (used in) investing activities	18,248	(656)	4,309
Financing activities:
(Payments of) proceeds from Senior Credit Facility	(5,769)	(13,073)	8,952
Repayment of Series C Subordinated Note	(3,000)	(358)	—
Increase in book overdrafts	501	470	1,789
Payments under capital lease obligations	(394)	(315)	(358)

Cash (used in) provided by financing activities	(8,662)	(13,276)	10,383

Increase (decrease) in cash and cash equivalent	243	(171)	(29)
Cash and cash equivalents at beginning of the year	115	286	315

Cash and cash equivalents at end of year	$358	$115	$286

	Year Ended December 31,
	2002	2001	2000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,784	$2,605	$3,396

Income taxes	$28	$522	$529

Supplemental disclosure of non cash investing:
Equipment acquired under capital lease obligations	$390	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Capital In Excess of Par	Stockholders’ Accumulated Deficit	Total Deficit
Balance December 31, 1999	$65	$13	$—	$(52,669)	$(52,591)

Senior redeemable preferred stock dividend	—	—	—	(424)	(424)
Deconsolidation of accounts	—	—	—	517	517
Redeemable preferred stock dividend	—	—	—	(3,823)	(3,823)
Redeemable preferred stock accretion	—	—	—	(1,555)	(1,555)
Contribution of assets to TelosOK LLC	—	—	5,627	—	5,627
Net loss for the year	—	—	—	(1,794)	(1,794)

Balance December 31, 2000	$65	$13	$5,627	$(59,748)	$(54,043)

Senior redeemable preferred stock dividend	—	—	—	(423)	(423)
Redeemable preferred stock dividend	—	—	—	(3,822)	(3,822)
Redeemable preferred stock accretion	—	—	—	(1,702)	(1,702)
Contribution of assets to TelosOK LLC	—	—	500	—	500
Net loss for the year	—	—	—	(671)	(671)

Balance December 31, 2001	$65	$13	$6,127	$(66,366)	$(60,161)

Senior redeemable preferred stock dividend	—	—	—	(424)	(424)
Redeemable preferred stock dividend	—	—	—	(3,823)	(3,823)
Redeemable preferred stock accretion	—	—	—	(1,862)	(1,862)
Net income for the year	—	—	—	4,025	4,025

Balance December 31, 2002	$65	$13	$6,127	$(68,450)	$(62,245)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Founded in 1968, Telos Corporation (“Telos” or the “Company”) delivers enterprise security and integration solutions and services to customers in the U. S. Government and industry. Since September 11, 2001, the United States and Telos’ largest customer, the U.S. Government, changed forever in terms of their respective requirements for increased reliable and secure information and communication. Telos solutions address critical needs in the areas of secure wireless networking, secure messaging, secure local area networks (“LAN”) data integration and enterprise risk management.

Since 1996, Telos has identified and sold a number of business units that were no longer a part of its strategic plan. These businesses were: Telos Consulting Services, Telos Information Systems, Telos Field Engineering and most recently, Telos Corporation (California). In 2000, Telos contributed the net assets of its Ft. Sill operation to a newly created joint venture with outside investors, resulting in a 50% ownership in TelosOK LLC. The Company has subsequently sold such interest to TelosOK LLC in March 2003 for consideration of $4.5 million. Refer to Note 13 “Subsequent Events” for more information. These business dispositions and ventures, as well as operating cashflows, have enabled Telos to reduce corporate indebtedness from a high of $56.9 million in 1997 to $11.8 million at December 31, 2002.

During 2002 the Company provided its business solutions through two operating segments: the Products Group and it’s a wholly owned subsidiary, Xacta . A third reportable segment, Systems and Support Services, provided through a wholly owned subsidiary, Telos Corporation (California) (“TCC”), was sold on July 19, 2002 (See Note 4 – Sale of Telos Corporation (California)) and is being treated as a discontinued operation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries including ubIQuity.com, Inc., Telos International Corporation, Xacta Corporation, Telos.com, Inc., and Telos Delaware, Inc. The accounts of the Company’s investment in Enterworks, Inc. (“Enterworks”) have been deconsolidated as of December 30, 1999, and therefore have been removed from the consolidated balance sheet and statement of changes in stockholders equity. The Company had a 50% interest in TelosOK LLC, (“TelosOK”) as of December 31, 2002 which was accounted for under the equity method of accounting. The Company sold the remaining interest in TelosOK LLC on March 10, 2003. Details of the transaction can be found in Note 13 “Subsequent Events”. Significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements include contract percentage-of-completion methodology, allowance for doubtful accounts receivable, allowance for inventory obsolescence, valuation of goodwill, the valuation allowance for deferred tax assets, employee benefits and estimated useful lives of goodwill, property and equipment and other non-current assets, including software development costs. Actual results could differ from those estimates.

Revenue Recognition

The majority of the Company’s sales are made directly or indirectly to the U.S. Government. A substantial portion of the Company’s revenues is derived from time and materials contracts, under which revenue is recognized as services are performed and costs are incurred. Revenue from fixed price services contracts is generally recognized over the contract term using the percentage of completion method. The Company generally recognizes product revenue as products are shipped, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized as such services are performed. The Company records any required loss provisions for its contracts, at the time such losses are identified.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from the licensing of software is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”)97-2 and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. Revenue generated from software subscription contracts is recognized ratably over the subscription period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable.

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the first-in, first-out method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $685,000 and $794,000 at December 31, 2002 and 2001, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company’s overall obsolescence experience and its assessment of future inventory requirements. The Company’s cost of sales includes charges for inventory obsolescence of $2.2 million during 2002 consisting primarily of a $1.7 million charge taken in September 2002 included in the Products Group cost of goods sold. This charge was taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $5.1 million and $6.1 million at December 31, 2002 and 2001, respectively.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance, Beginning of Year	Additions Charge to Costs and Expense	Deductions(1)	Balance, End Of Year
Year Ended December 31, 2002	$884	$2,236	$(829)	$2,291
Year Ended December 31, 2001	$1,777	$514	$(1,407)	$884
Year Ended December 31, 2000	$1,992	$50	$(265)	$1,777

(1)	Inventories written off or transferred to fixed assets.

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the statement of operations. Expenditure for repairs and maintenance are charged to operations as incurred.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy on internal use software is in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $1,549,000, $1,598,000 and $1,541,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill

Goodwill arose principally from the acquisition of Telos Corporation (California) (“TCC”) in 1992 and was initially assigned a useful life of twenty years. The useful life considered a number of factors including the Company’s maintenance of long-term significant customer relationships for periods of up to twenty-seven years and its strong positions in the marketplace.

Goodwill amortization expense for 2000 and 2001 has been reported separately under operating income (loss) from discontinued operations due to the sale of TCC. Beginning January 2002 the Company no longer amortizes its goodwill asset according to SFAS 142. The Company does not have any goodwill assets recorded on the balance sheet as of December 31, 2002 due to the sale of TCC. (see Note 4 – Sale of Telos Corporation (California)).

	For the year ended December 31,
	2002	2001	2000
	(amounts in thousands)
Reported net income (loss)	$4,025	$(671)	$(1,794)
Add back: Goodwill amortization	—	250	312

Adjusted net income (loss)	$4,025	$(421)	$(1,482)

Other Assets

The balance as of December 31, 2002 consists mostly of prepaid expenses with vendors providing credit against future purchases.

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

The Company accounts for its investment balance TelosOK LLC under the equity method. See Note 3 for a discussion of the TelosOK LLC investment accounted for under the equity method.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The Company provides a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized.

Accounting for Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method provided by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the exercise price of the option granted.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation cost for stock options, if any, is recognized over the vesting period. The Company has provided additional pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 8).

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure – an amendment of FASB Statement No. 123” (FAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not expect to adopt fair value accounting for stock-based employee compensation.

The weighted-average fair value of options granted under the 1990 Stock Option Plan, the 1993 Stock Option Plan, the 1996 Stock Option Plan, the 2000 Telos Delaware Stock Option Plan, and the 2000 Xacta Stock Option Plan was $0, $0, $0.20, $0.41, and $0.08, respectively, in 2002 and $0, $0, $0.30, $0.50, and $0.10, respectively, in 2001. Had the Company determined compensation cost consistent with SFAS No. 148 methodology, net income/(loss) would have been:

Adjusted net income/(loss) consistent with SFAS No. 148 methodology:

	December 31,
	2002	2001	2000
	(amounts in thousands)
Net income/(loss)	$4,025	$(671)	$(1,794)
SFAS 123 compensation expense Using fair value method	(724)	(588)	(297)

Adjusted net income/(loss)	$3,301	$(1,259)	$(2,091)

Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

	1990 Stock Option Plan				1993 Stock Option Plan
	2002	2001	2000		2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%		0.0%	0.0%	0.0%
Expected stock price volatility	0.0%	0.0%	0.0%		0.0%	0.0%	0.0%
Risk free interest rate	—	—	5.91%		—	—	—
Expected life of options	—	—	2.09	yrs	—	—	—

	1996 Stock Option Plan						2000 Telos Delaware Stock Option Plan
	2002		2001		2000		2002		2001		2000
Expected dividend yield	0.0%		0.0%		0.0%		0.0%		0.0%		0.0%
Expected stock price volatility	0.0%		0.0%		0.0%		0.0%		0.0%		0.0%
Risk free interest rate	3.13%		4.96%		6.59%		3.56%		4.70%		6.01%
Expected life of options	6.6	yrs	6.6	yrs	4.0	yrs	3.1	yrs	3.0	yrs	3.3	yrs

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2000 Xacta Stock Option Plan
	2002		2001		2000
Expected dividend yield	0.0%		0.0%		0.0%
Expected stock price volatility	0.0%		0.0%		0.0%
Risk free interest rate	3.53%		4.70%		6.52%
Expected life of options	3.1	yrs	3.0	yrs	3.3	yrs

Because the pro forma disclosures under SFAS No. 123 only apply to stock options granted in or after 1995, pro forma net income for 2000, 2001, and 2002 is not necessarily indicative of future periods.

Research and Development

The Company charges all research and development costs to expense as incurred. For software research and development expenses, such costs are capitalized once technological feasibility is reached. During 2002, 2001 and 2000, the Company incurred approximately $577,000, $925,000, and $200,000 in research and development salary costs, respectively.

Earnings per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, “Earnings per Share.” This Statement establishes standards for computing and presenting earnings per share (EPS). As the Company does not have publicly held common stock or potential common stock, this Statement is not applicable and, accordingly, no EPS data is reported for any of the years presented.

Comprehensive Income

Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive income/(loss) components other than its net income/(loss).

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

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Implementation of this Statement requires the Company to cease amortization of goodwill, and goodwill is tested for

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment at least annually at the reporting unit level. Goodwill is tested for impairment on an interim basis if any event occurs or circumstances change that would “more likely than not” reduce the fair value of a reporting unit below its carrying value. Intangible assets that are subject to amortization will be reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company no longer amortizes goodwill to expense, but instead reviews goodwill periodically for impairment. The adoption of SFAS No. 142 reduced goodwill amortization expense by $250,000 annually. No material changes to the carrying value of goodwill were made as a result of the adoption of SFAS No. 142. As discussed in Note 4 – Sale of Telos Corporation (CA), the goodwill balance of $2.5 million related to TCC was netted against the gain on the sale of that subsidiary. As of December 31, 2002, the goodwill balance was zero.

In October 2001, FASB Statement No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-lived Assets” was issued. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and this statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. The Company has restated the Consolidated Financial Statements to account for the sale of TCC as a discontinued operation in accordance with SFAS 144. For more information, refer to Note 4 – Sale of Telos Corporation-CA in the Notes to the Consolidated Financial Statements.

In July 2002, SFAS No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue. No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has evaluated the affects of implementing SFAS 146 and has determined there is no material affect to the financial statements and related disclosures.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. The Company, in response to this interpretation, has provided further disclosure as it relates to product warranties and can be found in Note 10 “Commitments and Contigencies”.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure – an amendment of FASB Statement No. 123” (FAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management does not expect to adopt fair value accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment in Enterworks

History and Deconsolidation:

On December 30, 1999, Enterworks, Inc. (“Enterworks”), a majority-owned subsidiary of the Company, completed a private placement of 21,739,127 shares of Series A Convertible Preferred Stock (“Preferred Stock”) at a price of $1.15 per share. The sale generated gross proceeds of $25,000,000. In addition, the Company entered into a series of concurrent transactions pursuant to which the Company’s voting interest in Enterworks was reduced to approximately 34.8%. The concurrent transactions were as follows:

1. The Company converted approximately $7.6 million of its Senior Subordinated Notes, Series B, C and D held by investors, plus the accrued interest and the waiver of a prepayment premium associated with these notes, into shares of Enterworks’ Common Stock currently owned by the Company at an exchange ratio of one share of Enterworks’ Common Stock for each $1.00 principal amount of notes payable. These subordinated notes had a maturity date of October 1, 2000.

2. Enterworks purchased 5,000,000 shares of Enterworks’ Common Stock owned by the Company at a price of $1.00 per share. This amount was reduced by 20% of the Agent’s fee, the Company’s pro rata share of the proceeds from the transaction. The net amount received was $4.7 million. This transaction, together with the one described above, resulted in an extraordinary gain, net of tax of $5.3 million, of $8.0 million, which is included in the Company’s statement of operations for the year ended December 31, 1999.

3. Enterworks’ payable to the Company, which was approximately $24.4 million at December 30, 1999, was cancelled in its entirety before the issuance of Series A Preferred Stock. The forgiveness of the payable increased the Company’s investment in Enterworks. Funding required to cover Enterworks’ working capital needs from November 30, 1999 to the date of closing was funded by the Company and will be repaid through collections from Enterworks’ trade accounts receivable. This funding approximated $2.0 million. This forgiveness of intercompany debt is deemed by management to be a normal occurrence of a capital raising transaction.

4. Enterworks issued 4,000,000 shares of Enterworks’ Common Stock to Telos concurrent with the issuance of Series A Preferred Stock. This issuance increased the Company’s investment in Enterworks as it increased the number of shares the Company owned in Enterworks.

5. Enterworks issued a warrant to acquire 350,000 shares of Enterworks’ Common Stock to Telos’ primary lender, Bank of America, in connection with obtaining the necessary approvals for this offering. The exercise price of the warrant equaled $1.15 per share, the same per share price of the Series A Preferred Stock. This warrant was recorded at its fair market value as a charge to interest expense and a reduction to the Company’s investment in Enterworks.

6. Telos contributed 210,912 shares of Enterworks’ Common Stock owned by Telos to the Enterworks Treasury for the subsequent grant of warrants to the Agent, Deutsche Bank Alex. Brown. This issuance of warrants was also part of the Agent’s fee. This contribution of shares was also a charge to interest expense and a reduction to the Company’s investment in Enterworks.

As a result of the reduction of the Company’s ownership percentage in Enterworks, in 2000 the Company has changed its method of accounting for its Enterworks subsidiary from the consolidation method to the equity method. Pursuant to this change the revenues, costs and expenses of Enterworks have been excluded from their respective captions in the Company’s consolidated statement of operations, and the Company’s interest in the losses of Enterworks have been reported separately as “Equity in Net Losses of Enterworks.” Additionally, the assets, liabilities, and equity of Enterworks have been excluded from their respective consolidated balance sheet captions and the Company will establish an “Investment in Enterworks” account in accordance with APB 18. The recognition of this net loss by the Company reduced the carrying value of its investment in Enterworks to $0 in 1999. Enterworks continued to recognize losses during fiscal 2000, and in accordance with APB18 the Company has not recognized these losses since the investment balance was $0.

Enterworks has completed rounds of private financing in 2000 and 2001 which have further diluted the Company’s interest in Enterworks. At December 31, 2001, the Company accounts for this investment under the equity method as prescribed by APB Opinon 18.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Enterworks Agreements:

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

During 2001, the Company’s ownership interest in Enterworks fell below 20% and accordingly, the Telos designated voting representation on the Enterworks Board was relinquished. However, due to the receipt of the warrants referenced above, at December 31, 2001 the Company’s ownership interest became 23.1%, and therefore the Company now accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18. Under this method, and in accordance with EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company reduced the carrying amounts of the Notes to $-0- at December 31, 2001, as the Company’s share of the Enterworks losses exceeded the carrying value of the Notes.

At December 31, 2002, the Company owns 17,153,059 shares of Enterwork’s common stock and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 21.5%.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 16, 18 and 31, 2002, the Company received three Senior Demand Promissory Notes from Enterworks in the amounts of $100,000, $250,000 and $250,000, respectively. The December 16, 2002 Note matures on December 16, 2007, the December 18,2002 Note matures on December 18, 2007 and the December 31, 2002 Note matures on December 31, 2007. These Notes represent amounts owed to the Company by Enterworks for rent and professional services performed by the Company pursuant to a service agreement during the period July through December of 2002. The receivables represented in these Notes have been fully reserved for at the time of receipt.

All of the Enterworks notes issued to the Company in 2002 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy.

In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company has reduced the carrying amounts of the Notes to zero during 2001 and 2002, as the Company’s share of the Enterworks losses exceeded the carrying value of the Notes.

The Company has recognized a reserve in the amount of $397,000 in December 2002 to accrue costs related to an agreement with Enterworks to provide certain administrative and support services and sub-leased office space for a period of six months ending June 30, 2003.

Note 3. Contribution of Assets

The Company’s interest in TelosOK LLC as described herein has subsequently been sold to TelosOK LLC on March 10, 2003. For more information on the sale of TelosOK LLC see Note 13 “Subsequent Events”.

On July 27, 2000, the Company entered into a subscription agreement with certain investors (“Investors”), which provided for the formation of an Oklahoma Limited Liability Company named TelosOK LLC. The Company contributed all of the assets of its Digital Systems Test and Training Simulators (“DSTATS”) business as well as its U.S. Government contracts with the Department of the Army at Ft. Sill (hereafter referred to as the Company’s Ft. Sill operation) to TelosOK LLC. The net assets contributed by the Company totaled $373,000. The third party Investors contributed $3.0 million in cash to TelosOK LLC, and at closing TelosOK LLC borrowed $4.0 million cash from a bank. The Company and the Investors have each jointly and severally guaranteed the loan of TelosOK LLC. The Company has guaranteed 50% of the outstanding loan balance and the Investors have guaranteed 25% of the outstanding loan balance. This loan has an outstanding balance of approximately $1.5 million at December 31, 2002. In addition, TelosOK LLC entered into a $500,000 senior credit facility with the same bank, which was subsequently increased to $750,000 on September 30, 2001, with an expiration date of July 1, 2003. Borrowings under the facility, if any, were collateralized by certain assets of TelosOK LLC (primarily accounts receivable). The Company and the Investors have agreed to guarantee this credit facility in the amount of $250,000 each of the current $750,000 when and if drawn.

In compliance with the subscription agreement, on the closing date the following consideration was given to the Company for its contribution of assets to TelosOK LLC:

The Company received $6 million in cash, retained $2.5 million in trade receivables from the Ft. Sill and DSTATS businesses, and received a $500,000 receivable from TelosOK LLC for total consideration of $9 million in exchange for the contribution of the net assets. In accordance with Staff Accounting Bulletin No. 81, the Company has deferred approximately $6.1 million of the gain on the TelosOK LLC transaction. This gain will be recognized by the Company in the first quarter of 2003 as a result of the sale of the remaining 50% interest in TelosOK LLC. (See Note 13 “Subsequent Events”)

The Company and the Investors each own a 50% voting membership interest in TelosOK LLC, and have signed an operating agreement which provides for three subclasses of membership units, Classes A, B and C. The ownership of these classes is as follows and can change upon Class B redemption:

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A – owns 20% of TelosOK LLC. The Company and the Investors each own 50% of the 200,000 units of this class. This class possesses all voting rights of TelosOK LLC and the sole right to elect the directors of TelosOK LLC. The units in this class do not have redemption rights.

Class B – owns 40% of TelosOK LLC. The Investors own all 2.9 million units of this class. This class has no voting rights, but can, subject to certain restrictions, request the redemption of all or a portion of the Class B units outstanding one year after the closing date. Class B holders can redeem no more than 500,000 units per quarter at a price of $1.00 per unit, and such redemption can only be made from the excess cash flow of TelosOK LLC as defined in the operating agreement.

Class C – owns 40% of TelosOK LLC. The Company owns all 2.9 million units of this class. This class has no voting rights, and has the same redemption rights as Class B, except that no right of redemption will exist until all Class B units have been redeemed. In addition, when any of the Class B units are redeemed, the Company will receive a warrant to purchase Class C units equal to the amount of the Class B units redeemed at a price of $0.01 per unit.

As provided for in the operating agreement, one of the Investors, Bill W. Burgess, serves as Chairman of the Board and John R. Braught serves as Secretary, and David Aldrich, President and CEO of the Company, and Thomas Ferrara, Treasurer and CFO of the Company, serves in those same capacities for TelosOK LLC. The Company has entered into a corporate services agreement with TelosOK LLC whereby the Company has contracted to provide certain administrative support functions including, but not limited to, finance and accounting and human resources, in consideration for a fixed monthly cash payment.

As indicated above, the Company owns 50% of TelosOK LLC, sharing control over TelosOK LLC, and accordingly has changed its method of accounting for the contributed assets from the consolidation method to the equity method. Pursuant to this change, the revenues, costs and expenses from the Ft. Sill operation have been excluded from their respective captions in the Company’s Consolidated Statement of Operations, and the net earnings from the operation have been reported separately as “Equity in Net Earnings of TelosOK” for the year ended December 31, 2000. The results of operations of the Ft. Sill operation included in the “Equity in Net Earnings of TelosOK” caption are comprised of the following:

Year ended December 31, 2000
(in thousands)
Sales	$13,339
Cost of Sales	(11,011)

Gross profit	$2,328

From July 27, 2000 through December 31, 2002, the Company was unable to recognize its pro rata share of the income generated from TelosOK LLC because the Company’s share of TelosOK LLC’s capital accounts was negative. Accordingly, under the equity method of accounting as prescribed by Accounting Principles Board Opinion 18, the Company’s carrying value in TelosOK LLC was $0 at December 31, 2002, 2001 and 2000.

The Company received member distributions for estimated tax liabilities created by its interest in the TelosOK LLC of $556,000 and $284,000 during the fiscal years 2002 and 2001, respectively and recorded as a credit to selling, general and administrative expense.

Note 4. Sale of Telos Corporation (California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a purchase agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation-California (“TCC”) to L-3 for a purchase price of approximately $20 million which includes: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account which will be paid to the Company over the next 30 months. (During the 30 month period after July 19, 2002 the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 per the terms and conditions of the mutually agreed upon dispute resolution process); and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

closing TCC was a lessee or guarantor. Approximately $1 million was released and paid in August 2002 with the remaining $1.7 million being released upon certain events, terms and conditions over the course of the next five years. The resulting gain of $12.7 million included $2.5 million goodwill previously recorded for TCC.

According to the Purchase Agreement, the purchase price shall be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets deviate from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. This amount has been invoiced by the Company and collected in October 2002 from L-3. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company adjusted the gain by $2.3 million to $13.2 million. The Company recognized a bonus accrual for certain key employees considered critical to the sale in the amount of $560,000. Therefore, the gain has been adjusted to $12.6 million. In accordance with the Company’s Senior Credit Facility, proceeds from the sale were used to pay down the Company’s Senior Credit Facility.

As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain “Non-Compete” and “No Solicitation” provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of income and the net results of these operations have been reported separately as “Income (loss) from discontinued operations”. Results from discontinued operations is reported net of tax benefit of $761,000, $756,000 and $409,000 for the years 2002, 2001 and 2000, respectively. Also included in the discontinued results from operations is allocated interest expense of $608,000, $878,000 and $1.3 million for the years 2002, 2001 and 2000, respectively. Interest has been allocated based on the net assets of the discontinued operation in relation to the Company’s consolidated net assets plus non-specific debt. TCC had revenue of $24.7 million, $58.1 million and $48.4 million for the years 2002, 2001 and 2000, respectively.

The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented. The carrying values of assets and liabilities of discontinued operations at December 31, 2001 were as follows (in thousands):

Solutions
Current assets
(liabilities), net	$3,024

Non-current assets,
Net:
Property, plant and Equipment, net	71
Goodwill, net	2,499
Deferred Taxes And other, net	401

Net non-current assets	2,971

Net assets of discontinued operations	$5,995

The following summarizes the operating results of discontinued operations (in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Sales	$24,715	$58,073	$48,429
Loss from discontinued Operations	(1,078)	(2,178)	(869)

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government, and state and local governments accounted for 95.8%, 97.7%, and 96.2% of consolidated revenue in 2002, 2001 and 2000, respectively. Total consolidated revenue derived from the U.S. Government for 2002 includes 31.6% of revenue from contracts with the United States Army, 36.1% of revenue with other Department of Defense customers, and 32.0% or revenue from Federal Civilian Agencies including 49.4% of revenue from the Federal Judicial branch. As the Company’s primary customer is the federal government, the Company has a concentration of credit risk associated with its accounts receivable. However, the Company does not believe the likelihood of loss arising from such concentration is significant. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses.

The components of accounts receivable are for continuing operations as follows (in thousands):

	December 31,
	2002	2001
Billed accounts receivable	$17,552	$16,407
Amounts currently billable and other	1,649	3,836
Allowance for doubtful accounts	(381)	(1,221)

	$18,820	$19,022

The components of the allowance for doubtful accounts are for continuing operations set forth below (in thousands):

	Balance Beginning Of Year	Bad Debt Expenses	Deductions(1)	Balance End of Year
Year ended December 31, 2002	$1,221	$470	$(1,310)	$381
Year ended December 31, 2001	$1,810	$—	$(589)	$1,221
Year ended December 31, 2000	$765	$1,213	$(168)	$1,810

1. Accounts receivable written-off or reserve reversals.

Note 6. Debt Obligations

Senior Revolving Credit Facility

The Company entered into a $22.5 million Senior Credit Facility (“Facility”) with a financial institution on October 21, 2002 (“closing date”) that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including accounts receivable, equipment and inventory. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Unused availability on the facility was $4.9 million at December 31, 2002. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% upon initial funding. The Company paid an origination fee of $225,000 upon entering the agreement. The weighted average interest rate on the outstanding borrowings under the Facility was 6.89% for 2002 compared with 9.13% for 2001.

The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings. At December 31, 2002 the Company is in compliance with all covenants contained in the Facility.

Financial covenants were amended and restated with Amendment 1 to the Facility received in March 2003. Such covenants were amended and restated to more accurately reflect future performance based on recent projections.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A separate facility with a different bank was paid in full from the proceeds of the sale of TCC in July 2002 and subsequently terminated prior to the current Facility.

Senior Subordinated Notes

In 1995 the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. The Notes are classified as either Series B or Series C. The Series B Notes are collaterlized by the fixed assets of the Company. The Series C Notes are unsecured. The maturity date of the Notes is October 31, 2004 and have interest rates ranging from 14% to 17%. Interest on the Notes is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option. The Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the Note premium payment, the associated premium expense will only be recorded subsequent to the occurrence of a triggering event. At December 31, 2002, the prepayment premium that would be due upon a triggering event is approximately $12.9 million.

In April 2001, the Company retired one of its Series C Subordinated Notes with a principal amount of $358,000.

In October 2002, upon funding of the Facility, the Company retired $3 million of the Notes for which the noteholders waived the prepayment penalty on such Notes.

The balances of the Series B Notes were $2.5 million and $5.5 million, respectively at December 31, 2002 and 2001. The balances of the Series C Notes were $2.6 million at December 31, 2002 and 2001.

The following are maturities of obligations presented by year:

	Year	Obligation Due
Senior Credit Facility	2003	—
Senior Subordinated Debt	2003	—
Senior Credit Facility	2004	—
Senior Subordinated Debt	2004	5,179,000
Senior Credit Facility	2005	6,618,000	[1]
Senior Subordinated Debt	2005	—

[1]	Balance due represents balance as of December 31, 2002, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2004, and on or before August 15, 2004, to the extent the redemption date of the Senior Preferred Stock has not been extended to a date later than October 31, 2005, Senior Preferred Stockholders agree to extend the redemption date to a date no earlier than October 31, 2005. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At December 31, 2002 and 2001 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $4,327,000 and $3,903,000 respectively.

During 2002, 2001 and 2000 the Company recorded senior redeemable preferred stock dividends of $424,000, $423,000 and $424,000, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 2002 and 2001 was $1,862,000 and $1,701,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other dividends, in stock or cash, have been declared since 1991. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders.

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

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $30,145,000 as of December 31, 2002. During 2002, 2001 and 2000 the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million each year.

The Company has not declared or paid dividends on its Public Preferred Stock since 1991, based upon the Company’s interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stockholders’ Investment and Employee Benefit Plans

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

Stock Warrants

In 1994, Toxford Corporation contributed $3 million to the Company to increase the borrowing capacity under the Companys prior Facility. In exchange, Toxford Corporation was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Toxford Corporation warrants to acquire 7,228,916 shares of the Company’s Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company’s common stock at the issuance date. In November 1998, 840,000 of these warrants were transferred to certain other shareholders of the Company. The warrant is fully exercisable and has a term of ten years from the date of issue.

Stock Options

The Company has granted stock options to certain employees of the Company under five plans. The Long-Term Incentive Compensation Plan was adopted in 1990 (“1990 Stock Option Plan”) and had option grants under it through 2000. In 1993, stock option plan agreements were reached with certain employees. In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan (“1996 Stock Option Plan”).

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company’s Class A common stock are available for issuance under options to key employees, including officers and directors. These options have a life of 10 years from the date of grant. The option price determined by the Board of Directors was not less than the fair market value at the date of the grant and the options are generally exercisable over a four-year period. Additional information as to these options is as follows:

	Stock Option Activity
	Numbers of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,718	$1.22

Granted	632	1.37
Exercised	—	—
Canceled	(328)	1.42

Outstanding at December 31, 2000	2,022	$1.23

Granted	—	—
Exercised	—	—
Canceled	(377)	1.19

Outstanding at December 31, 2001	1,645	$1.24

Granted	—	—
Exercised	—	—
Canceled	(221)	1.22

Outstanding at December 31, 2002	1,424	$1.25

1993 Option Plan

In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company’s Class A common stock from the Company at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati’s agreement was canceled in 1996 and the shares now available will be administered under the same terms as the 1996 Stock Option Plan. These options have a life of 10 years from the date of grant. Additional information as to these options follows:

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,251	$0.72

Granted	—	—
Exercised	—	—
Canceled	(168)	1.01

Outstanding at December 31, 2000	1,083	$0.68

Granted	—	—
Exercised	—	—
Canceled	(60)	1.01

Outstanding at December 31, 2001	1,023	$0.66

Granted	—	—
Exercised	—	—
Canceled	(8)	1.01

Outstanding at December 31, 2002	1,015	$0.66

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Wood has the option to cancel the 1993 stock options discussed above and receive an equal number of options under the 1996 plan at an exercise price of $0.95 per share. Additionally, the effect on the 1996 stock option plan as of December 31, 2002 would be to increase the number of shares outstanding to 4,530,240 with a weighted average exercise price of $1.00 per share.

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

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 1999	5,004	$1.01
Granted	148	1.35
Exercised	—	—
Canceled	(666)	1.03

Outstanding at December 31, 2000	4,486	$1.02

Granted	150	1.07
Exercised	—	—
Canceled	(611)	1.04

Outstanding at December 31, 2001	4,025	$1.02

Granted	50	1.07
Exercised	—	—
Canceled	(245)	1.13

Outstanding at December 31, 2002	3,830	$1.01

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

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 1999	—	—
Granted	1,826	$3.85
Exercised	—	—
Canceled	(88)	3.85

Outstanding at December 31, 2000	1,738	$3.85

Granted	811	3.85
Exercised	—	—
Canceled	(360)	3.85

Outstanding at December 31, 2001	2,189	$3.85

Granted	108	3.85
Exercised	—	—
Canceled	(518)	3.85

Outstanding at December 31, 2002	1,779	$3.85

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

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 1999	—	—
Granted	1,287	$0.75
Exercised	—	—
Canceled	(79)	0.75

Outstanding at December 31, 2000	1,208	$0.75

Granted	930	0.75
Exercised	—	—
Canceled	(291)	0.75

Outstanding at December 31, 2001	1,847	$0.75

Granted	97	0.75
Exercised	—	—
Canceled	(280)	0.75

Outstanding at December 31, 2002	1,664	$0.75

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
	Range of Exercise Prices	Average Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
1990 Stock Option Plan	$1.07	594	5.4 years	$1.07	594	$1.07
	$1.35	249	6.7 years	$1.35	199	$1.35
	$1.37	572	7.8 years	$1.37	560	$1.37
	$1.40	9	5.7 years	$1.07	9	$1.07

	$1.07—$1.40	1,424	6.6 years	$1.24	1,362	$1.24

1993 Stock Option Plan	$0.50	700	1.0 years	$0.50	700	$0.50
	$1.01	315	4.1 years	$1.01	315	$1.01

	$0.50—$1.01	1,015	2.0 years	$0.66	1,015	$0.66

1996 Stock Option Plan	$0.95	2,301	3.4 years	$0.95	1,239	$0.95
	$0.97	49	3.6 years	$0.97	49	$0.97
	$1.00	50	9.8 years	$1.00	10	$1.00
	$1.01	413	4.2 years	$1.01	329	$1.01
	$1.07	692	6.9 years	$1.07	462	$1.07
	$1.35	255	6.9 years	$1.35	202	$1.35
	$1.40	70	5.7 years	$1.40	70	$1.40

	$0.95—$1.40	3,830	3.7 years	$1.01	2,361	$1.03

2000 Telos Delaware Option Plan	$3.85	1,779	7.5 years	$3.85	853	$3.85

2000 Xacta Option Plan	$0.75	1,664	7.5 years	$0.75	774	$0.75

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Telos Shared Savings Plan

The Company sponsors a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Company has 3,658,536 shares of Telos Class A common stock in the plan representing 17% of the class. Since no public market exists for Telos Class A common stock, the Trustees of the plan engage annually an outside investment firm to evaluate the stock. The Company’s trustees price the stock at the exact midpoint of the range defined by the outside investment firm. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. Total Company contributions to this Plan for 2002, 2001, and 2000 were $654,000, $707,000, and $784,000 respectively.

Note 9. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from continuing operations includes the following (in thousands):

	For The Year Ended December 31,
	2002	2001	2000
Current (benefit) provision
Federal	$(257)	$162	$285
State	7	28	50

Total current	(250)	190	335

Deferred benefit
Federal	(3,396)	(366)	(108)
State	285	(64)	(19)

Total deferred	(3,111)	(430)	(127)

Total (benefit) provision	$(3,361)	$(240)	$208

The provision (benefit) for income taxes related to continuing operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Year Ended December 31,
	2002	2001	2000
Computed expected income tax provision (benefit)	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	0.4	(42.8)	107.1
Change in valuation allowance for deferred tax assets	1.4	(15.0)	(47.1)
Meals and entertainment	0.5	4.8	3.0
Other	0.7	0.1%	—

	(31.0)%	(18.9)%	29.0%

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$155	$461
Allowance for inventory obsolescence and amortization	892	377
Accrued liabilities not currently deductible	2,746	2,231
Accrued compensation	917	1,108
Property and equipment, principally due to differences in depreciation methods	805	790
Basis difference in TelosOK LLC interest	2,504	2,216
Net operating loss carryforwards—state	3,609	233
Alternative minimum tax credit carryforward	386	457

Total gross deferred tax assets	12,014	7,873
Less valuation allowance—State	(193)	(44)

Net deferred tax assets	11,821	7,829

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(344)	(264)

Total deferred tax liabilities	(344)	(264)

Net deferred tax assets	$11,477	$7,565

The components of the valuation allowance are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance At End of Period
December 31, 2002	$44	$149	$—	$193
December 31, 2001	234	—	(190)	44
December 31, 2000	572	—	(338)	234

The net change in the valuation allowance was an increase of $149,000 for 2002 and a decrease of $190,000 for 2001. The increase in the valuation allowance in 2002 is attributable to an increase in the state net operating loss in certain jurisdictions in which separate returns are filed. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

At December 31, 2002, for federal income tax purposes there were approximately $9,365,000 net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in 2022. Additionally, approximately $8,359,000 of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in 2022. In addition, the Company has $386,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

Note 10. Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates, some of which contain renewal options.

On March 1, 1996, the Company entered into a twenty-year capital lease for a building in Ashburn, Virginia, that serves as its corporate headquarters. The Company has accounted for this transaction as a capital lease and has accordingly recorded assets and a corresponding liability of approximately $12.3 million. Under the terms of the lease, the landlord furnished the Company with $1.3 million to fund tenant improvements and other building costs.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2002 (in thousands):

	Property	Equipment	Total
2003	1,666	112	1,778
2004	1,666	106	1,772
2005	1,666	106	1,772
2006	1,666	96	1,762
2007	1,666	72	1,738
Remainder	13,738	—	13,738

Total minimum obligations	22,068	492	22,560
Less amounts representing interest	(11,392)	(113)	(11,505)

Net present value of minimum obligations	10,676	379	11,055
Less current portion	(336)	(72)	(408)

Long-term capital lease obligations at December 31, 2002	$10,340	$307	$10,647

Accumulated amortization for property and equipment under capital leases at December 31, 2002 and 2001 is $4.3 million and $4.2 million, respectively. Future minimum lease payments for all non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

2003	457
2004	278
2005	284
2006	72
Remainder	—

Total minimum lease payments	$1,091

Net rent expense charged to operations for 2002, 2001, 2000, totaled $492,000, $613,000, and $403,000, respectively.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or of cash flows.

Warranties

The Company provides product warranties for products sold through certain U.S. Government contract vehicles and is reported as deferred revenues on the Company’s Consolidated Balance Sheet. Warranties are valued using historical warranty usage trends and recorded as a liability on the Company’s books when items are sold and amortized over the contractual warranty period, currently three or five years depending on the contract.

	Balance, Beginning of Year	Accruals	Warranty Expenses	Balance, End Of Year
Year Ended December 31, 2002	$2,519	$863	$(1,397)	$1,985
Year Ended December 31, 2001	3,609	1,715	(2,805)	2,519
Year Ended December 31, 2000	3,325	2,607	(2,323)	3,609

Note 11. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. John R. C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. John R. C. Porter was paid $260,000 by the Company in 2002, 2001, and 2000 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, had a consulting agreement with the Company to provide strategic advice concerning the Company’s hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company’s discretion. Under this agreement Mr. Hester received a bonus of $135,000 payable in installments during 2000. The Company completed payment to Mr. Hester in 2000.

Mr. Gerald Calhoun, former Vice President of Human Resources and Corporate Secretary, entered into a settlement agreement with the Company to resolve a dispute over Mr. Calhoun’s employment contract with the Company. The Company paid Mr. Calhoun 24 months of severance in installments from 2000 until April 19, 2002. Mr. Calhoun also received medical and insurance benefits through the Company for the same two-year period. Mr. Calhoun’s payment of salary and fringe benefits amounts to approximately $189,000 per annum. Under the agreement, the Company extended the option term of Mr. Calhoun’s vested options until September 2001. These options have now expired.

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

Mr. Lorenzo Tellez, former Vice President, Treasurer, and Chief Financial Officer of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez’s employment contract with the Company. With regard to the salary component of the contract, the Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. Mr. Tellez’s payment of salary and fringe benefits amounts to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001. The Company has recorded a charge to earnings of $200,000 under SG&A to recognize a claim by Mr. Tellez to a discretionary bonus and estimated legal expenses during 2002.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Reportable Business Segments

At December 31, 2002, the Company has two continuing reportable segments, Products and Xacta. A third reportable segment, Systems and Support Services, a wholly owned subsidiary, Telos Corporation (California) (“TCC”), was sold on July 19, 2002 (See Note 4 – Sale of Telos Corporation (California)) and is being treated as a discontinued operation according to SFAS 144. The information for 2000 and 2001 has been restated from the prior year’s presentation in order to conform to the 2002 presentation.

The Products Group: delivers solutions that combine information technology products and services to solve customer problems. Customers of the Products Group include agencies of the U.S. Government such as: military services, Defense Agencies, Treasury Department, U.S. Courts and others. Solutions from the Products Group consist of a combination of commercial-off-the-shelf (“COTS”) products from major original equipment manufacturers (“OEMs”), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos’ secure wireless networking solutions allow customers to securely access databases from non-networked locations so that they can perform a variety of tasks safely. Telos’ secure messaging solution is known as the Automated Message Handling System (“AMHS”) and is a standard within the Department of Defense. The AMHS allows users to securely access, send, search, and profile message traffic. Significant U.S. Government procurement vehicles for customers of the Products Group include: Infrastructure Solutions – 1 (government-wide); GSA schedule (government-wide); Data Communications Network Equipment/Software (US Courts); and Treasury Distributed Processing Infrastructure (Treasury).

In addition to the above, the Products Group includes the Company’s wireless networking, secure messaging solutions and is a value added reseller for Xacta’s information security products into the U.S. Government.

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

Systems and Support Services Group: provides post-deployment and post-production software and systems development and support services including technology insertion, systems redesign and software re-engineering. The Group’s largest customer is the U.S. Army’s Communications and Electronics Command (“CECOM”). The System and Support Services Group’s principal operations are located at Fort Monmouth, NJ.

This Group was the Company’s wholly owned subsidiary, TCC, which was sold on July 19, 2002. The company has excluded this group from its operating revenues and expenses and reported as a discontinued operation according to SFAS 144 (see Note 4 – Sale of Telos Corporation (California)).

Results from the Systems and Support Services Group at Ft. Sill were also included in the Company’s financial results until its deconsolidation in July 2000. During July 2000 the Company contributed its Ft. Sill business to TelosOK LLC. The Company has since sold it’s remaining interest in TelosOK LLC in March 2003. More information with respect to the sale of the Company’s interest in Telos OK appears in Note 13, “Subsequent Events”.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross profit and income before goodwill amortization, income taxes, non-recurring items and interest income or expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “other” column includes corporate related items.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Products	Xacta	Other(1)	Total
2002
External revenues	$78,819	$11,698	$—	$90,517
Intersegment revenues	10,212	—	—	10,212
Gross profit	7,943	3,117	—	11,060
Interest (4)	1,902	436	10	2,348
Segment loss (3)	(3,247)	(5,250)	—	(8,497)
Total assets	20,564	408	24,048	45,020
Capital expenditures	108	61	169	338
Depreciation & amortization (2)	404	268	1,112	1,784
2001
External revenues	$98,630	$13,558	$—	$112,188
Intersegment revenues	11,860	—	—	11,860
Gross profit	17,998	4,932	—	22,930
Interest (4)	2,808	283	104	3,195
Segment profit (loss) (3)	7,659	(2,162)	—	5,497
Total assets	22,974	1,010	18,779	42,763
Capital expenditures	63	242	321	626
Depreciation & amortization (2)	390	242	1,147	1,779
2000
External revenues	$87,799	$9,082	$—	$96,881
Intersegment revenues	669	—	—	669
Gross Profit	13,399	2,530	—	15,929
Interest (4)	3,117	307	67	3,491
Segment profit (loss) (3)	3,488	(425)	—	3,063
Total assets	41,313	2,725	20,388	64,426
Capital expenditures	354	360	864	1,578
Depreciation & amortization (2)	348	66	1,248	1,662

(1)	Corporate assets are principally property and equipment, cash and other assets.
(2)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.
(3)	Segment profit (loss) represents operating income (loss) before goodwill amortization.
(4)	Interest has been allocated based on the net assets of the segment in relation to the Company’s consolidated net assets plus non-specific debt.

The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has 5 separate facilities located in various states, the District of Columbia and Europe.

Revenue by Major Market and Significant Customers

The Company derived 95.8%, 96.7% and 94.2% of its revenues from contracts and subcontracts with the U.S. Government in 2002, 2001 and 2000, respectively. Total consolidated revenue derived from the U.S. Government for includes 31.6%, 36.2% and 43.8% of revenue from contracts with the United States Army for 2002, 2001 and 2000, respectively, 36.1%, 34.1% and 34.3% of revenue with other Department of Defense customers for 2002, 2001 and 2000, respectively, and 32.0%, 29.7% and 21.9% of revenue from Federal Civilian Agencies for 2002, 2001 and 2000, respectively. Revenue from Federal Civilian Agencies includes revenue of 49.4%, 70.8% and 71.6% for 2002, 2001 and 2000, respectively from the U.S. Courts.

Note 13. Subsequent Events

On March 10, 2003 the Company and TelosOK LLC entered into a purchase agreement whereby the Company sold all of the issued and outstanding membership units of TelosOK LLC for a total consideration of $4.5 million. The Company had accounted for its investment in TelosOK LLC under the equity method and, at the time of this transaction, the Company had a zero basis recorded for this investment. The parties agreed to allocate the proceeds of the sale as follows:

•	$4.0 million to the Company at close

•	A minimum of 12 monthly payments to the Company in the amount of $45,000 per month, or a total of $540,000, to recover its fixed infrastructure costs associated with providing the inter-company support services

The parties also agreed that the Company would provide certain inter-company support services to TelosOK LLC for a period of 12 months in the amount of $45,000 per month, or a total of $540,000.

As additional consideration for the sale of the membership units, the Company and TelosOK LLC committed to certain “non-compete” and “no solicitation” agreements between the two parties. The “no solicitation” commitment provides a specific exception for the employment by TelosOK LLC of David S. Aldrich, former President, CEO and Director of the Company.

All Telos Corporation employees serving as officers of TelosOK LLC resigned said positions in TelosOK LLC in conjunction with the sale effective the date of the sale. The Company expects to recognize a gain on the disposal of the remaining 50% ownership of TelosOK LLC of approximately $10.1 million comprised of $6.1 million of deferred gain (see Note 3) and $4 million of gain associated with the cash received in March 2003.

Note 14. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands). Certain reclassifications have been made to prior quarter financial data to conform to the presentation used in the December 31, 2002 consolidated financial statements.

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2002
Sales	$18,984	$19,562	$25,293	$26,678
Gross Profit	2,024	3,151	1,452	4,433
Loss from continuing Operations	(1,194)	(1,591)	(2,011)	(2,678)
Loss from discontinued Operations	(373)	(378)	(105)	(222)
Gain on sale of TCC	—	—	10,879	1,698
Net (loss) income	(1,567)	(1,969)	8,763	(1,202)
2001
Sales	$30,401	$23,153	$22,692	$35,942
Gross profit	5,898	6,155	5,546	5,331
Income (loss) from continuing Operations	151	(62)	1,012	406
Loss from discontinued Operations	(324)	(249)	(434)	(1,171)
Net (loss) income	(173)	(311)	578	(765)

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

John B. Wood, Chairman and Chief Executive Officer, Director

Mr. Wood (age 39) has served as Chairman of the Board since March 26, 2002 and as Executive Chairman of the Board since March 8, 2000. Mr. Wood was elected as President and Chief Executive Officer on December 31, 2002 . From January 1994 until March 8, 2000, Mr. Wood served as President and Chief Executive Officer of the Company. Mr. Wood has also served as Chairman and CEO of Enterworks since January 1996. Between 1992 and 1994, Mr. Wood served as Chief Operating Officer and as an Executive Vice President of the Company. Prior to joining the Company, Mr. Wood founded a boutique investment-banking firm on Wall Street. Mr. Wood has a BSBA in Finance and Computer Science from Georgetown University. Mr. Wood also serves on the Board of Directors of two privately held companies.

Dr. Fred Charles Ikle, Former Chairman of the Board, Director

Dr. Ikle (age 78) was elected to the Company’s Board of Directors on January 31, 1994 and was elected Chairman of the Board in January 1995. He is Chairman of Conservation Management Corporation and a Governor of the Smith Richardson Foundation. Dr. Ikle is a Distinguished Scholar at the Center for Strategic & International Studies and a member of the Defense Policy Board that advises the Secretary of Defense. He served as Under Secretary of Defense for Policy from 1981-1988, and as Director of the US Arms Control and Disarmament Agency from 1973-1976. Dr. Ikle resigned from the Chairmanship of the Board on March 26, 2002. He remains a proxy holder and director.

David S. Aldrich, Former President, Former Chief Executive Officer and Director

Mr. Aldrich (age 43) was elected to the positions of President and Chief Executive Officer on March 8, 2000. He was elected to the Board of Directors on February 8, 2000. He was appointed to the position of Chief Operating Officer of the Company in January 1999. He joined the Company in September 1996 as Vice President, Corporate Development and Strategy. Prior to joining the Company, he was a partner in the Financial Advisory Services Group – Corporate Finance at Coopers & Lybrand L.L.P. Prior to joining Coopers & Lybrand L.L.P. in 1991, Mr. Aldrich was Senior Vice President at Dean Witter Capital Corp., the merchant banking arm of Dean Witter Reynolds, Inc. Mr. Aldrich resigned as President and Chief Executive Officer on December 31, 2002 and as a director on February 24, 2003.

Dr. Stephen D. Bryen, Former Director

Dr. Stephen Bryen (age 59) was elected to the Company’s Board of Directors on January 31, 1994. He currently serves as a Director in Jefferson Partners, L.L.C., a strategic management consulting and merchant-banking firm with offices in Washington, D.C. and New York, and as Senior Vice President of L-3 Network Security, LLC in Denver, Colorado. Dr. Bryen currently serves on the board of C-MAC Industries in Mechanicsburgh, Pennsylvania and is the senior technical advisor to Hollinger Digital Corporation in New York. From 1981 to 1988 Dr. Bryen served as the Deputy Under Secretary of Defense for Trade Security Policy and as the Director of the Defense Technology Security Administration, which he founded. Dr. Bryen resigned as a proxy holder and Director on March 20, 2002.

Norman P. Byers, Director

Mr. Byers (56) was elected to the Board of Directors on January 31, 1994. He is the chief of staff to a Fairfax County Supervisor and directs all activities of a political staff serving 110,000 constituents. In addition, Mr. Byers is a principal in Byers Consulting, a firm specializing in management and corporate governance consulting to information technology firms. Mr. Byers is also a Director of ETI Engineering Incorporated, Chantilly, Virginia and

Panalpina FMS Incorporated, Sterling, Virginia. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force. Mr. Byers is also a proxy holder.

Malcolm M. B. Sterrett, Class D Director

Mr. Sterrett (age 60) is a private investor and was elected to the Company’s Board of Directors as a Class D Director on July 31, 1998 as part of the preferred stockholder class. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Corporation.

Geoffrey Baker, Class D Director

Mr. Baker (age 54) was appointed as a Class D Director on November 6, 2001. Mr. Baker is a private investor and since 1983 has been a partner in Baker & Donaldson, a private investment firm. Previously, he served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as counsel to the U.S. Senate Committee on Commerce, Science and Transportation. A graduate of Stanford University and of the Georgetown University Law Center, he has served on public and private corporate boards and currently serves as Chairman of the Governing Board of St. Albans School, Washington, D.C.

Ambassador Langhorne A. Motley, New Director and Proxy Holder, 2003

Ambassador L. Anthony Motley (age 65) was elected to the Company’s Board of Directors on January 13, 2003. Since 1985, Ambassador Motley has headed two successive international trade consulting firms that serve US companies in pursuing their international business goals. Additionally, Ambassador Motley has co-chaired the Department of State’s ambassadorial seminars and is a frequent lecturer for programs in the Department of State, Department of Defense and other foreign affairs agencies. Ambassador Motley was previously the United States Ambassador to Brazil from 1981 until 1983 and the Assistant Secretary of State for Inter-American Affairs from 1983 to July of 1985. Ambassador Motley, in addition to his Board Service for Telos Corporation, serves on the Board of Directors of the US Brazil Business Council, Junior Achievement International and the American Academy of Diplomacy.

Michael P. Flaherty, Executive Vice President, General Counsel and Chief Administrative Officer

Mr. Flaherty (age 57) was appointed Executive Vice President, General Counsel and Chief Administrative Officer on January 3, 2001. Prior to joining Telos Corporation, Mr. Flaherty was of Counsel with the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and Chief Executive Officer of First Continental Financial Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, and is experienced in comprehensive legislative and regulatory representation of national organizations and corporations before the U.S. Congress and federal, state and local governmental agencies. Mr. Flaherty served as General Counsel of the Committee on Banking, Finance and Urban Affairs at the U.S. House of Representatives from 1972 to 1982. He earned his J.D. degree from Columbus School of Law, the Catholic University of America, and his B.A. degree from Boston University.

Robert J. Marino, Executive Vice President of Sales and Marketing

Mr. Marino (age 66) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. On January 1, 1994, Mr. Marino was appointed to President of Telos Systems Integration, and on January 1, 1998, he was appointed to his current position. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A-COM Information Systems, both of which are U.S. Government contractors. Mr. Marino was recognized in 1999 by Federal Computer Week as one of the top 100 Executives from U.S. Government, industry and academia.

Thomas J. Ferrara, Chief Financial Officer and Treasurer

Mr. Ferrara (age 45) was appointed Chief Financial Officer of the Company on September 14, 2000. He was elected Vice President of Finance and Accounting and Treasurer on February 8, 2000. He joined the Company in 1994 as Director of Pricing and was responsible for all pricing of major contracts and Company forecasts. Prior to joining Telos, Mr. Ferrara was the Accounting Manager for Cordant, a privately held U.S. Government contractor.

Michelle Wertz, Vice President of Human Resources and Corporate Secretary

Ms. Wertz (age 39) was appointed Vice President, Human Resources for Telos Corporation in July of 2000 and Corporate Secretary in September 2000. Ms. Wertz joined Telos in May 1998 to revamp the Recruiting and Retention activities for the company leading to her position as Vice President, Resource Management in December of 1999. Ms. Wertz’ previous Human Resources experience from 1995 – 1998 includes working for America Online, IPR Staffnet and Total Systems Solutions to provide technical and professional staffing solutions and best practice recruiting strategies.

Each of the proxy holders, directors and executive officers of the Company is a United States citizen.

Item. 11. Executive Compensation

The following table shows for the years ended December 31, 2002, 2001 and 2000, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and the four other most highly compensated executive officers of the Company in fiscal year 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Securities
Name and Principal Position	Year	Salary		Bonus	underlying Options(1)		All Other Compensation(5)
John B. Wood	2002	$335,873	(7)	$100,000	10,000	(2)	$12,182	(5)
(Chairman, Chief Executive Officer)	2001	$350,002	(7)	$125,000	510,000	(3)	$28,859	(5)
	2000	$350,002	(7)	$—	—		$18,100	(5)
David S. Aldrich	2002	$350,002		$50,000	10,000	(2)	$63,346	(5)(6)
(Former President and Chief Executive Officer)	2001	$350,002		$125,000	510,000	(3)	$34,784	(5)
	2000	$332,894		$—	250,000	(3)	$18,100	(5)
Michael P. Flaherty	2002	$300,019		$200,000	—		$12,715
(Exec. V.P., General Counsel and Chief Administrative Officer)	2001	$300,018		$132,692	300,000	(3)	$6,229
	2000	—		—	30,000	(3)	$—
Robert J. Marino	2002	$227,094		$15,000	—		$110,039	(6)
(Executive Vice President of Sales and Marketing)	2001	$222,390		$70,000	—		$23,517
	2000	$211,706		$—	292,900	(3)	$5,100
Thomas J. Ferrara	2002	$184,233		$135,000	—		$7,318
(Chief Financial Officer, Treasurer)	2001	$160,205		$80,000	—		$6,771
	2000	$133,561		$—	128,000	(3)	$5,100

(1)	There are no restricted stock awards or payouts pursuant to long-term investment plans.
(2)	Options granted in 2002 are in the Company’s Class A common stock.
(3)	Options granted in 2001 and 2000 are in Telos, Telos Delaware, and Xacta common stock.
(4)	All other compensation represents Company contributions made on behalf of the executive officers to the Telos Shared Savings Plan, and life insurance premiums paid by the Company for the benefit of the executives.
(5)	Included in these amounts are $2,500 in 2002, $10,000 in 2001, and $13,000 in 2001 for director’s fees paid.
(6)	Included in these amounts are cash surrender value payments from life insurance policies.
(7)	The Company and its affiliate, Enterworks, Inc., have an agreement whereby Enterworks, Inc. reimburses the Company for $250,000 of Mr. Wood’s annual salary.

Stock Option Grants

The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 2002.

Name and Principal Position	Number of Securities Underlying Options/SARS Granted(1)	% of Total Options/ SARS Granted	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term
					5%	10%
John B. Wood	10,000	3.9%	$1.00	Oct. 2012	$6,300	$16,100
(Chairman and Chief Executive Officer)
David S. Aldrich	10,000	3.9%	$1.00	Oct. 2012	$6,300	$16,100
(Former President, Chief Executive Officer)
Thomas J. Ferrara	—	—	—	—	—	—
(Chief Financial Officer, Treasurer)
Robert J. Marino	—	—	—	—	—	—
(Executive Vice President of Sales and Marketing)
Michael P. Flaherty
(Exec.VP, General Counsel and Chief Administrative Officer)

(1)	Options granted in 2002 were in the common stock of Telos.

Management Stock Options

The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End(1) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End (2) Exercisable/ Unexercisable
John B. Wood (Chairman and Chief Executive Officer)	—	—	3,962,975/1,275,016	$399,168/$48,938
David S. Aldrich (Former President, Chief Executive Officer)	—	—	1,331,250/ 450,125	$0/$0
Thomas J. Ferrara (V.P., Treasurer, Chief Financial Officer)	—	—	120,500/60,000	$225/$0
Robert J. Marino (Executive Vice President of Sales and Marketing)	—	—	886,400/ 303,500	$4,188/$4,188
Michael P. Flaherty	—	—	252,167/ 194,500	$0/$0
(Exec. V.P., General Counsel and Chief Administrative Officer)

(1)	These aggregate amounts include exercisable options to purchase the common stock of Enterworks, Inc. for 2,060,000 shares held by Mr. Wood, 400,000 shares held by Mr. Aldrich, 7,500 shares held by Mr. Ferrara, 200,000 shares held by Mr. Marino and 16,667 shares held by Mr. Flaherty, respectively.

(2)	These aggregate values include values for exercisable options to purchase the Class A Common Stock of the Company. These values are based upon an estimated fair market value at December 31, 2002 of $1.00 per share for the Company’s Class A Common Stock. These values were derived from valuations performed by an independent third party for the trustees of the Telos Shared Savings Plan, a defined contribution employee savings plan in which substantially all full-time employees are eligible to participate.

Pager 57 of 69

Compensation of Directors

During the fiscal year ended December 31, 2002, outside directors and proxy holders Mr. Byers and Dr. Ikle were paid $40,000 and 46,250, respectively. Outside Class D directors Mr. Sterrett and Mr. Baker were paid $26,500 and $25,000, respectively. Dr. Ikle resigned as Chairman on March 26, 2002 and will remain as a proxy holder and director. Dr. Ikle and Dr. Bryen are paid pursuant to a proxy agreement among the Company, the Defense Security Service and Mr. John R.C. Porter. Dr. Bryen resigned as a proxy holder and Director on March 20, 2002. He was paid $8,750 for 2002.

Effective March 27, 2002, the Board of Directors adopted a new compensation structure for the Board annually which provides for the following: $25,000 annually for Proxy holder directors; $25,000 annually for Class D Directors; $0 for employee directors and committee participation; $5,000 for the Chairman of the Board’s annual retainer; $5,000 for the Proxy Board Chairman’s annual retainer; $5,000 annually for the Chairmen of the Audit Committee; $2,000 annually for the Chairmen of the Management Development and Compensation Committee; $2,000 annually for membership in the Audit, Management Development and Compensation Committee, or Nominating/Corporate Governance Committee; and each director other than employee directors is entitled to receive $1,250 for each meeting attended, up to four per year.

Employment Contracts

As of December 31, 2002, the Company was a party to agreements with certain of its executive officers. Mr. Robert Marino, Chief Sales and Marketing Officer, and Mr. John Wood, Director and Executive Chairman, currently have employment contracts with the Company. The agreements are for one-year terms and provide for a payment of two years’ base salary then in effect if involuntarily terminated or if the agreements are not extended.

Accordingly, Messrs. Marino and Wood would receive annually $227,000 and $350,000 respectively, for a two-year period.

In addition to base salary, the executives are eligible for a discretionary bonus and for the grant of stock options under the agreements. The amount of the discretionary bonus is determined at the Board of Directors and Chief Executive Officers discretion. Each year, the Company renegotiates such employment contracts as part of the yearly review process. Accordingly in 2003, the Company expects to review the contracts described above. In addition, strategic hires or promotions may increase the number of Executives who have Employment Contracts.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of December 31, 2002	Percent of Class
Class A Common Stock	John R. C. Porter	22,190,718 shares(A)	80.52%
	227 Marsh Wall
	London E14 9SD England

Class A Common Stock	Telos Corporation Shared	3,658,536 shares	17.28%
	Savings Plan
	19886 Ashburn Road
	Ashburn, VA 20147

Class B Common Stock	Graphite Enterprise Trust PLC	1,681,960 shares(B)	41.66%
	Berkeley Square House, 4th Floor
	London W1J 6BQ England

Class B Common Stock	Graphite Enterprise Trust LP	420,490 shares(B)	10.41%
	Berkley Square House, 4th Floor
	London W1J 6BQ England

Class B Common Stock	Hare & Company	1,186,720 shares	29.39%
	c/o Bank of New York
	P.O. Box 11203
	New York, NY 10249

Class B Common Stock	Cudd & Company	669,888 shares	16.59%
	c/o Chase Manhattan Bank
	Corporate Actions Department
	Four New York Plaza, 11th Floor
	New York, NY 10004

Class A Common Stock	John B. Wood	1,731,861 shares(C)	7.58%
Class A Common Stock	David S. Aldrich	722,781 shares(C)	3.30%
Class A Common Stock	Robert J. Marino	648,575 shares(C)	2.98%
Class A Common Stock	Michael P. Flaherty	149,558 shares(C)	0.70%
Class A Common Stock	Thomas J. Ferrara	51,862 shares(C)	0.24%
Class A Common Stock	Norman P. Byers	5,000 shares	0.02%
Class A Common Stock	Stephen D. Bryen	3,000 shares	0.01%
Class A Common Stock	Fred C. Ikle	5,000 shares	0.02%
Class A Common Stock	Malcolm Sterrett	2,000 shares	0.01%
Class A Common Stock	All Officers and Directors	3,320,912 shares(D)	13.62%
	As a Group (10 persons)
12% Cumulative	Value Partners, Ltd.	714,317 shares(E)	22.42%
Exchangeable Redeemable	2200 Ross Avenue, Suite 4660
Preferred Stock	Dallas, TX 75201
	Fisher Ewing Partners
	2200 Ross Avenue, Suite 4660
	Dallas, TX 75201
12% Cumulative	Wynnefield Partners Small Cap	228,500 shares(F)	7.17%
Exchangeable Redeemable	Value, L.P.
Preferred Stock	One Penn Plaza, Suite 4720
	New York, NY 10119
	Channel Partnership II, L.P.
	One Penn Plaza, Suite 4720
	New York, NY 10119
	Wynnefield SmallCap Value
	Offshore Fund, Ltd.
	One Penn Plaza, Suite 4720
	New York, NY 10119

(A)	Mr. John R. C. Porter’s holdings include 6,388,916 shares of P Class A Common Stock purchasable upon exercise of a warrant.

(B)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide the Company with the addresses of the respective beneficial owners.

(C)	The common stock holdings of Messrs. Aldrich, Flaherty, Marino, Ferrara and Wood include 1,889; 1,558; 22,123; 10,862 and 39,244 shares of the Company’s Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Messrs. Aldrich,

Flaherty, Marino, Ferrara and Wood hold options to acquire 712,500; 148,000; 614,400; 41,000; and 1,684,225 shares of the Company’s Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchasable upon exercise of the options and are exercisable within 60 days of March 1, 2003.

(D)	The common stock holdings of the Company’s officers and directors as a group include 76,951 shares of the Company’s Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan. Under the Company’s stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 3,215,125 shares of Class A Common Stock exercisable within 60 days of March 1, 2003.

(E)	Value Partners Ltd. (“VP”) and Fisher Ewing Partners (“FEP”) have filed jointly a Schedule 13D under which they disclosed that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 714,317 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively.

According to the Schedule 13D, each of FEP and Timothy G. Ewing and Richard W. Fisher may be deemed to have the sole power to vote and to dispose of the shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively.

(F)	Wynnefield Partners SmallCap Value, L.P., (“WPSCV”), Channel Partnership II, L.P. (“CP”), and Wynnefield SmallCap Value Offshore Fund, Ltd. (“WSCVOF”) have jointly filed a Schedule 13D under which they disclosed they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 228,500 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, Nelson Obus and Joshua Landes, by virtue of their status as general partners of WPSCV, Mr. Obus as general partner of CP and Messrs. Obus and Landes, as officers of WSCVOF’s investment manager, have the power to vote or to direct the vote and the power to dispose and to direct the disposition of the shares of Exchangeable Preferred Stock owned by WPSCV, CP and WSCVOF, respectively.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. John R.C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. John R.C. Porter was paid $260,000 by the Company in 2002, 2001, and 2000 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

Mr. David S. Aldrich, former President and Chief Executive Officer of the Company, entered into an agreement with the Company whereby Mr. Aldrich will serve as an advisor to the Company from December 31, 2002 through March 31, 2005. In return, Mr. Aldrich will be paid $350,000 per annum from January 1, 2003 through March 31, 2005. The Company will also continue to provide Mr. Aldrich with medical and insurance benefits during that same period.

Mr. Mark Hester, former Executive Vice President and former Chief Operating Officer of the Company, had a consulting agreement with the Company to provide strategic advice concerning the Company’s hardware services division. Under this agreement, Mr. Hester received $206,000 for his services during 1999 and 2000, and was eligible for a bonus under certain circumstances, at the Company’s discretion. Under this agreement Mr. Hester received a bonus of $135,000 payable in installments during 2000. The Company competed payment to Mr. Hester in 2000.

Mr. Gerald Calhoun, former Vice President of Human Resources and Corporate Secretary, entered into a settlement agreement with the Company to resolve a dispute over Mr. Calhoun’s employment contract with the Company. The Company paid Mr. Calhoun 24 months of severance in installments from 2000 until April 19, 2002. Mr. Calhoun also received medical and insurance benefits through the Company for the same two-year period. Mr. Calhoun’s payment of salary and fringe benefits amounted to approximately $189,000 per annum. Under the agreement, the Company extended the option term of Mr. Calhouns vested options until September 2001. These options have now expired.

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

Mr. Lorenzo Tellez, former Vice President, Treasurer, and Chief Financial Officer of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez’s employment contract with the Company. With regard to the salary component of the contract,the Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. Mr. Tellez’s payment of salary and fringe benefits amounts to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001. The Company as recorded a charge to earnings of $200,000 under SG&A to recognize a claim by Mr. Tellez to a discretionary bonus and estimated legal expenses during 2002.

Item 14. Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), within 90 days prior to the filing of this annual report, and concluded that those disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits:

Exhibits marked with (1*) are incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983. Exhibits marked with (3*) are incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1987. Exhibits marked with (4*) are incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989. The registrant will furnish to stockholders a copy of other exhibits upon payment of $.20 per page to cover the expense of furnishing such copies. Requests should be directed to the attention of Investor Relations at Telos Corporation, 19886 Ashburn Road, Ashburn, Virginia 20147-2358.

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

4.1

Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.2		Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant. (Incorporated herein by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.3

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

4.4

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

10.40	September 27, 1993 Consulting Agreement among Mr. Fred Knoll, C3, Inc. and Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.43	Amendment to Revolving and Reducing Senior Credit Facility dated as of December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.44	Amendment to Revolving and Reducing Senior Credit Facility dated as of April 11, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.45	Amendment to Revolving and Reducing Senior Credit Facility dated as of June 8, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.46	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 7, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.47	October 7, 1994 Letter Agreement among C3, Inc., Toxford Corporation, and NationsBank, N.A. regarding cash collateral held on behalf of the Company.

10.48	October 25, 1994 General Release and Settlement memorandum among Sapiens International Corporation N.V., Sapiens International Corporation B.V., Sapiens U.S.A. , Inc., C3, Inc. and Telos Corporation.

10.49	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 5, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.50	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 12, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.51	Waiver and Amendment to Revolving and Reducing Senior Credit Facility dated as of April 17, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.58	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.59	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J. O. Hambro Investment Management, Ltd.

10.60	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.61	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.62	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.63	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.64	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.65	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.66	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

10.67	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.68	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.69	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.70	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.71	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.72	Amendment to Revolving and Reducing Senior Credit Facility dated as of August 4, 1995 Telos Corporation(Maryland), Telos Corporation (California) and NationsBank N.A.

10.73	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 13, 1995 Telos Corporation (Maryland), Telos Corporation (California) and NationsBank N.A.

10.74	1996 Stock Option Plan

10.76	Sixteenth Amendment to Credit Facility and Tenth Amended and Restated Promissory Note

10.77	Enterworks, Inc. 1996 Stock Option Plan

10.78	Form of Series A Senior Subordinated Unsecured Note

10.79	Form of Enterworks, Inc., inc. Capital Stock Purchase Series A Warrant

10.80	Asset Purchase Agreement

10.81	Amendment No. 1 to Asset Purchase Agreement

10.82	Amended and Restated Credit Agreement between Telos Corporation, a Maryland corporation; Telos Corporation, a California corporation; and NationsBank, N.A. dated as of July 1, 1997

10.83	Asset Purchase Agreement

10.84	Interim Agreement

10.85	Share Purchase Agreement between Telos Corporation, a Maryland corporation, formerly named and known as C3, Inc. and Union Bank of Switzerland, dated May 7, 1998

10.86	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

10.87	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust LP

10.88	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

10.89	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland and Foreign and Colonial Enterprise Trust LP

10.90	Form of Stock Purchase Agreement

10.90	Asset Purchase Agreement, dated as of September 29, 1999 between Telos Corporation (Maryland), Telos Corporation (California), Telos Field Engineering, Inc. and TFE Technology Holdings, Inc.

10.92	Letter to Bank of America concerning Enterworks private placement

10.93	Form of Enterworks Subdebt conversion letter

10.94	Form of Telos Subdebt conversion letter

10.95	Listing of Subdebt conversion parties

10.96	Transaction agreement between Telos and Enterworks

21	Schedule of Subsidiaries.

(b) Reports filed on 8K:

1. 8-K filed August 5, 2002. Item 2. Sale of Telos Corporation (California) to L-3 Communications Corporation.

2. 8-K filed November 1, 2002. Item 5. Disclosing Loan and Security Agreement with Foothill Capital Corporation.

3. 8-K filed January 14, 2003. Item 5. Announcing the resignation of David S. Aldrich as CEO of Telos Corporation and the appointment of John B. Wood.

4. 8-K filed March 10, 2003. Item 5. Announcing the resignation of David S. Aldrich as Telos Corporation Director.

5. 8-K filed March 24, 2003. Item 5. Announcing the sale of TelosOK LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ THOMAS J. FERRARA
Chief Financial Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN B. WOOD John B. Wood	Chairman and Chief Executive Officer	March 31, 2003

Fred Charles Ikle	Director	March 31, 2003

/s/ NORMAN P. BYERS Norman P. Byers	Director	March 31, 2003

/s/ MALCOLM M.B. STERRETT Malcolm M.B. Sterrett	Director	March 31, 2003

/s/ GEOFFREY BAKER Geoffrey Baker	Director	March 31, 2003

/s/ L. ANTHONY MOTLEY Ambassador L. Anthony Motley	Director	March 31, 2003

/s/ THOMAS J. FERRARA Thomas J. Ferrara	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 31, 2003

CERTIFICATIONS

I, John B. Wood, Chief Executive Officer of Telos Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Telos Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 31, 2003

/s/ JOHN B. WOOD
Chief Executive Officer

CERTIFICATIONS

I, Thomas J. Ferrara, Chief Financial Officer of Telos Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Telos Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 31, 2003

/s/ THOMAS J. FERRARA
Chief Financial Officer