Form 10-Q
period 2003-03-31
TELOS CORP
filed 2003-05-15
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

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

Number of pages in this report (excluding exhibits): 27

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Sales
Products	$12,659	$16,581
Xacta	4,164	2,403

	16,823	18,984
Costs and expenses
Cost of sales	13,751	16,832
Selling, general and administrative expenses	4,081	3,738

Operating loss from continuing operations	(1,009)	(1,586)
Other income (expenses)
Gain on sale of 50% interest in TelosOK LLC	10,127	—
Other income	8	—
Interest expense	(626)	(437)

Income (loss) before taxes from continuing operations	8,500	(2,023)
Income tax (provision) benefit	(3,200)	829

(Loss) income from continuing operations	5,300	(1,194)
Discontinued operations:
Loss from discontinued operations (net of tax)	—	(373)

Net income	$5,300	$(1,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

ASSETS	March 31, 2003	December 31, 2002
Current assets
Cash and cash equivalents (includes restricted cash of $54 at March 31, 2003 and December 31, 2002)	$63	$358
Accounts receivable, net	14,882	18,820
Inventories, net	2,117	1,531
Deferred income taxes, current	2,524	3,477
Other current assets	786	496
Net assets of discontinued operations	—	—

Total current assets	20,372	24,682

Property and equipment, net of accumulated depreciation of $11,631 and $11,285, respectively	10,007	10,343
Deferred income taxes, long term	5,753	8,000
Other assets	1,957	1,995

Total assets	$38,089	$45,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2003	December 31, 2002
Current liabilities
Accounts payable	$8,745	$8,021
Other current liabilities	1,590	1,872
Deferred revenue	7,965	8,074
Capital lease obligations – short term	418	408
Accrued compensation and benefits	4,229	5,558

Total current liabilities	22,947	23,933
Senior credit facility	1,557	6,618
Senior subordinated notes	5,179	5,179
Capital lease obligations	10,590	10,647

Total liabilities	40,273	46,377
Redeemable preferred stock
Senior redeemable preferred stock	7,431	7,327
Redeemable preferred stock	54,066	53,561

Total preferred stock	61,497	60,888
Stockholders’ deficit
Common stock	78	78
Capital in excess of par	—	6,127
Retained deficit	(63,759)	(68,450)

Total stockholders’ deficit	(63,681)	(62,245)

Total liabilities and stockholders’ deficit	$38,089	$45,020

The accompanying notes are an integral part of these condensed consolidated financial statement

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2003	2002

Operating activities:
Net income (loss)	$5,300	$(1,194)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Gain from sale of TelosOK LLC	(10,127)	—
Depreciation and amortization	412	448
Other noncash items	54	389
Changes in assets and liabilities	4,392	(5)

Cash provided by (used in) continuing operating activities	31	(362)
Cash used in discontinued operating activities	—	(1,414)

Cash provided by (used in) operating activities	31	(1,776)

Investing activities:
Net proceeds from sale of TelosOK LLC	4,000	—
Purchase of property and equipment	(26)	(91)

Cash provided by (used in) investing activities	3,974	(91)

Financing activities:
Repayment of borrowings under senior credit facility	(5,061)	2,186
Increase in book overdrafts	808	—
Payments under capital leases	(47)	(85)

Cash (used in) provided by financing activities	(4,300)	2,101

(Decrease) increase in cash and cash equivalents	(295)	234
Cash and cash equivalents at beginning of period	358	115

Cash and cash equivalents at end of period	$63	$349

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    General

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation (“Telos”) and its wholly owned subsidiaries ubIQuity.com, Inc., Xacta Corporation, Telos.com, Inc., and Telos Delaware, Inc. (collectively, the “Company”). Significant intercompany transactions have been eliminated.

In the opinion of the Company, the accompanying financial statements reflect all adjustments and reclassifications (which include only normal recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

In July 2002, FASB issued SFAS No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”. Such standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue. No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure - an amendment of FASB Statement No. 123” (FAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted fair value accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

Certain reclassifications have been made to the prior year’s financial statements to conform to the classifications used in the current period.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.    Investment in Enterworks

As of March 31, 2003, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”) and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18. Under this method, and in accordance with EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company reduced the carrying amounts of the Notes to $-0- during 2001as the Company’s share of the Enterworks losses exceeded the carrying value of the Notes. As of March 31, 2003 and December 31, 2002, the carrying amount of all Enterworks Notes is $-0-.

The following table is a listing of the Enterworks Senior Demand Notes received by the Company during 2002. Such Notes were received for rent and professional services performed by the Company pursuant to a services agreement. The carrying value of these notes were written down to zero upon receipt of the note.

Issuance Date	Amount	Maturity Date
April 30, 2002	$305,945	April 30, 2007
June 5, 2002	92,588	June 5, 2007
June 26, 2002	64,006	June 26, 2007
July 16, 2002	37,461	July 16, 2007
December 16, 2002	100,000	December 16, 2007
December 18, 2002	250,000	December 18, 2007
December 31, 2002	250,000	December 31, 2007

Total Notes for 2002	$1,100,000

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of the Enterworks notes issued to the Company in 2002 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy.

The Company recognized a reserve during December 2002 in the amount of $397,000 for the future funding commitments with Enterworks. The balance of such reserve was $240,000 as of March 31, 2003.

Note 3.    Debt Obligations

Senior Revolving Credit Facility

The Company entered into a $22.5 million Senior Credit Facility (“Facility”) with a financial institution on October 21, 2002 (“closing date”) that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including accounts receivable, equipment and inventory. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Unused availability on the facility was $2.9 million at March 31, 2003. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% upon initial funding. The Company paid an origination fee of $225,000 upon entering the agreement.

The Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings. Financial covenants were amended and restated with Amendment 1 to the Facility received in March 2003. Such covenants were amended and restated to more accurately reflect future performance based on recent projections. At March 31, 2003 the Company is in compliance with all covenants contained in the Facility.

Senior Subordinated Notes

In 1995 the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. The Notes are classified as either Series B or Series C. The Series B Notes are collaterlized by the fixed assets of the Company. The Series C Notes are unsecured. The maturity date of the Notes is October 31, 2004 with interest rates ranging from 14% to 17%. Interest on the Notes is paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option. The Notes have a cumulative payment premium of 13.5% per annum payable only upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay the premium. Due to the contingent nature of the Note premium payment, the associated premium expense will only be recorded subsequent to the occurrence of a triggering event. At March 31, 2003, the prepayment premium that would be due upon a triggering event is approximately $13.4 million.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company retired $3 million of the Notes in October 2002 upon funding from the Facility for which the noteholders waived the prepayment penalty on such Notes.

The balances of the Series B Notes were $2.5 million and $5.5 million, respectively at March 31, 2003 and 2002. The balances of the Series C Notes were $2.6 million at March 31, 2003 and 2002.

The following are maturities of obligations presented by year:

	Year	Obligation Due
Senior Credit Facility	2003	—
Senior Subordinated Debt	2003	—
Senior Credit Facility	2004	—
Senior Subordinated Debt	2004	5,179,000
Senior Credit Facility	2005	1,557,000[1]
Senior Subordinated Debt	2005	—

[1]	Balance due represents balance as of March 31, 2003, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 4.    Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the senior redeemable preferred stock are Series A-1 and Series A-2, each with $.01 par value and 1,250 and 1,750 shares authorized, issued and outstanding, respectively. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2004. On or before August 15, 2004, and to the extent the redemption date of the Senior Preferred Stock has not been extended to a date later than October 31, 2005, Senior Preferred Stockholders agree to extend the redemption date to a date no earlier than October 31, 2005. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At March 31, 2003 and December 31, 2002 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $4,432,000 and $4,327,000 respectively. During the first quarter of 2003 the Company recorded senior redeemable preferred stock dividends of $105,000.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company is making periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the quarters ended March 31, 2003 and 2002 was $506,000 and $461,000 respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. No other dividends, in stock or cash, have been declared since 1991. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock held by certain shareholders.

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

Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends are payable by the Company, provided the Company has legally available funds under Maryland law, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $30,145,000 as of March 31, 2003. During 2002 the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.    Reportable Business Segments

At March 31, 2003, the Company has two continuing reportable segments, Products and Xacta. A third reportable segment, Systems and Support Services, a wholly owned subsidiary, Telos Corporation (California) (“TCC”), was sold on July 19, 2002 (See Note 6 – Sale of Telos Corporation (California)) and is being treated as a discontinued operation according to SFAS 144. The information for 2002 has been reclassified from the prior year’s presentation in order to conform to the 2003 presentation.

The Products Group:    delivers solutions that combine information technology products and services to solve customer problems. Customers of the Products Group include agencies of the U.S. Government such as: military services, Defense Agencies, Treasury Department, U.S. Courts and others. Solutions from the Products Group consist of a combination of commercial-off-the-shelf (“COTS”) products from major original equipment manufacturers (“OEMs”), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos’ secure wireless networking solutions allow customers to securely access databases from non-networked locations so that they can perform a variety of tasks safely. Telos’ secure messaging solution is known as the Automated Message Handling System (“AMHS”) and is a standard within the Department of Defense. The AMHS allows users to securely access, send, search, and profile message traffic. Significant U.S. Government procurement vehicles for customers of the Products Group include: Infrastructure Solutions – 1 (government-wide); GSA schedule (government-wide); Data Communications Network Equipment/Software (“US Courts”); and Treasury Distributed Processing Infrastructure (“Treasury”).

In addition to the above, the Products Group is a value added reseller for Xacta’s information security products into the U.S. Government.

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

This Group was the Company’s wholly owned subsidiary, TCC, which was sold on July 19, 2002. The company has excluded this group from its operating revenues and expenses and reported as a discontinued operation according to SFAS 144 (see Note 6 – Sale of Telos Corporation (California)).

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results from the Systems and Support Services Group at Ft. Sill were also included in the Company’s financial results until its deconsolidation in July 2000. During July 2000 the Company contributed its Ft. Sill business to TelosOK LLC. The Company has since sold it’s remaining interest in TelosOK LLC in March 2003. More information with respect to the sale of the Company’s interest in Telos OK LLCappears in Note 7, “Sale of Telos Interest in TelosOK LLC “.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross profit and segment profit (loss) before income taxes, non-recurring items and interest income or expense.

Summarized financial information concerning the Company’s reportable continuing segments for the three months ended March 31, 2003 and 2002 is shown in the following table. The “other” column includes corporate related items.

	Products	Xacta	Other(1)	Total
March 31, 2003
External Revenues	$12,659	$4,164	$—	$16,823
Intersegment Revenues	—	—	—	—
Gross Profit	1,174	1,899	—	3,073
Segment loss (3)	(967)	(42)	—	(1,009)
Total assets	13,468	4,133	20,488	38,089
Capital Expenditures	—	14	12	26
Depreciation & Amortization (2)	$86	$57	$269	$412

	Products	Xacta	Other(1)	Total
March 31, 2002
External Revenues	$16,581	$2,403	$—	$18,984
Intersegment Revenues	1,944	—	—	1,944
Gross Profit	1,891	261	—	2,152
Segment profit (loss) (3)	281	(1,866)	—	(1,585)
Total assets	19,802	1,608	22,783	44,193
Capital Expenditures	47	12	32	91
Depreciation & Amortization (2)	$97	$67	$272	$436

(1)	Corporate assets are principally property and equipment, cash and other assets.

(2)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.

(3)	Segment profit (loss) represents operating income (loss) before income taxes, non-recurring items and interest income or expense

The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has five separate facilities located in various states, the District of Columbia and Europe.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Sale of Telos Corporation-(California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a purchase agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation-California (“TCC”) to L-3 for a purchase price of approximately $20 million which includes: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account which will be paid to the Company over the next 30 months. (During the 30 month period after July 19, 2002 the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 per the terms and conditions of the mutually agreed upon dispute resolution process); and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million was released and paid in August 2002 with the remaining $1.7 million being released upon certain events, terms and conditions over the course of the next five years. The resulting gain of $12.7 million included the write-off of $2.5 million goodwill previously recorded for TCC. According to the Purchase Agreement, the purchase price shall be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets deviate from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. This amount has been invoiced by the Company and collected in October 2002 from L-3. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company adjusted the gain by $2.3 million to $13.2 million. The Company recognized a bonus accrual for certain key employees considered critical to the sale in the amount of $560,000. Therefore, the gain has been adjusted to $12.6 million. In accordance with the Company’s Senior Credit Facility, proceeds from the sale were used to pay down the Company’s Senior Credit Facility.

As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain “Non-Compete” and “No Solicitation” provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of income and the net results of these operations have been reported separately as “Income (loss) from discontinued operations”. The Company’s results from discontinued operations is reported net of tax benefit of $259,000 for the first quarter of 2002. Also included in the discontinued results from operations is allocated interest expense of $359,000 for the three months ended March 31, 2002. Interest has been allocated based on the net assets of the discontinued operation in relation to the Company’s consolidated net assets plus non-specific debt. TCC had revenue of $14.4 million for the first quarter of 2002.

The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented. The following summarizes the operating results of discontinued operations (in thousands) for the quarter ended March 31, 2002:

Sales	$14,355
Loss from discontinued Operations	(373)

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Sale of Interest in TelosOK LLC

On March 10, 2003 the Company and TelosOK LLC entered into a purchase agreement whereby the Company sold all of the issued and outstanding membership units of TelosOK LLC for a total consideration of $4.5 million. The Company had accounted for its investment in TelosOK LLC under the equity method and, at the time of this transaction, the Company had a zero basis recorded for this investment. The parties agreed to allocate the proceeds of the sale as follows:

•	$4.0 million to the Company at close

•	A minimum of 12 monthly payments to the Company in the amount of $45,000 per month, or a total of $540,000

The parties also agreed that the Company would provide certain inter-company support services to TelosOK LLC for a period of 12 months in the amount of $45,000 per month, or a total of $540,000.

As additional consideration for the sale of the membership units, the Company and TelosOK LLC committed to certain “non-compete” and “no solicitation” agreements between the two parties. The “no solicitation” commitment provides the sole exception for the employment by TelosOK LLC of David S. Aldrich, former President, CEO and Director of the Company.

All Telos Corporation employees serving as officers of TelosOK LLC resigned said positions in TelosOK LLC in conjunction with the sale effective the date of the sale. The Company recognized a gain on the disposal of the remaining 50% ownership of TelosOK LLC of approximately $10.1 million comprised of $6.1 million of deferred gain and $4 million of gain associated with the cash received in March 2003. The deferred gain had been recorded in July 2000 as a result of Staff Accounting Bulletin No. 81 which required the gain be deferred until the Company exited the TelosOK LLC investment.

TELOS CORPORATION AND SUBSIDIARIES

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

General

During the first quarter of 2003, the Company continued to focus on its commitment to creating unique, value added solutions, and reducing corporate indebtedness.

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

The Company made significant strides in reducing corporate indebtedness in the first quarter of 2003 by reducing term facility balance by approximately $5 million from the December 31, 2002 balance of $6.6 million. Such debt reduction was primarily due to cash received from the sale of the Company’s remaining interest in TelosOK LLC. For more information on the sale of TelosOK LLC, see Note 7 to the Consolidated Financial Statements.

Backlog

The Company’s total backlog at March 31, 2003 was $31.6 million compared with $31.3 million at March 31, 2002. Backlog was $31.7 million at the end of 2002. The total backlog of each of our segments at March 31, 2003 and 2002, was as follows: Products Group—$19.2 million and $20.8 million, respectively; and Xacta—$12.4 million and $10.5 million, respectively.

These amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer—Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2003 and 2002 was $27.9 million and $25 million, respectively.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

Exit From the Systems and Support Services Business

The Company has completed its exit from the Systems and Support Services business with the sale of TCC in July 2002. The Solutions Services Group was characterized primarily by large, long-term time-and-material services contracts with consistent and predictable revenue and cash flow streams. With the exit from such business, the Company is now more reliant on short term, less predictable revenue and cash flow streams, although with projected higher gross margins from its realigned business opportunities. Such a possible negative impact to the Company’s liquidity, however, is projected to be offset by its focus on Xactas’ product subscription offering, which, as a subscription, is paid for by the customer upon sale.

The Company sold its remaining 50% share of TelosOK LLC, on March 10, 2003, which is reported in Note 7 “Sale of Telos 50% Interest in TelosOK LLC” of the Consolidated Financial Statements. The primary business of TelosOK LLC was to provide post-deployment and post-production software and systems development and support services including technology insertion, system redesign and software re-engineering. The largest customer of TelosOK LLC was the U.S. Army’s Communications and Electronics Command (“CECOM”) with significant operations at Ft. Sill in Lawton, Oklahoma. TelosOK LLC tasks were performed on a time and materials basis and on a firm fixed price basis.

Consolidated Results of Operations

The Company’s operating cycle involves many types of solutions, products and services contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Results of Continuing Operations

The condensed consolidated statements of operations include the results of continuing operations of Telos Corporation and its wholly owned subsidiaries. Generally, the Company met most operating goals while experiencing slower than expected order volume.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

The major elements of the Company’s operating expenses as a percentage of sales for the three-month periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
Sales	100.0%	100.0%
Cost of sales	81.7	88.7
SG&A expenses	24.3	19.7

Operating loss	(6.0)	(8.4)
Gain on sale of TelosOK LLC	60.2	—
Other income	—	—
Interest expense	(3.7)	(2.3)

Income(loss) before taxes	50.5	(10.7)
Income tax benefit(expense)	(19.0)	4.4

Net income (loss) from continuing operations	31.5%	(6.3)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended March 31,
	2003	2002
Sales:
Products	$12,659	$16,581
Xacta	4,164	2,403

Total	$16,823	$18,984

Gross Profit:
Products	$1,173	$1,892
Xacta	1,899	261

Total	$3,072	$2,153

Gross Margin:
Products	9.3%	11.4%
Xacta	45.6%	10.9%
Total	18.3%	11.3%

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

The Company’s consolidated net sales for the first quarter of 2003 were $16.8 million, a decrease of $2.2 million or 11.4% over first quarter 2002 sales of $19.0 million. Such decrease consists of a $3.9 million decrease in sales from the Company’s Products Group offset by a $1.8 million increase in sales from the Company’s Xacta subsidiary. The Products Group experienced decreased sales from its traditional contracts with the US Government such as the Infrastructure Solutions 1 (“IS-1”) contract, the Census Bureau contract (“CENSUS”), and the Group’s Data Communications Network/Software (“U.S. Courts”) contract with the U.S. Courts system while sales from other programs and contracts in this group remained steady. The increase in sales in the Company’s Xacta Subsidiary is primarily attributable to increased subscription sales of the Xacta Web C&A product and increased order volume from Xacta information and security services.

The Company’s cost of sales from continuing operations for the first quarter of 2003 was $13.8 million, a decrease of $3 million, over the first quarter 2002 cost of sales from continuing operations of $16.8 million.

The Company’s gross profit for the first quarter of 2003 was $3.1 million, an increase of $920,000, or 43%, over first quarter 2002 gross profit of $2.2 million. Such increase in profitability is primarily attributable to an increased volume of sales in programs with relatively higher gross margins such as Xacta information and security products and services combined with a decrease in sales volume in the relatively lower gross margin products and services on the Company’s traditional contracts with the US Government. The Company’s gross margin for the first quarter of 2003 was 18.3% as compared to 11.3% for the first quarter of 2002.

The Company’s selling, general, and administrative expense (“SG&A”) from continuing operations for the first quarter of 2003 was $4.1 million, an increase of approximately $341,000 or 9% over the first quarter 2002 SG&A from continuing operations of $3.7 million. Such SG&A from continuing operations does not include $0 and $1.5 million allocated to discontinued operations for the first quarters of 2003 and 2002. If such SG&A allocated to discontinued operations were included in continuing operations, total consolidated SG&A would have been $4.1 million in the first quarter 2003 and $5.3 million for the first quarter 2002, a decrease of $1.2 million. Such decrease in SG&A is primarily due to the result of cost reduction measures undertaken by the Company during 2002 combined with the reduction of SG&A associated with the sale of Telos Corporation CA.

SG&A from continuing operations as a percentage of revenues increased to 24.3% for the first quarter of 2003 from 19.7% in the first quarter of 2002.

The Company’s operating loss from continuing operations for the first quarter 2003 was $1.0 million, an increase of approximately $600,000 or 38% over the first quarter 2002 operating loss from continuing operations of $1.6. Such increase is primarily due to increased sales volume from relatively higher operating margin programs such as the Xacta information and security products and services. This increase in operating profit is partially offset by the increase in the Company’s SG&A from continuing operations as mentioned in preceding paragraphs.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

The Company’s interest expense from continuing operations increased approximately $189,000 to $626,000 in the first quarter of 2003 from approximately $437,000 in the first quarter of 2002. Such interest does not include interest of $0 and $359,000 allocated to discontinued operations for the first quarter of 2003 and 2002, respectively. If said interest from discontinued operation were added to continuing operations, the Company’s total interest for the first quarter 2003 and 2002 would be $626,000 and $796,000, respectively, resulting in a decrease of approximately $170,000 of total interest from the first quarter 2003 and the first quarter 2002. Such decrease is primarily due to decreased debt levels in the first quarter of 2003 compared to 2002.

The Company recorded an income tax expense (benefit) for the three month periods ended March 31, 2003 and March 31, 2002 of approximately $3.2 and $(829,000) million, respectively. The tax expense at March 31, 2003 is primarily attributable to the gain on sale of Telos OK. The Company’s net deferred tax assets totaled $8.3 million at March 31, 2003. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses in amounts sufficient to realize the net deferred tax assets.

The Company’s income from continuing operations for the first quarter of 2003 was $5.3 million, an increase of $6.5 million over a loss from continuing operations in the first quarter 2002 of ($1.2) million. Such increase includes a gain from the sale of TelosOK LLC during the first quarter 2003 of $10.1 million. (See Note 7 to the consolidated financial statements (unaudited)). If such gain were not included, the Company’s income from continuing operations for the first quarter 2003 would have been a loss of ($4.8) million, a decrease of $3.6 million from the first quarter 2002 loss of ($1.2) million. Such decrease is primarily due to the $4 million additional tax expense accrued of $3.2 million for the first quarter 2003 over a benefit of $(829,000) million recorded in the first quarter of 2002.

Results of Discontinued Operations

The Company recorded a net loss from discontinued operations of $0 during the first quarter 2003 compared to $(373,000) during the first quarter 2002. (See Note 6 of the consolidated financial statements (unaudited) for more information)

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company’s cash flow from investing activities provided for approximately $4 million of cash generated primarily from the sale of the Company’s interest in TelosOK LLC (See Note 7 of the consolidated financial statements). The Company used substantially all of the proceeds to pay down the balance of the senior credit facility.

At March 31, 2003, the Company had outstanding debt and long-term obligations of $17.3 million, consisting of $1.6 million under the secured senior credit facility, $5.2 million in subordinated debt, and $10.6 million in capital lease obligations.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

Senior Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility agreement (“New Facility”) with a financial institution that matures on October 21, 2005 and is collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable. The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company’s working capital requirements. The New Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The New Facility also requires the

Company to meet certain net worth and operating goals. Financial covenants were amended and restated with Amendment 1 to the Facility agreed to March 21, 2003. Such covenants were amended and restated to more accurately reflect future performance based on recent projections.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

In July 2002, FASB issued SFAS No. 146 (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”. Such standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue. No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that the Company has issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure - an amendment of FASB Statement No. 123” (FAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted fair value accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

Forward-Looking Statements

This Annual Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.”

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

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

Due to heightened security awareness and the ongoing military actions in Iraq, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization as evidenced by the Homeland Defense Act and the pending funding of the war in Iraq. While the Company believes its products and services are well positioned to benefit from such reprioritization of demands, the magnitude of recent and prospective events pertaining to national security certainly serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

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

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate. Such interest was 5.75% upon initial funding. The weighted average interest rates for the first three months of 2003 and 2002 were 5.1% and 6.5%, respectively. The Facility had an outstanding balance of $1.6 million at March 31, 2003.

The Company’s other debt as of March 31, 2003 consists of Senior Subordinated Notes B, and C, with interest charged at fixed rates ranging from 14% to 17% and mature October 31, 2004. The Senior Subordinated Notes principal balance at March 31, 2003 is approximately $5.2 million

Item 4.     Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is party to various lawsuits arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, based upon the Company’s present understanding of it’s pending legal matters, it is of the opinion such matters for this quarter, if adversely determined, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or of cash flows.

Item 3.    Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $4.4 million for the Series A-1 and A-2 Preferred Stock at March 31, 2003.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $30,145,000.

The Company has not declared or paid dividends on its public preferred stock since 1991, based upon the Company’s interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits: 1) 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 2)99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed the following Reports on Form 8-K:

1). 8-K filed January 14, 2003. Item 5. Announcing, effective December 31, 2002, the resignation of David S. Aldrich as CEO of Telos Corporation and the appointment of John B. Wood.

2). 8-K filed March 10, 2003. Item 5. Announcing, effective February 24, 2003, the resignation of David S. Aldrich as Telos Corporation Director.

3). 8-K filed March 24, 2003. Item 5. Announcing the March 10, 2003 sale of TelosOK LLC.

4). 8-K filed May 14, 2003. Item 5. Announcing, effective May 5, 2003, the resignation of Thomas J. Ferrara as CFO and the election of David E. Pearson.

Items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	TELOS CORPORATION

/s/ DAVID E. PEARSON David E. Pearson (Principal Financial Officer & Principal Accounting Officer)

CERTIFICATIONS

I, John B. Wood, Chairman and Chief Executive Officer of Telos Corporation, certify that:

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

Date: May 15, 2003

/s/ JOHN B. WOOD Chairman and Chief Executive Officer

CERTIFICATIONS

I, David E. Pearson, Chief Financial Officer of Telos Corporation, certify that:

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

Date: May 15, 2003

/s/ DAVID E. PEARSON Chief Financial Officer