Form 10-Q
period 2003-06-30
TELOS CORP
filed 2003-08-14
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

Number of pages in this report (excluding exhibits): 24

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales
Products	$11,362	$15,847	$24,021	$31,888
Xacta	4,050	3,715	8,214	6,658

	15,412	19,562	32,235	38,546
Costs and expenses
Cost of sales	12,732	16,440	26,482	33,272
Selling, general and administrative expenses	4,151	4,081	8,233	7,819

Operating (loss)	(1,471)	(959)	(2,480)	(2,545)
Other income (expenses)
Other income	1	6	9	7
Gain on sale of TelosOK LLC	(6)	—	10,121	—
Interest expense	(582)	(756)	(1,208)	(1,193)

(Loss) income before taxes	(2,058)	(1,709)	6,442	(3,731)
Income tax benefit (provision)	1,193	118	(2,007)	947

(Loss) income from continuing operations	(865)	(1,591)	4,435	(2,784)
Discontinued operations:
Loss from discontinued operations (net of tax)	—	(378)	—	(752)

Net income	$(865)	$(1,969)	$4,435	$(3,536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at June 30, 2003 and December 31, 2002)	$66	$358
Accounts receivable, net	10,392	18,820
Inventories, net	1,793	1,531
Deferred income taxes, current	2,879	3,477
Other current assets	1,435	496
Net assets of discontinued operations	—	—

Total current assets	16,565	24,682
Property and equipment, net of accumulated depreciation of $11,967 and $11,285, respectively	9,704	10,343
Deferred income taxes, long term	6,591	8,000
Other assets	1,940	1,995

Total assets	$34,800	$45,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,596	$8,021
Other current liabilities	1,135	1,872
Deferred revenue	7,257	8,074
Capital lease obligations – short term	430	408
Accrued compensation and benefits	4,522	5,558

Total current liabilities	19,940	23,933
Senior credit facility	2,253	6,618
Senior subordinated notes	5,179	5,179
Capital lease obligations	10,479	10,647

Total liabilities	37,851	46,377

Redeemable preferred stock
Senior redeemable preferred stock	7,537	7,327
Redeemable preferred stock	56,483	53,561

Total preferred stock	64,020	60,888

Stockholders’ deficit
Common stock	78	78
Capital in excess of par	—	6,127
Retained deficit	(67,149)	(68,450)

Total stockholders’ deficit	(67,071)	(62,245)

Total liabilities and stockholders’ deficit	$34,800	$45,020

The accompanying notes are an integral part of these condensed consolidated financial statement

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$4,435	$(2,784)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Gain on sale of TelosOK LLC	(10,121)	—
Depreciation and amortization	841	891
Other noncash items	2,299	(715)
Changes in assets and liabilities	3,118	2,523

Cash provided by (used in) continuing operating activities	572	(85)
Cash used in discontinued operating activities	—	(385)

Cash provided by (used in) operating activities	572	(470)

Investing activities:
Net proceeds from sale of TelosOK LLC	3,994	—
Purchase of property and equipment	(73)	(248)

Cash provided by (used in) investing activities	3,921	(248)

Financing activities:
(Repayment) of/ receipts of borrowings under senior credit facility	(4,365)	891
Increase (decrease) in interim borrowings	(274)	—
Payments under capital leases	(146)	(178)

Cash (used in) provided by financing activities	(4,785)	713

(Decrease) increase in cash and cash equivalents	(292)	(5)
Cash and cash equivalents at beginning of period	358	115

Cash and cash equivalents at end of period	$66	$110

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred. The Company adopted SFAS 143 effective January 1, 2003. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

In July 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Such standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue. No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of such pronouncement did not have a material impact on the Company’s results of operations or financial position.

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

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123” (FAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted fair value accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not created or acquired any variable interest entities during the first six months of the year. The Company is currently reviewing the impact, if any, of adopting this pronouncement on its results of operations or financial position.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that it will be required to account for its Redeemable Preferred Stock securities as liabilities for the quarter ended September 30, 2003 and is currently evaluating the valuation of such liability for accounting purposes under the new standard.

Certain reclassifications have been made to the prior year’s financial statements to conform to the classifications used in the current period.

Note 2.    Investment in Enterworks

As of June 30, 2003, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”) and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18. Under this method, and in accordance with EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company reduced the carrying amounts of the Notes to $-0- during 2001as the Company’s share of the Enterworks losses exceeded the carrying value of the Notes. As of June 30, 2003 and December 31, 2002, the carrying amount of all Enterworks Notes is $-0-.

The following table is a listing of the Enterworks Senior Demand Notes received by the Company during 2002 and 2003. Such Notes were received for rent and professional services performed by the Company pursuant to a services agreement consistent with the above referenced practice, and accordingly the carrying value of such notes were written down to zero.

Issuance Date	Amount	Maturity Date
April 30, 2002	$305,945	April 30, 2007
June 5, 2002	92,588	June 5, 2007
June 26, 2002	64,006	June 26, 2007
July 16, 2002	37,461	July 16, 2007
December 16, 2002	100,000	December 16, 2007
December 18, 2002	250,000	December 18, 2007
December 31, 2002	250,000	December 31, 2007

Total Notes for 2002	$1,100,000
March 5, 2003	$156,486	March 5, 2008

Total Notes for 2003	$156,486

All of the Enterworks notes issued to the Company in 2002 and 2003 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks the protection of bankruptcy.

The Company recognized a reserve during December 2002 in the amount of $397,000 for the projected future funding commitments with Enterworks. The balance of such reserve was $123,000 as of June 30, 2003. Such balance includes $81,000 recognized during June 2003 to adjust for funding requirements expected through the period ending September 30, 2003.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.    Debt Obligations

Senior Revolving Credit Facility

The Company entered into a $22.5 million Senior Credit Facility (“Facility”) with a Wells Fargo Foothill institution on October 21, 2002 (“closing date”) that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including accounts receivable, equipment and inventory. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. The Company paid an origination fee of $225,000 upon entering the agreement. Unused availability on the facility was $837,000 at June 30, 2003, however, such availability fluctuates on a daily basis based on the amount of underlying receivables in the borrowing base. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% upon initial funding.

The Facility has various negative covenants, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings. In March 2003, financial covenants were amended and restated to more accurately reflect future performance based upon revised projections. At June 30, 2003 the Company was in compliance with its covenants pursuant to the Facility.

Senior Subordinated Notes

In 1995 the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the fixed assets of the Company. The Series C Notes are unsecured. The maturity date of such secure Notes is October 31, 2004 with interest rates ranging from 14% to 17% with interest paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option. The Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing, to the extent that net proceeds from either of the above events are received and are sufficient to pay such cumulative payment premium. Due to the contingent nature of the cumulative premium payment, the associated premium expense can only be qualified and recorded subsequent to the occurrence of a qualifying triggering event. At June 30, 2003, if such a qualifying triggered event were to occur, it would be approximately $14.1 million.

The Company retired $3 million of the Notes in October 2002 upon funding of the Facility in consideration for which the noteholders waived the prepayment penalty on such Notes.

The balances of the Series B Notes were $2.5 million and $5.5 million, respectively at June 30, 2003 and 2002. The balances of the Series C Notes were $2.6 million at June 30, 2003 and 2002.

The following are maturities of obligations presented by year:

	Year	Obligation Due
Senior Credit Facility	2003	—
Senior Subordinated Debt	2003	—
Senior Credit Facility	2004	—
Senior Subordinated Debt	2004	5,179,000
Senior Credit Facility	2005	2,253,000[1]
Senior Subordinated Debt	2005	—

[1]	Balance due represents balance as of June 30, 2003, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based upon the working capital requirements of the Company.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.    Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized issued and outstanding senior redeemable preferred stock are 1,250 Series A-1 and 1,750 Series A-2, each with $.01 par value. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2004. On or before August 15, 2004, and to the extent the redemption date of the Senior Preferred Stock has not been extended to a date later than October 31, 2005, Senior Preferred Stockholders agree to extend the redemption date to a date no earlier than October 31, 2005. Mandatory redemptions are required from excess cash flows, as defined in the stock agreements. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At June 30, 2003 and December 31, 2002 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $4,537,000 and $4,327,000 respectively. During the second quarter of 2003 the Company recorded senior redeemable preferred stock dividends of $106,000.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the quarters ended June 30, 2003 and 2002 was $506,000 and $461,000 respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock.

The Public Preferred Stock has a 20 year maturity, and through a private placement, the Company, out of funds legally available, must redeem 20% of the Public Preferred Stock on the 16th, 17th, 18th and 19th anniversaries of November 12, 1989, leaving 20% to be redeemed at maturity. On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash.

Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereafter must be paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of preferred stock. These accrued dividends are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $32,057,055 as of June 30, 2003. During 2002 the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million.

Since 1991, the Company has not declared or paid dividends on its Public Preferred Stock, based upon the Company’s interpretation of its charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.    Reportable Business Segments

At June 30, 2003, the Company has two continuing reportable segments, Products and Xacta. A third reportable segment, Systems and Support Services, a wholly owned subsidiary, Telos Corporation (California) (“TCC”), was sold on July 19, 2002 (See Note 6 – Sale of Telos Corporation (California)) and is being treated as a discontinued operation according to SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The information for 2002 has been reclassified from the prior year’s presentation in order to conform to the 2003 presentation.

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

In addition to the above, the Products Group is a reseller for Xacta’s information security products into the U.S. Government. As of January 1, 2003 the Company no longer records a fee for reseller services earned by the Products Group for sales made through the reseller agreement. Such fees recorded in prior years have been reclassified in the Company’s statement of operations and segment reporting to reflect current treatment.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results from the Systems and Support Services Group at Ft. Sill were also included in the Company’s financial results until its deconsolidation in July 2000. At such time, the Company contributed its Ft. Sill business to TelosOK LLC. On March 10, 2003, the Company has since sold it’s remaining interest in TelosOK LLC. More information with respect to such sale appears in Note 7, “Sale of Telos Interest in TelosOK LLC “.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross profit and segment profit (loss) before income taxes, non-recurring items and interest income or expense.

Summarized financial information concerning the Company’s reportable continuing segments for the three months ended June 30, 2003 and 2002 are set forth in the following table. The “other” column includes corporate related items.

	Products	Xacta	Other(1)	Total
June 30, 2003
External Revenues	$11,362	$4,050	$—	$15,412
Intersegment Revenues	—	—	—	—
Gross Profit	736	1,944	—	2,680
Segment loss (3)	(1,453)	(18)	—	(1,471)
Total assets	11,023	2,184	21,593	34,800
Capital Expenditures	7	3	37	47
Depreciation & Amortization (2)	$112	$52	$265	$429

	Products	Xacta	Other(1)	Total
June 30, 2002
External Revenues	$15,847	$3,715	$—	$19,562
Intersegment Revenues	—	—	—	—
Gross Profit	1,760	1,362	—	3,122
Segment profit (loss) (3)	(220)	(726)	—	(946)
Total assets	20,948	822	22,878	44,648
Capital Expenditures	45	20	92	157
Depreciation & Amortization (2)	$101	$74	$275	$450

(1)	Corporate assets are principally property and equipment, cash and other assets.

(2)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.

(3)	Segment profit (loss) represents operating income (loss) before income taxes, non-recurring items and interest income or expense

The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, and has four separate facilities located in the District of Columbia, New Jersey, Virginia, and California.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Sale of Telos Corporation-(California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a purchase agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation-California (“TCC”) to L-3 for a purchase price of approximately $20 million which includes: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account which will be paid to the Company over the next 30 months. (During the 30 month period after July 19, 2002 the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 as per the terms and conditions of the mutually agreed upon dispute resolution process); and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million was released and paid in August 2002 with the remaining $1.7 million being released upon certain events, terms and conditions over the course of the next five years. The resulting gain of $12.7 million included the write-off of $2.5 million goodwill previously recorded for TCC. According to the Purchase Agreement, the purchase price was to be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets deviate from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. Such amount was invoiced by the Company and collected in October 2002 from L-3. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company adjusted the gain by $2.3 million to $13.2 million. The Company recognized a bonus accrual for certain key employees considered critical to the sale in the amount of $560,000. Therefore, the gain has been adjusted to $12.6 million. In accordance with the Company’s Senior Credit Facility, proceeds from the sale were used to pay down the Company’s Senior Credit Facility.

As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain “Non-Compete” and “No Solicitation” provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144. Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of income and the net results of these operations have been reported separately as “Income (loss) from discontinued operations”. The Company’s results from discontinued operations is reported net of tax benefit of $28,000 for the second quarter of 2002. Also included in the discontinued results from operations is allocated interest expense of $756,000 for the three months ended June 30, 2002. Interest has been allocated based on the net assets of the discontinued operation in relation to the Company’s consolidated net assets plus non-specific debt. TCC had revenue of $9.1 million for the second quarter of 2002.

The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented. The following summarizes the operating results of discontinued operations (in thousands):

	(in thousands) June 30, 2002
	Three Months Ended	Six Months Ended
Sales	$9,063	$23,418
Loss from discontinued Operations	(378)	(752)

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Sale of Interest in TelosOK LLC

On March 10, 2003 the Company and TelosOK LLC entered into a purchase agreement whereby the Company sold all of the issued and outstanding membership units of TelosOK LLC for a total consideration of $4.5 million. The Company had accounted for its investment in TelosOK LLC under the equity method and, at the time of the transaction, the Company had a zero basis recorded for its investment. The parties agreed to allocate the proceeds of the sale as follows:

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

The Company recognized a gain on the disposal of the remaining 50% ownership of TelosOK LLC of approximately $10.1 million comprised of $6.1 million of deferred gain and $4 million of gain associated with the cash received on March 10, 2003. The deferred gain was recorded in July 2000 as a result of Staff Accounting Bulletin No. 81 which required the gain be deferred until the Company exited the TelosOK LLC investment.

TELOS CORPORATION AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Government oversight

As a U.S. Government contractor, the Company is subject to U.S. Government oversight. The U.S. Government may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U. S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. Although the outcome of any such investigations and inquiries cannot be predicted, in the opinion of management, which is unaware of any such investigations and inquiries, no claims, audits or investigations against the Company are likely to have a material adverse affect on the Company’s business or its consolidated results of operations, cash flows or financial position.

General

The Company’s wholly owned subsidiary, Xacta, provides solutions to both U.S. Government and commercial customers to manage certain critical security requirements. Specifically, Xacta solutions help organizations proactively manage and monitor the security of their network environments in accordance with internationally recognized information security and privacy standards, regulations, guidelines and industry best practices.

The Company’s Products Group continues to serve its customers with innovative product offerings, including the Products Group’s secure wireless networking and secure messaging solutions. Telos’ secure wireless networking solutions allow customers to securely and safely access databases from non-networked locations. Telos’ secure messaging solution is known as the Automated Message Handling System (“AMHS”) and is recognized as a standard within the Department of Defense. The AMHS solution allows users to securely access, send, search, and profile message traffic.

The Company significantly reduced corporate indebtedness in the six months ended June 30, 2003 by reducing term facility balance by approximately $4.3 million from the December 31, 2002 balance of $6.6 million. Such debt reduction was primarily due to cash received from the sale of the Company’s remaining interest in TelosOK LLC. For more information on the sale of TelosOK LLC, see Note 7 to the Consolidated Financial Statements.

Backlog

The Company’s total backlog at June 30, 2003 was $51.2 million compared with $33.6 million at June 30, 2002. Backlog was $31.7 million at the end of 2002. The total backlog of each of our segments at June 30, 2003 and 2002, was as follows: Products Group—$34.5 million and $22.3 million, respectively; and Xacta—$16.7 million and $11.3 million, respectively.

These amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer—Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2003 and 2002 was $42.2 million and $31.4 million, respectively.

Exit From the Systems and Support Services Business

The Company has completed its exit from the Systems and Support Services business with the sale of TCC in July 2002. The Solutions Services Group was characterized primarily by large, long-term time-and-material services contracts with consistent and predictable revenue and cash flow streams. With the exit from such business, the Company is more reliant upon short term, less predictable revenue and cash flow streams, although with projected higher gross margins from its realigned business opportunities. A potential negative impact to the Company’s liquidity is projected to be offset by its focus on Xactas’ product subscription offering, which, as a subscription, is generally fully paid for by the customer upon sale.

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

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

Consolidated Results of Operations

The Company’s operating cycle involves many types of solutions, products and services contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results. The following comparative analysis should be viewed in such context.

Results of Continuing Operations

The condensed consolidated statements of operations include the results of continuing operations of Telos Corporation and its wholly owned subsidiaries. Generally, the Company achieved most operating goals while experiencing slower than expected order volume.

The major elements of the Company’s operating expenses as a percentage of sales for the three and six month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.6	84.0	82.2	86.3
SG&A expenses	26.9	20.9	25.5	20.3

Operating (loss) income	(9.5)	(4.9)	(7.7)	(6.6)
Other income	—	—	—	—
Gain on sale of TelosOK LLC	—	—	31.4	—
Interest expense	(3.8)	(3.8)	(3.7)	(3.1)

Income (loss) before taxes	(13.3)	(8.7)	20.0	(9.7)
Income tax benefit xpense)	7.7	0.6	(6.2)	2.5

Net (loss) income from Continuing operations	(5.6)%	(8.1)%	13.8%	(7.2)%

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales
Products	$11,362	$15,847	$24,021	$31,888
Xacta	4,050	3,715	8,214	6,658

Total	$15,412	$19,562	$32,235	$38,546
Gross Profit
Products	736	1,760	1,910	3,168
Xacta	1,944	1,362	3,843	2,106

Total	$2,680	$3,122	$5,753	$5,274
Gross Margin
Products	6.5%	11.1%	8.0%	9.9%
Xacta	48.0%	36.7%	46.8%	31.6%

Total	17.4%	16.0%	17.8%	13.7%

The Company’s consolidated net sales for the second quarter of 2003 were $15.4 million, a decrease of $4.2 million or 21.2% over second quarter 2002 sales of $19.6 million. Such decrease consists of a $4.5 million decrease in sales from the Company’s Products Group offset by a $335,000 increase in sales from the Company’s Xacta subsidiary. Sales for the first six months of 2003 were $32.2 million, a decrease of $6.3 million or 16.4% as compared to the same 2002 period. This decrease was primarily attributable to a $7.9 million decrease in sales from the Company’s Products Group. The Xacta Group experienced an increase in revenue of $1.6 million for the same period.

The Products Group experienced decreased sales from its traditional contracts with the U.S. Government such as the Census Bureau contract (“CENSUS”), the Group’s U.S. Courts contract with the U.S. Courts system and the completion of the Company’s Army Engineering Infrastructure Technical Support and Services” (“AEIT”) contract partially offset by increased in sales in the groups Wireless business. The increase in sales in the Company’s Xacta Subsidiary is primarily attributable to increased subscription sales of the Xacta Web C&A product and increased order volume from Xacta information and security services.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

The Company’s $12.7 million cost of sales from continuing operations decreased for the quarter ended June 30, 2003 a decrease of $3.7 million, or 22% over the same period in 2002. The Company’s costs of sales for the six months ended June 30, 2003 was $26.5 million, a decrease of $6.8 million or 20% from the same period in 2002. Cost of sales decreased over the three and six months ended June 30, 2003 from the same periods in 2002 primarily due to reduced revenues from the Company’s traditional business and services combined with higher sales volume from the Company’s Xacta group Web C&A product and security solutions which carries relatively lower cost of sales than the rest of Company’s business.

The Company’s gross profit for the second quarter of 2003 was $2.7 million, a decrease of $442,000, or 14.2%, over second quarter 2002 gross profit of $3.1 million while gross margin increased from 16.0% in the second quarter 2002 to 17.4% for the second quarter 2003. The decrease in gross profit is primarily due to reduced sales volume in the Company’s Product Group for the quarter. Such decrease was partially offset by a reduction in the Group’s overhead expenses over the same period. The increase in gross margin is primarily due to higher sales volumes in the higher margin Xacta Web C&A business which carries a lower cost of sales as compared to the Company’s Products Group. The Company’s gross profit for the six months ended June 30, 2003 was $5.8 million, an increase of $479,000, or 9%, over the same period in 2002. Such increase is primarily the result of higher sales volumes in the Xacta group’s Web C&A product as well as security solutions services.

The Company’s selling, general, and administrative expense (“SG&A”) from continuing operations for the second quarter of 2003 was $4.2 million, an increase of approximately $70,000 or 2% over the second quarter 2002 SG&A from continuing operations of $4.1 million. The Company’s SG&A from continuing operations for the six months ended June 30, 2003 was $8.2 million, an increase of $414,000 or 5.3% over the same period in 2002. Such SG&A from continuing operations does not include $2.7 million allocated to discontinued operations for the six months June 30, 2002. If such SG&A allocated to discontinued operations were included in continuing operations, total consolidated SG&A would have been $8.2 million in the six months ended June 30, 2003 and $10.5 million for the six months ended June 30, 2002, a decrease of $2.3 million. Such decrease in SG&A is primarily due to the result of cost reduction measures initiated by the Company during 2002 and continued in 2003.

SG&A from continuing operations as a percentage of revenues increased to 26.9% and 25.5% for the second quarter and six months ended June 30, 2003, respectively from 20.9% and 20.3% in the second quarter and six months ended June 30, 2002, respectively.

The Company’s operating loss from continuing operations for the second quarter 2003 was $1.5 million, a decrease of approximately $512,000 or 53.4% from the second quarter 2002 operating loss from continuing operations of $959,000. Such decrease is primarily due to decreased sales volume from the Company’s traditional contracts partially offset by increased sales in the Xacta group’s Web C&A business.

The Company’s operating loss from continuing operations for the six months ended June 30, 2003 was $2.5 million, an increase of approximately $65,000 or 2.6% over a loss from the same period in 2002 of $2.6 million. Such increase is primarily a result of the same reasons as indicated in the Gross Profit discussion above.

The Company’s interest expense from continuing operations decreased approximately $174,000 to $582,000 in the second quarter of 2003 from approximately $756,000 in the second quarter of 2002. The Company’s interest expense from continuing operations in the six months ended June 30, 2003 was $1.2 million, an increase of approximately $15,000 when compared to the same period in 2002. Such interest does not include interest of $460,000 allocated to discontinued operations for the six months ended June 30, 2002. If said interest from discontinued operation were added to continuing operations, the Company’s total interest for the six months ended June 30, 2003 and 2002 would be $1.2 million and $1.7 million, respectively, a decrease of approximately $500,000 of total interest from the first six months ended June 30, 2003 when compared to the same period in 2002. Such decrease is primarily due to decreased debt levels in the six months ended June 30, 2003 compared to the same period in 2002.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

The Company recorded an income tax expense (benefit) for the three month periods ended June 30, 2003 and June 30, 2002 of approximately $(1.2) and $2.0 million, respectively. The tax expense at June 30, 2003 is primarily attributable to the gain on sale of TelosOK LLC. The Company’s net deferred tax assets totaled $9.5 million at June 30, 2003. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses in amounts sufficient to realize the net deferred tax assets.

The Company’s loss from continuing operations for the second quarter of 2003 was $865,000, a decrease of $726,000 over a loss from continuing operations in the second quarter 2002 of $1.6 million. The Company’s income from continuing operations for the six months ended June 30, 2003 was $4.4 million, and increase of $7.2 million over a loss of ($2.8) million from continuing operations in the same period of 2002. Such increase was primarily due to a gain from the sale of TelosOK LLC booked during the first quarter 2003 of $10.1 million. (See Note 7 to the consolidated financial statements (unaudited)).

Results of Discontinued Operations

The Company recorded a net loss from discontinued operations of $0 during the three months and six months ended June 30, 2003 compared to $(378,000) and $(752,000) during the three and six months ended June 30, 2002, respectively. (See Note 6 of the consolidated financial statements (unaudited) for more information)

Liquidity and Capital Resources

For the six months ended June 30, 2003, the Company’s cash flow from investing activities provided for approximately $4 million of cash generated primarily from the sale of the Company’s interest in TelosOK LLC (See Note 7 of the consolidated financial statements). The Company used substantially all of the proceeds to pay down the balance of the senior credit facility.

At June 30, 2003, the Company had outstanding debt and long-term obligations of $17.9 million, consisting of $2.2 million under the secured senior credit facility, $5.2 million in subordinated debt, and $10.5 million in capital lease obligations.

Senior Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility agreement (“New Facility”) with Wells Fargo Foothill that matures on October 21, 2005 and is collateralized by substantially all of the Company’s assets including equipment and accounts receivable. The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company’s working capital requirements. The New Facility has various covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The New Facility also requires the Company to meet certain net worth and operating goals. Financial covenants were amended and restated with Amendment 1 to the Facility agreed to March 21, 2003. Such covenants were amended and restated to more accurately reflect future performance based on current projections.

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

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure—an amendment of FASB Statement No. 123” (FAS 148). This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted fair value accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not created or acquired any variable interest entities during the first six months of the year. The Company is currently reviewing the impact, if any, of adopting this pronouncement on its results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance may have been accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that it will be required to account for its Redeemable Preferred Stock securities as liabilities for the quarter ended September 30, 2003 and is currently evaluating the valuation of such liability for accounting purposes under the new standard.

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

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(continued)

Certain Factors That May Affect Future Results

The following important factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions which in the present period of economic uncertainty may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with Enterworks and Xacta.

While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company’s operating results could be adversely impacted.

Due to heightened security awareness and the ongoing military and peacekeeping actions in Iraq and Afghanistan, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization as evidenced by the Homeland Defense Act and the costs to support ongoing operations in Iraq and Afghanistan. While the Company believes its products and services are well positioned to benefit from such reprioritization of national security demands, the magnitude of recent and prospective events pertaining to national security certainly serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

In addition, as a high percentage of the Company’s revenue is derived from business with the U.S. Government, the Company’s operating results could also be adversely impacted should the U.S. Government’s annual budget not be approved in a timely fashion.

The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to protect such intellectual property. With regard to the Company’s wholly owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. Similarly, the intellectual property associated with our wireless division and our automated message handling system division require constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company’s ownership of its intellectual property could, therefore, materially and adversely impact the Company.

TELOS CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt obligations.

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate. Such interest was 5.75% upon initial funding. The weighted average interest rates for the first six months of 2003 and 2002 were 6.8% and 6.6%, respectively. The Facility had an outstanding balance of $2.3 million at June 30, 2003.

The Company’s other debt as of June 30, 2003 consists of Senior Subordinated Notes B, and C, with interest charged at fixed rates ranging from 14% to 17% and mature October 31, 2004. The Senior Subordinated Notes principal balance at June 30, 2003 is approximately $5.2 million.

Item 4.    Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act), within 90 days prior to the filing of this quarterly report, and concluded that those disclosure controls and procedures are effective in timely alerting them to any material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

There have been no significant changes in the Company internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company intends to continue its review and evaluating of the design and effectiveness of the controls on an ongoing basis with the intention of improving such controls and to correct in a timely manner any deficiencies that may be discovered. The Company’s goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the business. While the Company believes the present design of the disclosure controls and procedures is effective to achieve our goals, future events affecting its business may cause the Company to significantly modify disclosure controls and procedures.

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

Item 3.    Defaults Upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since its issuance. Total undeclared unpaid dividends accrued for financial reporting purposes are $4.5 million for the Series A-1 and A-2 Preferred Stock at June 30, 2003.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no blocks on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that the dividend will be paid in additional shares of preferred stock and are valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $32,057,000.

The Company has not declared or paid dividends on its public preferred stock since 1991, based upon the Company’s interpretation of charter provisions pertaining to restrictions upon payment of dividends, similar dividend payment restrictions contained in its Senior Credit Facility, and limitations pursuant to Maryland law.

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits: 1) Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; 2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; 3) 32-1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; 4) 32-2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    The Company filed the following Reports on Form 8-K:

1).    8-K filed May 14, 2003. Item 5. Announcing, effective May 5, 2003, the resignation of Thomas J. Ferrara as CFO and the election of David E. Pearson for such position.

Part II items 2 , 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	TELOS CORPORATION

/s/ DAVID E. PEARSON
David E. Pearson (Principal Financial Officer & Principal Accounting Officer)