Form 10-Q
period 2003-09-30
TELOS CORP
filed 2003-11-20
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2003

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

Title of Class	Number of Shares Outstanding on September 30, 2003
Class A Common Stock, no par value	21,171,202
Class B Common Stock, no par value	4,037,628
12% Cumulative Exchangeable Redeemable Preferred Stock, $.01 par value	3,185,586

The registrant’s 12 % Cumulative Exchangeable Redeemable Preferred Stock is traded on the NASDAQ/OTCBB Exchange.

Number of pages in this report (excluding exhibits): 27

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales
Products	$26,232	$21,500	$50,253	$53,388
Xacta	4,097	3,793	12,311	10,451

	30,329	25,293	62,564	63,839
Costs and expenses
Cost of sales	23,964	23,841	50,446	57,112
Selling, general and administrative expenses	4,083	5,206	12,316	13,011

Operating income (loss)	2,282	(3,754)	(198)	(6,284)
Other income (expenses)
Other income	—	—	9	—
Income from sale of 50% interest in TelosOK LLC	—	—	10,121	—
Interest expense	(2,146)	(535)	(3,354)	(1,735)

Income (loss) before taxes	136	(4,289)	6,578	(8,019)
Income tax (provision) benefit	(1,147)	2,278	(3,154)	3,137

(Loss) income from continuing operations	(1,011)	(2,011)	3,424	(4,882)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(105)	—	(769)
Gain on sale of TCC, net of tax		10,879		10,879

Net (loss) income	(1,011)	8,763	3,424	5,228
Accretion and dividends of redeemable preferred stock	—	568	3,133	3,612

Net (loss) income attributable to common equity	$(1,011)	$8,195	$291	$1,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at September 30, 2003 and December 31, 2002)	$164	$358
Accounts receivable, net of reserve of $488 and $381, respectively	14,121	18,820
Inventories, net	3,007	1,531
Deferred income taxes, current	2,537	3,477
Other current assets	906	496

Total current assets	20,735	24,682
Property and equipment, net of accumulated depreciation of $12,269 and $11,285, respectively	9,430	10,343
Deferred income taxes, long term	5,786	8,000
Other assets	1,098	1,995

Total assets	$37,049	$45,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,841	$8,021
Other current liabilities	1,235	1,872
Deferred revenue	7,095	8,074
Capital lease obligations – short term	443	408
Accrued compensation and benefits	4,250	5,558

Total current liabilities	20,864	23,933
Senior credit facility	3,136	6,618
Senior subordinated notes	5,179	5,179
Capital lease obligations	10,363	10,647
Senior redeemable preferred stock (Note 4)	7,644	—
Public preferred stock (Note 4)	57,945	—

Total	105,131	46,377

Redeemable preferred stock (Note 4)
Senior redeemable preferred stock	—	7,327
Public preferred stock	—	53,561

Total	—	60,888

Stockholders’ deficit
Common stock	78	78
Capital in excess of par	—	6,127
Retained deficit	(68,160)	(68,450)

Total stockholders’ deficit	(68,082)	(62,245)

Total liabilities and stockholders’ deficit	$37,049	$45,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$3,424	$5,228
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Gain on sale of TelosOK LLC	(10,121)	—
Dividends and accretion on preferred stock	(1,568)	—
Depreciation and amortization	1,233	1,340
Other noncash items	3,406	2,535
Changes in other operating assets and liabilities	160	(3,542)

Cash (used in) provided by continuing operating activities	(330)	5,561
Net gain from discontinued operations	—	(10,110)

Cash (used in) operating activities	(330)	(4,549)

Investing activities:
Net proceeds from sale of TelosOK LLC	3,994	—
Net proceeds from sale of discontinued operations	—	16,334
Purchase of property and equipment	(119)	(321)

Cash provided by investing activities	3,875	16,013

Financing activities:
Repayment of borrowings under senior credit facility	(3,482)	(11,225)
Decrease in interim borrowings	(8)	—
Payments under capital leases	(249)	(282)

Cash (used in) financing activities	(3,739)	(11,507)

Decrease in cash and cash equivalents	(194)	(43)
Cash and cash equivalents at beginning of period	358	115

Cash and cash equivalents at end of period	$164	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    General

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation (“Telos”) and its wholly owned subsidiaries Xacta Corporation, Telos.com, Inc., Telos Delaware, Inc., and ubIQuity.com, Inc., (collectively, the “Company”). Significant intercompany transactions have been eliminated.

In the opinion of the Company, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the classifications used in the current period. Additional material reclassifications had been required in order to conform to the recent accounting pronouncements of FAS 150 (as discussed below and in Note 4).

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. In October 2003, FASB issued FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, to defer the effective date of FIN 46 to the first reporting period ending after December 15, 2003, for variable interest entities created or acquired prior to February 1, 2003. The Company has not created or acquired any variable interest entities during the first nine months of the year. The Company is currently reviewing the impact, if any, of adopting FIN 46 on its results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP FAS 150-3 which deferred certain areas of FAS 150 including the measurement provisions of mandatory redeemable preferred stock. Accordingly, the Company has continued to accrue dividends on the preferred stock but was required to reclassify its preferred stock from equity to liability in accordance with the standard. Also, dividends are now required to be reported as a component of interest expense.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.    Investment in Enterworks

As of September 30, 2003, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”) and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18.

The following table is a listing of the Enterworks Senior Demand Notes (“Notes”) received by the Company during 2002 and 2003. Such Notes were received for rent and professional services performed by the Company pursuant to a services agreement. Pursuant to APB 18, and in accordance with EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company reduced the carrying amounts of the Notes to $-0- during 2001 as the Company’s share of the Enterworks losses exceeded the carrying value of the Notes. As of September 30, 2003 and December 31, 2002, the carrying amount of all Enterworks Notes is $-0-.

Issuance Date	Amount	Maturity Date
April 30, 2002	$305,945	April 30, 2007
June 5, 2002	92,588	June 5, 2007
June 26, 2002	64,006	June 26, 2007
July 16, 2002	37,461	July 16, 2007
December 16, 2002	100,000	December 16, 2007
December 18, 2002	250,000	December 18, 2007
December 31, 2002	250,000	December 31, 2007

Total Notes for 2002	$1,100,000

March 5, 2003	$156,486	March 5, 2008
August 29,2003	202,976	August 29, 2008

Total Notes for 2003	$359,462

All of the Enterworks notes issued to the Company in 2002 and 2003 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks bankruptcy protection.

As of September 30, 2003, the Company’s total current liability for commitments to Enterworks was $128,000 which reflects 2003 activity.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.    Debt Obligations

Senior Revolving Credit Facility

On October 21, 2002 the Company entered into a $22.5 million Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s accounts receivable. The amount of available borrowings fluctuates based on the eligible underlying asset-borrowing base, as defined in the Facility agreement. The Company paid an origination fee of $225,000 at the date of closing. Unused borrowing availability on the Facility was $3,465,000 at September 30, 2003; however, such availability fluctuates on a daily basis based on the amount of underlying assets in the borrowing base. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% upon initial funding.

The Facility has various negative covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings. In March 2003, as a result of the TelosOK LLC sale, certain financial covenants were amended and restated to more accurately reflect future performance based upon revised projections. At September 30, 2003 the Company was in compliance with its covenants pursuant to the Facility.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes is October 31, 2004 with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The senior subordinated note holders have extended the maturity date of the Notes to a date no earlier than October 31, 2004. Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have agreed to extend the maturity date of the Notes, on or before August 15, 2004, to a date no earlier than October 31, 2005. The Notes can be prepaid at the Company’s option. The Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative premium payment. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At September 30, 2003, if such a qualifying triggering event were to occur, the cumulative premium payment would be approximately $14.7 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for such requested payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balance of the Series B Notes was $2.5 million and $5.5 million, at September 30, 2003 and 2002, respectively. The balance of the Series C Notes was $2.7 million at September 30, 2003 and 2002.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following are maturities of obligations presented by year:

	Year	Obligation Due
Senior Credit Facility	2003	—
Senior Subordinated Debt	2003	—
Senior Credit Facility	2004	—
Senior Subordinated Debt	2004	$5,179,000
Senior Credit Facility	2005	$3,136,000	[1]
Senior Subordinated Debt	2005	—

[1]	Balance due represents balance as of September 30, 2003, however, the Facility is a revolving credit facility with fluctuating balances based upon the working capital requirements of the Company.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.    Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized issued and outstanding senior redeemable preferred stock are 1,250 Series A-1 and 1,750 Series A-2, each with $.01 par value. The Series A-1 and Series A-2 carry a cumulative per annum dividend rate of 14.125% of their liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the senior preferred stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2004. The Senior Preferred Stockholders and the Company have agreed to extend the redemption date, on or before August 15, 2004, to a date no earlier than October 31, 2005. Mandatory redemptions are required from excess cash flows, as defined in the Corporate Charter. The Series A-1 and A-2 Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its senior redeemable preferred stock since its issuance. At September 30, 2003 and December 31, 2002 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 redeemable preferred stock totaled $4,644,000 and $4,327,000, respectively. The Company recorded senior redeemable preferred stock dividends of $107,000 and $317,000 for the three and nine months ended September 30, 2003, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the quarters ended September 30, 2003 and 2002 was $506,000 and $461,000, respectively. The accretion for the nine months ended September 30, 2003 and 2002 was $1.5 million and $1.4 million, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock.

In accordance with certain terms and conditions of its instrument (the “Instrument”) and subject to other limitations and senior obligations referenced in such Instrument, the Public Preferred Stock, which has a 20 year maturity, is scheduled to be redeemed on the 16th, 17th, 18th, and 19th anniversaries of November 12, 1989, leaving 20% to be redeemed at maturity. Such redemption is, however, subject to numerous other limitations, restrictions, and terms and conditions of other senior obligations referenced in the Instrument.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends in additional shares of the Public Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereafter were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $33,013,000 as of September 30, 2003. In 2002 the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million.

Since 1991, the Company has not declared or paid dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Corporate Charter, limitations in the Instrument, specific dividend payment restrictions in its Facility and other senior obligations, and limitations pursuant to Maryland law.

In accordance with SFAS 150, the Series A-1 and A-2, and the Public Preferred Stock have been reclassified from equity to liability as previously discussed. The fair value of the Public Preferred Stock on November 17, 2003 is $.88 per share. The total number of shares issued and outstanding at that date was 3,185,586.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.    Reportable Business Segments

As of September 30, 2003, the Company has two continuing reportable segments, Products and Xacta. A former reportable segment, Systems and Support Services Group, consisting mainly of a former wholly owned subsidiary, Telos Corporation (California) (“TCC”), was sold on July 19, 2002 (See Note 6 – Sale of Telos Corporation (California)) and is being treated as a discontinued operation according to SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly the 2002 presentation has been reclassified from prior year’s statement of operations in order to conform to the 2003 presentation.

The Products Group:  delivers solutions that combine information technology products and services to solve customer problems. Customers of the Products Group include agencies of the U.S. Government such as the defense agencies and military services, Treasury Department, U.S. Courts and others. Solutions from the Products Group consist of a combination of commercial-off-the-shelf (“COTS”) products from major original equipment manufacturers (“OEMs”), Telos proprietary products, Telos and subcontractor services and Telos proprietary practices. For example, the Products Group sells secure wireless networking and secure messaging solutions. Telos’ secure wireless networking solutions allow customers to securely access databases from non-networked locations. Telos’ secure messaging solution is known as the Automated Message Handling System (“AMHS”) and is a standard within the Department of Defense. AMHS allows users to securely access, send, search, and profile message traffic. Significant U.S. Government procurement vehicles for customers of the Products Group include: Infrastructure Solutions – 1 (government-wide); GSA schedule (government-wide); Data Communications Network Equipment/Software (“US Courts”); and Treasury Distributed Processing Infrastructure (“Treasury”).

In addition to the above, the Products Group is a reseller for Xacta’s information security products to the U.S. Government. As of January 1, 2003 the Company no longer records a fee for reseller services earned by the Products Group for sales made through the reseller agreement. Such reseller services fees recorded in prior years have been reclassified in the Company’s statement of operations and segment reporting to reflect the current practice.

Xacta:  develops enterprise risk management solutions to help organizations proactively manage and monitor the security of their network environments in accordance with internationally recognized industry and security standards. Xacta currently provides its solutions to agencies of the U.S. Government as well as financial institutions.

Xacta has developed and is selling products that automate the rigorous and time-consuming process of security certification and accreditation. Xacta’s products simplify certification and accreditation by guiding users through a step-by-step process which determines the customer’s information security posture and assesses system and network configuration compliance with applicable regulations, standards, and industry best practices and processes. Organizations using Xacta’s products are able to perform proactive security risk management on a continuous basis as Xacta’s products detect changes in the organizations’ networks as well as new vulnerabilities on a near real-time basis.

The Systems and Support Services Group:  provided post-deployment and post-production software and systems development and support services including technology insertion, systems redesign and software re-engineering. The Group’s largest customer was the U.S. Army’s Communications and Electronics Command (“CECOM”). The System and Support Services Group’s principal operations were located at Fort Monmouth, NJ.

This Group consisted mainly of the Company’s former wholly owned subsidiary, TCC, which was sold on July 19, 2002. The Company had excluded this group from its current and prior period operating revenues and expenses and reported as a discontinued operation according to SFAS 144. See Note 6 – Sale of Telos Corporation (California).

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results from another former Systems and Support Services Group operating at Ft. Sill were also included in the Company’s financial results until its deconsolidation in July 2000. At such time, the Company contributed its Ft. Sill net assets to TelosOK LLC. On March 10, 2003, the Company sold its interest in TelosOK LLC. See Note 7 -Sale of Telos Interest in TelosOK LLC.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross margin and segment profit (loss) before income taxes and interest income or expense.

Summarized financial information concerning the Company’s reportable continuing segments for the three and nine months ended September 30, 2003 and 2002 are set forth in the following table. The “other” column includes corporate related items.

	Three Months Ended				Nine Months Ended
	Products	Xacta	Other(1)	Total	Products	Xacta	Other	Total
September 30, 2003
External revenues	$26,232	$4,097	$—	$30,329	50,253	12,311	0	62,564
Gross profit	4,508	1,857	—	6,365	6,418	5,700	0	12,118
Segment profit (3)	1,706	576	—	2,282	(714)	516	0	(198)
Total assets	14,113	2,852	20,084	37,049	14,113	2,852	20,084	37,049
Capital expenditures	2	17	30	49	9	0	76	85
Depreciation and amortization (2)	$101	$43	$248	$392	299	152	782	1,233

	Products	Xacta	Other(1)	Total	Products	Xacta	Other	Total
September 30, 2002
External revenues	$21,500	$3,793	$—	$25,293	53,928	9,911	0	63,839
Gross profit	(96)	1,548	—	1,452	3,555	3,172	0	6,727
Segment loss (3)	(3,347)	(407)	—	(3,754)	(3,285)	(2,999)	0	(6,284)
Total assets	22,105	1,006	23,466	46,577	22,105	1,006	23,466	46,577
Capital expenditures	20	27	26	73	112	59	150	321
Depreciation and amortization (2)	$103	$66	$266	$435	301	207	813	1,321

(1)	Corporate assets are principally property and equipment, cash and other assets.

(2)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.

(3)	Segment profit (loss) represents operating income (loss).

The Company does not have any material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States. The Company has four separate facilities located in Virginia, the District of Columbia, New Jersey, and California.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.    Sale of Telos Corporation (California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation-California (“TCC”) to L-3 for a purchase price of approximately $20 million which included: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account, $1.0 million of which was released and paid in October 2003 with the remaining $1.0 million to be paid in January 2005. During the 30 month period after July 19, 2002 the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise and are finally determined in favor of L-3 as per the terms and conditions of the mutually agreed upon dispute resolution process; and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor, approximately $1 million of which was released and paid in August 2002 with the remaining $1.7 million scheduled to be released upon certain events, terms and conditions in August 2007. The resulting gain of $10.9 million included the write-off of $2.5 million goodwill previously recorded for TCC. According to the Stock Purchase Agreement, the purchase price was to be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets deviated from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. Such amount was invoiced by the Company and collected in October 2002 from L-3. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company adjusted the gain by $2.3 million to $13.2 million. The Company recognized a bonus accrual for certain key employees considered critical to the sale in the amount of $560,000 and accordingly the gain was adjusted to $12.6 million. In accordance with the Company’s Facility, substantially all of the proceeds from the sale were used to pay down the Company’s Facility.

As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain “Non-Compete” and “No Solicitation” provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144. Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of income and the net results of these operations have been reported separately as “Loss from discontinued operations”. The Company’s results from discontinued operations are reported net of a tax benefit of $119,000 and $494,000 for the three and nine months ended September 30, 2002, respectively. Also included in the results from discontinued operations is allocated interest expense of $148,000 and $647,000 for the three and nine months ended September 30, 2002, respectively. Interest expense has been allocated based on the net assets of the discontinued operation in relation to the Company’s consolidated net assets plus non-specific debt.

The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented. The following summarizes the operating results of discontinued operations:

	(in thousands) September 30, 2002
	Three Months Ended	Nine Months Ended
Sales	$1,342	$24,760
Loss from discontinued operations	(105)	(769)

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.    Sale of Interest in TelosOK LLC

On March 10, 2003 the Company and other TelosOK LLC investors (“Purchaser”) entered into a Unit Purchase Agreement whereby the Company sold all of its issued and outstanding membership units of TelosOK LLC for a total consideration of $4.5 million. The Company had previously accounted for its investment in TelosOK LLC under the equity method and, at the time of the transaction, had recorded a zero basis for its investment. The Company and Purchaser agreed to allocate the proceeds of the sale as follows:

•	$4.0 million to the Company at close

•	A minimum of 12 monthly payments to the Company in the amount of $45,000 per month, or a total of $540,000

The parties also agreed that the Company would provide certain inter-company support services to TelosOK LLC for a period of 12 months in the amount of $45,000 per month, or a total of $540,000.

As additional consideration for the sale of the Telos membership units, the Company and TelosOK LLC committed to certain “non-compete” and “no solicitation” agreements between the two parties. The “no solicitation” commitment provided for a sole exception relating to the employment by TelosOK LLC of David S. Aldrich, former President, CEO and Director of the Company.

At the effective date of closing all Telos Corporation employees serving as officers of TelosOK LLC resigned said positions in TelosOK LLC.

Upon the disposal of its membership units in TelosOK LLC, the Company recognized a gain of approximately $10.1 million, comprised of $6.1 million of deferred gain and $4 million of gain associated with the proceeds received on March 10, 2003. The deferred gain was recorded in July 2000 as a result of Staff Accounting Bulletin No. 81 which required the gain be deferred until the Company disposed of its interest in TelosOK LLC.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method provided by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the exercise price of the option granted. Had compensation expense for the Company’s stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) attributable to common equity would have been as follows:

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003,
	2003	2002	2003	2002
Net (loss) income attributable to common equity, as reported	$(1,011)	$8,195	$291	$1,616
Deduct: Stock-based compensation expense under fair value reporting	(64)	(176)	(209)	(617)

Pro forma net (loss) income attributable to common equity	$(1,075)	$8,019	$82	$999

TELOS CORPORATION AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Government oversight

As a U.S. Government contractor, the Company is subject to oversight by many agencies and entities of the U.S. Government which may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U. S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. Although the outcome of any such investigations and inquiries cannot be predicted, in the opinion of management, which is unaware of any pending investigations and inquiries, no claims, audits or investigations against the Company are likely to have a material adverse affect on the Company’s business or its consolidated results of operations, cash flows or financial position.

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

The Company’s Products Group continues to serve its customers with innovative product offerings, including the Products Group’s secure wireless networking and secure messaging solutions. The Telos secure wireless networking solution permits customers to securely and safely access databases from non-networked locations. The Telos secure messaging solution known as the Automated Message Handling System (“AMHS”) allows users to securely access, send, search, and profile message traffic, and is recognized as a standard within the Department of Defense.

Backlog

The Company’s total backlog at September 30, 2003 was $51.1 million compared with that of $43.1 million at September 30, 2002. Backlog was $31.7 million at December 31, 2002. The total backlog of each of the segments at September 30, 2003 and 2002 was as follows: Products Group—$32.5 million and $34.4 million, respectively; and Xacta—$18.6 million and $8.7 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated, and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2003 and 2002 was $42.1 million and $37.1 million, respectively.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(Continued)

Exit from the Systems and Support Services Business

The Company effectively completed its exit from the Systems and Support Services business with the sale of TCC in July 2002. The Solutions Services Group was characterized primarily by large, long-term time-and-material services contracts with consistent and predictable revenue and cash flow streams. With the exit from such business, the Company is more reliant upon short term, less predictable revenue and cash flow streams, although with projected higher gross margins from its realigned business opportunities. It is anticipated that any potential negative impact to the Company’s liquidity will be offset by other higher margin business lines such as its Xacta and secure messaging offerings.

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

Consolidated Results of Operations

The Company’s operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

Results of Continuing Operations

The condensed consolidated statements of operations include the results of continuing operations of Telos Corporation and its wholly owned subsidiaries. The Company substantially achieved its operating goals while experiencing slower than anticipated order volume.

The principal elements of the Company’s operating expenses as a percentage of sales for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.0	94.2	80.6	89.4
SG&A expenses	13.5	20.6	19.7	20.4

Operating income (loss)	7.5	(14.8)	(0.3)	(9.8)
Other income	—	—	—	—
Gain on sale of TelosOK LLC	—	—	16.2	—
Interest expense	(7.0)	(2.1)	(5.4)	(2.7)

Income (loss) before taxes	0.5	(16.9)	10.5	(12.5)
Income tax (expense) benefit	(3.8)	9.0	(5.0)	4.9

Net income (loss) from continuing operations	(3.3)%	(7.9)%	5.5%	(7.6)%

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(Continued)

Financial Data by Market Segment

Sales, gross margin, and gross margin percentage by market segment for the periods designated below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales
Products	$26,232	$21,500	$50,253	$53,388
Xacta	$4,097	$3,793	$12,311	$10,451

Total	$30,329	$25,293	$62,564	$63,839

Gross Margin
Products	$4,508	$(96)	$6,418	$3,073
Xacta	$1,857	$1,548	$5,700	$3,654

Total	$6,365	$1,452	$12,118	$6,727

Gross Margin
Products	17.2%	(0.4)%	12.8%	5.8%
Xacta	45.3%	40.8%	46.3%	35.0%
Total	21.0%	5.7%	19.4%	10.5%

The Company’s sales for the third quarter of 2003 were $30.3 million, an increase of $5.0 million or 19.9% over the third quarter 2002 sales of $25.3 million. Such increase consists of a $4.7 million increase in sales from the Products Group and a $304,000 increase in sales from Xacta. Sales for the first nine months of 2003 were $62.6 million, a decrease of $1.3 million or 2.0% as compared to the same period in 2002. Such decrease was primarily attributable to a $3.1million decrease in sales from the Products Group offset by an increase in revenue of $1.9 million from Xacta.

The Products Group experienced decreased sales from its traditional contracts with the U.S. Government such as contracts with the Census Bureau, U.S. Courts, and Army Engineering Infrastructure Technical Support and Services. However, the Products Group’s revenue mix has shifted from its lower margin sales to the higher margin sales of its secure wireless and secure messaging solutions. The increase in Xacta sales is primarily attributable to increased subscription sales of Xacta products and increased order volume from Xacta services.

The Company’s cost of sales from continuing operations for the third quarter of 2003 was $24.0 million, an increase of $123,000 compared to the same period in 2002. The cost of sales for the third quarter of 2003 included a July 2003 settlement of $1.1 million received as a result of litigation against a former business partner. The cost of sales for the third quarter of 2002 included an inventory charge of $1.7 million to adjust inventory to market value. The Company’s cost of sales for the nine months ended September 30, 2003 was $50.4 million, a decrease of $6.7 million compared to the same period in 2002. Such decrease was primarily due to reasons previously described for the third quarter, and reduced revenues from the Company’s traditional business and services combined with increased sales volumes in the Company’s higher margin business lines including Wireless, AMHS, and Xacta solutions, combined with a reduction in overhead expenses.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(Continued)

The Company’s gross profit for the three and nine months ended September 30, 2003 increased by $4.9 million to $6.4 million and by $5.4 to $12.1 million, respectively, compared to the same period in 2002. Gross margin increased to 21.0% from 5.7%, and to 19.4% from 10.5%, respectively, in the same periods. The increase of gross profit and gross margin was primarily attributable to the same reasons indicated in the cost of sales discussion above.

The Company’s selling, general, and administrative expense (“SG&A”) from continuing operations for the third quarter of 2003 was $4.1 million, a decrease of approximately $1.1 million or 21.6% compared to the same period in 2002. The Company’s SG&A from continuing operations for the nine months ended September 30, 2003 was $12.3 million, a decrease of $695,000 or 5.3% compared to the same period in 2002. Such SG&A from continuing operations does not include $2.9 million allocated to discontinued operations for the nine months ended September 30, 2002. If such SG&A allocated to discontinued operations were included in the 2002 continuing operations, total consolidated SG&A would have been $12.3 million in the nine months ended September 30, 2003 and $15.9 million for the nine months ended September 30, 2002, a decrease of $3.7 million. Such decrease in SG&A is primarily due to the result of cost reduction measures.

SG&A from continuing operations as a percentage of revenues decreased to 13.5% and 19.7% for the third quarter and nine months ended September 30, 2003, respectively as compared to 20.6% and 20.4% for the same periods in 2002.

The Company’s operating income for the third quarter of 2003 was $2.3 million, an increase of $6.0 million compared to the same period in 2002. The Company’s operating loss from continuing operations for the nine months ended September 30, 2003 was approximately $198,000, a decrease of $6.1 million compared to the same period in 2002. Such increase and decrease were primarily due to the same reasons as indicated in the cost of sales discussion above.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(Continued)

The Company’s interest expense from continuing operations increased by approximately $1.6 million to $2.1 million and by $1.6 million to $3.4 million in the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002. Such interest does not include interest of $607,000 allocated to discontinued operations for the nine months ended September 30, 2002. These amounts reflects a decrease due to lower debt levels in the nine months ended September 30, 2003 compared to the same period in 2002, offset by an increase due to the reclassification of preferred stock dividends as interest of $1.6 million for the three and nine months ended September 30, 2003, in accordance with FAS 150 discussed previously.

The Company recorded an income tax expense for the three and nine months ended September 30, 2003 of approximately $1.1 million and $3.2 million, respectively. The tax expense at September 30, 2003 is primarily attributable to the gain on sale of TelosOK LLC. The Company’s net deferred tax assets totaled $8.3 million at September 30, 2003. Failure to achieve forecasted taxable income may affect the ultimate realization of the net deferred tax assets. Management believes the Company will generate taxable income in excess of operating losses in amounts sufficient to realize the net deferred tax assets.

The Company’s loss from continuing operations for the third quarter of 2003 was $1.0 million, an increase of $1.0 million compared to the same period in 2002, primarily due to the same reasons indicated in the cost of sales discussion above. The Company’s income from continuing operations for the nine months ended September 30, 2003 was $3.4 million, an increase of $8.3 million compared to the same period in 2002. Such increase was primarily due to a gain of $10.1 million from the sale of TelosOK LLC recognized during the first quarter 2003. See Note 7 – Sale of Interest in TelosOK LLC.

Results of Discontinued Operations

The Company had no income or loss from discontinued operations in the three and nine months ended September 30, 2003, compared to a loss of $105,000 and $769,000 in the same periods in 2002. See Note 6 – Sale of Telos Corporation (California).

Liquidity and Capital Resources

For the nine months ended September 30, 2003, cash used in operating activities was $330,000, due primarily to operating losses incurred by the Company. Cash provided by investing activities was approximately $3.9 million, primarily attributable from the sale of the Company’s interest in TelosOK LLC (See Note 7 – Sale of TelosOK LLC). The Company used substantially all of the proceeds to pay down the balance of the Facility.

At September 30, 2003, the Company had outstanding debt and long-term obligations of $84.3 million, consisting of $3.1 million under the secured senior credit facility, $5.2 million in subordinated debt, $10.4 million in capital lease obligations, and $65.6 million in preferred stock reclassified as liability in accordance with FAS 150 previously discussed.

Management believes that the Company’s commitments to Enterworks regarding rent and related services are concluded. Management believes that the borrowing capacity under its Facility is sufficient to fund its capital and liquidity needs for the foreseeable future.

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Facility agreement with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) that matures on October 21, 2005 and is collateralized by substantially all of the Company’s accounts receivables. The amount of borrowings fluctuates based on the underlying asset borrowing base as well as the Company’s working capital requirements. Unused borrowing availability on the Facility was $3,465,000 at September 30, 2003; however, such availability fluctuates on a daily basis based on the amount of underlying assets in the borrowing base. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% upon initial funding.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(Continued)

The Facility has various material covenants that may, among other things, restrict the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends, redeem stock and make other distributions beyond certain permitted operational requirements. The Facility also requires the Company to meet certain net worth and operating goals. Financial covenants were amended and restated with Amendment 1 to the Facility agreed to on March 31, 2003. Such covenants were amended and restated to more accurately reflect future performance based on current projections.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. In October 2003, FASB issued FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, to defer the effective date of FIN 46 to the first reporting period ending after December 15, 2003, for variable interest entities created or acquired prior to February 1, 2003. The Company has not created or acquired any variable interest entities during the first nine months of the year. The Company is currently reviewing the impact, if any, of adopting FIN 46 on its results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable-stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP FAS 150-3 which deferred certain areas of FAS 150 including the measurement provisions of mandatory redeemable preferred stock. Accordingly, the Company has continued to accrue dividends on the preferred stock but was required to reclassify its preferred stock from equity to liability in accordance with the standard. Also, dividends are now required to be reported as a component of interest expense.

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

A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions which may include the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with its partners and suppliers.

TELOS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—(Continued)

While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company’s operating results could be adversely impacted.

Due to heightened security awareness and the ongoing military and peacekeeping actions in Iraq and Afghanistan, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization as evidenced by the Homeland Defense Act, and the escalating costs to support ongoing operations in Iraq and Afghanistan. While the Company believes its products and services are positioned to potentially benefit from such reprioritization of national security demands, the magnitude of recent and prospective events pertaining to national security serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

In addition, as a high percentage of the Company’s revenue is derived from business with the U.S. Government, the Company’s operating results could also be adversely impacted should the U.S. Government’s annual budget not be approved in a timely fashion.

The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information and trade secrets and has taken reasonable and prudent steps to protect such intellectual property. With regard to the Company’s wholly owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. Similarly, the intellectual property associated with our wireless division and our automated message handling system division require constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company’s ownership of its intellectual property could, therefore, materially and adversely impact the Company.

TELOS CORPORATION AND SUBSIDIARIES

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under the Facility. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% upon initial funding. The weighted average interest rates for the first nine months of 2003 and 2002 were 6.8% and 5.5%, respectively. The Facility had an outstanding balance of $3.1 million at September 30, 2003.

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

Since such evaluation, such officers are unaware of any there have been no significant subsequent changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company intends to continue its diligent review and evaluation of the design and effectiveness of the controls with the intention of making continuous improvements to such controls, and to correct in a timely manner any significant deficiencies and material weaknesses that may be discovered. The Company’s goal is to provide senior management with detailed information and timely access to all material information concerning the business. While the Company believes the present design of its disclosure controls and procedures effectively achieve its objectives, future unforeseen events may cause the Company to significantly modify such disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is party to various lawsuits arising in the ordinary course of business. While the results of litigation cannot be predicted with certainty, based upon the Company’s present understanding of its pending legal matters, it is the Company’s opinion that such matters for this quarter, if adversely determined, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or of cash flows.

Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At September 30, 2003, total undeclared unpaid dividends accrued for financial reporting purposes are $4.6 million for the Series A-1 and A-2 Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $33,013,000.

Since 1991, the Company has not declared or paid dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Corporate Charter, specific dividend payment and stock redemption restrictions set forth in its Facility and other senior obligations, and limitations pursuant to Maryland law.

Due to its substantial senior obligations, the limitations set forth in covenants of the Facility, foreseeable capital and operational requirements. Corporate Charter restrictions and prohibitions, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes it will more likely than not be unable to meet the redemption schedule set forth in the Instrument.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

1) Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

3) 32-1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

4) 32-2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: The Company announced the resignation of David E. Pearson as CFO, effective October 15, 2003, and the appointment of Edward L. Williams to serve as an interim CFO, on Form 8-K filed on October 23, 2003.

Part II items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2003	TELOS CORPORATION

/s/ EDWARD L. WILLIAMS

Edward L. Williams (Principal Financial Officer & Principal Accounting Officer)