Form 10-K
period 2003-12-31
TELOS CORP
filed 2004-04-15
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8443

TELOS CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State of Incorporation)	(I.R.S. Employer Identification No.)

19886 Ashburn Road, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

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

Title of Class	Number of Shares Outstanding on December 31, 2003
Class A Common Stock, no par value	21,171,202
Class B Common Stock, no par value	4,037,628
Series A-1 Redeemable Preferred Stock, $.01 par value	1,250
Series A-2 Redeemable Preferred Stock, $.01 par value	1,750
12% Cumulative Exchangeable Redeemable Preferred Stock, $.01 par value	3,185,586

The registrant’s 12% Cumulative Exchangeable Redeemable Preferred Stock is traded on the NASDAQ/OTCBB Exchange.

INCORPORATION BY REFERENCE: None

Number of pages in this report (excluding exhibits): 52

PART 1

Item 1. Business

History and Introduction

Telos Corporation (the “Company” or “Telos”) is a systems integration and services company addressing the information technology needs of federal government customers worldwide. The Company also owns Xacta Corporation, a wholly-owned subsidiary, that develops, markets, and sells government-validated secure enterprise solutions to government and commercial customers.

Our principle offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company’s web site is www.telos.com, and Xacta’s web site is www.xacta.com. You can learn more about the Company by reviewing its SEC filings on the Telos web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Since 1996, Telos has identified and sold a number of business units that were considered as no longer material to its operational objectives and strategic direction. Most recently, the Company sold its 50% ownership in TelosOK LLC in March 2003. See Note 3 – Sale of TelosOK LLC for more information. In 2002 the Company sold its wholly-owned subsidiary, Telos Corporation-California (TCC) for approximately $20 million. See Note 4 – Sale of Telos Corporation (California).

The Company also owns 21.5% of Enterworks, Inc. (“Enterworks”). See Note 2 – Investment in Enterworks for more information.

Reportable Operating Segments

For the year ended December 31, 2003, Telos generated revenue of $88.4 million. Prior to December 2003, the Products Group and Xacta Corporation (“Xacta”) were the Company’s two operating segments.

Xacta is recognized as a leading provider of secure enterprise solutions to the U.S. Government and financial services organizations. In order to take advantage of the Xacta brand strength, Telos has initiated the consolidation of all of its security-related offerings into Xacta. Additionally, such consolidation will simplify the messages and offerings of the respective segments for the Company’s customers, partners, and employees. In particular, the Company’s wireless and messaging solutions have been consolidated into Xacta and accordingly will be reported in such manner. It is the Company’s intention to re-brand the wireless and messaging lines in 2004 from “Telos” to “Xacta” offerings connoting the secure aspects of these solutions. In addition, the Products Group has been renamed “IT Solutions Group” (see below).

The IT Solutions Group: The IT Solutions Group develops, markets and sells integration services and value-added reseller offerings that address a wide range of Government Information Technology (“IT”) requirements. The IT Solutions Group offerings consist of reselling commercial-off-the-shell (“COTS”) products from major original equipment manufacturers (“OEMs”), which are augmented by Telos with various value-added support services. The IT Solutions Group also provides professional services that support various Federal Government integration programs. For 2003, the IT Solutions Group generated revenue of $41.7 million, which represents a decrease of 19.9% over 2002.

Xacta Corporation: Xacta, while established in February of 2000 to address the growing demand for secure enterprise solutions, is the successor to the Company’s fifteen years of experience in security services with the U.S. Government. Today Xacta develops, markets and sells government-validated secure enterprise solutions to the U.S. Government, state and local government, and commercial customers. Xacta’s solutions have been validated by leading U.S. government organizations. For example, our Organizational Messaging solution is certified by the Defense Information Systems Agency. Our Wireless Maintenance solution has been approved as part of the Air Force Infrastructure Technology Resource Model and has integrated security enabling it to comply with Federal Information Processing Standards (“FIPS”) and stringent Air Force connection approval requirements, such as Certificate to Operate and NIPRNET accreditation. Additionally, our Security Management solutions are the only products of their type to comply with the U.S. Government’s mandatory certification process (National Information Assurance Partnership (“NIAP”), i.e., NSTISSP 11). Each of these qualifications evidences the fact that Xacta solutions are government-validated and serve as significant competitive differentiators for Xacta.

Xacta products and services include a wide range of security management solutions to include certification and accreditation, vulnerability identification and remediation solutions, perimeter security management, operational security management, as well as high assurance credentialing solutions. Additionally Xacta, consistent with the consolidation referenced above, provides organizational messaging and wireless maintenance solutions. For 2003, Xacta generated revenue of $46.7 million which represents an increase of 21.6% over 2002.

Major Markets and Significant Activities

Telos operates in a highly competitive marketplace. The Company obtains the majority of its business in response to competitive requests from potential and current customers. Additionally, Telos faces indirect competition from certain government agencies that perform “in-house” services similar to those provided by Telos. The Company knows of no single competitor that is dominant in its relative fields of technology, solutions and services.

The entire range of Telos’ services and solutions are offered to U.S. Government agencies and state and local governments. Accordingly, the Company must maintain expert knowledge of federal, state and local agency policies and operations. The Company’s work for U.S. Government agencies in many instances combine a wide range of skills drawn from each of its major product and service offerings. The Company’s commercial client base consists primarily of federally insured depositories which have purchased Xacta’s solutions and large defense and aerospace organizations.

Decisions regarding contract awards by the Company’s U.S. Government customers typically are based on assessment of the quality of Telos’ past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

Telos has strategic business relationships with certain companies in the information technology industry. These strategic partners have business objectives compatible with those of the Company, and offer products and services that complement those of the Company’s. The Company intends to continue development of such relationships wherever they support its marketing, growth and service offering objectives.

Marketing and new business development for the Company is undertaken by virtually all officers and managers of the Company, including the chief executive officer, executive officers, vice presidents, and division managers. The Company employs marketing, new business development and sales professionals who identify and qualify contract and sales opportunities, primarily in the U.S. Government marketplace. The Company’s proprietary software systems are sold primarily by full time sales persons. The Company also has established agreements for the resale of certain third party software products.

The majority of the Company’s business is awarded through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. However, with respect to bids for U.S. Government proposals, in most cases the customer specifies the terms, conditions and form of the contract. In situations where the customer-imposed contract type and/or terms appear to expose the Company to inappropriate risk, the Company may seek alternate arrangements or opt not to bid for such potentially high risk work.

Essentially all contracts with the United States Government, and many contracts with state and local government agencies, permit the customers to terminate the contract at any time at their convenience or for default by the contractor. The Company acknowledges the risk that such terminations may occur and therefore have a material, adverse impact on operations. Throughout the Company’s 35 years in business, such terminations have been rare and, generally, have not materially and adversely affected operations. As with other companies that do business with the U.S. Government, the Company’s business is subject to funding decisions and actions that are beyond its control. The Company’s contracts and subcontracts are generally composed of a wide range of contract vehicles including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time-and-materials contracts. For 2003, the Company’s revenue derived from fixed price and time and material contracts was 80.7% and 19.3%, respectively.

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2003		2002		2001
	(amount in thousands)
Department of Defense	$69,503	78.6%	$58,960	65.2%	$77,036	68.7%
Federal Civilian	15,055	17.0%	27,728	30.6%	31,519	28.1%
Commercial	3,885	4.4%	3,829	4.2%	3,633	3.2%

Total	$88,443	100.0%	$90,517	100.0%	$112,188	100.0%

Competition

The segments of the industry in which the Company operates are highly fragmented with no single company or small group of companies in a dominant position. Some of the large competitors offer capabilities in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused upon only one or a few of such markets. Some of the firms that compete with the Company include: EDS, SAIC, and CSC as well as other small and mid-size firms. In addition, Xacta’s business competes with risk and compliance management companies, organizational messaging companies, security consulting organizations, as well as companies that provide secure wireless offerings.

Employees

The Company employed 343 people as of December 31, 2003. The services the Company provides require proficiency in many fields, such as computer science, information security and vulnerability testing, wireless networking technologies, physics, engineering, operations research, economics, and business administration. Of the total Company personnel, 83 are in the IT Solutions Group and 176 in Xacta. An additional 84 employees provide corporate, sales and administrative services.

The Company places a high value on its employees and constantly competes for highly skilled professionals in virtually all of its competitive arenas. The success and growth of the Company’s businesses is directly related to its ability to recruit, train, promote and retain high quality people at all levels of the organization. As a result, the Company requires its management to proactively assure themselves that the Company will always remain competitive in terms of salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs.

The Company has published policies and procedures that establish high standards for the conduct of its employees in recognition of its highly regulated U.S. Government contractor responsibility. The Company requires each of its employees, consultants, officers, and directors to annually execute and affirm a code of ethics and other corporate compliance policies and procedures. Each employee must annually reaffirm their specific awareness of, and commitment to complying with the code of ethics and corporate compliance, policies and procedures.

Patents, Trademarks, Trade Secrets and Licenses

Intellectual property is critical to the long-term value and success of the Company. As such the Company has invested heavily in intellectual property, in the form of trademarks, service marks, copyrights, patents and other proprietary assets. The Company is committed to protecting its intellectual property and proprietary information and will use every available resource to protect such investment.

Backlog

Many of the Company’s contracts with the U.S. Government are funded year to year by the procuring U. S. Government agency as determined by the fiscal requirements of the U.S. Government and the respective procuring agency. Such a contracting process results in two distinct categories of backlog: funded and unfunded. Total backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time over the life of its contracts, whether funded or not. Funded backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of U.S. Government contracts, when funded by the procuring U. S. Government agency and allotted to the specific contracts. Unfunded backlog is the difference between total backlog and funded backlog. Included in unfunded backlog are revenues which may be earned only when and if customers exercise delivery orders and/or renewal options to continue such existing contracts.

A number of contracts undertaken by the Company extend beyond one year and accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in the Company’s backlog.

At December 31, 2003 and 2002, the Company had total backlog from existing contracts of approximately $40.2 million and $31.7 million, respectively. Of these amounts, approximately $31.0 million and $20.3 million, respectively, were for Xacta’s business with the remaining amount attributed to the IT Solutions Group. Such amounts are the maximum value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if exercised by the customer, over periods extending up to seven years.

Approximately $31.8 million and $28.9 million of the total backlog was funded backlog at December 31, 2003 and 2002, respectively.

While backlog remains a measurement consideration, in recent years the Company, as well as other U.S. Government contractors, experienced a material change in the manner in which the U. S. Government procures equipment and services. These procurement changes include the growth in the use of General Services Administration (“GSA”) schedules which allow agencies of the U.S. Government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees. Such contracts generally require extensive marketing efforts by the awardees to procure such business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth which the Company continues to aggressively pursue.

Item 2. Properties

The Company leases 191,700 square feet of space for its corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at the Company’s option. This facility supports all of the Company’s operating segments.

The Company subleases 21,816 rentable square feet of space at the Ashburn, Virginia facility to its affiliate, Enterworks, Inc. which serves as Enterworks’ corporate headquarters and hosts its operating segments. This sublease will expire on March 31, 2005.

The Company leases additional space in 5 separate facilities located in California, New Jersey, the District of Columbia and Germany under various leases expiring through March of 2011.

Item 3. Legal Proceedings

The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of common shareholders was held on November 13, 2003. The only matter set forth at the meeting was the election of directors. The shareholders of the common stock necessary to constitute a quorum were present either in person or represented by proxy or attorney. Norman P. Byers, Dr. Fred Charles Ikle, Ambassador Langhorne (Tony) A. Motley, and John B. Wood were elected to a term of one year, a term to expire at the next annual meeting of shareholders upon the election of their successors.

With regard to the holders of the 12% Cumulative Exchangeable Preferred Stock, shareholders of such stock necessary to constitute a quorum were not present and, therefore, the nominations of Malcolm M.B. Sterrett and Geoffrey B. Baker were not considered. Subsequent to the shareholders meeting, Malcolm M.B. Sterrett appointed Geoffrey B. Baker and himself to fill the term, for a period of one year, to expire at the next annual meeting of shareholders upon the election of their successors. Such appointment by Mr. Sterrett was consistent with Article Fifth (C)7(b)(vi) of the Company’s Articles of Amendment and Restatement.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

No public market exists for the Company’s Class A or Class B Common Stock. As of December 31, 2003, there were 94 holders of the Company’s Class A Common Stock and 5 holders of the Company’s Class B Common Stock.

No public market exists for the Company’s Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 7 – Redeemable Preferred Stock.

The Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) is traded on the NASDAQ/OTCBB Exchange. See Note 7 - Redeemable Preferred Stock.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this document.

OPERATING RESULTS

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(amounts in thousands)
Sales (1)	$88,443	$90,517	$112,188	$96,881	$93,663
Operating (loss) income	(1,943)	(7,596)	5,911	1,174	2,200
Income (loss) before income taxes	1,802	(10,835)	1,267	(1,177)	(17,832)
Net (loss) income	(8,685)	4,025	(671)	(1,794)	(1,964)

FINANCIAL CONDITION

	As of December 31,
	2003	2002	2001	2000	1999
	(amounts in thousands)
Total assets (1)	$33,611	$45,020	$48,760	$71,781	$51,899
Senior credit facility	6,497	6,618	12,387	25,460	16,508
Senior subordinated debt	5,179	5,179	8,179	8,537	8,537
Capital lease obligations, long-term (2)	10,243	10,647	10,722	11,030	11,362
Senior redeemable preferred stock (3)	7,751	7,327	6,903	6,480	6,054
Public preferred stock (3)	59,425	53,561	47,876	42,352	36,975

(1)	See Notes 3 & 4 to the Consolidated Financial Statements in Item 8 regarding the sale of TelosOK LLC and Telos Corporation (California)
(2)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
(3)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During 2003, the Company continued to invest in creating value added solutions in an effort to address the ever increasing market for systems integration services and secure enterprise solutions. For example, with the release of Xacta Web C&A 4.0 in March of 2003, Xacta achieved its vision of developing a continuous business process which enables automated and continuous security risk and compliance management. The “Continuous Assessment” functionality provided in the Xacta 4.0 release allows organizations to manage security compliance and risk in an automated and on-going manner. Additionally, Xacta recently introduced Xacta IA Manager which provides continuous and automated vulnerability management and remediation, allowing organizations to identify and remediate vulnerabilities from a centralized location. Xacta IA Manager when fully deployed will save systems administrators time and effort as well as keep the network “aware” of new vulnerabilities that can appear daily.

The Company’s messaging solution is called the Automated Message Handling System (“AMHS”). AMHS version 2003 was approved by Defense Information Systems Agency and released in July of 2003 after extensive evaluation and testing. AMHS 2003 is the U.S. Government’s exclusive certified stand-alone messaging application. The AMHS 2003 stand-alone architecture is more efficient and cost effective than competitive client/server architectures as it enables users to access their messages securely from a single server using a simple web browser. In addition to its more intuitive user interface, AMHS 2003 provides outbound message processing and numerous advanced message management capabilities such as retrospective search and simplified user profiling, which functionality is essential to large organizations with time sensitive formal message requirements. Such retrospective search and user profiling capabilities facilitate message distribution to important staff elements, as well as research and coordination of formal message origination and response.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP FAS 150-3 which deferred certain areas of FAS 150 including the measurement provisions of mandatory redeemable preferred stock. Accordingly, the Company has continued to accrue dividends on the preferred stock, but was required to reclassify its preferred stock as a liability in accordance with the standard. Also, dividends are now required to be reported as a component of interest expense.

For the year ended December 31, 2003, the Company concluded that a full valuation allowance is required for the deferred tax assets, as required under SFAS 109, “Accounting for Income Taxes”. Accordingly, a valuation allowance totaling $9.7 million was provided at December 31, 2003.

In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company has reduced the carrying amounts of Enterworks notes receivable and investment account in Enterworks and Enterworks International to zero, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes receivable and Enterworks investment account. See Note 2 – Investment in Enterworks for more information. Other transactions with Enterworks also have been evaluated, based on the investee relationship and resulted in additional losses being recorded in 2003.

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

Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of a change is recorded in the period the change in estimate occurs. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated. The Company generally recognizes product revenue as products are delivered, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized over the term of the maintenance contracts.

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

The Company records a liability in connection with various warranty obligations. Such warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required, resulting in additional income statement charges.

Exit from the Systems and Support Services Business

The Company effectively completed its exit from the Systems and Support Services business with the sale of TCC in July 2002. The Systems and Support Services Group was characterized primarily by large, long-term time-and-material services contracts with consistent and predictable revenue and cash flow streams. With the exit from such business, the Company is now more reliant on short term, less predictable revenue and cash flow streams, although with projected higher margins from its realigned business opportunities. It is anticipated that any potential negative impact to the Company’s liquidity from such business realignment will be offset by other higher margin offerings such as its Xacta security management, organizational messaging, and wireless maintenance solutions.

The Company sold its 50% share of TelosOK LLC, on March 10, 2003 which is reported in Note 3—Sale of TelosOK LLC of the Consolidated Financial Statements. The primary business of TelosOK LLC was to provide post-deployment and post-production software and systems development and support services including technology insertion, system redesign and software re-engineering. The largest customer of TelosOK LLC was the U.S. Army’s Communications and Electronics Command (“CECOM”) with significant operations at Ft. Sill in Lawton, Oklahoma. TelosOK LLC’s tasks were performed on a time and materials basis and on a firm fixed price basis.

Results of Operations

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. The Company’s revenues are generated from a number of contract vehicles and task orders. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. The Company’s firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The company’s time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2003, revenue by contract type was as follows: time and materials, 19.3% and firm fixed price 80.7%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Year Ended December 31,
	2003		2002		2001
	(dollar amounts in thousands)
Sales	$88,443	100.0%	$90,517	100.0%	$112,188	100.0%
Cost of sales	71,359	80.7	79,457	87.8	89,258	79.6
Selling, general and administrative expenses	19,027	21.5	18,656	20.6	17,019	15.2

Operating (loss) income	(1,943)	(2.2)	(7,596)	(8.4)	5,911	5.2
Gain from sale of 50% interest in TelosOK LLC	10,121	11.4	—	—	—	—
Losses from affiliates	(848)	(0.9)	(901)	(1.0)	(1,516)	(1.4)
Other income	14	—	10	—	67	0.1
Interest expense	(5,542)	(6.3)	(2,348)	(2.6)	(3,195)	(2.8)

Income (loss) before income taxes	1,802	2.0	(10,835)	(12.0)	1,267	1.1
Income tax (provision) benefit	(11,487)	(12.9)	3,361	3.7	240	0.2

Income (loss) from continuing operations	(9,685)	(10.9)	(7,474)	(8.3)	1,507	1.3
Loss from discontinued operations	—	—	(1,078)	(1.2)	(2,178)	(1.9)
Gain on sale of TCC	1,000	1.1	12,577	13.9	—	—

Net income (loss)	$(8,685)	(9.8)%	$4,025	4.4%	$(671)	(0.6)%

Financial Data by Operating Segment

The Company has two reportable operating segments: IT Solutions Group and Xacta. Prior to December 2003, the Company had two operating segments, the Product Group and the Xacta Group. Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

	Year Ended December 31,
	2003	2002	2001
	(dollar amounts in thousands)
Sales:
IT Solutions and other services	$41,722	$52,090	$67,538
Xacta	46,721	38,427	44,650

Total	$88,443	$90,517	$112,188

Gross Profit:
IT Solutions and other services	$954	$(272)	$7,359
Xacta	16,130	11,332	15,571

Total	$17,084	$11,060	$22,930

Gross Profit Percentage:
IT Solutions and other services	2.3%	(0.5)%	10.9%
Xacta	34.5%	29.5%	34.9%
Total	19.3%	12.2%	20.4%

Results of Continuing Operations

Years ended December 31, 2003 and 2002

Sales decreased by $2.1 million or 2.3% to $88.4 million for the year ended December 31, 2003, from $90.5 million for the comparable 2002 period. The decrease for the period includes a $10.4 million decrease in the IT Solutions Group’s sales, and an increase of $8.3 million in Xacta. Included in the IT Solutions Group’s sales is a $900,000 services fee from TelosOK LLC since March of 2003. See Note 3 – Sale of TelosOK LLC. The IT Solutions Group’s decrease in revenues is due primarily to its decline in reselling sales and information technology services. Xacta’s increase in revenue was primarily due to an increase in sales of its organizational messaging and deployable maintenance solutions, as well as increased orders for its information security products and solutions.

Cost of sales was 80.7% of sales for the year ended December 31, 2003, a decrease of 7.1% as compared to 87.8% for the same period in 2002. The decrease in cost of sales as a percentage of sales was primarily attributable to the increase in higher margin business lines, combined with a reduction in overhead expenses. In addition, the 2003 cost of sales included a credit of $1.1 million settlement received in July 2003 as a result of litigation against a former business partner. During 2002, the Company recognized inventory obsolescence charges of $2.2 million consisting primarily of $1.7 million to adjust certain software inventory to market value. This charge was taken due to the age of the inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory. Such obsolescence charge was included in cost of goods sold during the month of September 2002.

Gross profit increased by $6.0 million or 54.5% from 2002 to 2003. The increase is primarily attributable to the above-referenced favorable change in revenue mix from lower margin sales to higher margin business.

Selling, general, and administrative expenses (“SG&A”) increased by $371,000 to $19.0 million in 2003 compared to $18.7 million in 2002. As a percentage of revenue, SG&A increased by 0.9% from 20.6% in 2002 to 21.5% in 2003. Such increase was primarily due to a $2.0 million increase in bonus accruals, off-set by various cost reduction measures and a decrease in severance costs of $1.0 million.

For the year ended December 31, 2003, the Company recorded $848,000 of losses from affiliates, which included the write-down of the $500,000 investment in Enterworks International, and expenses of $900,000 related to rent and services provided to Enterworks pursuant to an earn-out provision of a two-year Original Equipment Manufacturer (OEM) software license agreement with Enterworks, see Note 2 – Investment in Enterworks. Such losses were partially off-set by a $556,000 cash distribution received from TelosOK. For the comparable period in 2002, the Company recorded $901,000 of losses from affiliates, principally consisting of reserves of $1.5 million on Enterworks notes due to the application of the equity method of accounting in accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, whereby the Company reduced the carrying amounts of Enterworks notes receivable and investment account to zero during 2001 and 2002, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes receivable and the Enterworks investment account. See Note 2 – Investment in Enterworks for more information.

Interest expense increased by approximately $3.2 million to $5.5 million for the year ended December 31, 2003 from approximately $2.3 million in the comparable 2002 period. Such increase is primarily due to the reclassification of preferred stock dividends and accretion as interest in accordance with FAS 150. Components of interest expense are as follows:

	December 31,
	2003	2002	2001
	(amounts in thousands)
Commercial interest incurred	$2,386	$2,955	$4,073
Preferred stock interest accrued	3,156	—	—
Interest reclassified to discontinued operations	—	(607)	(878)

Total	$5,542	$2,348	$3,195

Income before income taxes increased by $12.6 million to $1.8 million for the year ended December 31, 2003 from that of a loss of $10.8 million for the same period in 2002. Such increase is primarily due to an increase in the sales of the Company’s higher margin offerings, and a gain of $10.1 million from the sale of TelosOK LLC. See Note 3 – Sale of TelosOK LLC.

The Company recorded an income tax provision from continuing operations for the year ended December 31, 2003 of approximately $11.5 million, primarily as a result of the full valuation allowance provided in accordance with FAS 109. For a comparable 2002 period, an income tax benefit of $3.4 million was recorded, primarily due to the net operating loss carryforwards associated with the losses generated by the Company.

Years ended December 31, 2002 and 2001

Sales decreased $21.7 million or 19.3% to $90.5 million for the year ended December 31, 2002, from $112.2 million for the comparable 2001 period. The decrease for the period includes a $15.4 million decrease in the IT Solutions Group’s sales, and a decrease of $6.2 million in Xacta sales. The Company’s IT Solutions Group sales declined due in part to the fact that the Company closed out certain product lines after 2001. The remaining decrease was due to lower reselling sales. Xacta’s sales decreased primarily due to decreased orders of information security products and solutions as well as a delay in the rollout of its wireless maintenance solutions.

Cost of sales was 87.8% of sales for the year ended December 31, 2002, as compared to 79.6% for the same period in 2001. The increase in cost of sales was primarily attributable to decreased profits realized on the IT Solutions Group contracts and from reduced profits under the Company’s deployable wireless solutions. The reduction in the deployable wireless solutions profits was caused primarily by delays in projected orders while maintaining personnel and infrastructure costs necessary to fulfill such orders. The Company also recognized inventory obsolescence charges of $2.2 million during 2002 consisting primarily of $1.7 million to adjust certain software inventory to market value. This charge was taken due to the age of the inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory. Such obsolescence charge was included in cost of goods sold during the month of September 2002. The Company also recognized a provision for bad debt of $470,000 during the year 2002 as an estimate of uncollectible accounts receivable at December 31, 2002.

Gross profit decreased $11.9 million in the twelve-month period to $11.1 million in 2002, from $22.9 million in the comparable 2001 period. The decrease is attributable to the decreases in overall sales volume discussed above with a relatively higher percentage of sales concentrated in lower margin offerings.

Selling, general, and administrative expense (“SG&A”) increased by $1.6 million to $18.7 million in 2002 over 2001. SG&A increased as a percentage of revenue from 15.2% in 2001 to 20.6% in 2002. The increase in SG&A was primarily due to employee costs related to certain severance agreements.

For the year ended December 31, 2002, the Company recorded $901,000 of losses from affiliates, principally consisting of reserves of $1.5 million on Enterworks notes due to the application of the equity method of accounting, as previously discussed, offset by a $556,000 distribution from TelosOK. For the comparable period in 2001, the Company recorded $1.5 million of losses from affiliates, primarily consisting of reserves of $1.8 million on Enterworks notes, offset by a $284,000 cash distribution received from TelosOK.

Goodwill amortization expense for 2001 has been reported separately under operating income (loss) from discontinued operations to account for the sale of “TCC”. Beginning January 2002 the Company no longer amortizes its goodwill asset according to SFAS 142. The Company no longer carries a goodwill asset as a result of the sale of TCC in 2002. See Note 4 — Sale of Telos Corporation (California).

Interest expense decreased approximately $847,000 to $2.3 million for the year ended December 31, 2002 from approximately $3.2 million in the comparable 2001 period. These decreases are primarily due to decreased debt levels in 2002 as compared to 2001.

Income before income taxes decreased by $12.1 million to a $10.8 million loss for the year ended December 31, 2002 from a $1.3 million in income for the comparable period in 2001. Such a decrease in income is substantially attributable to the changes referenced above.

The Company recorded an income tax benefit for the year ended December 31, 2002 and 2001 of approximately $3.4 million and $240,000, respectively. The tax benefit at December 31, 2002 is primarily due to net operating loss carryforwards associated with the losses generated by the Company.

Discontinued Operations

Telos Corporation-California:

The Company reported a gain of $1.0 million, which represents a release of $1.0 million held in escrow, and $12.6 million for the sale of TCC in 2003 and 2002, respectively. An additional $0.8 million is to be released from escrow during 2004, and another $0.8 million during 2007. Additionally, the Company reported a loss from discontinued operations of $1.1 million and $2.2 million in 2002 and 2001, respectively. See Note 4 – Sale of Telos Corporation (California).

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable. The amount of available borrowings fluctuates based upon the eligible underlying asset borrowing base, as defined in the Facility agreement. The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings. Certain financial covenants were amended and restated to more accurately reflect the Company’s future performance based upon revised projections. At December 31, 2003 the Company was in compliance with its covenants pursuant to the Facility. However, due to the 15-day extension to file Form 10-K, the Company has not provided annual financial statements to the bank within the required 90-day period. In addition, it was probable that certain 2004 cash flow covenants would not be achieved. Accordingly, the Company has obtained a waiver for any such covenant violations and the Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2005. The amended negative covenants require the Company to meet cash flow targets based on EBITDA as defined in the Facility. At December 31, 2003, the Company had outstanding borrowings of $6.5 million and unused borrowing availability of $2.0 million on the Facility. As of December 31, 2003, the interest rate on the Facility was 5.75%.

Cash used by operating activities was $4.3 million in 2003, due primarily to the operating losses the Company incurred during the year. Cash provided by investing activities was $4.7 million in 2003. This is primarily due to $4.0 million proceeds from the sale of TelosOK LLC in March 2003 and a release of a $1.0 million escrow payment received in October 2003 in connection with the sale of TCC, offset by the purchase of property and equipment. The Company used cash for financing activities in the amount of $654,000 in 2003, primarily due to payments made to reduce capital lease obligations and the Facility.

Management believes that the borrowing capacity under its Facility is sufficient to fund its capital and liquidity needs for the foreseeable future.

Senior Subordinated Notes

The Company’s subordinated notes (“Subordinated Notes”) are held principally by common shareholders and totaled $5.2 million at December 31, 2003. These subordinated notes bear interest at rates between 14% and 17%, due and payable on October 31, 2004. During 2003, the Company paid $757,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $10.0 million at December 31, 2003. See Note 6 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At December 31, 2003 the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $67.2 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During 2003, the Company recorded $4.2 million of dividends on the two classes of redeemable preferred stock. Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is due on October 31, 2004. In accordance with certain requirements in the Facility, on or before August 15, 2004, to the extent the redemption date of the Senior Redeemable Preferred Stock has not been extended to a date later than October 31, 2004, Senior Redeemable Preferred Stockholders have agreed to extend the redemption date to a date no earlier than October 31, 2005, subject to the legal availability of funds. Mandatory redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its corporate charter, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the $22.5 million Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is required to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. Due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, corporate charter restrictions and prohibitions, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock.

The Company has noted in previous filings (see Form 10-Q for the period ending September 30, 2003 – Reclassifications) that its ability to successfully restructure its debt obligations could affect the Company’s future operating results and that for a variety of reasons, the Company believes it will more likely than not be unable to meet the redemption schedule set forth in the terms of the Company’s Public Preferred Stock.

On March 26, 2004, the Company’s Board of Directors authorized the Company’s management to commence the process of planning for and, if appropriate, implementing the activities set forth below. Before any definitive action is undertaken in connection with such authorization (including without limitation any issuance, redemption or exchange of any equity securities of the Company), further review and approval by the Board is required.

In an effort to address its capital structure and the adverse impact of SFAS150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which reclassified the redeemable preferred stock from equity to liability (see Note 7 – Redeemable Preferred Stock), the Company intends to immediately engage such professional service providers it deems reasonable and appropriate to advise management with regard to such recapitalization and any other transaction. The Company contemplates that such engagement will include, but may not be limited to, consideration of a swap of all debt instruments into common shares, the filing of an S-8 or other appropriate filings in order to issue the remaining authorized, but un-issued shares of Public Preferred Stock or to take such other steps as may be recommended to facilitate such recapitalization. The company will use its best efforts to reach a decision on such recapitalization within 60 days. There is no assurance that any such transaction can or will be effected, or if effected what the form of such transactions would be or when they might occur.

None of the Company’s present directors has any material financial interest in any holder of the Senior Redeemable Preferred Stock or the Subordinated Notes. Also, other than directors fees received for their service as members of the Board of Directors of the Company or fees for service as members of the Company’s Proxy Board, none of the non-executive directors receive any consulting or advisory fees or other compensation from the Company or any of its subsidiaries. Subject to further review, the full Board will continue to address the Company’s capital structure and any recommendations of the professional service providers pertaining thereto.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at December 31, 2003, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in millions):

		Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt	$11,676	$—	$11,676	$—	$—
Capital lease obligations	20,808	1,777	3,554	3,404	12,073
Operating lease obligations	2,967	449	933	829	756
Preferred stock redemption (1)	59,425	—	23,770	23,770	11,885

Total	$94,876	$2,226	$39,933	$28,003	$24,714

(1)	excludes dividends and accretion accrual

Capital Expenditures

Capital expenditures for property and equipment were $335,000 in 2003, $338,000 in 2002 and $626,000 in 2001. The Company anticipates capital expenditures of approximately $1.6 million in 2004; however, there can be no assurance that this level of capital expenditures will occur.

Capital Leases and Related Obligations

The Company has various lease agreements for property and equipment that, pursuant to FAS 13 “Accounting for Leases”, require the Company to record the present value of the minimum lease payments for such equipment and property as an asset in the Company’s consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease.

Inflation

The rate of inflation has been moderate over the past five years and, accordingly, has not had a significant impact on the Company. The Company has generally been able to pass through any increased costs to customers through higher prices to the extent permitted by competitive pressures. The Company’s cost reduction efforts have generally offset the effects of any inflation on the Company’s performance.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates in 2003 and 2004 based on the nature as well as the creation date of the variable interest entity. The revised FIN 46 will be effective for non-SPE variable interest entities created prior to February 1, 2003 no later than the first quarter of 2004. For variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied. The Company is the process of assessing the impact of this pronouncement for 2004. The adoption of FIN 46 applicable to 2003 did not have a material impact on its financial position or results of operations.

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

Due to heightened security awareness and the ongoing military and peacekeeping actions in Iraq and Afghanistan, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization as evidenced by the Homeland Defense Act, and the continued funding requirements of the U.S. activities in Iraq and Afghanistan. While the Company believes its products and services are well positioned to benefit from such reprioritization of demands, the magnitude of recent and prospective events pertaining to national security serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

In addition, as a high percentage of the Company’s revenue is derived from business with the U.S. Government, the Company’s operating results could also be adversely impacted should the U.S. Government’s annual budget not be approved in a timely fashion.

The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to protect its intellectual property. With regard to the Company’s wholly owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. All of the Company’s propriety solutions require constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company’s ownership of its intellectual property could, therefore, materially and adversely impact the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% upon initial funding. The weighted average interest rate of the Facility in 2003 was 6.66%. The Facility had an outstanding balance of $6.5 million at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

INDEX TO SCHEDULES

All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Stockholders

of Telos Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders’ investment (deficit) present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries (“the Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 7, effective July 1, 2003, the Company adopted Statement of Financial “Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Accordingly, the Company changed its method of accounting for its Senior Redeemable Preferred Stock and Public Preferred Stock.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

April 14, 2004

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Revenue	88,443	90,517	112,188

Costs and expenses
Cost of sales	71,359	79,457	89,258
Selling, general and administrative expenses	19,027	18,656	17,019

	90,386	98,113	106,277

Operating (loss) income	(1,943)	(7,596)	5,911
Other income (expenses)
Non-operating income	14	10	67
Losses from affiliates	(848)	(901)	(1,516)
Gain from sale of 50% interest in TelosOK LLC	10,121	—	—
Interest expense	(5,542)	(2,348)	(3,195)

Income (loss) before income taxes	1,802	(10,835)	1,267
(Provision) benefit for income taxes	(11,487)	3,361	240

(Loss) income from continuing operations	(9,685)	(7,474)	1,507

Discontinued operations: (Note 4)
Loss from discontinued operations (net of tax)	—	(1,078)	(2,178)
Gain on sale of TCC	1,000	12,577	—

Net (loss) income	(8,685)	4,025	(671)
Accretion and dividends of redeemable preferred stock	(3,133)	(6,109)	(5,947)

Net loss attributable to common equity	$(11,818)	$(2,084)	$(6,618)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2003	2002
Current assets
Cash and cash equivalents (includes restricted cash of $54 at December 31, 2003 and 2002)	$64	$358
Accounts receivable, net of reserve of $487 and $381, respectively	17,232	18,820
Inventories, net of obsolescence reserve of $546 and $2,291, respectively	3,967	1,531
Deferred income taxes	—	3,477
Other current assets	2,068	496

Total current assets	23,331	24,682

Property and equipment
Furniture and equipment	7,025	7,053
Leasehold improvements	441	412
Property and equipment under capital leases	14,377	14,163

	21,843	21,628
Accumulated depreciation and amortization	(12,475)	(11,285)

	9,368	10,343

Deferred income taxes, long term	—	8,000
Other assets	912	1,995

Total assets	$33,611	$45,020

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS’ DEFICIT

	December 31,
	2003	2002
Current liabilities
Accounts payable	$8,392	$8,021
Accrued compensation and benefits	5,520	5,558
Deferred revenue	8,296	8,074
Current portion, capital lease obligations	457	408
Other current liabilities	2,042	1,872

Total current liabilities	24,707	23,933

Senior credit facility	6,497	6,618
Senior subordinated notes	5,179	5,179
Capital lease obligations	10,243	10,647
Senior redeemable preferred stock (Note 7)	7,751	—
Public preferred stock (Note 7)	59,425	—

Total liabilities	113,802	46,377

Senior redeemable preferred stock (Note 7)	—	7,327
Public preferred stock (Note 7)	—	53,561

	—	60,888

Stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 21,171,202 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Capital in excess of par	—	6,127
Accumulated deficit	(80,269)	(68,450)

Total stockholders’ deficit	(80,191)	(62,245)

	$33,611	$45,020

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
(Loss) income from continuing operations	$(9,685)	$(7,474)	$1,507
Adjustments to reconcile (loss) income from continuing operations to cash provided by (used in) operating activities:
Gain from on sale of 50% interest in TelosOK LLC	(10,121)	—	—
Dividends and accretion of preferred stock as interest expense	3,155	—	—
Depreciation and amortization	1,587	1,784	1,779
Telos OK LLC note receivable	—	—	500
Provision for inventory obsolescence	664	2,236	514
Provision for doubtful accounts receivable	(173)	470	—
Deferred income tax provision (benefit)	11,477	(3,912)	(571)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,761	(268)	17,290
(Increase) decrease in inventories	(3,379)	204	2,082
(Increase) decrease in other assets	(489)	(1,798)	(206)
Increase (decrease) in accounts payable and other liabilities	904	507	(8,728)

Cash (used in) provided by continuing operating activities	(4,299)	(8,251)	14,167
Cash used in discontinued operating activities	—	(1,092)	(406)

Net cash (used in) provided by operating activities	(4,299)	(9,343)	13,761

Investing activities:
Net proceeds from sale of TelosOK LLC	3,994	—	—
Net proceeds from sale of TCC	1,000	18,586	—
Purchase of property and equipment	(335)	(338)	(626)

Cash provided by (used in) continuing operations investing activities	4,659	18,248	(626)
Cash used in discontinued investing activities	—	—	(30)

Net cash provided by (used in) investing activities	4,659	18,248	(656)

Financing activities:
Payments of Senior Credit Facility	(121)	(5,769)	(13,073)
Repayment of Series C Subordinated Note	—	(3,000)	(358)
(Decrease) increase in book overdrafts	(178)	501	470
Payments under capital lease obligations	(355)	(394)	(315)

Cash (used in) financing activities	(654)	(8,662)	(13,276)

Increase (decrease) in cash and cash equivalent	(294)	243	(171)
Cash and cash equivalents at beginning of the year	358	115	286

Cash and cash equivalents at end of year	$64	$358	$115

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,413	$3,094	$4,001

Income taxes	$18	$28	$522

Supplemental disclosure of non cash investing:
Equipment acquired under capital lease obligations	$—	$390	$—

Non-cash:
Interest on redeemable preferred stock	$3,155	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Capital In Excess of Par	Stockholders Accumulated Deficit	Total Deficit
Balance December 31, 2000	$65	$13	$5,627	$(59,748)	$(54,043)

Senior redeemable preferred stock dividend	—	—	—	(423)	(423)
Public preferred stock dividend	—	—	—	(3,822)	(3,822)
Public preferred stock accretion	—	—	—	(1,702)	(1,702)
Contribution of assets to TelosOK LLC	—	—	500	—	500
Net loss for the year	—	—	—	(671)	(671)

Balance December 31, 2001	$65	$13	$6,127	$(66,366)	$(60,161)

Senior redeemable preferred stock dividend	—	—	—	(424)	(424)
Public preferred stock dividend	—	—	—	(3,823)	(3,823)
Public preferred stock accretion	—	—	—	(1,862)	(1,862)
Net loss for the year	—	—	—	4,025	4,025

Balance December 31, 2002	$65	$13	$6,127	$(68,450)	$(62,245)

Senior redeemable preferred stock dividend	—	—	—	(211)	(211)
Public preferred stock dividend	—	—	—	(1,912)	(1,912)
Public preferred stock accretion	—	—	—	(1,011)	(1,011)
Sale of Telos OK LLC	—	—	(6,127)	—	(6,127)
Net loss for the year	—	—	—	(8,685)	(8,685)

Balance December 31, 2003	$65	$13	$—	$(80,269)	$(80,191)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Telos Corporation (the “Company” or “Telos”) is a systems integration and services company addressing the information technology needs of U.S. Government customers worldwide. The Company also owns Xacta Corporation, a wholly-owned subsidiary, that develops, markets and sells U.S. Government-validated secure enterprise solutions to federal, state and local government agencies and to financial institutions.

Since 1996, Telos has identified and sold a number of business units that were no longer a part of its strategic plan. These businesses were: Telos Consulting Services, Telos Information Systems, Telos Field Engineering and Telos Corporation (California). In 2003, the Company sold its 50% interest in TelosOK LLC for consideration of $4.0 million. Refer to Note 3—Sale of TelosOK LLC for more information. These business dispositions and ventures have enabled Telos to reduce corporate indebtedness from a high of $56.9 million in 1997 to $11.7 million at December 31, 2003.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries including Xacta Corporation and Telos Delaware, Inc. (collectively, the “Company”). The accounts of the Company’s investment in Enterworks, Inc. (“Enterworks”) have been deconsolidated as of December 30, 1999, and therefore have been removed from the consolidated balance sheet and statement of changes in stockholders equity. The Company has applied the equity method of accounting for the remaining Enterworks investment. Significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements include contract percentage-of-completion methodology, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, employee benefits, property and equipment and other non-current assets, including software development costs. Actual results could differ from those estimates.

Revenue Recognition

The majority of the Company’s sales are made directly or indirectly to the U.S. Government. For time and materials contracts, revenue is recognized as services are performed and costs are incurred. Revenue from fixed price services contracts is generally recognized over the contract term using the percentage of completion method. Product reselling revenue is generally recognized as products are delivered to customers, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized over the term of the maintenance contracts. Any required loss provisions for contracts are recorded at the time such losses are identified. Revenue generated from software subscription contracts is recognized ratably over the subscription period, generally up to 3 years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable.

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the first-in, first-out method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts of $788,000 and $685,000 at December 31, 2003 and 2002, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over four to five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company’s overall obsolescence experience and its assessment of future inventory requirements. The Company’s cost of sales includes charges for inventory obsolescence of $2.2 million during 2002 consisting primarily of a $1.7 million charge taken in September 2002 included in the IT Solutions Group cost of goods sold. This charge was taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $5.6 million and $5.1 million at December 31, 2003 and 2002, respectively. As of December 31, 2003, it is management’s judgment that the Company is fully reserved for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance, Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance, End Of Year
Year Ended December 31, 2003	$2,291	$664	$(2,409)	$546
Year Ended December 31, 2002	$884	$2,236	$(829)	$2,291
Year Ended December 31, 2001	$1,777	$514	$(1,407)	$884

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of the individual assets or classes of assets as follows:

Buildings	20 Years
Machinery and equipment	3-5 Years
Office furniture and fixtures	5 Years
Leasehold improvements	Life of Lease

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

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $1,307,000, $1,526,000 and $1,598,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill

Goodwill arose principally from the acquisition of Telos Corporation (California) (“TCC”) in 1992 and was initially assigned a useful life of twenty years. The useful life considered a number of factors including the Company’s maintenance of long-term significant customer relationships for periods of up to twenty-seven years and its strong positions in the marketplace.

Goodwill amortization expense for 2001 has been reported separately under operating income (loss) from discontinued operations due to the sale of TCC. Beginning January 2002 the Company no longer amortized its goodwill asset according to SFAS 142. The Company does not have any goodwill assets recorded on the balance sheet as of December 31, 2003 due to the sale of TCC. See Note 4 - Sale of Telos Corporation (California).

	For the year ended December 31, (amount in thousands)
	2003	2002	2001
Reported net income (loss)	$(8,685)	$4,025	$(671)
Add back: Goodwill amortization	—	—	250

Adjusted net income (loss)	$(8,685)	$4,025	$(421)

Other Assets

The balance as of December 31, 2003 consists primarily of certain escrow deposits related to the sale of TCC. See Note 4 – Sale of Telos Corporation (California).

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

Accounting for Stock Based Compensation

The Company accounts for stock-based compensation consistent with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized over the vesting period. The Company has provided additional pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 8).

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

There were no options granted from any plan during 2003. There were no options granted in the 1990 or 1993 Stock Option Plan in 2002 or 2001. The weighted-average fair value of options granted under the 1996 Stock Option Plan, the 2000 Telos Delaware Stock Option Plan, and the 2000 Xacta Stock Option Plan was $0.20, $0.41, and $0.08, respectively, in 2002, and $0.30, $0.50, and $0.10, respectively, in 2001. Had the Company recorded compensation cost consistent with SFAS No. 123 methodology, net income (loss) would have been:

	December 31,
	2003	2002	2001
	(amounts in thousands)
Net (loss) income	$(8,685)	$4,025	$(671)
SFAS 123 compensation expense using fair value method	(271)	(724)	(588)

Adjusted net (loss) income	$(8,956)	$3,301	$(1,259)

Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

	1990 Stock Option Plan			1993 Stock Option Plan
	2003	2002	2001	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	—	—	—	—	—	—
Expected life of options	—	—	—	—	—	—

	1996 Stock Option Plan			2000 Telos Delaware Stock Option Plan
	2003	2002	2001	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	—	3.13%	4.96%	—	3.56%	4.70%
Expected life of options	—	6.6 yrs	6.6 yrs	—	3.1 yrs	3.0 yrs

	2000 Xacta Stock Option Plan
	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	0.0%	0.0%	0.0%
Risk free interest rate	—	3.53%	4.70%
Expected life of options	—	3.1 yrs	3.0 yrs

Research and Development

The Company charges all research and development costs to expense as incurred. For software research and development expenses, such costs are capitalized once technological feasibility is reached. During 2003, 2002 and 2001, the Company incurred approximately $0.9 million, $1.4 million and $1.3 million in research and development salary costs, respectively.

Earnings per Share

As the Company does not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income

Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive income (loss) components other than its net income (loss).

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

Reclassifications

Certain reclassifications have been made to the 2003, 2002 and 2001 financial statements to conform to the current period presentation. Additional material reclassifications had been required in order to conform to the recent accounting pronouncements of FAS 150 (as discussed below and in Note 7 – Redeemable Preferred Stock).

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates in 2003 and 2004 based on the nature as well as the creation date of the variable interest entity. The revised FIN 46 will be effective for non-SPE variable interest entities created prior to February 1, 2003 no later than the first quarter of 2004. For variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied. The Company is the process of assessing the impact of this pronouncement for 2004. The adoption of FIN 46 applicable to 2003 did not have a material impact on its financial position or results of operations.

Preferred Stock

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP FAS 150-3 which deferred certain areas of FAS 150 including the measurement provisions of mandatory redeemable preferred stock. Accordingly, the Company has continued to accrue dividends on the preferred stock, but was required to reclassify its preferred stock as a liability in accordance with the standard. Also, dividends are now required to be reported as a component of interest expense.

Note 2. Investment in Enterworks

As of December 31, 2003, the Company owns 17,153,059 shares of Enterworks, Inc. (“Enterworks”)’s common stock and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB18.

The Company also owns notes receivable from Enterworks a lease and totaling $3,260,000. Such notes were received in exchange for rent and professional services performed by the Company pursuant to a lease and an inter-company services agreement. In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee”, the Company has reduced the carrying amounts of the notes to zero during 2003 and 2002, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes. All of such notes issued to the Company in 2003 and 2002 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks bankruptcy protection.

In December 2003, the Company purchased a 50% interest in Enterworks International, which at the time of the transaction was a wholly-owned subsidiary of Enterworks, for $500,000. Pursuant to the terms of the stock purchase agreement and the stockholder agreement setting forth the transaction, the Company agreed to fund up to 50% of Enterworks International’s 2004 operating costs for an amount not to exceed $300,000 in the year 2004, and 50% of such operating costs thereafter.

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks, which, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, the Company has agreed to pay royalties of $1.0 million over the course of the next two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software.

The Company has capitalized the $100,000 license cash payment to Enterworks as a fixed asset. In accordance with APB18 and EITF 98-13, the Company has accounted for both the investment in Enterworks International and the SLA as losses from affiliates and accordingly written off $1.4 million.

Note 3. Sale of TelosOK LLC

On March 10, 2003 the Company and other TelosOK LLC investors (“Purchaser”) entered into a unit purchase agreement whereby the Company sold all of its 50% interest in TelosOK LLC for a total cash consideration of $4.0 million. The Company had accounted for its investment in TelosOK LLC under the equity method and, at the time of this transaction, had negative basis for its investment. The parties also agreed to 12 monthly payments to the Company in the amount of $45,000 per month, expiring on March 10, 2004, or a total of $540,000, to recover its fixed infrastructure costs associated with providing certain accounting and support services, and the Company has recorded these payments as other service revenue.

In a separate agreement, the Company would continue to provide certain accounting and support services to TelosOK LLC for a period of 12 months, expiring on March 10, 2004, in the additional amount of $45,000 per month, or an additional total of $540,000. These payments have been recorded as other service revenue.

As additional consideration for the sale of the membership units, the Company and TelosOK LLC committed to certain “non-compete” and “non-solicitation” agreements between the two parties. The “non-solicitation” commitment provided for a sole exception relating to the employment by TelosOK LLC of the former President, CEO and Director of the Company. At the effective date of closing, all Telos Corporation employees serving as officers of TelosOK LLC resigned said positions in TelosOK LLC.

Upon the sale of its interest in TelosOK LLC, the Company recognized a gain of approximately $10.1 million, comprised of $6.1 million of deferred gain and $4.0 million of gain from the proceeds received in March 2003. The deferred gain was recorded in July 2000 as a result of Staff Accounting Bulletin No. 81 which required the gain be deferred until the Company disposed of its interest in TelosOK LLC.

Note 4. Sale of Telos Corporation (California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation (California) (“TCC”) to L-3 for a purchase price of approximately $20 million which included: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account, $1.0 million of which was released and paid in October 2003 with the remaining $1.0 million to be paid January 2005. During the 30 month period after July 19, 2002 the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 per the terms and conditions of the mutually agreed upon dispute resolution process; and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million of such hold-back was released and paid in August 2002 with the remaining $0.8 million scheduled to be released in 2004, and another $0.8 million in 2007. The resulting gain of $10.9 million included the write-off of $2.5 million of goodwill previously recorded for TCC.

According to the Stock Purchase Agreement, the purchase price was to be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets deviated from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. Such amount was invoiced by the Company and collected in October 2002 from L-3. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company adjusted the gain by $2.3 million to $13.2 million. The Company recognized a bonus accrual for certain key employees considered critical to the sale in the amount of $560,000 and accordingly the gain was adjusted to $12.6 million. In accordance with the Company’s Senior Credit Facility, proceeds from the sale were used to pay down the Company’s Facility.

As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain “Non-Compete” and “Non-Solicitation” provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of operations and the net results of these operations have been reported separately as “Income (loss) from discontinued operations”. Results from discontinued operations are reported net of tax benefit of $761,000 and $756,000 for the years 2002 and 2001, respectively. Also included in the discontinued results from operations is allocated interest expense of $608,000 and $878,000 for the years 2002 and 2001, respectively. Interest has been allocated based on the net assets of the discontinued operation in relation to the Company’s consolidated net assets plus non-specific debt. TCC had revenue of $24.7 million and $58.1million for the years 2002 and 2001, respectively.

The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented.

The following summarizes the operating results of discontinued operations (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Sales	$—	$24,715	$58,073
Loss from discontinued operations	—	(1,078)	(2,178)
Gain on sale of TCC	1,000	12,577	—

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government, and state and local governments accounted for 95.6%, 95.8% and 96.8% of consolidated revenue in 2003, 2002 and 2001, respectively. Total consolidated revenue derived from the U.S. Government for 2003 includes 78.6% of revenue from contracts with the Department of Defense agencies, and 17.0% or revenue from Federal Civilian Agencies. As the Company’s primary customer base is agencies of the U.S. Government, the Company has a concentration of credit risk associated with its accounts receivable. While the Company acknowledges the potentially material and adverse risk of such a significant concentration of credit risk, the Company’s past experience of collecting substantially all of such receivables provide it with an informed basis that any such risk is manageable. The Company performs ongoing credit evaluations of all of its customers and generally does not require collateral or other guarantee from its customers. The Company maintains allowances for potential losses.

The components of accounts receivable for continuing operations are as follows (in thousands):

	December 31,
	2003	2002
Billed accounts receivable	$13,718	$17,552
Amounts currently billable and other	4,001	1,649
Allowance for doubtful accounts	(487)	(381)

	$17,232	$18,820

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning Of Year	Bad Debt Expenses	Deductions (1)	Balance End of Year
Year ended December 31, 2003	$381	$173	$(67)	$487
Year ended December 31, 2002	$1,221	$470	$(1,310)	$381
Year ended December 31, 2001	$1,810	—	$(589)	$1,221

(1)	Accounts receivable written-off or reserve reversals

Note 6. Debt Obligations

Senior Revolving Credit Facility

On October 21, 2002 the Company entered into a $22.5 million Senior Revolving Credit Facility (“Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) (formerly known as Foothill Capital Corporation) that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

The Company paid an origination fee of $225,000 at the date of closing. Unused availability on the Facility was $2.0 million at December 31, 2003; however, such availability fluctuates on a daily basis based on the amount of underlying assets in the borrowing base. Interest on the Facility is charged at 1.25%, subject to certain adjustments, over the bank’s base rate, which was 5.75% per annum upon initial funding. The weighted average interest rate on the outstanding borrowings under the Facility was 6.66% for 2003 compared with 6.89% for 2002.

The Facility has various covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings. Certain financial covenants during 2003 were amended and restated to more accurately reflect the Company’s future performance based upon revised projections. At December 31, 2003 the Company was in compliance with its covenants pursuant to the Facility. However, due to a 15 day extension to file Form 10-K, the Company has not provided annual financial statements to the bank within the required 90-day period. In addition, it was probable that certain 2004 cash flow covenants would not be achieved. Accordingly, the Company has obtained a waiver for any such covenant violations and the Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2005. The amended negative covenants require the Company to meet cash flow targets based on EBITDA as defined in the Facility.

A separate facility with a different bank was paid in full from the proceeds of the sale of TCC in July 2002 and subsequently terminated prior to the current Facility.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes is October 31, 2004 with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The senior subordinated note holders have extended the maturity date of the Notes to a date no earlier than October 31, 2004. The Notes can be prepaid at the Company’s option. The Notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At December 31, 2003, if such a qualifying triggering event were to occur, the cumulative prepayment premium would be approximately $10.0 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for such requested payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at December 31, 2003 and 2002.

The following are maturities of obligations presented by year:

	Year	Obligation Due
Senior Subordinated Debt	2004	5,179,000[1]
Senior Credit Facility	2005	6,497,000[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have agreed to extend the maturity date of the Notes, on or before August 15, 2004, to a date no earlier than October 31, 2005.
[2]	Balance due represents balance as of December 31, 2003, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semi-annually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2004. The Senior Redeemable Preferred Stockholders and the Company have agreed to extend the redemption date, on or before August 15, 2004, to a date no earlier than October 31, 2005. Mandatory redemptions are subject to legal availability of funds and required to be paid from excess cash flows, as defined in the Corporate Charter. The Senior Redeemable Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At December 31, 2003 and 2002 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred Stock totaled $4,751,000 and $4,327,000 respectively.

During 2003, 2002, and 2001 the Company recorded senior redeemable preferred stock dividends of $424,000, $424,000 and $423,000, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 2003 and 2002 was $2,042,000 and $1,862,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2003 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its corporate charter, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the $22.5 million Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is required to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. Due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, corporate charter restrictions and prohibitions, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereafter were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $3,950,000. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $33,968,000 as of December 31, 2003. During 2003, 2002 and 2001 the Company recorded preferred stock dividends of $3.8 million each year.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the preferred dividend accrued from July 1, 2003 to December 31, 2003 in the amount of $3.1 million was recorded as interest expense. The aggregate fair value of the public preferred stock at December 31, 2003 was $4.7 million.

Note 8. Stockholders’ Equity, Warrants, Option Plan, and Employee Benefit Plan

Common Stock

The relative rights, preferences, and limitations of the Class A common stock and the Class B common stock are in all respects identical. The holders of the common stock have one vote for each share of common stock held. Subject to the prior rights of the Public Preferred Stock and any series of the Senior Preferred Stock, holders of Class A and the Class B common stock are entitled to receive such dividends as may be declared.

Stock Warrants

In 1994, Toxford Corporation contributed $3 million to the Company to increase the borrowing capacity under the Company’s prior Facility. In exchange, Toxford Corporation was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Toxford Corporation warrants to acquire 7,228,916 shares of the Company’s Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company’s common stock at the issuance date. In November 1998, 840,000 of these warrants were transferred to certain other shareholders of the Company. The warrant is fully exercisable and has a term of ten years from the date of issue.

Stock Options

The Company has granted stock options to certain employees of the Company under five plans. The Long-Term Incentive Compensation Plan was adopted in 1990 (“1990 Stock Option Plan”) and had option grants under it through 2000. In 1993, stock option plan agreements were reached with certain employees (“1993 Stock Option Plan”). In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan (“1996 Stock Option Plan”).

In 2000, the Board of Directors of the Company approved two new stock option plans, one for Telos Delaware, Inc. (“Telos Delaware Stock Incentive Plan”) and one for Xacta Corporation (“Xacta Stock Incentive Plan”), both wholly owned subsidiaries of the Company.

As determined by the members of the Compensation Committee, the Company generally grants options under its respective plans at the estimated fair value at the date of grant, based upon all information available to it.

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company’s Class A common stock are available for issuance under options to key employees, including officers and directors. The options have a life of 10 years from the date of grant. The option price determined by the Board of Directors was not less than the fair market value at the date of the grant and the options generally vest over a four-year period. Additional information as to these options is as follows:

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,022	$1.23

Granted	—	—
Exercised	—	—
Canceled	(377)	1.19

Outstanding at December 31, 2001	1,645	$1.24

Granted	—	—
Exercised	—	—
Canceled	(221)	1.22

Outstanding at December 31, 2002	1,424	$1.25

Granted	—	—
Exercised	—	—
Canceled	(427)	1.29

Outstanding at December 31, 2003	997	$1.22

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

	Stock Option Activity
	Number of Shares (000’s)		Weighted Average Exercise Price
Outstanding at December 31, 2000	1,083		$0.68
Granted	—		—
Exercised	—		—
Canceled	(60)		1.01

Outstanding at December 31, 2001	1,023		$0.66

Granted	—		—
Exercised	—		—
Canceled	(8)		1.01

Outstanding at December 31, 2002	1,015		$0.66

Granted	—		—
Exercised	—		—
Canceled	(1,000	)(1)	.65

Outstanding at December 31, 2003	15		$1.01

(1)	Mr. Wood’s 700,459 options granted in October 1993 have expired in October 2003.

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

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 2000	5,186	$1.02

Granted	150	1.07
Exercised	—	—
Canceled	(611)	1.13

Outstanding at December 31, 2001	4,725	$1.02

Granted	50	1.07
Exercised	—	—
Canceled	(245)	1.13

Outstanding at December 31, 2002	4,530	$1.01

Granted	—	—
Exercised	—	—
Canceled	(179)	1.07

Outstanding at December 31, 2003	4,351	$1.01

In 1996, Mr. Wood was granted 700,459 shares that were exercisable only to the extent that certain options in the 1993 Plan were not exercised.

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

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,738	$3.85

Granted	811	3.85
Exercised	—	—
Canceled	(360)	3.85

Outstanding at December 31, 2001	2,189	$3.85

Granted	108	3.85
Exercised	—	—
Canceled	(518)	3.85

Outstanding at December 31, 2002	1,779	$3.85

Granted	—	—
Exercised	—	—
Canceled	(497)	3.85

Outstanding at December 31, 2003	1,282	$3.85

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

	Stock Option Activity
	Number of Shares (000’s)	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,208	$0.75

Granted	930	0.75
Exercised	—	—
Canceled	(291)	0.75

Outstanding at December 31, 2001	1,847	$0.75

Granted	97	0.75
Exercised	—	—
Canceled	(280)	0.75

Outstanding at December 31, 2002	1,664	$0.75

Granted	—	—
Exercised	—	—
Canceled	(598)	0.75

Outstanding at December 31, 2003	1,066	$0.75

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Average Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
1990 Stock Option	$1.07	483	4.4 years	$1.07	483	$1.07
	$1.35	189	5.7 years	$1.35	189	$1.35
	$1.37	322	6.8 years	$1.37	316	$1.37
	$1.40	3	4.6 years	$1.40	3	$1.40

	$1.07 -$1.40	997	5.4 years	$1.22	991	$1.22

1993 Stock Options	$1.01	15	3.1 years	$1.01	15	$1.01

	$1.01	15	3.1 years	$1.01	15	$1.01

1996 Stock Option Plan	$0.95	3,001	2.4 years	$0.95	1,939	$0.95
	$0.97	41	2.6 years	$0.97	41	$0.97
	$1.00	40	8.8 years	$1.00	12	$1.00
	$1.01	413	3.2 years	$1.01	329	$1.01
	$1.07	571	5.9 years	$1.07	413	$1.07
	$1.35	215	5.9 years	$1.35	202	$1.35
	$1.40	70	4.7 years	$1.40	70	$1.40

	$0.95 -$1.40	4,351	2.7 years	$1.00	3,006	$1.00

2000 Telos Delaware Option Plan	$3.85	1,282	6.5 years	$3.85	958	$3.85

2000 Xacta Option Plan	$0.75	1,066	6.5 years	$0.75	757	$0.75

Telos Shared Savings Plan

The Company sponsors a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Company has 3,658,536 shares of Telos Class A common stock in the plan representing 17% of the class. Since no public market exists for Telos Class A common stock, the Trustees of the plan engage annually an outside investment firm to evaluate the stock. The Plan’s trustees price the stock at the exact midpoint of the range defined by the outside investment firm. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. Total Company contributions to this Plan for 2003, 2002, and 2001 were $516,000, $654,000 and $707,000 respectively.

Note 9. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from continuing operations includes the following (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Current provision (benefit)
Federal	$—	$(257)	$162
State	10	7	28

Total current	10	(250)	190

Deferred provision (benefit)
Federal	11,091	(3,396)	(366)
State	386	285	(64)

Total deferred	11,477	(3,111)	(430)

Total provision (benefit)	$11,487	$(3,361)	$(240)

The provision (benefit) for income taxes related to continuing operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2003	2002	2001
Computed expected income tax provision (benefit)	34.0%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	14.0	0.4	(42.8)
Change in valuation allowance for deferred tax assets	529.3	1.4	(15.0)
Meals and entertainment	2.6	0.5	4.8
Dividend and accretion on preferred stock	59.5	—	—
Other	(2.0)	0.7	0.1%

	637.4%	(31.0)%	(18.9)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$185	$155
Allowance for inventory obsolescence and amortization	293	892
Accrued liabilities not currently deductible	3,059	2,746
Accrued compensation	1,578	917
Property and equipment, principally due to differences in depreciation methods	736	805
Basis difference in TelosOK LLC interest	—	2,504
Net operating loss carryforwards	3,753	3,609
Alternative minimum tax credit carry forward	386	386

Total gross deferred tax assets	9,990	12,014
Less valuation allowance	(9,730)	(193)

Net deferred tax assets	260	11,821

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(260)	(344)

Total deferred tax liabilities	(260)	(344)

Net deferred tax assets	$—	$11,477

The components of the valuation allowance are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance At End of Period
December 31, 2003	$193	$9,537	$—	$9,730
December 31, 2002	$44	$149	$—	$193
December 31, 2001	$234	$—	$(190)	$44

In accordance with FAS 109, a full valuation allowance has been provided at December 31, 2003, due principally to the evidence that it is more likely than not that the deferred tax assets will be realized in the future.

At December 31, 2003, for federal income tax purposes there were approximately $9,863,000 net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in 2023. Additionally, approximately $7,753,000 of alternative minimum tax net operating loss carryforwards is available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in 2023. In addition, the Company has $386,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003 (in thousands):

	Property	Equipment	Total
2004	1,666	111	1,777
2005	1,666	111	1,777
2006	1,666	111	1,777
2007	1,666	72	1,738
2008	1,666	—	1,666
Remainder	12,073	—	12,073

Total minimum obligations	20,403	405	20,808
Less amounts representing interest	(10,017)	(91)	(10,108)

Net present value of minimum obligations	10,386	314	10,700
Less current portion	(381)	(76)	(457)

Long-term capital lease obligations at December 31, 2003	$10,005	$238	$10,243

Accumulated amortization for property and equipment under capital leases at December 31, 2003 and 2002 is $5.0 million and $4.3 million respectively. Future minimum lease payments for all non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

2004	$449
2005	458
2006	475
2007	423
2008	406
Remainder	756

Total minimum lease payments	$2,967

Net rent expense charged to operations for 2003, 2002 and 2001, totaled $516,000, $492,000, and $613,000, respectively.

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of litigation cannot be predicted with certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

	Balance, Beginning Of Year	Accruals	Warranty Expenses	Balance, End of Year
Year Ended December 31, 2003	$1,985	$1,211	$(1,078)	$2,118
Year Ended December 31, 2002	$2,519	$863	$(1,397)	$1,985
Year Ended December 31, 2001	$3,609	$1,715	$(2,805)	$2,519

Note 11. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. John R. C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $260,000 by the Company in 2003, 2002, and 2001 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

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

Mr. William L.P. Brownley, former Vice President and General Counsel of the Company, entered into an agreement with the Company whereby Mr. Brownley served as an of counsel attorney to the Company from December 31, 2000 through March 31, 2003. In return, Mr. Brownley was paid $220,000 per annum from January 1, 2001 through March 31, 2003. The Company provided Mr. Brownley with medical and insurance benefits during that same period.

Mr. Lorenzo Tellez, former Vice President, Treasurer, and Chief Financial Officer of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez’s employment contract with the Company. The Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. Mr. Tellez’s payment of salary and fringe benefits amounted to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001. In March 2003, pursuant to the final settlement of arbitration proceedings, the Company paid Mr. Tellez a bonus of $96,000 and legal fees in the amount of $53,000.

Note 12. Reportable Business Segments

At December 31, 2003, the Company’s operations are comprised of two operating segments, the IT Solutions Group and Xacta. The segment information below has been reclassified to conform with management’s new internal operating structure. Principally, the Company has included the results of its wireless and messaging solutions product line in the Xacta Segment, which was previously included as part of the Products Group Segment. Prior to December 2003, the Company had two operating segments: the Products Group and the Xacta Group.

The IT Solutions Group: markets and sells integration services and value-added reseller solutions that address a wide range Government Information Technology (IT) requirements. Telos solutions consist of reselling commercial-off-the-shelf (“COTS”) products from major original equipment manufacturers (“OEMs”), which are augmented with various value added support service. Telos also provides professional services that support various U.S. Government integration programs. For example, Telos currently has a significant VAR partnership with Hewlett Packard (HP) Public Sector for the purpose of reselling HP-centric solutions, principally to the Department of Defense.

For 2003, the IT Solutions Group generated revenue of $41.7million, which represents 47.2% of the Company’s total consolidated revenue. Customers of Telos are primarily agencies of the U.S. Government including the military services, various other Defense Agencies, U.S. Courts, and various other civilian agencies of the U.S. Government.

Xacta: markets and sells Government-validated enterprise security solutions to the U.S. Government and financial institutions. Xacta, a wholly-owned subsidiary of Telos, was established in February 2000 to address the growing demand for information security solutions. Over the last few years, Xacta brand name within the U.S. Government and the financial services vertical is one which connotes to its customers that its solutions are secure. In order to capitalize on Xacta’s brand strength, Telos has consolidated its security-oriented solutions which was previously included in the Products Group into Xacta. As a result, the Company’s Deployable Wireless and Organizational Messaging solutions have moved into Xacta, and it is the Company’s intention to market and sell these as Xacta solutions. This change also serves to simplify the respective messages of Telos and Xacta for our customers and our employees. Moving forward, all security-related offerings will be marketed and sold as Xacta solutions.

The accounting policies of the reportable segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue, gross profit, segment profit (loss) before income taxes and other income or expenses.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “other” column includes corporate related items.

	IT Solutions and Other Services	Xacta	Other (1)	Total
2003
External revenues	$41,722	$46,721		$88,443
Gross margin	954	16,130		17,084
Segment (loss) income (3)	(3,414)	1,471		(1,943)
Total assets	10,121	12,431	11,059	33,611
Capital expenditures	32	89	114	235
Depreciation & amortization (2)	329	254	1,004	1,587

2002
External revenues	$52,090	$38,427	$—	$90,517
Gross margin	(272)	11,332	—	11,060
Segment loss (3)	(5,053)	(2,543)	—	(7,596)
Total assets	2,998	17,887	24,135	45,020
Capital expenditures	12	157	169	338
Depreciation & amortization (2)	328	344	1,112	1,784

2001
External revenues	$67,538	$44,650	$—	$112,188
Gross margin	7,359	15,571	—	22,930
Segment income (3)	2,894	3,017	—	5,911
Total assets	14,567	9,417	18,779	42,763
Capital expenditures	55	250	321	626
Depreciation & amortization (2)	315	317	1,147	1,779

(1)	Corporate assets are principally property and equipment, cash and other assets.
(2)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.
(3)	Segment profit (loss) represents operating income (loss) before goodwill amortization.

The Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has 5 separate facilities located in various states, the District of Columbia and Europe.

Revenue by Major Market and Significant Customers

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2003		2002		2001
	(amount in thousands)
Department of Defense	$69,503	78.6%	$58,960	65.2%	$77,036	68.7%
Federal Civilian	15,055	17.0%	27,728	30.6%	31,519	28.1%
Commercial	3,885	4.4%	3,829	4.2%	3,633	3.2%

Total	$88,443	100.0%	$90,517	100.0%	$112,188	100.0%

Note 13. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands). Certain reclassifications have been made to prior quarter financial data to conform to the presentation used in the December 31, 2003 consolidated financial statements.

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2003
Sales	$16,823	$15,412	$30,329	$25,879
Gross profit	3,072	2,680	6,365	4,967
Income (loss) from continuing operations	5,300	(865)	(1,011)	(13,109)
Loss from discontinued operations	—	—	—	—
Gain on sale of TCC	—	—	—	1,000
Net income (loss)	5,300	(865)	(1,011)	(12,109)

2002
Sales	$18,984	$19,562	$25,293	$26,678
Gross profit	2,024	3,151	1,452	4,433
Loss from continuing operations	(1,194)	(1,591)	(2,011)	(2,678)
Loss from discontinued operations	(373)	(378)	(105)	(222)
Gain on sale of TCC	—	—	10,879	1,698
Net (loss) income	(1,567)	(1,969)	8,763	(1,202)

Note 14. Recent Significant Company Filing

On April 9, 2004, the Company filed a Form 8-K report, which, due to its recent nature, is included herein in its entirety as follows:

Item 5, Other Events

The Board of Directors (the “Board”) of Telos Corporation (“Telos” or “the Company”) has authorized management of the Company to commence the process of planning for and, if appropriate, implementing the activities set forth below. Before any definitive action is undertaken in connection with such authorization (including without limitation any issuance, redemption or exchange of any equity securities of the Company), further review and approval by the Board is required.

The Company has noted in previous filings [see Form 10-Q for the period ending September 30, 2003 – “Reclassifications”] that its ability to successfully restructure its debt obligations could affect the Company’s future operating results and that for a variety of reasons, the Company believes it will more likely than not be unable to meet the redemption schedule set forth in the terms of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”).

In an effort to address its capital structure and the adverse impact of FAS150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), the Company intends to immediately engage such professional service providers it deems reasonable and appropriate to advise with regard to such recapitalization. The Company contemplates that such engagement will include, but may not be limited to, consideration of a swap of all debt instruments into common shares, the filing of an S-8 or other appropriate filings in order to issue the remaining authorized, but un-issued shares of Public Preferred Stock or to take such other steps as may be recommended to facilitate such recapitalization. The Company will use its best efforts to reach a decision on such recapitalization within 60 days. There is no assurance that any such transaction can or will be effected, or if effected what the form of such transactions would be or when they might occur.

None of the Company’s present directors has any material financial interest in any holder of the Senior Redeemable Preferred Stock or the Senior Subordinated Notes. Also, other than directors fees received for their service as members of the Board of Directors of the Company or fees for service as members of the Company’s Proxy Board, none of the non-executive directors receive any consulting or advisory fees or other compensation from the Company or any of its subsidiaries. Subject to further review, the full Board will continue to address the Company’s capital structure and any recommendations of the professional service providers pertaining thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Control and Procedures

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

Since such evaluation, such officers are unaware of any significant subsequent changes in the Company’s internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following is certain biographical information concerning the directors and executive officers of the Company. The term of each of the directors to be elected at the Annual Meeting continues until the next annual meeting of shareholders and until his successor is elected and qualified, except that the directorships held by the Class D Directors will terminate whenever all accumulated dividends on the Public Preferred Stock have been paid.

John B. Wood, President, Chief Executive Officer, Chairman of the Board and Director

Mr. Wood (age 40) joined Telos Corporation in 1992 as Executive Vice President and Chief Operating Officer and in 1994 was named President and Chief Executive Officer. In March 2000 he was appointed to the newly created position of Executive Chairman of the Board which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January of 2003, Mr. Wood resumed the positions of President and Chief Executive Officer. Mr. Wood has also served as Chairman and CEO of Enterworks since January 1996. Prior to joining Telos Corporation, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on two private company boards and two foundation boards.

David Borland, Director

Mr. Borland (age 56) was elected to the Board of Directors on March 26, 2004 after retiring as Deputy CIO of the U.S. Army with more than 30 years of experience in the Federal government. Mr. Borland’s career Army experience also includes serving as Vice Director of Information Systems for Command, Control, Communications, and Computers (DISC4); Director of the Information Systems Selection and Acquisition Agency (ISSAA); and numerous other positions. From 1966 through 1970, Mr. Borland served in the U.S. Air Force. Mr. Borland has received numerous awards, including the Meritorious Presidential Rank Award for Senior Executive Service Members (1996) and the Distinguished Presidential Rank Award (2000). He has been named Federal Computer Week Fed 100 four times and Government Computer News Department of Defense Executive of the Year in November 2000.

Norman P. Byers, Director

Mr. Byers (age 57) was elected to the Board of Directors on January 31, 1994. He is Vice President and General Manager of Foxhunt Incorporated, a provider of contract and long-term technical staffing and executive recruiting services in McLean, Virginia. Previously, Mr. Byers was President and CEO of Virginia-based Classwise, Incorporated, a distance learning ISP. Prior to his work at Classwise, Mr. Byers was COO of The Carpe Diem Group, President of Telos International Corporation, and managing partner of International Strategies Limited. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

Dr. Fred Charles Iklé, Director

Dr. Iklé (age 79) was elected to the Company’s Board of Directors on January 31, 1994 and Chairman of the Board in January 1995. He resigned from his position as Chairman of the Board on March 26, 2002. He is Chairman of Conservation Management Corporation and a member of the Defense Policy Board of the Secretary of Defense. Dr. Iklé is on the Board of Governors of the Smith Richardson Foundation and is a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Iklé served as Under Secretary of Defense for Policy.

Ambassador Longhorne (Tony) A. Motley, Director

Ambassador L. Anthony Motley (age 66) was elected to the Company’s Board of Directors on January 13, 2003. Since 1985, Ambassador Motley has headed two successive international trade consulting firms that serve US companies in pursuing their international business goals. Additionally, Ambassador Motley has co-chaired the Department of State’s ambassadorial seminars and is a frequent lecturer for programs in the Department of State, Department of Defense, and other foreign affairs agencies. Ambassador Motley was previously the United States Ambassador to Brazil from 1981 until 1983 and the Assistant Secretary of State for Inter-American Affairs from 1983 to July of 1985. Ambassador Motley, in addition to his Board service for Telos Corporation, serves on the Board of Directors of the US-Brazil Business Council, Junior Achievement International, and the American Academy of Diplomacy.

Geoffrey B. Baker, Class D Director

Mr. Baker (age 54) was appointed as a Class D Director on November 6, 2001. Mr. Baker is a private investor and since 1983 has been a partner in Baker & Donaldson, a private investment firm, having served on various corporate and civic boards. A graduate of Stanford University and Georgetown University Law Center, he previously served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as Professional Staff Member on the U.S. Senate Committee on Commerce, Science and Transportation.

Malcolm M. B. Sterrett, Class D Director

Mr. Sterrett (age 61) is a private investor and was elected to the Company’s Board of Directors on July 31, 1998 as Class D Director. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission. Prior thereto, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Corporation.

Michael P. Flaherty, Executive Vice President, General Counsel and Chief Administrative Officer

Mr. Flaherty (age 58) was appointed Executive Vice President, General Counsel and Chief Administrative Officer on January 3, 2001. Prior to joining Telos Corporation, Mr. Flaherty was of counsel in the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and Chief Executive Officer of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee.

Robert J. Marino, Executive Vice President and Chief Sales and Marketing Officer

Mr. Marino (age 67) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. On January 1, 1994, Mr. Marino was appointed to President of Telos Systems Integration, and on January 1, 1998, he was appointed to his current position. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors.

Edward L. Williams, Executive Vice President and Chief Operating Officer

Mr. Williams (age 43) joined the company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and DCAA compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of Telos operations. Mr. Williams was named Executive Vice President and Chief Operating Officer in 2003. Prior to joining Telos Corporation, Mr. Williams was the Chief Financial Officer for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a B.S. in Finance from the University of Maryland. On October 15, 2003, Mr. Williams was appointed to serve as interim Chief Financial Officer.

Richard P. Tracy, Senior Vice President and Chief Security Officer

Mr. Tracy (age 42) was appointed Chief Security Officer in February 2004. He joined Telos in October 1986 where he held a number of management positions within the Telos NJ operation. In February 1996, Mr. Tracy started the Telos information security consulting practice. In February of 2000, Mr. Tracy was selected to manage Xacta operations. Mr. Tracy is identified as the chief inventor on all of Xacta’s patent applications.

Therese K. Hathaway, Vice President, Corporate Secretary and Corporate Counsel

Ms. Hathaway (age 49) joined the Company in 2001 as a Legal Consultant. In January 2002 she was appointed Corporate Counsel and in May 2003 Corporate Secretary. In January 2004 she was named Vice President. Prior to joining Telos Corporation, Ms. Hathaway funded and managed Hathaway Communications, specializing in legal translation services for law firms and government agencies, including the Justice Department. Ms. Hathaway has also served as Management Consultant to IDS Corporation, a private firm, and as Law Clerk to the International Trade Policy Counsel of General Electric Company. Ms. Hathaway holds a law degree from the University of Berne/Switzerland and a Master of Comparative Law from George Washington University.

Each of the directors and executive officers of the Company is a United States citizen.

Item 11. Executive Compensation

The following table shows for the years ended December 31, 2003, 2002 and 2001, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and the four other most highly compensated executive officers of the Company in fiscal year 2003.

		Annual Compensation					Long-Term Compensation Awards Securities Underlying Options (1)		All Other Compensation (4)
Name and Principal Position	Year	Salary			Bonus
John B. Wood (Chairman, President and Chief Executive Officer)	2003 2002 2001	$ $ $	345,969 335,873 350,002	(7) (7) (7)	$ $ $	380,000 100,000 125,000	— 10,000 510,000	(2) (3)	$ $ $	10,201 12,182 28,859	(5) (5)

Michael P. Flaherty (Exec. V.P., General Counsel and Chief Administrative Officer)	2003 2002 2001	$ $ $	300,019 300,019 300,018		$ $ $	250,000 200,000 132,692	— — 300,000	(3)	$ $ $	12,715 12,715 6,229

Robert J. Marino (Executive V. P. and Chief Sales and Marketing Officer)	2003 2002 2001	$ $ $	227,094 227,094 222,390		$ $ $	239,659 15,000 70,000	— — —		$ $ $	13,635 110,039 23,517	(6)

Edward L. Williams (Exec. V. P., Chief Operating Officer, Chief Financial Officer)	2003 2002 2001	$ $ $	227,136 226,200 198,600		$ $ $	250,000 136,000 100,000	— — —		$ $ $	6,938 6,445 5,888

Richard P. Tracy (Senior V. P., Chief Security Officer)	2003 2002 2001	$ $ $	160,514 160,110 145,285		$ $	125,000 — 41,500	— — —		$ $ $	4,142 4,146 3,938

(1)	There are no restricted stock awards or payouts pursuant to long-term investment plans.
(2)	Options granted in 2002 are in the Company’s Class A common stock.
(3)	Options granted in 2001 are in Telos, Telos Delaware, and Xacta common stock.
(4)	All other compensation represents Company contributions made on behalf of the executive officers to the Telos Shared Savings Plan, and life insurance premiums paid by the Company for the benefit of the executives.
(5)	Included in these amounts are $2,500 in 2002, and $10,000 in 2001 for director’s fees paid.
(6)	Included in this amount is cash surrender value payment from life insurance policy.
(7)	The Company and its affiliate, Enterworks, Inc., have an agreement whereby Enterworks, Inc. reimbursed the Company for $108,000 for 2003, $250,000 for 2002 and 2001, of Mr. Wood’s annual salary.

Management Stock Options

The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs At FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs At FY-End (1) Exercisable/ Unexercisable

John B. Wood (Chairman, President and Chief Executive Officer)	—	—	1,679,745/ 1,498,245	$0 /$0

Michael P. Flaherty (Exec. V.P., General Counsel and Chief Administrative Officer)	—	—	301,500 / 128,500	$0 /$0

Robert J. Marino (Exec. V. P., Chief Sales and Marketing Officer)	—	—	718,400 / 271,500	$0 /$0

Edward L. Williams (Exec. V. P., Chief Operating Officer, Chief Financial Officer)	—	—	504,000 / 24,000	$0 /$0

Richard P. Tracy (Senior V.P., Chief Security Officer)	—	—	151,000 / 24,000	$0 /$0

(1)	These aggregate values include values for exercisable options to purchase the Class A Common Stock of the Company. These values are based upon an estimated fair market value at December 31, 2003 of $.62 per share for the Company’s Class A Common Stock. These values were derived from valuations performed by an independent third party for the trustees of the Telos Shared Savings Plan, a defined contribution employee savings plan in which substantially all full-time employees are eligible to participate.

Compensation of Directors

During the fiscal year ended December 31, 2003, outside directors and proxy holders Mr. Byers, Dr. Ikle, and Ambassador Motley were paid $42,000, $32,000, and $34,000, respectively for their services as directors and proxy holders. Proxy holder services were paid pursuant to the 1994 proxy agreement between the Company, the Defense Security Service, and Mr. John R.C. Porter. The outside Class D directors, Mr. Sterrett and Mr. Baker, were paid $34,000 and $32,000, respectively.

Effective March 27, 2002, the Board of Directors adopted a new structure for the annual compensation of the Board members which provides for the following: $25,000 annually for Proxy holder directors; $25,000 annually for Class D Directors; $0 for employee directors and committee participation; $5,000 for the Chairman of the Board’s annual retainer; $5,000 for the Proxy Board Chairman’s annual retainer; $5,000 annually for the Chairmen of the Audit Committee; $2,000 annually for the Chairmen of the Management Development and Compensation Committee; and $2,000 annually for membership in the Audit, Management Development and Compensation Committee, or Nominating/Corporate Governance Committee. Each director who is not an employee director is entitled to receive $1,250 for each meeting attended, for a maximum of four meetings per year.

Employment Contracts

As of December 31, 2003, the Company was a party to agreements with certain of its executive officers. Mr. John Wood, President, Chief Executive Officer, Chairman and Director; Mr. Michael Flaherty, Executive Vice President, General Counsel and Chief Administrative Officer; Mr. Edward Williams, Executive Vice President, Chief Operating Officer and Chief Financial Officer; and Mr. Robert Marino, Executive Vice President and Chief Sales and Marketing Officer, currently have employment contracts with the Company. The agreements are for one-year terms and provide, respectively, for payment to Mr. Wood and Mr. Marino of the equivalent of 24 months base salary then in effect, and for payment to Mr. Flaherty and Mr. Williams of the equivalent of 18 months base salary then in effect, if involuntarily terminated or if the agreements are not extended.

Accordingly, Messrs. Wood and Marino would receive annually $350,000 and $227,000, respectively, for a two-year period, and Messrs. Flaherty and Williams would receive 18 months of their annual salaries of $300,000 and $227,000, respectively.

In addition to base salary, the executives are eligible for a discretionary bonus and for the grant of stock options under the agreements. The amount of any such discretionary bonus and the grant of any such stock options is subject to, depending on the individual, the review and/or approval of the Compensation Committee and its report to and approval by the Board of Directors.

Each year, the Company renegotiates such employment contracts as part of the yearly review process. Accordingly in 2004, the Company expects to review the contracts described above. In addition, strategic hires or promotions may increase the number of executives who have employment contracts.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of December 31, 2003	Percent of Class
Class A Common Stock	John R.C. Porter 34 Rue Concorde 1050 Brussels Belgium	22,190,718 shares (A)	80.52%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares	17.28%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	1,681,960 shares (B)	41.66%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4th Floor London W1J 6BQ England	420,490 shares (B)	10.41%

Class B Common Stock	Hare & Company c/o Bank of New York P.O. Box 11203 New York, NY 10249	1,186,720 shares	29.39%

Class B Common Stock	Cudd & Company c/o Chase Manhattan Bank Corporate Actions Department Four New York Plaza, 11th Floor New York, NY 10004	669,888 shares	16.59%

Class A Common Stock	John B. Wood	1,383,631 shares (C)	6.15%
Class A Common Stock	Robert J. Marino	649,535 shares (C)	2.98%
Class A Common Stock	Michael P. Flaherty	167,233 shares (C)	0.78%
Class A Common Stock	Edward L. Williams	501,575 shares (C)	2.33%
Class A Common Stock	Richard P. Tracy	80,151 shares (C)	0.38%
Class A Common Stock	Norman P. Byers	7,000 shares	0.03%
Class A Common Stock	Fred C. Ikle	7,000 shares	0.03%
Class A Common Stock	Malcom M.B. Sterrett	3,000 shares	0.01%
Class A Common Stock	All Officers and Directors As a Group (9 persons)	2,800,130 shares (D)	11.79%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners 4514 Cole Avenue, Suite 808 Dallas, TX 75205	714,317 shares (E)	22.42%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. 450 Seventh Avenue, Suite 509 New York, NY 10123	466,200 shares (F)	14.63%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 4 Tower Bridge #222 200 Barr Harbor Drive West Conshohocken, PA 19428	162,362 shares (G)	5.10%

(A)	Mr. John R. C. Porter’s holdings include 6,388,916 shares of Class A Common Stock purchasable upon exercise of a warrant.

(B)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide the Company with the addresses of the respective beneficial owners.

(C)	The common stock holdings of Messrs. Flaherty, Marino, Tracy, Williams and Wood include 3,233; 23,083; 33,151; 30,599; and 39,244 shares of the Company’s Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Messrs. Flaherty, Marino, Tracy, Williams and Wood hold options to acquire 164,000; 614,400; 47,000; 400,000; and 1,335,995 shares of the Company’s Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchasable upon exercise of the options and are exercisable within 60 days of March 1, 2004.

(D)	The common stock holdings of the Company’s officers and directors as a group include 130,315 shares of the Company’s Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan. Under the Company’s stock option plan and certain stock option agreements, all officers and directors as a group hold options to acquire 2,578,395 shares of Class A Common Stock exercisable within 60 days of March 1, 2004.

(E)	Value Partners Ltd. (“VP”) and Ewing & Partners (“E&P”) have filed a joint Schedule 13D under which they disclosed that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 714,317 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively.

According to the Schedule 13D, each of VP, E&P and Timothy G. Ewing may be deemed to have the sole power to vote and to dispose of the shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively.

(F)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”) and Mr. Nelson Obus have filed a joint Schedule 13D under which they disclosed that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 466,200 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, WCM is the sole general partner of WPSCV and WPSCVI, Messrs. Nelson Obus and Joshua Landes are the co-managing members of WCM. WCI is the sole investment manager of WSCVOF, Messrs. Obus and Landes are the principal executive officers of WCI. Mr. Obus as general partner of CP and Messrs. Obus and Landes, as co-managing members of WCM and principal executive officers of WCI, have the power to vote or to direct the vote and the power to dispose and to direct the disposition of the shares of Exchangeable Preferred Stock owned by WPSCV, WPSCVI, CP and WSCVOF, respectively.

(G)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen have filed a joint Schedule 13G in which ACM has the shared power to vote or to direct the vote and the shared power to dispose or to direct the disposition of 111,429 shares; MG and Mr. Cohen have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 43,500 and 7,433 shares, respectively.

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

Mr. William L.P. Brownley, former Vice President and General Counsel of the Company, entered into an agreement with the Company whereby Mr. Brownley served as an of counsel attorney to the Company from December 31, 2000 through March 31, 2003. In return, Mr. Brownley was paid $220,000 per annum from January 1, 2001 through March 31, 2003. The Company provided Mr. Brownley with medical and insurance benefits during that same period.

Mr. Lorenzo Tellez, former Vice President, Treasurer, and Chief Financial Officer of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez’s employment contract with the Company. The Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. Mr. Tellez’s payment of salary and fringe benefits amounts to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001. In March 2003, pursuant to the final settlement of arbitration proceedings, the Company paid Mr. Tellez a bonus of $96,000 and legal fees in the amount of $53,000.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as the principal accountant for the Company since the fiscal year ended December 31, 1997. Aggregate fees for professional services rendered to the Company by PricewaterhouseCoopers LLP for the year ended December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Audit fees	$198,300	$183,400
All other fees	48,431	63,380

Total	$246,731	$246,780

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

(a)	2. Financial Statement Schedules

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

2.6	Stock Purchase Agreement dated as of January 14, 1992, by and among C3, Inc., Telos Corporation and Contel Federal Systems, Inc. (Incorporated by reference to C3, Inc.

Form 8-K filed January 29, 1992)

3.1 (1*)	Articles of Amendment and Restatement of C3, Inc.

3.2 (1*)	Articles of Amendment of C3, Inc. dated August 31, 1981.

3.3 (3*)	Articles supplementary of C3, Inc. dated May 31, 1984.

3.4 (4*)	Articles of Amendment of C3, Inc. dated August 18, 1988.

3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

3.6	Restated Bylaws of C3, Inc. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended December 31, 1990)

3.7	Articles of Amendment of C3, Inc. dated April 13, 1995

4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989

4.3	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant. (Incorporated herein by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.4	Shareholders Agreement dated as of August 3, 1990 by and among C3, Inc.; Union de Banques Suisses(Luxembourg), S.A.; C3 Investors, L.P.; Anthony Craig, together with the investors; the Class A holders; MIM Limited; Knoll and Associates, Inc.; Murray Enterprises PLC; Electra Development Holdings; and Hartley Limited. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

4.5	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.20	Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, among C3, Inc., Telos Corporation and NationsBank, N.A. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.31

September 27, 1993 Settlement Agreement among John R.C. Porter, Toxford Corporation, Cantrade Nominees Ltd., Cantrade Trust Company (Cayman) Ltd., Cantrade Trustee, AG, Fred Knoll, Cottonwood Holdings, C3 Investors L.P., C3, Inc., Telos Corporation,

Joseph P. Beninati, John B. Wood and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.32	September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.33	September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.34	September 27, 1993 Note Interest Purchase and Sale Agreement among Mr. John R.C. Porter, Cottonwood and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.35	October 8, 1993 Promissory Note in the amount of $8,438,000 issued by Mr. John R.C. Porter in favor of C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.36	October 8, 1993 Promissory Note in the amount of $1,562,000 issued by Mr. John R.C. Porter in favor of Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.37	September 27, 1993 Collateral Agency, Security and Pledge Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Toxford Corporation, Cantrade Nominees Limited, Mr. Robert M. Ercole and Mr. Frank S. Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.38	September 27, 1993 Standstill Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.39	September 27, 1993 Mutual Release among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Mr. Joseph P. Beninati, Mr. John B. Wood, and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.40	September 27, 1993 Consulting Agreement among Mr. Fred Knoll, C3, Inc. and Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.43	Amendment to Revolving and Reducing Senior Credit Facility dated as of December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.44	Amendment to Revolving and Reducing Senior Credit Facility dated as of April 11, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.45	Amendment to Revolving and Reducing Senior Credit Facility dated as of June 8, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.46	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 7, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.47	October 7, 1994 Letter Agreement among C3, Inc., Toxford Corporation, and NationsBank, N.A. regarding cash collateral held on behalf of the Company.

10.48	October 25, 1994 General Release and Settlement memorandum among Sapiens International Corporation N.V., Sapiens International Corporation B.V., Sapiens U.S.A., Inc., C3, Inc. and Telos Corporation

10.49	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 5, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.50	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 12, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.51	Waiver and Amendment to Revolving and Reducing Senior Credit Facility dated as of April 17, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.58	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.59	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J. O. Hambro Investment Management, Ltd.

10.60	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.61	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.62	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.63	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.64	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.65	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.66	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

10.67	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.68	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.69	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.70	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.71	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.72	Amendment to Revolving and Reducing Senior Credit Facility dated as of August 4, 1995 Telos Corporation(Maryland), Telos Corporation (California) and NationsBank N.A.

10.73	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 13, 1995 Telos Corporation (Maryland), Telos Corporation (California) and NationsBank N.A.

10.74	1996 Stock Option Plan

10.76	Sixteenth Amendment to Credit Facility and Tenth Amended and Restated Promissory Note

10.77	Enterworks, Inc. 1996 Stock Option Plan

10.78	Form of Series A Senior Subordinated Unsecured Note

10.79	Form of Enterworks, Inc., inc. Capital Stock Purchase Series A Warrant

10.80	Asset Purchase Agreement

10.81	Amendment No. 1 to Asset Purchase Agreement

10.82	Amended and Restated Credit Agreement between Telos Corporation, a Maryland corporation; Telos Corporation, a California corporation; and NationsBank, N.A. dated as of July 1, 1997

10.83	Asset Purchase Agreement

10.84	Interim Agreement

10.85	Share Purchase Agreement between Telos Corporation, a Maryland corporation, formerly named and known as C3, Inc. and Union Bank of Switzerland, dated May 7, 1998

10.86	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation(Maryland) and Foreign and Colonial Enterprise Trust PLC

10.87	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation(Maryland) and Foreign and Colonial Enterprise Trust LP

10.88	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

10.89	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland and Foreign and Colonial Enterprise Trust LP

10.90	Form of Stock Purchase Agreement

10.91	Asset Purchase Agreement, dated as of September 29, 1999 between Telos Corporation (Maryland), Telos Corporation (California), Telos Field Engineering, Inc. and TFE Technology Holdings, Inc.

10.92	Letter to Bank of America concerning Enterworks private placement

10.93	Form of Enterworks Subdebt conversion letter

10.94	Form of Telos Subdebt conversion letter

10.95	Listing of Subdebt conversion parties

10.96	Transaction agreement between Telos and Enterworks

21	Schedule of Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K:

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

2. 8-K filed November 1, 2002. Item 5. Disclosing Loan and Security Agreement with Foothill Capital Corporation.

3. 8-K filed January 14, 2003. Item 5. Announcing the resignation of David S. Aldrich as CEO of Telos Corporation and the appointment of John B. Wood.

4. 8-K filed March 10, 2003. Item 5. Announcing the resignation of David S. Aldrich as Telos Corporation Director.

5. 8-K filed March 24, 2003. Item 5. Announcing the sale of TelosOK LLC.

6. 8-K filed May 14, 2003. Item 5. Announcing the resignation of Thomas J. Ferrara as CFO of Telos Corporation and the appointment of David E. Pearson.

7. 8-K filed October 23, 2003. Item 5. Announcing the resignation of David E. Pearson as CFO of Telos Corporation and the appointment of Edward L. Williams.

8. 8-K filed April 9, 2004. Item 5. Intent to obtain professional advice concerning potential recapitalization of Telos Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ Edward L. Williams
Interim Chief Financial Officer

Date:	April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of Telos Corporation and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ John B. Wood John B. Wood	Chief Executive Officer	April 14, 2004

/s/ Fred Charles Ikle Fred Charles Ikle	Director	April 14, 2004

/s/ Norman P. Byers Norman P. Byers	Director	April 14, 2004

/s/ Malcom M.B. Sterrett Malcolm M.B. Sterrett	Director	April 14, 2004

/s/ Geoffrey B. Baker Geoffrey B. Baker	Director	April 14, 2004

/s/ L. Anthony Motley Ambassador L. Anthony Motley	Director	April 14, 2004

/s/ Edward L. Williams Edward L. Williams	Interim Chief Financial Officer	April 14, 2004