Form 10-Q
period 2004-06-30
TELOS CORP
filed 2004-08-23
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

Title of Class	Number of Shares Outstanding on June 30, 2004
Class A Common Stock, no par value	21,171,202
Class B Common Stock, no par value	4,037,628
Series A-1 Redeemable Preferred Stock, $.01 par value	1,250
Series A-2 Redeemable Preferred Stock, $.01 par value	1,750
12% Cumulative Exchangeable Redeemable Preferred Stock, $.01 par value	3,185,586

The registrant’s 12 % Cumulative Exchangeable Redeemable Preferred Stock is traded on the NASDAQ/OTCBB Exchange (TLSRP).

Number of pages in this report (excluding exhibits): 28

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$22,478	$15,412	$49,265	$32,235

Costs and expenses
Cost of sales	18,424	12,732	39,752	26,482
Selling, general and administrative expenses	4,366	4,151	9,060	8,233

Operating (loss) income	(312)	(1,471)	453	(2,480)
Other income	5	1	5	9
Gain on sale of 50% interest in Telos OK, LLC	—	(6)	—	10,121
Interest expense	(2,202)	(582)	(4,394)	(1,208)

(Loss) income before taxes	(2,509)	(2,058)	(3,936)	6,442
Income tax benefit (provision)	—	1,193	—	(2,007)

Net (loss) income	(2,509)	(865)	(3,936)	4,435
Accretion and dividends of redeemable preferred stock	—	(1,567)	—	(3,133)

Net (loss) income attributable to common equity	$(2,509)	$(2,432)	$(3,936)	$1,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at June 30, 2004 and December 31, 2003)	$68	$64
Accounts receivable, net of reserve of $460 and $487, respectively	16,174	17,232
Inventories, net of obsolescence reserve of $83 and $546, respectively	2,265	3,967
Other current assets	1,421	2,068

Total current assets	19,928	23,331

Property and equipment, net of accumulated depreciation of $12,430 and $12,475, respectively	9,506	9,368
Other assets	864	912

Total assets	$30,298	$33,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2004 (Unaudited)	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,769	$8,392
Accrued compensation and benefits	6,959	5,520
Deferred revenue	6,273	8,296
Capital lease obligations – short-term	486	457
Other current liabilities	1,677	2,042

Total current liabilities	23,164	24,707

Senior credit facility	5,682	6,497
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,992	10,243
Senior redeemable preferred stock	7,962	7,751
Public preferred stock	62,446	59,425

Total	114,425	113,802

Stockholders’ deficit
Common stock	78	78
Retained deficit	(84,205)	(80,269)

Total stockholders’ deficit	(84,127)	(80,191)

Total liabilities and stockholders’ deficit	$30,298	$33,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net (loss) income	$(3,936)	$4,435
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sale of TelosOK LLC	—	(10,121)
Dividends and accretion of preferred stock as interest expense	3,231	—
Depreciation and amortization	724	841
Other noncash items	(27)	2,299
Changes in other operating assets and liabilities	1,739	3,118

Cash provided by operating activities	1,731	572

Investing activities:
Net proceeds from sale of TelosOK LLC	—	3,994
Purchase of property and equipment	(705)	(73)

Cash (used in) provided by investing activities	(705)	3,921

Financing activities:
Repayment of borrowings under senior credit facility, net	(815)	(4,365)
Increase (decrease) in book overdrafts	15	(274)
Payments under capital leases	(222)	(146)

Cash used in financing activities	(1,022)	(4,785)

Increase (decrease) in cash and cash equivalents	4	(292)
Cash and cash equivalents at beginning of period	64	358

Cash and cash equivalents at end of period	$68	$66

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates in 2003 and 2004 based on the nature as well as the creation date of the variable interest entity. The revised FIN 46 will be effective for non-SPE variable interest entities created prior to February 1, 2003 no later than the first quarter of 2004. For variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied. The adoption of FIN 46 did not materially affect the results of operations or financial position of the Company. For further discussion, see Note 2 – Investment in Enterworks.

Stock-Based Compensation

The Company accounts for stock-based compensation consistent with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the exercise price of the option granted.

Pursuant to the Telos Corporation 1996 Stock Option Plan, the Company, effective January 22, 2004, granted to certain employees 2.2 million options with a strike price of $0.62, which represents management’s best estimate of the current market price, and in addition, accelerated the vesting schedule of options previously granted to certain key employees. Additionally, pursuant to the 2000 Xacta Stock Option Plan, the Company granted to certain employees 1.6 million options with a strike price of $0.75. While the Company had intended to include such grants as a subsequent event on Form 10-K for the year ended December 31, 2003, certain of the grants were determined to require amendments to the respective option agreements which were not consumated until May 10, 2004.

Had compensation expense for the Company’s stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net (loss) income would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(2,509)	$(865)	$(3,936)	$4,435
Deduct: Stock-based compensation expense under fair value reporting	43	82	240	157

Pro forma net (loss) income	$(2,552)	$(947)	$(4,176)	$4,278

Note 2. Investment in Enterworks

As of June 30, 2004, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”) and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

The Company also owns notes receivable from Enterworks totaling $3,260,000. Such notes were received in exchange for rent and professional services performed by the Company pursuant to a lease and an intercompany services agreement. In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company has reduced the carrying amounts of the notes to zero during 2003 and 2002, as the Company’s share of the Enterworks’ losses exceeded the carrying value of the notes. All such notes, issued to the Company in 2003 and 2002, include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution, or seeks bankruptcy protection.

In December 2003, the Company purchased a 50% interest in Enterworks International, formerly a wholly owned subsidiary of Enterworks, for $500,000. Pursuant to the terms of the Stock Purchase Agreement and the related Stockholders’ Agreement, the Company agreed to fund up to 50% of Enterworks International’s 2004 operating costs for an amount not to exceed $300,000, and 50% of such operating costs thereafter. The Company has determined its interest in Enterworks International is a variable interest and has consolidated Enterworks International pursuant to the provisions of FIN 46.

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks, which, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, the Company has agreed to pay royalties of $1.0 million over the course of the next two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software. The Company has paid approximately $153,000 in such royalties as of June 30, 2004. The Company has capitalized the $100,000 license cash payment to Enterworks as a fixed asset. In accordance with APB18 and EITF 98-13, the Company has accounted for the SLA as losses from affiliates.

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

The Company paid an origination fee of $225,000 at the date of closing. Unused borrowing availability on the Facility was $2,513,000 at June 30, 2004; however, such availability fluctuates on a daily basis based on the amount of underlying assets in the borrowing base. Interest on the Facility is charged at 1.25% over the Wells Fargo prime rate (4.25% as of June 30, 2004), or 5.75%, whichever is higher. The weighted average interest rates were 6.4% and 6.8% for the six months ended June 30, 2004 and 2003, respectively.

The Facility has various covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and cash flow targets based on EBITDA as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2005. For the quarter ended June 30, 2004, the Company was not compliant with the tangible net worth covenant contained in the Facility. Wells Fargo Foothill has waived such non-compliance through June 30, 2004, and has amended the Facility to eliminate the tangible net worth covenant.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes is October 31, 2004, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The senior subordinated note holders have extended the maturity date of the Notes to a date no earlier than October 31, 2005. The Notes can be prepaid at the Company’s option. The Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At June 30, 2004, if such a qualifying triggering event had occured, the cumulative premium payment would be approximately $11.6 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for accelerated payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, at June 30, 2004 and December 31, 2003, respectively.

The following are maturities of obligations presented by year:

	Year	Obligation Due
Senior Subordinated Debt	2005	$5,179,000[1]
Senior Credit Facility	2005	$5,682,000[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to a date no earlier than October 31, 2005.
[2]	Balance due represents balance as of June 30, 2004, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2004. The Senior Redeemable Preferred Stockholders and the Company have agreed to extend the redemption date to a date no earlier than October 31, 2005. Mandatory redemptions are subject to legal availability of funds and required to be paid from excess cash flows, as defined in the Corporate Charter. The Senior Redeemable Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At June 30, 2004 and December 31, 2003 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred Stock totaled $4,962,000 and $4,751,000, respectively. The Company recorded senior redeemable preferred stock dividends of $106,000 and $211,000 for the three and six months ended June 30, 2004, respectively, and $105,000 and $210,000 for the three and six months ended June 30, 2003, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the quarters ended June 30, 2004 and 2003 was $555,000 and $506,000, respectively, and for the six months ended June 30, 2004 and 2003 was $1,110,000 and $1,011,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its corporate charter, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the $22.5 million Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to the terms of the Public Preferred Stock, the Company is to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. In accordance with such terms, the Public Preferred Stock, which has a 20-year maturity, is scheduled to be redeemed on the 16th, 17th, 18th, and 19th anniversaries of November 21, 1989, leaving 20% to be redeemed at maturity. Due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, corporate charter restrictions and prohibitions, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereafter were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995, the Company has accrued $35,880,000 as of June 30, 2004. In 2003, the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million.

In accordance with SFAS 150, and as reported beginning with the Form 10-Q for the quarter ended September 30, 2003, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the accretion and dividends accrued in the three and six months ended June 30, 2004 of $1.6 million and $3.2 million were recorded as interest expense. Pursuant to the disclosure provisions of FAS 107, the Public Preferred Stock traded on the NASDAQ/OTCBB Exchange (TLSRP) at $3.35 per share on June 30, 2004, and accordingly the aggregate fair value of such publicly traded stock was $10.7 million.

Note 5. Reportable Business Segments

As of June 30, 2004, the Company’s operations are comprised of two operating segments, IT Solutions Group and Xacta. The segment information below has been reclassified to conform to management’s internal operating structure implemented during the fourth quarter of 2003. Principally, the Company has included the results of its wireless and messaging solutions product line in the Xacta segment, which was previously included as part of the Products Group segment. Prior to December 2003, the Company had two operating segments: the Products Group and the Xacta Group.

The IT Solutions Group: develops, markets and sells integration services that address a wide range of Government Information Technology (IT) requirements. Specific offerings consist of reselling leading IT products from major original equipment manufacturers (“OEMs”), which are augmented by Telos with various value-added support services. The IT Solutions Group also provides general IT support services that support various U.S. government programs and initiatives.

Xacta: develops, markets and sells government-validated secure enterprise solutions to the U.S. government and financial institutions, to address the growing demand for information security solutions. Xacta has become a highly respected brand name in the field of information security. In order to capitalize on the strength of the Xacta name, Telos has combined all of its security-oriented solutions into Xacta. As a result, the Company’s Secure Wireless LAN solutions, Enterprise Messaging solutions, Enterprise Credentialing solutions, and all Information Assurance Consulting services that were previously in the Products Group, are now marketed and sold as Xacta solutions. In addition to leveraging the strength of the Xacta brand name, this change serves to simplify the respective messages of Telos and Xacta for our customers and our employees. Moving forward, all security-related offerings will be marketed and sold as Xacta solutions.

Results from another former Systems and Support Services Group operating at Ft. Sill were also included in the Company’s financial results until its deconsolidation in July 2000. At such time, the Company contributed its Ft. Sill net assets to TelosOK LLC. On March 10, 2003, the Company sold its interest in TelosOK LLC. See Note 6 - Sale of Telos Interest in TelosOK LLC.

The accounting policies of the reportable segments are the same as those referred to in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross margin and segment profit (loss) before income taxes and interest income or expense.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2004 and 2003 are set forth in the following table. The “other” column includes corporate related items.

	Three Months Ended				Six Months Ended
	IT Solutions	Xacta	Other(1)	Total	IT Solutions	Xacta	Other	Total
June 30, 2004
External revenues	$5,818	$16,660	$—	$22,478	$19,361	$29,904	$—	$49,265
Gross margin	783	3,271	—	4,054	1,828	7,685	—	9,513
Segment (loss) profit (3)	(610)	298	—	(312)	(1,003)	1,456	—	453
Total assets	3,747	14,730	11,821	30,298	3,747	14,730	11,821	30,298
Capital expenditures	—	81	538	619	—	125	580	705
Depreciation and amortization (2)	87	41	223	351	196	81	447	724

	IT Solutions	Xacta	Other(1)	Total	IT Solutions	Xacta	Other	Total
June 30, 2003
External revenues	$6,206	$9,206	$—	$15,412	$12,891	$19,344	$—	$32,235
Gross margin	(188)	2,868	—	2,680	174	5,579	—	5,753
Segment (loss) profit	(1,079)	(392)	—	(1,471)	(1,689)	(791)	—	(2,480)
Total assets	6,806	6,401	21,593	34,800	6,806	6,401	21,593	34,800
Capital expenditures	7	3	37	47	7	17	49	73
Depreciation and amortization	112	52	265	429	161	146	534	841

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.
(3)	Segment profit (loss) represents operating income (loss).

The Company does not have any material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in any specific geographical area within the United States. The Company has five separate facilities located in various states, the District of Columbia and Germany.

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

As additional consideration for the sale of the Telos membership units, the Company and TelosOK LLC committed to certain “noncompete” and “nonsolicitation” agreements between the two parties. The “nonsolicitation” commitment provided for a sole exception relating to the employment by TelosOK LLC of the former President, CEO and Director of the Company. At the effective date of closing, all Telos Corporation employees serving as officers of TelosOK LLC resigned said positions in TelosOK LLC.

Upon the sale of its interest in TelosOK LLC, the Company recognized a gain of approximately $10.1 million, comprised of $6.1 million of deferred gain and $4.0 million of gain from the proceeds received on March 10, 2003. The deferred gain was recorded in July 2000 as a result of Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” which required the gain be deferred until the Company disposed of its interest in TelosOK LLC.

Note 7. Contingencies

As referenced in Form 10-K for the fiscal year ended December 31, 2003 (Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Company implemented a Discretionary Incentive Bonus Plan (the “Bonus Plan”) and accrued $2.0 million for such period. It is possible, based upon current and projected performance, an accrual for the Bonus Plan will be recorded in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Government oversight

As a U.S. Government contractor, the Company is subject to oversight by many agencies and entities of the U.S. Government which may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U. S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. Although the outcome of any investigations or inquiries cannot be predicted, in the opinion of management, which is unaware of any pending investigations and inquiries, no claims, audits or investigations against the Company are likely to have a material adverse affect on the Company’s business or its consolidated results of operations, cash flows or financial position.

General

The Company continues to invest in creating value-added solutions in an effort to address the ever increasing market for systems integration services and secure enterprise solutions. For example, with the release of Xacta Web C&A® 4.0 in March of 2003, Xacta achieved its vision of developing a continuous business process which enables automated and continuous security risk and compliance management. The “Continuous Assessment” functionality provided in the Xacta 4.0 release allows organizations to manage security compliance and risk in an automated and on-going manner. Additionally, Xacta recently introduced Xacta IA Manager™ which provides continuous and automated vulnerability management and remediation, allowing organizations to identify and remediate vulnerabilities from a centralized location. When fully deployed Xacta IA Manager will save systems administrators time and effort as well as keep the network “aware” of new vulnerabilities that can appear daily.

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

Backlog

The Company’s total backlog was $52.1 million and $51.2 million at June 30, 2004 and 2003, respectively. Backlog was $40.2 million at December 31, 2003, and $43.7 million at March 31, 2004. The total backlog of each of the segments at June 30, 2004 and 2003 was as follows: IT Solutions Group - $2.1 million and $19.7 million, respectively; and Xacta - $50.0 million and $31.5 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2004 and 2003 was $47.4 million and $42.2 million, respectively.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	82.6	80.7	82.2
SG&A expenses	19.4	26.9	18.4	25.5

Operating (loss) income	(1.4)	(9.5)	.9	(7.7)
Gain on sale of TelosOK, LLC	—	—	—	31.4
Interest expense	(9.8)	(3.8)	(8.9)	(3.7)

(Loss) income before taxes	(11.2)	(13.3)	(8.0)	20.0
Income tax benefit (expense)	—	7.7	—	(6.2)

Net (loss) income	(11.2)%	(5.6)%	(8.0)%	13.8%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales
IT Solutions Group	$5,818	$6,206	$19,361	$12,891
Xacta	16,660	9,206	29,904	19,344

Total	$22,478	$15,412	$49,265	$32,235

Gross Margin
IT Solutions Group	$783	$(188)	$1,828	$174
Xacta	3,271	2,868	7,685	5,579

Total	$4,054	$2,680	$9,513	$5,753

Gross Margin
IT Solutions Group	13.5%	(0.3)%	9.4%	1.3%
Xacta	19.6%	31.2%	25.7%	28.8%
Total	18.0%	17.4%	19.3%	17.8%

The Company’s sales for the second quarter of 2004 were $22.5 million, an increase of $7.1 million or 45.8% over the second quarter 2003 sales of $15.4 million. Such increase consists of a $7.4 million increase in sales from the Xacta, offset by a $.4 million decrease in sales from the IT Solutions Group. The increase in Xacta sales is primarily attributable to increased sales of its wireless and messaging solutions.

The Company’s cost of sales for the second quarter of 2004 was $18.4 million, an increase of $5.7 million compared to the same period in 2003, due primarily to the increased sales mentioned above.

The Company’s gross profit for the second quarter in 2004 increased by $1.4 million to $4.1 million compared to the same period in 2003. Gross margin increased to 18.0% from 17.4% in the comparable period.

The Company’s selling, general, and administrative expense (“SG&A”) for the second quarter of 2004 was $4.4 million, an increase of approximately $.2 million or 5.2% compared to the same period in 2003.

The Company’s operating loss for the second quarter of 2004 was $0.3 million, a decrease of $1.2 million compared to $1.5 million loss in the same period in 2003.

The Company’s interest expense increased by approximately $1.6 million to $2.2 million in the second quarter in 2004 compared to the same period in 2003. Such increase is due to the reclassification of preferred stock dividends and accretion of $1.6 million as interest for the three months ended June 30, 2004 in accordance with FAS 150.

The Company recorded a benefit for income taxes for the quarter ended June 30, 2004 and 2003 of $0 and $1.2 million, respectively. The benefit for income taxes for the quarter ended June 30, 2003 was primarily attributable to the losses incurred for the quarter. The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2003. During the quarter ended June 30, 2004, the Company maintained its full valuation position by not providing any tax benefit on the pre-tax loss for the quarter.

The Company’s net loss for the second quarter of 2004 was $2.5 million, an increase of $1.6 million compared to $.9 million net loss in the same period in 2003, primarily due to the $1.6 million dividends and accretion on preferred stock being recorded as interest expense for the quarter ended June 30, 2004 in accordance with FAS 150.

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

At June 30, 2004, the Company had outstanding debt and long-term obligations of $91.7 million, consisting of $5.7 million under the Facility, $5.2 million in subordinated debt, $10.4 million in capital lease obligations and $70.4 million in preferred stock classified as liability in accordance with FAS 150.

Based on current requirements, management considers the Company’s borrowing capacity sufficient to fund its capital and liquidity needs.

Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivables. The amount of borrowings fluctuates based on the eligible underlying asset borrowing base, as defined in the Facility agreement. Unused borrowing availability on the Facility was $2,513,000 at June 30, 2004; however, such availability fluctuates on a daily basis based on the amount of underlying assets in the borrowing base. Interest on the Facility is charged at 1.25% over the Wells Fargo prime rate (4.25% as of June 30, 2004), or 5.75%, whichever is higher.

The Facility has various covenants, which, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and cash flow targets based on EBITDA as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2005. For the quarter ended June 30, 2004, the Company was not compliant with the tangible net worth covenant contained in the Facility. Wells Fargo Foothill has waived such non-compliance through June 30, 2004, and has amended the Facility to eliminate the tangible net worth covenant.

For the six months ended June 30, 2004, cash provided by operating activities was $1.7 million. Cash used in investing activities was approximately $.7 million. Cash used in financing activities was approximately $1.0 million.

Senior Subordinated Notes

The Company’s subordinated notes (“Notes”) totaled $5.2 million at June 30, 2004. These Notes bear interest at rates between 14% and 17%, due and payable on October 31, 2004. However, the subordinated note holders have extended the maturity date to a date no earlier than October 31, 2005. During the first six months of 2004, the Company paid $376,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $11.6 million at June 30, 2004. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At June 30, 2004, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $70.4 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first six months of 2004, the Company recorded $2.1 million of dividends on the two classes of redeemable preferred stock. Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is due on October 31, 2004. In accordance with certain requirements in the Facility, on or before August 15, 2004, to the extent the redemption date of the Senior Redeemable Preferred Stock has not been extended to a date later than October 31, 2004, Senior Redeemable Preferred Stockholders have agreed to extend the redemption date to a date no earlier than October 31, 2005, subject to the legal availability of funds. Subject to numerous preconditions and restrictions, more specifically set forth below, redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its corporate charter, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the $22.5 million Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to the terms of the Public Preferred Stock, the Company is to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. In accordance with such terms, the Public Preferred Stock, which has a 20 year maturity, is scheduled to be redeemed on the 16th, 17th, 18th, and 19th anniversaries of November 21, 1989, leaving 20% to be redeemed at maturity. Due to its present substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, corporate charter restrictions and prohibitions, and provisions of Maryland law, and assuming sufficient liquidity to undertake any such stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock.

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

In an effort to address its capital structure and the adverse impact of SFAS150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which reclassified the redeemable preferred stock from equity to liability (see Note 4 – Redeemable Preferred Stock), the Company intends to immediately engage such professional service providers it deems reasonable and appropriate to advise management with regard to such debt restructuring and/or recapitalization and any other transaction. The Company contemplates that such engagement will include, but may not be limited to, consideration of a swap of all debt instruments into common shares, the filing of an S-8 or other appropriate filings in order to issue the remaining authorized, but un-issued shares of Public Preferred Stock or to take such other steps as may be recommended to facilitate such debt restructuring and/or recapitalization. The Company will continue to use its best efforts to reach a decision on such debt restructuring and/or recapitalization within a reasonable time frame. There is no assurance that any such transaction can or will be effected, or if effected what the form of such transaction would be or when it might occur.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates in 2003 and 2004 based on the nature as well as the creation date of the variable interest entity. The revised FIN 46 will be effective for non-SPE variable interest entities created prior to February 1, 2003 no later than the first quarter of 2004. For variable interest entities created or acquired after January 31, 2003, the provisions of FIN 46 must be applied. The adoption of FIN 46 did not materially affect the results of operations or financial position of the Company. For further discussion, see Note 2 - Investment in Enterworks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1.25%, over the Wells Fargo prime rate (4.25% as of June 30, 2004), or 5.75%, whichever is higher. The weighted average interest rates for the first six months of 2004 and 2003 were 6.4% and 6.8%, respectively. The Facility had an outstanding balance of $5.7 million at June 30, 2004.

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

Item 3. Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2004, total undeclared unpaid dividends accrued for financial reporting purposes are $4,962,000 for the Series A-1 and A-2 Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). Dividends are payable by the Company, provided the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $3,950,000. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15,101,000. For the cash dividends payable since December 1, 1995 the Company has accrued $35,880,000.

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

(a) Exhibits:

1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

1) Form 8-K filed April 9, 2004. Item 5. Announcing intent to obtain professional advice concerning potential recapitalization of Telos Corporation.

2) Form 8-K filed July 2, 2004. Item 4. Announcing notice by certifying accountants of their decision not to stand for reelection.

3) Form 8-K filed August 4, 2004. Item 4. Announcing the engagement of new certifying accountants.

Part II items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2004	TELOS CORPORATION

/s/ EDWARD L. WILLIAMS
Edward L. Williams Interim Chief Financial Officer (Principal Financial Officer & Principal Account Officer)