Form 10-Q
period 2004-09-30
TELOS CORP
filed 2004-11-22
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

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

Title of Class	Number of Shares Outstanding on September 30, 2004
Class A Common Stock, no par value	21,171,202
Class B Common Stock, no par value	4,037,628
Series A-1 Redeemable Preferred Stock, $.01 par value	1,250
Series A-2 Redeemable Preferred Stock, $.01 par value	1,750
12% Cumulative Exchangeable Redeemable Preferred Stock, $.01 par value	3,185,586

The registrant’s 12 % Cumulative Exchangeable Redeemable Preferred Stock is traded on the NASDAQ/OTCBB Exchange (TLSRP).

Number of pages in this report (excluding exhibits): 28

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$31,710	$30,329	$80,976	$62,564

Costs and expenses
Cost of sales	20,375	23,964	60,128	50,446
Selling, general and administrative expenses	7,570	4,083	16,630	12,316

Operating income (loss)	3,765	2,282	4,218	(198)
Other income (expenses)
Other income	8	—	13	9
Gain on sale of 50% interest in Telos OK, LLC	—	—	—	10,121
Interest expense	(2,241)	(2,146)	(6,635)	(3,354)

Income (loss) before taxes	1,532	136	(2,404)	6,578
Income tax provision	—	(1,147)	—	(3,154)

Net income (loss)	1,532	(1,011)	(2,404)	3,424
Accretion and dividends of redeemable preferred stock	—	—	—	(3,133)

Net income (loss) attributable to common equity	$1,532	$(1,011)	$(2,404)	$291

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at September 30, 2004 and December 31, 2003)	$61	$64
Accounts receivable, net of reserve of $399 and $487, respectively	29,326	17,232
Inventories, net of obsolescence reserve of $83 and $546, respectively	4,515	3,967
Other current assets	1,630	2,068

Total current assets	35,532	23,331

Property and equipment, net of accumulated depreciation of $12,721 and $12,475, respectively	9,319	9,368
Other assets	846	912

Total assets	$45,697	$33,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$13,211	$8,392
Accrued compensation and benefits	7,295	5,520
Deferred revenue	8,202	8,296
Capital lease obligations – short-term	502	457
Other current liabilities	1,994	2,042

Total current liabilities	31,204	24,707

Senior credit facility	10,022	6,497
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,861	10,243
Senior redeemable preferred stock	8,069	7,751
Public preferred stock	63,957	59,425

Total	128,292	113,802

Stockholders’ deficit
Common stock	78	78
Retained deficit	(82,673)	(80,269)

Total stockholders’ deficit	(82,595)	(80,191)

Total liabilities and stockholders’ deficit	$45,697	$33,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net (loss) income	$(2,404)	$3,424
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sale of TelosOK LLC	—	(10,121)
Dividends and accretion of preferred stock as interest expense	4,849	1,568
Depreciation and amortization	1,102	1,233
Other noncash items	(88)	3,406
Changes in other operating assets and liabilities	(6,322)	160

Cash used in operating activities	(2,863)	(330)

Investing activities:
Net proceeds from sale of TelosOK LLC	—	3,994
Purchase of property and equipment	(832)	(119)

Cash (used in) provided by investing activities	(832)	3,875

Financing activities:
Proceeds from (repayment of) borrowings under senior credit facility, net	3,525	(3,482)
Increase (decrease) in book overdrafts	505	(8)
Payments under capital leases	(338)	(249)

Cash provided by (used in) financing activities	3,692	(3,739)

Decrease in cash and cash equivalents	(3)	(194)
Cash and cash equivalents at beginning of period	64	358

Cash and cash equivalents at end of period	$61	$164

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the classifications used in the current period.

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

Pursuant to the Telos Corporation 1996 Stock Option Plan, the Company, effective January 22, 2004, granted to certain employees 2.2 million options with a strike price of $0.62, which represents management’s best estimate of the current fair value per share and, in addition, accelerated the vesting schedule of options previously granted to certain key employees. Additionally, pursuant to the 2000 Xacta Stock Option Plan, the Company granted 1.6 million options to certain employees with a strike price of $0.75 per share. While the Company had intended to include such grants as a subsequent event on Form 10-K for the year ended December 31, 2003, certain of the grants were determined to require amendments to the respective option agreements which were not consummated until May 10, 2004.

Effective May 10, 2004, the Telos Corporation 1996 Stock Option Plan was amended by the Board of Directors so as to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, and to reflect those shares owned by Mr. Wood that were not exercised under the 1993 Stock Option Plan.

Additionally, the Company granted a total of 330,000 options under the Telos Corporation 1996 Stock Option Plan (260,000 options granted to new hires; and 70,000 options granted to the directors to meet the Board’s objective that all directors have the same number of options), and 205,000 options to new hires under the 2000 Xacta Stock Option Plan during the third quarter of 2004.

Had compensation expense for the Company’s stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) income would have been as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,532	$(1,011)	$(2,404)	$291
Deduct: Stock-based compensation expense under fair value reporting	45	64	284	209

Pro forma net income (loss)	$1,487	$(1,075)	$(2,688)	$82

Note 2. Investment in Enterworks

As of September 30, 2004, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”) and holds warrants to purchase 4,499,997 underlying common stock shares which equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

The Company also owns notes receivable from Enterworks totaling $3.3 million. Such notes were received in exchange for rent and professional services performed by the Company pursuant to a lease and an intercompany services agreement. In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company has reduced the carrying amounts of the notes to zero during 2003 and 2002, as the Company’s share of the Enterworks’ losses exceeded the carrying value of the notes. All such notes, issued to the Company in 2003 and 2002, include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution, or seeks bankruptcy protection.

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

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks, which, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 payment and Company services of $900,000, including $300,000 past due for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, the Company has agreed to pay royalties of $1.0 million over the course of the next two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software. As of September 30, 2004, the Company has paid approximately $153,000 in such royalties. The Company has capitalized the $100,000 license payment to Enterworks as a fixed asset. In accordance with APB18 and EITF 98-13, the Company has accounted for the SLA as losses from affiliates.

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

The Company paid an origination fee of $225,000 at the date of closing. Unused borrowing availability on the Facility was $765,000 at September 30, 2004; however, such availability fluctuates on a daily basis based upon the amount of eligible underlying assets in the borrowing base. Interest on the Facility is charged at 1.25% over the Wells Fargo prime rate (as of September 30, 2004 the Wells Fargo prime rate was 4.75%), or 5.75%, whichever is higher. The weighted average interest rates were 6.3% and 6.8% for the nine months ended September 30, 2004 and 2003, respectively.

The Facility has various covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on EBITDA as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2005. For the quarter ended September 30, 2004, the Company was in compliance with the covenants contained in the Facility.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes is October 31, 2005, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option. The Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At September 30, 2004, if such a qualifying triggering event had occurred, the cumulative premium payment would be approximately $12.7 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for a requested accelerated payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, at September 30, 2004 and December 31, 2003, respectively.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2005	$5,179[1]
Senior Credit Facility	2005	$10,023[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to a date no earlier than October 31, 2005.
[2]	Balance due represents balance as of September 30, 2004, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2005. Mandatory redemptions are subject to legal availability of funds and required to be paid from excess cash flows, as defined in the Corporate Charter. The Senior Redeemable Preferred Stock is senior to all other present and future equity of the Company. The Series A-1 is senior to the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At September 30, 2004 and December 31, 2003 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred Stock totaled $5.1 million and $4.8 million, respectively. The Company recorded senior redeemable preferred stock dividends of $107,000 and $318,000 for the three and nine months ended September 30, 2004, respectively, and $107,000 and $317,000 for the three and nine months ended September 30, 2003, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the quarters ended September 30, 2004 and 2003 was $555,000 and $506,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $1.7 million and $1.5 million, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock based upon its interpretation of restrictions in its corporate charter, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the $22.5 million Facility entered into with Wells Fargo Foothill, other senior obligations, and limitations pursuant to Maryland law. Pursuant to the terms of the Public Preferred Stock, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. In accordance with such terms, the Public Preferred Stock, which has a 20-year maturity, is scheduled to be redeemed on the 16th, 17th, 18th, and 19th anniversaries of November 21, 1989, leaving 20% to be redeemed at maturity. Due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, corporate charter restrictions and prohibitions, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereafter were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $36.9 million as of September 30, 2004. In 2003, the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million.

In accordance with SFAS 150, and as reported beginning with the Form 10-Q for the quarter ended September 30, 2003, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the accretion and dividends accrued in the three and nine months ended September 30, 2004 of $1.6 million and $4.8 million were recorded as interest expense. Pursuant to the disclosure provisions of FAS 107, the Public Preferred Stock traded on the NASDAQ/OTCBB Exchange (TLSRP) at $3.75 per share on September 30, 2004, and accordingly the aggregate fair value of such publicly traded stock was $11.9 million.

Note 5. Reportable Business Segments

As of September 30, 2004, the Company’s operations are comprised of two operating segments, IT Solutions Group and Xacta. The segment information below has been reclassified to conform to management’s internal operating structure implemented during the fourth quarter of 2003. Principally, the Company has included the results of its wireless and messaging product line (previously included as part of the Products Group segment) in the Xacta segment. Prior to December 2003, the Company had two operating segments: the Products Group and the Xacta Group.

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

Xacta : develops, markets and sells government-validated secure enterprise solutions to the U.S. government and financial institutions, to address the growing demand for information security solutions. Xacta has become a highly respected brand name in the field of information security. In order to capitalize on the strength of the Xacta name, Telos has combined all of its security-oriented solutions into Xacta. As a result, the Company’s Secure Wireless LAN solutions, Enterprise Messaging solutions, Enterprise Credentialing solutions, and all Information Assurance Consulting services that were previously in the Products Group, are now marketed and sold as Xacta solutions. In addition to leveraging the strength of the Xacta brand name, this change serves to simplify the respective messages of Telos and Xacta for our customers and our employees. Moving forward, all security-related offerings will be marketed and sold as Xacta solutions.

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2004 and 2003 are set forth in the following table. The “other” column includes corporate related items.

	Three Months Ended				Nine Months Ended
	IT Solutions	Xacta	Other(1)	Total	IT Solutions	Xacta	Other(1)	Total
September 30, 2004
External revenues	$5,695	$26,015	$—	$31,710	$25,056	$55,920	$—	$80,976
Gross margin	302	11,033	—	11,335	2,130	18,718	—	20,848
Segment (loss) profit (3)	(1,605)	5,370	—	3,765	(2,608)	6,826		4,218
Total assets	4,644	30,768	10,285	45,697	4,644	30,768	10,285	45,697
Capital expenditures	—	80	48	128	—	205	627	832
Depreciation and amortization (2)	64	62	86	212	260	143	533	936

	IT Solutions	Xacta	Other(1)	Total	IT Solutions	Xacta	Other(1)	Total
September 30, 2003
External revenues	$19,116	$11,213	$—	$30,329	$32,007	$30,557	$—	$62,564
Gross margin	2,649	3,716	—	6,365	2,822	9,296	—	12,118
Segment profit (loss)(3)	393	1,889	—	2,282	(714)	516	—	(198)
Total assets	14,113	2,852	20,084	37,049	14,113	2,852	20,084	37,049
Capital expenditures	2	17	30	49	9	34	76	119
Depreciation and amortization(2)	85	59	248	392	246	205	782	1,233

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.
(3)	Segment profit (loss) represents operating income (loss).

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

Note 7. Contingencies

As referenced in Form 10-K for the fiscal year ended December 31, 2003 (Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations), the Company implemented a Discretionary Incentive Bonus Plan (the “Bonus Plan”) and accrued $2.0 million for such period. Based upon current and projected performance, an accrual of $2.0 million for the Bonus Plan was recorded in the third quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Government oversight

As a U.S. Government contractor, the Company is subject to oversight by many agencies and entities of the U.S. Government which may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U. S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. Although the outcome of any investigations or inquiries cannot be predicted, in the opinion of management, which is unaware of any pending investigations and inquiries, to the best of its knowledge, there are no claims, audits or investigations against the Company likely to have a material adverse affect on the Company’s business or its consolidated results of operations, cash flows or financial position.

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

Backlog

The Company’s total backlog was $103.1 million and $51.0 million at September 30, 2004 and 2003, respectively. Backlog was $40.2 million at December 31, 2003, and $52.1 million at June 30, 2004. The total backlog of each of the segments at September 30, 2004 and 2003 was as follows: IT Solutions Group - $7.3 million and $11.0 million, respectively; and Xacta - $95.8 million and $40.0 million, respectively.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	79.0	74.3	80.6
SG&A expenses	23.9	13.5	20.5	19.7

Operating income (loss)	11.9	7.5	5.2	(0.3)
Gain on sale of TelosOK, LLC	—	—	—	16.2
Interest expense	(7.1)	(7.0)	(8.2)	(5.4)

Income (loss) before taxes	4.8	0.5	(3.0)	10.5
Income tax expense	—	(3.8)	—	(5.0)

Net income (loss)	4.8%	(3.3)%	(3.0)%	5.5%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales
IT Solutions Group	$5,695	$19,116	$25,056	$32,007
Xacta	26,015	11,213	55,920	30,557

Total	$31,710	$30,329	$80,976	$62,564

Gross Margin
IT Solutions Group	$302	$2,649	$2,130	$2,822
Xacta	11,033	3,716	18,718	9,296

Total	$11,335	$6,365	$20,848	$12,118

Gross Margin
IT Solutions Group	5.3%	13.9%	8.5%	8.8%
Xacta	42.4%	33.1%	33.5%	30.4%
Total	35.7%	21.0%	25.7%	19.4%

The Company’s sales for the third quarter of 2004 were $31.7 million, an increase of $1.4 million or 4.6% over the third quarter 2003 sales of $30.3 million. Such increase consists of a $14.8 million increase in sales from Xacta, offset by a $13.4 million decrease in sales from the IT Solutions Group. The increase in Xacta sales is primarily attributable to increased sales of its wireless and messaging solutions. The IT Solutions group continues to perform in accordance with the Company’s plans.

The Company’s cost of sales for the third quarter of 2004 was $20.4 million, a decrease of $3.6 million compared to the same period in 2003.

The Company’s gross profit for the third quarter in 2004 increased by $5.0 million to $11.3 million compared to the same period in 2003. Gross margin increased to 35.7% from 21.0% in the comparable period in 2003. The wireless and messaging business areas yielded higher than expected margins due to the sale of Xacta developed solutions that are core to the businesses. The Company has modified the business model with the IT Solutions Group. This change resulted in decreased revenue but consistent margins from year to year although quarterly margins may vary depending on customer requirements.

The Company’s selling, general, and administrative expense (“SG&A”) for the third quarter of 2004 was $7.6 million, an increase of approximately $3.5 million or 85.4% compared to the same period in 2003, due primarily to the bonus accrual recorded in the third quarter of 2004.

The Company’s operating income for the third quarter of 2004 was $3.8 million, an increase of $1.5 million compared to $2.3 million of operating income in the same period in 2003.

The Company’s interest expense increased by approximately $95,000 to $2.2 million in the third quarter in 2004 compared to the same period in 2003.

The Company recorded a provision for income taxes for the quarter ended September 30, 2004 and 2003 of $0 and $1.1 million, respectively. The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2003. The Company maintained its full valuation position during the quarter ended September 30, 2004.

The Company’s net income for the third quarter of 2004 was $1.5 million, an increase of $2.5 million compared to $1.0 million net loss in the same period in 2003.

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

At September 30, 2004, the Company had outstanding debt and long-term obligations of $97.6 million, consisting of $10.0 million under the Facility, $5.2 million in subordinated debt, $10.4 million in capital lease obligations and $72.0 million in preferred stock classified as liability in accordance with FAS 150.

Based on current requirements, management considers the Company’s borrowing capacity sufficient to fund its capital and liquidity needs.

Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill that matures on October 21, 2005. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivables. The amount of borrowings fluctuates based on the eligible underlying asset borrowing base, as defined in the Facility agreement. Unused borrowing availability on the Facility was $765,000 at September 30, 2004; however, such availability fluctuates on a daily basis based on the amount of underlying assets in the borrowing base. Interest on the Facility is charged at 1.25% over the Wells Fargo prime rate (as of September 30, 2004 the Wells Fargo prime rate was 4.75%), or 5.75%, whichever is higher.

The Facility has various covenants, which, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on EBITDA as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2005. For the quarter ended September 30, 2004, the Company was in compliance with the covenants contained in the Facility.

For the nine months ended September 30, 2004, cash used by operating activities was $2.9 million. Cash used in investing activities was approximately $.8 million. Cash provided in financing activities was approximately $3.7 million.

Senior Subordinated Notes

The Company’s subordinated notes (“Notes”) totaled $5.2 million at September 30, 2004. These Notes bear interest at rates between 14% and 17%, due and payable on October 31, 2005. During the first nine months of 2004, the Company paid $567,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $12.7 million at September 30, 2004. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At September 30, 2004, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $72.0 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first nine months of 2004, the Company recorded $3.2 million of dividends on the two classes of redeemable preferred stock. Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is due on October 31, 2005. Subject to numerous preconditions and restrictions, more specifically set forth below, redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock based upon its interpretation of restrictions in its corporate charter, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the $22.5 million Facility entered into with Wells Fargo Foothill, other senior obligations, and limitations pursuant to Maryland law. Pursuant to the terms of the Public Preferred Stock, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. In accordance with such terms, the Public Preferred Stock, which has a 20 year maturity, is scheduled to be redeemed on the 16th, 17th, 18th, and 19th anniversaries of November 21, 1989, leaving 20% to be redeemed at maturity. Due to its present substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, corporate charter restrictions and prohibitions, and provisions of Maryland law, and assuming sufficient liquidity to undertake any such stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock.

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

None of the Company’s present directors has any material financial interest in any holder of the Senior Redeemable Preferred Stock or the Subordinated Notes. Also, other than directors fees and stock options received for their service as members of the Board of Directors of the Company or fees for service as members of the Company’s Proxy Board, none of the non-executive directors receive any consulting or advisory fees or other compensation from the Company or any of its subsidiaries. Subject to further review, the full Board will continue to address the Company’s capital structure and any recommendations of the professional service providers pertaining thereto.

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

A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions which may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with its partners and suppliers.

While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur the Company’s operating results could be adversely impacted.

Due to heightened security awareness and the ongoing military and peacekeeping actions in Iraq and Afghanistan, all U.S. Government programs, especially those pertaining to national security, have been subject to extensive review and reprioritization as evidenced by the Homeland Defense Act, and the continued funding requirements of the U.S. activities in Iraq and Afghanistan. While the Company believes its products and services are well positioned to benefit from such reprioritization of U.S. Government demands, the magnitude of recent and prospective events pertaining to national security serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

In addition, as a high percentage of the Company’s revenue is derived from business with the U.S. Government, the Company’s operating results could also be adversely impacted should the U.S. Government’s annual budget not be approved in a timely fashion.

The Company has many patents and patents pending, trademarks and copyrights and other valuable proprietary information and has taken reasonable and prudent steps to protect its intellectual property. With regard to the Company’s wholly-owned subsidiary, Xacta, whose software products require constant monitoring as it develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. All of the Company’s propriety solutions require constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company’s ownership of its intellectual property and propriety solutions could materially and adversely impact the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1.25% over the Wells Fargo prime rate (as of September 30, 2004 the Wells Fargo prime rate was 4.75%), or 5.75%, whichever is higher. The weighted average interest rates for the first nine months of 2004 and 2003 were 6.3% and 6.8%, respectively. The Facility had an outstanding balance of $10.0 million at September 30, 2004.

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

The Company intends to continue its diligent review and evaluation of the design and effectiveness of the controls, with the intention of continuous improvements to such controls, and to correct in a timely manner any significant deficiencies and material weaknesses that may be discovered. The Company’s goal is to provide senior management with detailed information and timely access to all material information concerning the business. While the Company believes the present design of its disclosure controls and procedures effectively achieves its objectives, additional regulatory requirement and future unforeseen events may cause the Company to significantly modify such disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of any such litigation cannot be predicted with certainty, the final outcome of any such known matters will not, based upon all available information and to best of its knowledge, have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3. Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At September 30, 2004, total undeclared unpaid dividends accrued for financial reporting purposes are $5.1 million for the Series A-1 and A-2 Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). Dividends are payable by the Company, provided that the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995 the Company has accrued $36.9 million as of September 30, 2004.

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

Date: November 22, 2004	TELOS CORPORATION

/s/ EDWARD L. WILLIAMS
Edward L. Williams Interim Chief Financial Officer (Principal Financial Officer & Principal Account Officer)