Form 10-K
period 2004-12-31
TELOS CORP
filed 2005-04-18
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8443

TELOS CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19886 Ashburn Road, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 724-3800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004: Not applicable

As of April 15, 2005, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

Special Note Regarding Forward-Looking Statements

This annual report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, in the future the Company, and others on its behalf, may make statements that constitute forward-looking statements. Such forward-looking statements may include, without limitation, statements relating to the Company’s plans, objectives or goals; future economic performance or prospects; the potential effect on the Company’s future performance of certain contingencies; and assumptions underlying any such statements.

Words such as “believes,” “anticipates,” “expects,” “intends” and “plans” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company does not intend to update these forward-looking statements except as may be required by applicable laws.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved. The Company cautions you that a number of important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. These factors include (i) market and interest rate fluctuations; (ii) the effects of, and changes in, fiscal, monetary, trade and tax policies, and currency fluctuations; (iii) political and social developments, including war, civil unrest or terrorist activity; (iv) the ability to maintain sufficient liquidity and access to capital markets; (v) operational factors such as systems failure, human error, or the failure to properly implement procedures; (vi) actions taken by regulators with respect to our business; (vii) the effects of changes in laws, regulations or accounting policies or practices, (viii) competition in geographic and business area in which the Company conducts its operations; (ix) the ability to retain and recruit qualified personnel; (x) the ability to maintain its reputation and promote its products and services; (xi) the ability to increase market share and control expenses; (xii) technological changes; (xiii) the timely development and acceptance of its products and services and the perceived overall value of these products and services by users; (xiv) acquisitions, including the ability to integrate successfully acquired businesses; (xv) the adverse resolution of litigation and other contingencies; and (xvi) its success at managing the risks involved in the foregoing.

The Company cautions you that the foregoing list of important factors is not exclusive; when evaluating forward-looking statements, you should carefully consider the foregoing factors and other uncertainties and events, as well as the risks identified in its most recent filings with the United States Securities and Exchange Commission.

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

Since 1996, Telos has sold a number of business units that were determined as no longer material to its evolving operational objectives and strategic direction. Most recently, the Company sold its 50% ownership in TelosOK LLC in March 2003. See Note 3 – Sale of TelosOK LLC for more information. In 2002, the Company sold its wholly-owned subsidiary, Telos Corporation-California (TCC) for approximately $20 million. See Note 4 – Sale of Telos Corporation (California).

The Company also owns 21.5%, on a fully diluted basis, of Enterworks, Inc. (“Enterworks”). See Note 2 – Investment in Enterworks for more information.

Reportable Operating Segments

For the year ended December 31, 2004, Telos generated revenue of $116.7 million. As of December 31, 2004, the Company’s operations are comprised of two operating segments, IT Solutions Group and Xacta. Descriptions for each of these operating segments are as follows:

The IT Solutions Group: develops, markets and sells integration services which address a wide range of Government Information Technology (IT) requirements. Offerings consist of innovative IT solutions consisting of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. The IT Solutions Group also provides general IT consulting and integration services in support of various U.S. Government customers. For 2004, the IT Solutions Group generated revenue of $31.9 million, which represents 27.4% of total revenue.

Xacta: develops, markets and sells government-validated secure enterprise solutions to the U.S. Government, financial institutions and other large commercial organizations, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Enterprise Credentialing solutions, Information Security Consulting services and IT Security Management software solutions. For 2004, Xacta generated revenue of $84.8 million, which represents 72.6% of total revenue.

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

The entire range of Telos’ services and solutions are offered to U.S. Government agencies and state and local governments. Accordingly, the Company must maintain expert knowledge of federal, state and local agency policies, procedures and operations. The Company’s products and services for U.S. Government agencies in many instances combine a wide range of skills drawn from each of its major product and service offerings. The Company’s commercial client base presently consists of financial institutions that have purchased Xacta’s solutions and other large commercial organizations.

Decisions regarding contract awards by the Company’s U.S. Government customers typically are based upon an assessment of the quality of Telos’ past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

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

The majority of the Company’s business is awarded through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions such as schedule, specifications, delivery and payment. However, with respect to bids for U.S. Government proposals, in most cases the customer specifies the terms, conditions and form of the contract. In situations where the customer-imposed contract type and/or terms appear to expose the Company to inordinate or unquantifiable risk, the Company may seek alternate arrangements or opt not to bid for such potentially high risk work.

Essentially all contracts with the United States Government, and many contracts with state and local government agencies, permit the customers to terminate the contract at any time at their convenience or for default by the contractor. The Company acknowledges the risk that such terminations may occur and accordingly have a material, adverse impact on operations. Throughout the Company’s 35 years in business, such terminations have been rare and, generally, have not materially and adversely affected operations. As with other companies that do business with the U.S. Government, the Company’s business is subject to congressional and departmental funding decisions and actions that are therefore beyond its control. The Company’s contracts and subcontracts are generally composed of a wide range of contract vehicles including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time and materials contracts. For 2004, the Company’s revenue derived from fixed-price and time and material contracts was 87.8% and 12.2%, respectively.

In 2004, the Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2004		2003		2002
	(amount in thousands)
Department of Defense	$98,384	84.3%	$69,503	78.6%	$58,960	65.2%
Federal Civilian	14,703	12.6%	15,055	17.0%	27,728	30.6%
Commercial	3,617	3.1%	3,885	4.4%	3,829	4.2%

Total	$116,705	100.0%	$88,443	100.0%	$90,517	100.0%

Competition

The segments of the industry in which the Company operates are highly fragmented, based upon the Company’s current market analysis, with no single company or small group of companies in a dominant competitive position. Some of the large competitors offer capabilities in a number of markets that overlap many of the same areas in which the Company offers services, while certain companies are focused upon only one or a few of such markets. Some of the firms that compete with the Company include: Northrop Grumman, Lockheed Martin and General Dynamics, as well as other small and mid-size firms. In addition, Xacta’s business competes with risk and compliance management companies, organizational messaging companies, security consulting organizations, as well as companies that provide secure wireless offerings.

Employees

As of December 31, 2004, the Company employed 434 people. The services which the Company provides require proficiency in many fields, such as computer science, information security and vulnerability testing, wireless networking technologies, physics, engineering, operations research, economics, and business administration. Of the total Company personnel, 31 are in the IT Solutions Group and 284 in Xacta. An additional 119 employees provide corporate, sales and administrative services.

The Company places a high value on its employees and constantly competes for highly skilled professionals in virtually all of its competitive arenas. The success and growth of the Company’s businesses is directly related to its ability to recruit, train, promote and retain highly skilled employees at all levels of the organization. As a result, the Company requires its management to determine through internal resources and practices and through engagement of such professional consultants as may be required, so as to assure that the Company will remain competitive in terms of salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs.

The Company has published policies and procedures that establish high standards for the conduct of its employees in recognition of its highly regulated U.S. Government contractor responsibility and its legal and regulatory requirements. The Company requires each of its employees, consultants, officers, and directors to annually execute and affirm a code of ethics and other corporate compliance policies and procedures. Each employee must annually reaffirm their specific awareness of, and commitment to complying with the corporate code of ethics and related compliance, policies and procedures.

Patents, Trademarks, Trade Secrets and Licenses

Intellectual property is critical to the long-term value and success of the Company and accordingly has invested heavily in intellectual property, in the form of trademarks, service marks, copyrights, patents and other proprietary assets. The Company is committed to vigilant protection of its intellectual property and proprietary information and will use every available resource to protect such investment.

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

At December 31, 2004 and 2003, the Company had total backlog from existing contracts of approximately $106.4 million and $40.2 million, respectively. Of these amounts, approximately $91.8 million and $31.0 million, respectively, were for Xacta’s business with the remaining amount attributed to the IT Solutions Group. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Approximately $97.3 million and $31.8 million of the total backlog was funded backlog at December 31, 2004 and 2003, respectively.

While backlog remains a measurement consideration, in recent years the Company, as well as other U.S. Government contractors, experienced a material change in the manner in which the U. S. Government procures equipment and services. These procurement changes include the growth in the use of General Services Administration (“GSA”) schedules which authorizes agencies of the U.S. Government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees. Such contracts generally require extensive marketing efforts by the multiple awardees to procure such business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that the Company continues to aggressively pursue.

Item 2. Properties

The Company leases 191,700 square feet of space for its corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at the Company’s option. This facility supports all of the Company’s operating segments.

The Company subleases 10,000 rentable square feet of space at the Ashburn, Virginia facility to its affiliate, Enterworks, Inc. which serves as Enterworks’ corporate headquarters and hosts its operating segments. This sublease will expire on December 31, 2005.

The Company leases additional space in 5 separate facilities located in California, New Jersey, the District of Columbia and Germany under various leases expiring through March of 2011.

Item 3. Legal Proceedings

The Company is a party to various lawsuits arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with certainty, the final outcome of such known matters will not, based upon presently available information, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on November 9, 2004. The matters set forth at the meeting for common stockholders were the election of directors and the ratification of certain amendments made to Telos Corporation 1996 Stock Option Plan, the Xacta Corporation 2000 Stock Incentive Plan and the Telos Delaware, Inc. 2000 Stock Incentive Plan.

The holders of Common Stock necessary to constitute a quorum were present either in person or represented by proxy or attorney. John B. Wood, David Borland, Norman P. Byers, Dr. Fred C. Iklé, Robert J. Marino, and Ambassador Langhorne A. Motley were elected directors for a term of one year, a term to expire at the next annual meeting of shareholders upon the election of their successors. The amendments of the Telos Corporation 1996 Stock Option Plan, the Xacta Corporation 2000 Stock Incentive Plan and the Telos Delaware, Inc. 2000 Stock Incentive Plan were approved by the holders of Common Stock.

The matter set forth at the meeting for holders of Public Preferred Stock was the election of 2 Class D directors.

The holders of Public Preferred Stock necessary to constitute a quorum were present either in person or represented by proxy or attorney. Geoffrey B. Baker and Malcolm M.B. Sterrett were elected Class D directors for a term of one year, a term to expire at the next annual meeting of shareholders upon the election of their successors.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for the Company’s Class A or Class B Common Stock. As of December 31, 2004, there were 95 holders of the Company’s Class A Common Stock and 5 holders of the Company’s Class B Common Stock.

No public market exists for the Company’s Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 7 – Redeemable Preferred Stock.

The Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) is traded on the NASDAQ/ OTCBB Exchange. See Note 7 – Redeemable Preferred Stock.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this document.

OPERATING RESULTS

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(amounts in thousands)
Sales (1)	$116,705	$88,443	$90,517	$112,188	$96,881
Operating income (loss)	5,944	(1,943)	(7,596)	5,911	1,174
(Loss) income before income taxes	(2,894)	1,802	(10,835)	1,267	(1,177)
Net (loss) income	(2,953)	(8,685)	4,025	(671)	(1,794)

FINANCIAL CONDITION
	As of December 31,
	2004	2003	2002	2001	2000
	(amounts in thousands)
Total assets (1)	$58,517	$33,611	$45,020	$48,760	$71,781
Senior credit facility (2)	11,416	6,497	6,618	12,387	25,460
Senior subordinated debt (2)	5,179	5,179	5,179	8,179	8,537
Capital lease obligations, long-term (3)	9,727	10,243	10,647	10,722	11,030
Senior redeemable preferred stock (4)	8,175	7,751	7,327	6,903	6,479
Public preferred stock (4)	65,424	59,425	53,561	47,876	42,352

(1)	See Notes 3 & 4 to the Consolidated Financial Statements in Item 8 regarding the sale of TelosOK LLC and Telos Corporation (California)
(2)	See Note 6 the Consolidated Financial Statements in Item 8 regarding debt obligations of the Company.
(3)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During 2004, the Company continued its investment in creating value added solutions to address the ever increasing market for systems integration services and secure enterprise solutions. For example, with the release of Xacta IA ManagerTM Process Enforcer Edition in March of 2004, Xacta built upon the continuous assessment functionality that was introduced in March of 2003. Leveraging the rich IT asset information that can be automatically collected with continuous assessment, Process Enforcer allows for on-going vulnerability management and automated remediation. Additionally, because vulnerabilities can now be actively managed and remediated, Xacta IA Manager will serve to improve the overall security posture of the network, and when fully deployed, will save systems administrators time and effort.

The Company’s secure messaging solution is called the Automated Message Handling System (“AMHS”). AMHS version 2003 is the U.S. Government’s exclusive certified stand-alone messaging application. The AMHS 2003 stand-alone architecture is more efficient and cost effective than competitive client/server architectures as it enables users to access their messages securely from a single server using a simple web browser. In addition to its more intuitive user interface, AMHS 2003 provides outbound message processing and numerous advanced message management capabilities such as retrospective search and simplified user profiling, which functionality is essential to large organizations with time sensitive formal message requirements. This application has been successfully fielded to over 50 critical government organizations. AMHS has been selected by the U.S. Air Force, Army, Navy and Marines (collectively, the “U.S. Military Services”) as their NETCENTRIC Enterprise messaging capability.

In 2004, the Company also made a significant investment in developing new business and establishing critical new contract vehicles with the U.S. Government. Specifically, Telos won a multiple award, multi-year, GWAC IT contract with the U.S. Air Force. This NETCENTS contract is mandated for use by the Air Force. Telos has a number of high profile partners on its NETCENTS team to include Verizon and EDS which will thereby sell their products and services through the NETCENTS contract. NETCENTS will also be an important sales mechanism for Xacta and the IT Solutions Group offerings.

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

In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company has reduced the carrying amounts of Enterworks notes receivable and investment account in Enterworks and Enterworks International to zero, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes receivable and Enterworks investment account. See Note 2 – Investment in Enterworks for more information. Other transactions with Enterworks also have been evaluated, based on the investee relationship and resulted in additional losses being recorded in 2003.

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

Exit from the Systems and Support Services Business

The Company effectively completed its exit from the Systems and Support Services business with the sale of TCC in July 2002. The Systems and Support Services Group was characterized primarily by large, long-term time-and-material services contracts with consistent and predictable revenue and cash flow streams. With the exit from such business, the Company is now more reliant on short term, less predictable revenue and cash flow streams, although with projected higher margins from its realigned business opportunities

The Company sold its 50% share of TelosOK LLC, on March 10, 2003, which is reported in Note 3 - Sale of TelosOK LLC of the Consolidated Financial Statements. The primary business of TelosOK LLC was to provide post-deployment and post-production software and systems development and support services including technology insertion, system redesign and software re-engineering. The largest customer of TelosOK LLC was the U.S. Army’s Communications and Electronics Command (“CECOM”) with significant operations at Ft. Sill in Lawton, Oklahoma. TelosOK LLC’s tasks were performed on a time and materials basis and on a firm fixed-price basis.

Results of Operations

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. The Company’s revenues are generated from a number of contract vehicles and task orders. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. The Company’s firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The Company’s time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2004, revenue by contract type was as follows: firm fixed-priced 87.8%, and time and materials, 12.2%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
	(dollar amounts in thousands)
Sales	$116,705	100.0%	$88,443	100.0%	$90,517	100.0%
Cost of sales	88,088	75.5	71,359	80.7	79,457	87.8
Selling, general and administrative expenses	22,673	19.4	19,027	21.5	18,656	20.6

Operating (loss) income	5,944	5.1	(1,943)	(2.2)	(7,596)	(8.4)
Gain from sale of 50% interest in TelosOK LLC	—	—	10,121	11.4	—	—
Losses from affiliates	—	—	(848)	(0.9)	(901)	(1.0)
Other income	18	—	14	—	10	—
Interest expense	(8,856)	(7.6)	(5,542)	(6.3)	(2,348)	(2.6)

Income (loss) before income taxes	(2,894)	(2.5)	1,802	2.0	(10,835)	(12.0)
Income tax provision (benefit)	59	—	11,487	12.9	(3,361)	(3.7)

Loss from continuing operations	(2,953)	(2.5)	(9,685)	(10.9)	(7,474)	(8.3)
Loss from discontinued operations	—		—	—	(1,078)	(1.2)
Gain on sale of TCC	—	—	1,000	1.1	12,577	13.9

Net (loss) income	$(2,953)	(2.5)%	$(8,685)	(9.8)%	$4,025	4.4%

Financial Data by Operating Segment

The Company has two reportable operating segments: IT Solutions Group and Xacta. Prior to December 2004, the Company had two operating segments, the Product Group and the Xacta Group. Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

	Year Ended December 31,
	2004	2003	2002
	(dollar amounts in thousands)
Sales:
IT Solutions and other services	$31,933	$41,722	$52,090
Xacta	84,772	46,721	38,427

Total	$116,705	$88,443	$90,517

Gross Profit:
IT Solutions and other services	$3,619	$954	$(272)
Xacta	24,998	16,130	11,332

Total	$28,617	$17,084	$11,060

Gross Profit Percentage:
IT Solutions and other services	11.3%	2.3%	(0.5)%
Xacta	29.5%	34.5%	29.5%
Total	24.5%	19.3%	12.2%

Results of Continuing Operations

Years ended December 31, 2004, 2003 and 2002

Revenues. Revenues increased by 32.0% to $116.7 million for 2004, and decreased 2.3% from $90.5 million for 2002 to $88.4 million for 2003. The increase in revenues from 2003 to 2004 period includes a decrease of $9.8 million in the IT Solutions Group’s sales and an increase of $38.1 million in Xacta’s sales. The decrease in revenues from 2002 to 2003 period includes a $10.4 million decrease in the IT Solutions Group’s sales, and an increase of $8.3 million in Xacta. The IT Solutions Group’s decrease in revenues is due primarily to its decline in reselling sales and information technology services. Xacta’s increase in revenue was primarily due to a significant increase in sales of its organizational messaging and deployable maintenance solutions, as well as increased orders for its information security products and solutions.

Cost of sales. Cost of sales increased 23.4% to $88.1 million for 2004 and decreased 10.2% from $79.5 million for 2002 to $71.4 million for 2003. Cost of sales as a percentage of sales decreased from 87.8% for 2002 to 80.7% for 2003 and 75.5% for 2004. The decrease in cost of sales as a percentage of sales was primarily attributable to the increase in higher margin business lines of Xacta, combined with a reduction in overhead expenses. In addition, the 2003 cost of sales included a credit of $1.1 million settlement received in July 2003, as a result of litigation against a former business partner. During 2002, the Company recognized inventory obsolescence charges of $2.2 million consisting primarily of $1.7 million to adjust certain software inventory to market value. This charge was taken due to the age of the inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory. Such obsolescence charge was included in cost of goods sold during the month of September 2002.

Gross profit. Gross profit increased 54.5% from $11.1 million for 2002 to $17.1 for 2003, and 67.5% to $28.6 million for 2004. The increase is primarily attributable to the above-referenced favorable change in revenue mix from lower margin sales to higher margin business.

Losses from affiliates. For 2003, the Company recorded $848,000 of losses from affiliates, which included the write-down of the $500,000 investment in Enterworks International, and expenses of $900,000 related to rent and services provided to Enterworks pursuant to an earn-out provision of a two-year Original Equipment Manufacturer (OEM) software license agreement with Enterworks, see Note 2 – Investment in Enterworks. Such losses were partially off-set by a $556,000 cash distribution received from TelosOK. For the comparable period in 2002, the Company recorded $901,000 of losses from affiliates, principally consisting of reserves of $1.5 million on Enterworks notes due to the application of the equity method of accounting in accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” whereby, the Company reduced the carrying amounts of Enterworks notes receivable and investment account to zero during 2001 and 2002, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes receivable and the Enterworks investment account. See Note 2 – Investment in Enterworks for more information.

Selling, general, and administrative expenses. Selling, general, administrative expenses increased 2.0% from $18.7 million for 2002 to $19.0 million for 2003, and 19.2% to $ $22.7 million for 2004. Such increases are attributable to an increase in bonus accruals, offset by various cost reduction measures and a decrease in severance costs.

Interest expense. Interest expense increased 136.0% from $2.3 million for 2002 to $5.5 million for 2003, and 59.8% to $8.9 million for 2004. Such increase is primarily due to the reclassification of preferred stock dividends and accretion as interest in accordance with FAS150, which was effective July 1, 2003. Components of interest expense are as follows:

	December 31,
	2004	2003	2002
	(amounts in thousands)
Commercial interest incurred	$2,432	$2,386	$2,955
Preferred stock interest accrued	6,424	3,156	—
Interest reclassified to discontinued operations	—	—	(607)

Total	$8,856	$5,542	$2,348

Provision for income taxes. The Company recorded a provision (benefit) for income taxes of $59,000, $11.5 million, and $(3.4) million for 2004, 2003 and 2002, respectively. The income tax provision of $59,000 for 2004 represents primarily the federal alternative minimum tax and certain state income tax liabilities. In 2003, the Company recorded an income tax provision of $11.5 million, primarily based on the Company’s assessment that the realization of its deferred tax assets did not meet the “more likely than not” criterion under SFAS 109, “Accounting for Income Taxes.” The income tax benefit for 2002 was primarily due to the net operating loss carryforwards associated with the losses generated by the Company.

Discontinued Operations

Telos Corporation-California:

The Company reported a gain of $1.0 million, which represents a release of $1.0 million held in escrow, and $12.6 million for the sale of TCC in 2003 and 2002, respectively. An additional $0.8 million was released from escrow during 2004, and another $0.8 million is to be released during 2007. Additionally, the Company reported a loss from discontinued operations of $1.1 million and $2.2 million in 2002 and 2001, respectively. See Note 4 – Sale of Telos Corporation (California).

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. In April 2005, the Facility was renewed to include amended terms, primarily a revolving line limit of $15 million and an interest rate of Wells Fargo “prime rate” plus 1%, and extended to mature on October 21, 2008. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable. The amount of available borrowings fluctuates based upon the eligible underlying asset borrowing base, as defined in the Facility agreement. The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and operating earnings. Certain financial covenants were amended and restated to more accurately reflect the Company’s future performance based upon revised projections. Since the financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement, and as of December 31, 2004, the Company is in compliance with its covenants pursuant to the Facility. At December 31, 2004, the Company had outstanding borrowings of $11.4 million and unused borrowing availability of $6.4 million on the Facility. As of December 31, 2004, the interest rate on the Facility was 6.5%.

Cash used by operating activities was $2.5 million in 2004, due primarily to the operating losses the Company incurred during the year. Cash used in investing activities was $1.9 million in 2004. The Company generated cash for financing activities in the amount of $4.4 in 2004, primarily due to borrowings from the Facility offset by payments made to reduce capital lease obligations.

Management believes that the borrowing capacity under its present Facility is sufficient to fund its capital and liquidity needs for the foreseeable future.

Senior Subordinated Notes

The Company’s subordinated notes (“Subordinated Notes”) are held principally by common shareholders and totaled $5.2 million at December 31, 2004. These subordinated notes bear interest at rates between 14% and 17%, due and payable on October 31, 2008. During 2004, the Company paid $757,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $13.3 million at December 31, 2004. See Note 6 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At December 31, 2004 the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $73.6 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During 2004, the Company recorded $4.2 million of dividends on the two classes of redeemable preferred stock.

Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is due on October 31, 2005. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Consistent with the recapitalization or restructuring referenced in Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Senior Redeemable Preferred Stock on a long-term basis, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” by utilizing excess availability on the Facility.

Mandatory redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Consistent with the recapitalization or restructuring referenced in Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due after 2005, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement.

The Company has noted in previous filings (see Form 10-Q for the period ending September 30, 2003 – Reclassifications) that its ability to successfully restructure its debt obligations could affect the Company’s future operating results and that for a variety of reasons, the Company believes it will more likely than not be unable to meet the redemption schedule set forth in the terms of the Company’s Public Preferred Stock instrument.

In its continuing effort to address the Company’s capital structure, and the adverse impact of SFAS 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which reclassified the redeemable preferred stock from equity to liability (see Note 7 - Redeemable Preferred Stock), on November 23, 2004, the Company’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the capital stock of the Company. The independent committee was created in order to address the unsuccessful restructuring efforts of the Board of Directors and management, undertaken pursuant to the resolution of the Board of Directors detailed in Form 8-K dated March 26, 2004. In January 2005, the independent committee informed the Board of Directors that it had retained legal counsel and engaged a financial advisor and had initiated its deliberations.

To the best of its knowledge, after diligent inquiry, none of the Company’s present directors has disclosed any material financial interest with any holder of the Senior Redeemable Preferred Stock or the Subordinated Notes. Also, other than directors fees and stock options received for their service as members of the Board of Directors of the Company or fees for service as members of the Company’s Proxy Board, none of the non-executive directors receive any consulting or advisory fees or other compensation from the Company or any of its subsidiaries.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at December 31, 2004, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in millions):

	Total	Payments due by Period
		2005	2006 - 2008	2009 - 2011	2012 and later
Long term debt	$16,595	$—	$16,595	$—	$—
Capital lease obligations	19,020	1,777	5,170	4,998	7,075
Operating lease obligations	2,518	458	1,304	756	—
Senior preferred stock (1)	8,175	—	8,175	—	—
Public preferred stock redemption (2)	65,424	—	39,254	26,170	—

Total	$111,732	$2,235	$70,498	$31,924	$7,075

(1)	includes dividends accrual
(2)	includes dividends and accretion accrual, scheduled to be redeemed as stated above

Capital Expenditures

Capital expenditures for property and equipment were $1.9 million in 2004, $335,000 in 2003 and $338,000 in 2002. The Company presently anticipates capital expenditures of approximately $2.0 million in 2005; however, there can be no assurance that this level of capital expenditures will occur.

Capital Leases and Related Obligations

The Company has various lease agreements for property and equipment that, pursuant to FAS 13 “Accounting for Leases,” require the Company to record the present value of the minimum lease payments for such equipment and property as an asset in the Company’s consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No.123(R), “Share Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. The Company currently accounts for shared-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognizes no compensation cost for employee stock options. The Company is in the process of determining which transitional method it will elect upon the adoption of SFAS No. 123(R).

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights nor has equity investors providing sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Generally, the interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003, for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. As a result of the adoption of this standard, Enterworks International, Inc. is required to be consolidated. See Note 2 – Investment in Enterworks.

Certain Factors That May Affect Future Results

The following important factors could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions which, in the present economic environment, may include, and adversely affect, the cost and continued availability of the Company to secure adequate capital and financing to support its business; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with its partners and suppliers.

While in the past the Company has experienced very minimal contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company’s operating results could be adversely impacted.

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

The Company has many patents and patents pending, trademarks, trade secrets, copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to protect its intellectual property. With regard to the Company’s wholly owned subsidiary, Xacta, whose software products require constant monitoring as it routinely develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. All of the Company’s propriety solutions require constant oversight with regard to the development and protection of their respective intellectual property. Accordingly, any event that brings into question the Company’s ownership of its intellectual property could, therefore, materially and adversely impact the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1.25% over the Wells Fargo “prime rate” (as of December 31, 2004 the Wells Fargo “prime rate” was 5.25%), or 5.75%, whichever is higher. The weighted average interest rate of the Facility in 2004 was 6.51%. The Facility had an outstanding balance of $11.4 million at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

We have audited the accompanying consolidated balance sheet of Telos Corporation and subsidiaries (Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2003, and for each of the two years in the period then ended, were audited by other auditors whose report dated April 14, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Goodman & Company, LLP

Norfolk, Virginia

April 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Telos Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders’ deficit present fairly, in all material respects, the financial position of Telos Corporation and its subsidiaries (“the Company”) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 7, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Accordingly, the Company changed its method of accounting for its Senior Redeemable Preferred Stock and Public Preferred Stock.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

April 14, 2004

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
Revenue	$116,705	$88,443	$90,517
Costs and expenses
Cost of sales	88,088	71,359	79,457
Selling, general and administrative expenses	22,673	19,027	18,656

	110,761	90,386	98,113

Operating income (loss)	5,944	(1,943)	(7,596)
Other income (expenses)
Non-operating income	18	14	10
Losses from affiliates	—	(848)	(901)
Gain from sale of 50% interest in TelosOK LLC	—	10,121	—
Interest expense	(8,856)	(5,542)	(2,348)

(Loss) income before income taxes	(2,894)	1,802	(10,835)
Provision (benefit) for income taxes	59	11,487	(3,361)

Loss from continuing operations	(2,953)	(9,685)	(7,474)

Discontinued operations: (Note 4)
Loss from discontinued operations (net of tax)	—	—	(1,078)
Gain on sale of TCC	—	1,000	12,577

Net (loss) income	(2,953)	(8,685)	4,025
Accretion and dividends of redeemable preferred stock	—	(3,133)	(6,109)

Net loss attributable to common equity	$(2,953)	$(11,818)	$(2,084)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2004	2003
Current assets
Cash and cash equivalents (includes restricted cash of $54 at December 31, 2004 and 2003)	$67	$64
Accounts receivable, net of reserve of $540 and $487, respectively	31,672	17,232
Inventories, net of obsolescence reserve of $83 and $546, respectively	14,272	3,967
Other current assets	1,594	2,068

Total current assets	47,605	23,331

Property and equipment
Furniture and equipment	8,224	7,025
Leasehold improvements	605	441
Property and equipment under capital leases	14,378	14,377

	23,207	21,843
Accumulated depreciation and amortization	(13,141)	(12,475)

	10,066	9,368

Other assets	846	912

Total assets	$58,517	$33,611

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS’ DEFICIT

	December 31,
	2004	2003
Current liabilities
Accounts payable	$22,029	$8,392
Accrued compensation and benefits	7,838	5,520
Deferred revenue	9,238	8,296
Current portion, capital lease obligations	517	457
Other current liabilities	2,118	2,042

Total current liabilities	41,740	24,707

Senior credit facility	11,416	6,497
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,727	10,243
Senior redeemable preferred stock (Note 7)	8,175	7,751
Public preferred stock (Note 7)	65,424	59,425

Total liabilities	141,661	113,802

Stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 21,171,202 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Capital in excess of par	—	—
Accumulated deficit	(83,222)	(80,269)

Total stockholders’ deficit	(83,144)	(80,191)

	$58,517	$33,611

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Loss from continuing operations	$(2,953)	$(9,685)	$(7,474)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Gain from on sale of 50% interest in TelosOK LLC	—	(10,121)	—
Dividends and accretion of preferred stock as interest expense	6,424	3,155	—
Depreciation and amortization	1,418	1,587	1,784
Provision for inventory obsolescence	—	664	2,236
Provision for doubtful accounts receivable	54	173	470
Deferred income tax provision (benefit)	—	11,477	(3,912)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(14,494)	1,415	(268)
(Increase) decrease in inventories	(10,515)	(3,379)	204
Decrease (increase) in other assets	540	(489)	(1,798)
Increase in accounts payable and other liabilities	17,021	904	507

Cash used in continuing operating activities	(2,505)	(4,299)	(8,251)
Cash used in discontinued operating activities	—	—	(1,092)

Net cash used in operating activities	(2,505)	(4,299)	(9,343)

Investing activities:
Net proceeds from sale of TelosOK LLC	—	3,994	—
Net proceeds from sale of TCC	—	1,000	18,586
Purchase of property and equipment	(1,906)	(335)	(338)

Cash (used in) provided by continuing operations investing activities	(1,906)	4,659	18,248
Cash used in discontinued investing activities	—	—	—

Net cash (used in) provided by investing activities	(1,906)	4,659	18,248

Financing activities:
Proceeds from (payments on) Senior Credit Facility, net	4,919	(121)	(5,769)
Repayment of Series C Subordinated Note	—	—	(3,000)
(Decrease) increase in book overdrafts	(48)	(178)	501
Payments under capital lease obligations	(457)	(355)	(394)

Cash provided by (used in) financing activities	4,414	(654)	(8,662)

Increase (decrease) in cash and cash equivalent	3	(294)	243
Cash and cash equivalents at beginning of the year	64	358	115

Cash and cash equivalents at end of year	$67	$64	$358

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,432	$2,413	$3,094

Income taxes	$91	$18	$28

Supplemental disclosure of noncash investing:
Equipment acquired under capital lease obligations	$—	$—	$390

Noncash:
Interest on redeemable preferred stock	$6,424	$3,155	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Capital In Excess of Par	Stockholders Accumulated Deficit	Total Deficit
Balance December 31, 2001	$65	$13	$6,127	$(66,366)	$(60,161)

Senior redeemable preferred stock dividend	—	—	—	(424)	(424)
Public preferred stock dividend	—	—	—	(3,823)	(3,823)
Public preferred stock accretion	—	—	—	(1,862)	(1,862)
Net income for the year	—	—	—	4,025	4,025

Balance December 31, 2002	$65	$13	$6,127	$(68,450)	$(62,245)

Senior redeemable preferred stock dividend	—	—	—	(211)	(211)
Public preferred stock dividend	—	—	—	(1,912)	(1,912)
Public preferred stock accretion	—	—	—	(1,011)	(1,011)
Sale of Telos OK LLC	—	—	(6,127)	—	(6,127)
Net loss for the year	—	—	—	(8,685)	(8,685)

Balance December 31, 2003	$65	$13	$—	$(80,269)	$(80,191)
Net loss for the year	—	—	—	(2,953)	(2,953)

Balance December 31, 2004	$65	$13	$—	$(83,222)	$(83,144)

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

Since 1996, Telos has sold a number of business units that were no longer a part of its strategic plan. These businesses were: Telos Consulting Services, Telos Information Systems, Telos Field Engineering and Telos Corporation (California). In 2003, the Company sold its 50% interest in TelosOK LLC for consideration of $4.0 million. Refer to Note 3 - Sale of TelosOK LLC for more information. These business dispositions and ventures have enabled Telos to reduce corporate indebtedness from a high of $56.9 million in 1997 to $16.6 million at December 31, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Telos Corporation and its wholly owned subsidiaries including Xacta Corporation and Telos Delaware, Inc. (collectively, the “Company”). The accounts of the Company’s investment in Enterworks, Inc. (“Enterworks”) have been deconsolidated as of December 30, 1999, and therefore have been removed from the consolidated balance sheet and statement of changes in stockholders equity. The Company has applied the equity method of accounting for the remaining Enterworks investment. In December 2003, the Company purchased a 50% interest in Enterworks International, Inc. which, at the time of the transaction, was a wholly-owned subsidiary of Enterworks. Enterworks International is considered a variable interest entity of Telos and, therefore, is required to be consolidated. See Note 1 – Accounting Changes and Note 2 – Investment in Enterworks. Significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements include contract percentage-of-completion methodology, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, employee benefits, property and equipment and other noncurrent assets, including software development costs. Actual results could differ from those estimates.

Revenue Recognition

The majority of the Company’s sales are made directly or indirectly to the U.S. Government. For time-and-materials contracts, revenue is recognized as services are performed and costs are incurred. Revenue from fixed-price services contracts is generally recognized over the contract term using the percentage-of-completion method. Product reselling revenue is generally recognized as products are delivered to customers, although certain revenue recognition practices are dependent upon contract terms. Revenue for maintenance contracts is recognized over the term of the maintenance contracts. Any required loss provisions for contracts are recorded at the time such losses are identified. Revenue generated from software subscription contracts is recognized ratably over the subscription period, generally up to 3 years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable, to the extent that availability of funds exists on the Company’s revolving credit facility.

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the first-in, first-out method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories, net of accumulated amortization, also include spare parts of $597,000 and $788,000 at December 31, 2004 and 2003, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over four to five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company’s overall obsolescence experience and its assessment of future inventory requirements. The Company’s cost of sales includes charges for inventory obsolescence of $2.2 million during 2002, consisting primarily of a $1.7 million charge taken in September 2002 and included in the IT Solutions Group cost of goods sold. This charge was taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $14.5 million and $5.6 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, it is management’s judgment that the Company is fully reserved for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance End of Year
Year Ended December 31, 2004	$546	$—	$(463)	$83
Year Ended December 31, 2003	$2,291	$664	$(2,409)	$546
Year Ended December 31, 2002	$884	$2,236	$(829)	$2,291

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

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Assets

The balance as of December 31, 2004 consists primarily of certain escrow deposits related to the sale of TCC. See Note 4 – Sale of Telos Corporation (California).

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The Company provides a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized.

Stock Based Compensation and New Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. The Company currently accounts for shared-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognizes no compensation cost for employee stock options. The Company is in the process of determining which transitional method it will elect upon the adoption of SFAS No. 123(R).

The Company has applied the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the Company has provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 8).

The Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted.

Had the Company recorded compensation cost consistent with SFAS No. 123 methodology, net income (loss) would have been:

	December 31,
	2004	2003	2002
	(amounts in thousands)
Net (loss) income, as reported	$(2,953)	$(8,685)	$4,025
Deduct: Net stock-based employee compensation expense determined under fair value based method	(247)	(271)	(724)

Pro forma net (loss) income	$(3,200)	$(8,956)	$3,301

Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

Expected dividend yield	—	—	—
Expected stock price volatility	—	—	—
Risk free interest rate	2.65%	—	3.46%
Expected life of options	4.0 yrs	—	3.8 yrs
Weighted-average fair value of options granted	$0.07	—	$0.24

Research and Development

The Company charges all research and development costs to expense as incurred. For software research and development expenses, such costs are capitalized once technological feasibility is reached. During 2004, 2003, and 2002, the Company incurred approximately $0.8 million, $0.9 million and $1.4 million in research and development salary costs, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2004, 2003 and 2002 financial statements to conform to the current period presentation. Additional material reclassifications had been required in order to conform to the recent accounting pronouncements of FAS 150 (as discussed below and in Note 7 – Redeemable Preferred Stock).

Accounting Changes

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights nor has equity investors providing sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Generally, the interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003, for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. As a result of the adoption of this standard, Enterworks International, Inc. is required to be consolidated. See Note 2 – Investment in Enterworks.

Note 2. Investment in Enterworks

As of December 31, 2004, the Company owns 17,153,059 shares of Enterworks, Inc. (“Enterworks”)’s common stock and holds warrants to purchase 4,499,997 underlying common stock shares. This equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB18.

The Company also owns notes receivable from Enterworks totaling $3,260,000. Such notes were received in exchange for rent and professional services performed by the Company pursuant to a lease and an inter-company services agreement. In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company has reduced the carrying amounts of the notes to zero during 2004 and 2003, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes. All of such notes issued to the Company in 2003 and 2002 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks bankruptcy protection.

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

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks, which, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. In December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, in exchange for a one-time fixed fee of $300,000, Enterworks shall provide the Company with maintenance and OEM technical product support for two years, commencing in January of 2005; and for $15,000 per month thereafter. The one-time fixed fee will be amortized over two years.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), as a fixed asset. In accordance with APB 18 and EITF 98-13, the Company has accounted for both the investment in Enterworks International and the SLA as losses from affiliates in 2003. As such, losses from affiliates for 2003 amounted to $1.4 million. In 2004, as a result of the adoption of FIN 46, Enterworks International’s operating costs were consolidated.

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

Note 4. Sale of Telos Corporation (California) and Subsequent Event

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation (California) (“TCC”) to L-3 for a purchase price of approximately $20 million which included: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account, $1.0 million of which was released and paid in October 2003 and the remaining $1.0 million was released and paid in February 2005. During the 30-month period after July 19, 2002, the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 per the terms and conditions of the mutually agreed upon dispute resolution process; and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million of such hold-back was released and paid in August 2002, $0.8 million paid in August 2004 with the remaining $0.8 million scheduled to be released in 2007. The resulting gain of $10.9 million included the write-off of $2.5 million of goodwill previously recorded for TCC.

According to the Stock Purchase Agreement, the purchase price was to be increased or decreased on a dollar for dollar basis by the amount by which the closing date net assets deviated from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. Such amount was invoiced by the Company and collected in October 2002 from L-3. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company adjusted the gain by $2.3 million to $13.2 million. The Company recognized a bonus accrual for certain key employees considered critical to the sale in the amount of $560,000 and, accordingly, the gain was adjusted to $12.6 million. In accordance with the Company’s Senior Credit Facility, proceeds from the sale were used to pay down the Company’s Facility.

As additional consideration for the sale of the shares of TCC, the Company and its affiliates committed to certain “Non-Compete” and “Non-Solicitation” provisions relating primarily to the business and employees associated with its TCC/Ft. Monmouth operations.

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of operations and the net results of these operations have been reported separately as “Income (loss) from discontinued operations.” Results from discontinued operations are reported net of tax benefit of $761,000 for the year 2002. Also included in the discontinued results from operations is allocated interest expense of $608,000 for the year 2002. Interest has been allocated based on the net assets of the discontinued operation in relation to the Company’s consolidated net assets plus non-specific debt. TCC had revenue of $24.7 million for the year 2002.

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government, and state and local governments accounted for 96.9%, 95.6% and 95.8% of consolidated revenue in 2004, 2003, and 2002, respectively. Total consolidated revenue derived from the U.S. Government for 2004 includes 84.3% of revenue from contracts with the Department of Defense agencies, and 12.6% or revenue from Federal Civilian Agencies. As the Company’s primary customer base is agencies of the U.S. Government, the Company has a concentration of credit risk associated with its accounts receivable. While the Company acknowledges the potentially material and adverse risk of such a significant concentration of credit risk, the Company’s past experience of collecting substantially all of such receivables provide it with an informed basis that any such risk is manageable. The Company performs ongoing credit evaluations of all of its customers and generally does not require collateral or other guarantee from its customers. The Company maintains allowances for potential losses.

The components of accounts receivable for continuing operations are as follows (in thousands):

	December 31,
	2004	2003
Billed accounts receivable	$26,661	$13,718
Amounts currently billable and other	5,551	4,001
Allowance for doubtful accounts	(540)	(487)

	$31,672	$17,232

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses	Deductions (1)	Balance End of Year
Year ended December 31, 2004	$487	$54	$(1)	$540
Year ended December 31, 2003	$381	$173	$(67)	$487
Year ended December 31, 2002	$1,221	$470	$(1,310)	$381

(1)	Accounts receivable written-off or allowance reversals

Note 6. Debt Obligations

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Revolving Credit Facility (“Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. In April 2005, the Facility was renewed to include amended terms, primarily a revolving line limit of $15 million and an interest rate of Wells Fargo “prime rate” plus 1%, and extended to mature on October 21, 2008. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

In October 2002, the Company paid an origination fee of $225,000 at the date of closing. Unused availability on the Facility was $6.4 million at December 31, 2004; however, such availability fluctuates on a daily basis based on the amount of underlying assets in the borrowing base. Interest on the Facility was charged at 1.25% over the Wells Fargo “prime rate” (as of December 31, 2004 the Wells Fargo “prime rate” was 5.25%), or 5.75%, whichever is higher. Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1%. The weighted average interest rate on the outstanding borrowings under the Facility was 6.51% for 2004 compared with 6.66% for 2003.

The Facility has various covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Facility. Certain financial covenants during 2004 were amended and restated based upon revised projections to more accurately reflect the Company’s future performance. At December 31, 2004, the Company was in compliance with its covenants pursuant to the Facility.

A separate facility with a different bank was paid in full from the proceeds of the sale of TCC in July 2002 and subsequently terminated prior to the current Facility.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes is October 31, 2008 with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option. The Notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At December 31, 2004, if such a qualifying triggering event were to occur, the cumulative prepayment premium would be approximately $12.2 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for such requested payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at December 31, 2004 and 2003.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179[1]
Senior Credit Facility	2008	$11,416[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to October 31, 2008.
[2]	Balance due represents balance as of December 31, 2004, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company is required to redeem all shares and accrued dividends outstanding on October 31, 2005. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Consistent with the recapitalization or restructuring referenced in Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Senior Redeemable Preferred Stock on a long-term basis, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” by utilizing excess availability on the Facility. The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At December 31, 2004 and 2003 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred stock totaled $5.2 and $4.8 million, respectively.

During 2004, 2003, and 2002 the Company recorded senior redeemable preferred stock dividends of $424,000 in each year, of which $424,000, $213,000 and $-0- were reported as interest expense in those respective years.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 2004 and 2003 was $2.2 million and $2.0 million, respectively, of these amounts, $2.2 million and $1.0 million were reported as interest expense in those respective years. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2004 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Consistent with the recapitalization or restructuring referenced in Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due after 2005, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six-month anniversary thereafter were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $4.0 million. Had the Company accrued such dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $37.8 million as of December 31, 2004. During 2004, 2003, and 2002 the Company recorded preferred stock dividends of $3.8 million each year, of these amounts, $3.8 million, $1.9 million, and $-0- were reported as interest expense in those respective years.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the preferred dividend accrued in the amount of $4.2 million was recorded as interest expense during 2004. The aggregate fair value of the public preferred stock at December 31, 2004 was $16.7 million.

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

Stock Warrants

In 1994, Toxford Corporation contributed $3 million to the Company to increase the borrowing capacity under the Company’s prior Facility. In exchange, Toxford Corporation was issued 500,000 shares of Class A common stock for which the Company recorded additional interest expense of $410,000. The Company also granted Toxford Corporation warrants to acquire 7,228,916 shares of the Company’s Class A common stock at a purchase price of $.83 per share which approximated the estimated market value of the Company’s common stock at the issuance date. In November 1998, 840,000 of these warrants were transferred to certain other shareholders of the Company. The warrants had a term of ten years from the date of issue and have now expired.

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

As determined by the members of the Compensation Committee, the Company generally grants options under its respective plans at the estimated fair value at the date of grant, based upon all information available to it at the time.

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

1996 Stock Option Plan

The 1996 Stock Option Plan allows for the award of up to 6,644,974 shares of Class A common stock at an exercise price of not lower than fair market value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan.

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

A summary of the status of the Company’s stock options for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2004 Stock Option Activity

Outstanding at beginning of year	7,711	$1.47
Granted	4,468	0.68
Exercised	—	—
Canceled	(115)	2.02

Outstanding at end of year	12,064	$1.17

2003 Stock Option Activity

Outstanding at beginning of year	9,712	$1.48
Granted	—	—
Exercised	—	—
Canceled	(2,001)	1.71

Outstanding at end of year	7,711	$1.47

2002 Stock Option Activity

Outstanding at beginning of year	10,729	$1.55
Granted	255	2.13
Exercised	—	—
Canceled	(1,272)	2.17

Outstanding at end of year	9,712	$1.48

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Average Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – 1.00	8,532	5.0 years	$0.78	4,534	$0.78
$1.00 – 2.00	2,294	4.3 years	$1.16	2,278	$1.16
$3.85 – 4.00	1,238	5.6 years	$3.85	1,189	$3.85

Telos Shared Savings Plan

The Company sponsors a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Company has 3,658,536 shares of Telos Class A common stock in the plan representing 17% of the class. Since no public market exists for Telos Class A common stock, the Trustees of the plan engage annually an outside investment firm to evaluate the stock. The Plan’s trustees price the stock at the exact midpoint of the range defined by the outside investment firm. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. Total Company contributions to this Plan for 2004, 2003, and 2002 were $458,000, $516,000, and $654,000 respectively.

Note 9. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from continuing operations includes the following (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Current provision (benefit)
Federal	$52	$—	$(257)
State	7	10	7

Total current	59	10	(250)

Deferred provision (benefit)
Federal	—	11,091	(3,396)
State	—	386	285

Total deferred		11,477	(3,111)

Total provision (benefit)	$59	$11,487	$(3,361)

The provision (benefit) for income taxes related to continuing operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2004	2003	2002
Computed expected income tax provision (benefit)	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	2.6	14.0	0.4
Change in valuation allowance for deferred tax assets	(46.4)	529.3	1.4
Meals and entertainment	3.6	2.6	0.5
Dividend and accretion on preferred stock	75.5	59.5	—
Other	0.7	(2.0)	0.7

	2.0%	637.4%	(31.0)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$179	$185
Allowance for inventory obsolescence and amortization	117	293
Accrued liabilities not currently deductible	2,979	3,059
Accrued compensation	2,002	1,578
Property and equipment, principally due to differences in depreciation methods	474	736
Net operating loss carryforwards	2,022	3,753
Alternative minimum tax credit carry forward	438	386

Total gross deferred tax assets	8,211	9,990
Less valuation allowance	(7,687)	(9,730)

Net deferred tax assets	524	260

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(524)	(260)

Total deferred tax liabilities	(524)	(260)

Net deferred tax assets	$—	$—

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions Charged to Expenses	Deductions	Balance End of Period
December 31, 2004	$9,730	$—	$2,043	$7,687
December 31, 2003	$193	$9,537	$—	$9,730
December 31, 2002	$44	$149	$—	$193

In accordance with FAS 109, a full valuation allowance has been provided at December 31, 2004, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized in the near term.

At December 31, 2004, for federal income tax purposes there were approximately $4.9 million net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in 2023. Additionally, approximately $3.7 of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in 2023. In addition, the Company has $438,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

Note 10. Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates, some of which contain renewal options.

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004 (in thousands):

	Property	Equipment	Total
2005	$1,666	$111	$1,777
2006	1,666	101	1,767
2007	1,666	71	1,737
2008	1,666	—	1,666
2009	1,666	—	1,666
Remainder	10,407	—	10,407

Total minimum obligations	18,737	283	19,020
Less amounts representing interest	(8,732)	(44)	8,776

Net present value of minimum obligations	10,005	239	10,244
Less current portion	(432)	(85)	(517)

Long-term capital lease obligations at December 31, 2004	$9,573	$154	$9,727

Accumulated amortization for property and equipment under capital leases at December 31, 2004 and 2003 is $6.6 million and $5.0 million, respectively. Future minimum lease payments for all noncancelable operating leases at December 31, 2004 are as follows (in thousands):

2005	$458
2006	475
2007	423
2008	406
Remainder	756

Total minimum lease payments	$2,518

Net rent expense charged to operations for 2004, 2003, and 2002, totaled $536,000, $516,000, and $492,000, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
Year Ended December 31, 2004	$2,118	$518	$(1,046)	$1,590
Year Ended December 31, 2003	$1,985	$1,211	$(1,078)	$2,118
Year Ended December 31, 2002	$2,519	$863	$(1,397)	$1,985

Note 11. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. John R. C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $260,000 by the Company in 2004, 2003, and 2002 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

Mr. David S. Aldrich, former President and Chief Executive Officer of the Company, entered into an agreement with the Company whereby Mr. Aldrich will serve as an advisor to the Company from December 31, 2002 through March 31, 2005. In return, Mr. Aldrich will be paid $350,000 per annum from January 1, 2003 through March 31, 2005. The Company will also make available to Mr. Aldrich certain medical and insurance benefits during that same period.

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

Note 12. Reportable Operating Segments

At December 31, 2004, the Company’s operations are comprised of two operating segments, the IT Solutions Group and Xacta. Descriptions for each of these operating segments are as follows:

The IT Solutions Group: develops, markets and sells integration services that address a wide range of Government Information Technology (IT) requirements. Offerings consist of innovative IT solutions that consists of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. The IT Solutions Group also provides general IT consulting and integration services in support of various U.S. Government customers. For 2004, the IT Solutions Group generated revenue of $31.9 million, which represents a decrease of 23.5% over 2003.

Xacta: develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Enterprise Credentialing solutions, Information Security Consulting services and IT Security Management software solutions. For 2004, Xacta generated revenue of $84.8 million which represents an increase of 81.6% over 2003.

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

	IT Solutions and Other Services	Xacta	Other (1)	Total
2004
External revenues	$31,933	$84,772	$—	$116,705
Gross margin	3,619	24,998	—	28,617
Segment income (2)	2,299	3,645	—	5,944
Total assets	14,724	33,710	10,083	58,517
Capital expenditures	2	1,030	874	1,906
Depreciation & amortization (3)	218	237	963	1,418

2003
External revenues	$41,722	$46,721	$—	$88,443
Gross margin	954	16,130	—	17,084
Segment (loss) income (2)	(3,414)	1,471	—	(1,943)
Total assets	10,121	12,431	11,059	33,611
Capital expenditures	62	159	114	335
Depreciation & amortization (3)	329	254	1,004	1,587

2002
External revenues	$52,090	$38,427	$—	$90,517
Gross margin	(272)	11,332	—	11,060
Segment loss (2)	(5,053)	(2,543)	—	(7,596)
Total assets	2,998	17,887	24,135	45,020
Capital expenditures	12	157	169	338
Depreciation & amortization (3)	328	344	1,112	1,784

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.

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

Revenue by Major Market and Significant Customers

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2004		2003		2002
	(amount in thousands)
Department of Defense	$98,384	84.3%	$69,503	78.6%	$58,960	65.2%
Federal Civilian	14,703	12.6%	15,055	17.0%	27,728	30.6%
Commercial	3,617	3.1%	3,885	4.4%	3,829	4.2%

Total	$116,705	100.0%	$88,443	100.0%	$90,517	100.0%

Note 13. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands). Certain reclassifications have been made to prior quarter financial data to conform to the presentation used in the December 31, 2004 consolidated financial statements.

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2004
Sales	$26,787	$22,478	$31,710	$35,729
Gross profit	5,459	4,054	11,335	7,769
(Loss) income from continuing operations	(1,427)	(2,509)	1,532	(549)
Net (loss) income	(1,427)	(2,509)	1,532	(549)

2003
Sales	$16,823	$15,412	$30,329	$25,879
Gross profit	3,072	2,680	6,365	4,967
Income (loss) from continuing operations	5,300	(865)	(1,011)	(13,109)
Gain on sale of TCC	—	—	—	1,000
Net income (loss)	5,300	(865)	(1,011)	(12,109)

Note 14. Significant Company Filing

On April 9, 2004, the Company filed a Form 8-K report, which is included herein in its entirety as follows:

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

In an effort to address its capital structure and the adverse impact of FAS150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), the Company intends to immediately engage such professional service providers it deems reasonable and appropriate to advise with regard to such recapitalization. The Company contemplates that such engagement will include, but may not be limited to, consideration of a swap of all debt instruments into common shares, the filing of an S-8 or other appropriate filings in order to issue the remaining authorized, but unissued shares of Public Preferred Stock or to take such other steps as may be recommended to facilitate such recapitalization. The Company will use its best efforts to reach a decision on such recapitalization within 60 days. There is no assurance that any such transaction can or will be effected, or if effected what the form of such transactions would be or when they might occur.

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

On November 29, 2004, the Company filed a subsequent Form 8-K report as follows:

Item 8.01 Other Events

In a Form 8-K filed April 9, 2004, the Registrant stated that on March 26, 2004 the Registrant’s Board of Directors authorized its management to commence the process of planning for and, if appropriate, implementing a possible recapitalization or restructuring of the Registrant’s capital stock in an effort to address its capital structure and the adverse impact of FAS150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”).

On November 23, 2004, the Registrant’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the capital stock of the Registrant. The independent committee consists of Directors Dr. Fred C. Iklé (chairman of the independent committee), David Borland and Ambassador Langhorne A. Motley.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Control and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act), as of December 31, 2004, and concluded that those disclosure controls and procedures are effective in timely alerting them to material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Item 9B. Other Information

None.

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

John B. Wood, President, Chief Executive Officer, Chairman of the Board and Director

Mr. Wood (age 41) joined the Company in 1992 as Executive Vice President and Chief Operating Officer (“COO”) and in 1994 was named President and Chief Executive Officer (“CEO”). In March 2000 he was appointed to the newly created position of Executive Chairman of the Board which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January of 2003, Mr. Wood resumed the positions of President and CEO. Mr. Wood has also served as Chairman and CEO of Enterworks since January 1996. Prior to joining the Company, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on two private company boards and two foundation boards.

David Borland, Director

Mr. Borland (age 57) was elected to the Board of Directors in March 2004 after retiring as Deputy Chief Information Officer (“CIO”) of the U.S. Army with more than 30 years of experience in the Federal government. Mr. Borland’s career Army experience also includes serving as Vice Director of Information Systems for Command, Control, Communications, and Computers (DISC4); Director of the Information Systems Selection and Acquisition Agency (ISSAA); and numerous other positions. From 1966 through 1970, Mr. Borland served in the U.S. Air Force. Mr. Borland has received numerous awards, including the Meritorious Presidential Rank Award for Senior Executive Service Members (1996) and the Distinguished Presidential Rank Award (2000). He has been named Federal Computer Week Fed 100 four times and Government Computer News Department of Defense Executive of the Year in November 2000.

Norman P. Byers, Director

Mr. Byers (age 58) was elected to the Board of Directors in January 1994. Mr. Byers is the principal in Byers Consulting, a firm specializing in management and governance consulting, and direction of consent and proxy agreements between U.S. Government agencies and private companies. Mr. Byers is a Special Compliance Officer for Loral Space and Communications Corporation, and Chairman of ETI Engineering Incorporated, Chantilly, Virginia and Panalpina FMS Incorporated, Sterling, Virginia. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the United States Air Force.

Dr. Fred Charles Iklé, Director

Dr. Iklé (age 80) was elected to the Company’s Board of Directors in January 1994 and Chairman of the Board in January 1995. He resigned from his position as Chairman of the Board in March 2002. He is currently serving as Chairman of Conservation Management Corporation and is a member of the Defense Policy Board of the Secretary of Defense. Dr. Iklé is on the Board of Governors of the Smith Richardson Foundation and is a Distinguished Scholar at the Center for Strategic & International Studies. From 1981 to 1988, Dr. Iklé served as Under Secretary of Defense for Policy.

Robert J. Marino, Director and Executive Vice President Special Projects

Mr. Marino (age 67) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. In January 1994, Mr. Marino was appointed to President of Telos Systems Integration, and in January 1998, he was appointed Chief Sales and Marketing Officer. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Marino was elected to the Board of Directors in June 2004 at which time he was also appointed Executive Vice President Special Projects and stepped down as Executive Vice President and Chief Sales and Marketing Officer.

Ambassador Langhorne A. Motley, Director

Ambassador Langhorne A. Motley (age 67) was elected to the Company’s Board of Directors in January 2003. Since 1985, Ambassador Motley has headed two successive international trade consulting firms that serve US companies in pursuing their international business goals. Additionally, Ambassador Motley has co-chaired the Department of State’s ambassadorial seminars and is a frequent lecturer for programs in the Department of State, Department of Defense, and other foreign affairs agencies. Ambassador Motley was previously the United States Ambassador to Brazil from 1981 until 1983 and the Assistant Secretary of State for Inter-American Affairs from 1983 to July of 1985. Ambassador Motley also serves on the Board of Directors of the United States-Brazil Business Council, Junior Achievement International, and the American Academy of Diplomacy.

Geoffrey B. Baker, Class D Director

Mr. Baker (age 55) was appointed to the Company’s Board of Directors as a Class D Director in November 2001. Mr. Baker is a private investor and since 1983 has been a partner in Baker & Donaldson, a private investment firm, as well as serving on various corporate and civic boards. A graduate of Stanford University and Georgetown University Law Center, Mr. Baker previously served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as Professional Staff Member on the U.S. Senate Committee on Commerce, Science and Transportation.

Malcolm M. B. Sterrett, Class D Director

Mr. Sterrett (age 62) is a private investor and was elected to the Company’s Board of Directors as a Class D Director in July 1998. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission (“ICC”). Prior to his service with the ICC, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Corporation.

Michael P. Flaherty, Executive Vice President, General Counsel and Chief Administrative Officer

Mr. Flaherty (age 59) was appointed Executive Vice President, General Counsel and Chief Administrative Officer (“CAO”) in January 2001. Prior to joining the Company, Mr. Flaherty was of counsel in the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and CEO of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee.

Lt. Gen. (ret.) John M. McDuffie, Executive Vice President and Chief Marketing Officer

Mr. McDuffie (age 56) joined the Company in July 2004 as Executive Vice President. Prior to joining the Company, Mr. McDuffie was the president and general manager of the Information Systems Group, a $500 million strategic business unit of Anteon Corporation from December 2001 to June 2004. In that capacity, he led Anteon’s Department of Defense (DoD) support in the areas of Command and Control, Intelligence, Combat Training Centers, Simulation and Training, Logistics Information Technology Systems, and Medical. Prior to his service with Anteon, Mr. McDuffie spent 31 years in the military, retiring in 2001 as a lieutenant general in the U.S. Army. His service included three years as director for logistics (J-4) of the Joint Chiefs of Staff, where he was the principal advisor to the chairman of the Joint Chiefs of Staff on all critical logistics, engineering, and medical issues and programs impacting the DoD.

Edward L. Williams, Executive Vice President and Chief Operating Officer

Mr. Williams (age 44) joined the Company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and Defense Contract Audit Agency (“DCAA”) compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of the Company’s operations. Mr. Williams was named Executive Vice President and COO in 2003 and Interim CFO in October 2003. He stepped down as Interim CFO of the Company in January 2005. Prior to joining the Company, Mr. Williams was the CFO for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a Bachelor of Science in Finance from the University of Maryland.

Richard P. Tracy, Senior Vice President and Chief Security Officer

Mr. Tracy (age 43) was appointed Chief Security Officer in February 2004. He joined the Company in October 1986 and held a number of management positions within the Company’s New Jersey operation. In February 1996, Mr. Tracy started the Company’s information security consulting practice. In February of 2000, Mr. Tracy was selected to manage Xacta Corporation’s operations and promoted to Senior Vice President and Chief Security Officer. He is identified as the chief inventor on all of Xacta’s patent applications.

Michele Nakazawa, Senior Vice President and Chief Financial Officer

Ms. Nakazawa (age 47) joined the Company in March 2004 as Vice President and Controller. In January 2005, Ms. Nakazawa was promoted to Senior Vice President and appointed to serve as CFO. Ms. Nakazawa has over 20 years experience in finance and accounting. Prior to joining the Company, she held various positions, including CFO of Ubizen, Inc., a U.S. subsidiary of a publicly-held Belgian company, from 1999 to 2003; Controller and Treasurer of National Security Analysts, Inc. from 1991 to 1997, and financial analyst for Federal Systems Division of IBM, Inc. from 1983 to 1990. Ms. Nakazawa is a Certified Public Accountant and holds a Masters of Science in Accounting from American University and a Bachelors of Arts in Chemistry from Goucher College.

Therese K. Hathaway, Vice President, Corporate Secretary and Corporate Counsel

Ms. Hathaway (age 50) joined the Company in 2001 as a Legal Consultant. In January 2002 she was appointed Corporate Counsel and in May 2003 assumed the additional position as Corporate Secretary. In January 2004 she was named Vice President. Prior to joining the Company, Ms. Hathaway funded and managed Hathaway Communications, specializing in legal translation services for law firms and government agencies, including the Justice Department. Ms. Hathaway has also served as Management Consultant to IDS Corporation, a private firm, and as Law Clerk to the International Trade Policy Counsel of General Electric Company. Ms. Hathaway holds a law degree from the University of Berne/Switzerland and a Master of Comparative Law from George Washington University.

Each of the directors and executive officers of the Company is a United States citizen.

Item 11. Executive Compensation

The following table shows for the years ended December 31, 2004, 2003 and 2002, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and the four other most highly compensated executive officers of the Company in fiscal year 2004.

Name and Principal Position	Year	Annual Compensation					Long-Term Compensation Awards Securities Underlying Options (1)		All Other Compensation (4)
		Salary			Bonus
John B. Wood (Chairman, President and CEO)	2004 2003 2002	$ $ $	374,215 345,969 335,873	(7) (7) (7)	$ $ $	750,000 380,000 100,000	1,000,000 — 10,000	(2) (3)	$ $ $	10,729 10,201 12,182	(5)

Michael P. Flaherty (Exec. V.P., General Counsel and CAO)	2004 2003 2002	$ $ $	328,964 300,019 300,019		$ $ $	410,000 250,000 200,000	450,000 — —	(2)	$ $ $	13,975 12,715 12,715

Robert J. Marino (Exec. V. P. – Special Projects)	2004 2003 2002	$ $ $	254,189 227,094 227,094		$ $ $	245,000 239,659 15,000	450,000 — —	(2)	$ $ $	14,135 13,635 110,039	(6)

Edward L. Williams (Exec. V. P., and COO)	2004 2003 2002	$ $ $	276,533 227,136 226,200		$ $ $	420,000 250,000 136,000	450,000 — —	(2)	$ $ $	7,445 6,938 6,445

John M. McDuffie (Executive V. P. and Chief Marketing Officer)	2004 2003 2002		$117,242 — —			$250,000 — —	450,000 — —	(2)	$ $ $	— — —

(1)	There are no restricted stock awards or payouts pursuant to long-term investment plans.
(2)	Options granted in 2004 are in Telos and Xacta common stock.
(3)	Options granted in 2002 are in the Company’s Class A common stock.
(4)	All other compensation represents Company contributions made on behalf of the executive officers to the Telos Shared Savings Plan, and life insurance premiums paid by the Company for the benefit of the executives.
(5)	Included in this amount is $2,500 for director’s fees paid.
(6)	Included in this amount is cash surrender value payment from life insurance policy.
(7)	The Company and its affiliate, Enterworks, Inc., have an agreement whereby Enterworks, Inc. reimbursed the Company for $80,000 for 2004, $108,000 for 2003, and $250,000 for 2002, of Mr. Wood’s annual salary.

Stock Option Grants

The Summary Table of Options/SAR Grants in the Last Fiscal Year is set forth below for the stock option grants in 2004.

Name and Principal Position	Number of Securities Underlying Options/SARs Granted		% of Total Options/ SARs Granted		Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term
							5%	10%
John B. Wood (Chairman, President and CEO)	600,000 400,000	(1) (2)	13.4 9.0	% %	$.62 .75	Jan 2014 Jan 2014	288,000 156,000	720,000 396,000

Michael P. Flaherty (Exec. V.P., General Counsel and CAO)	250,000 200,000	(1) (2)	5.6 4.5	% %	$.62 .75	Jan 2014 Jan 2014	120,000 78,000	300,000 198,000

Robert J. Marino (Exec. V.P. – Special Projects)	250,000 200,000	(1) (2)	5.6 4.5	% %	$.62 .75	Jan 2014 Jan 2014	120,000 78,000	300,000 198,000

Edward L. Williams (Exec. V.P. and COO)	250,000 200,000	(1) (2)	5.6 4.5	% %	$.62 .75	Jan 2014 Jan 2014	120,000 78,000	300,000 198,000

John M. McDuffie (Exec. V. P. and Chief Marketing Officer)	250,000 200,000	(1) (2)	5.6 4.5	% %	$.62 .75	Jan 2014 Jan 2014	120,000 78,000	300,000 198,000

(1)	Options granted in 2004 were in the common stock of Telos
(2)	Options granted in 2004 were in the common stock of Xacta Corporation.

Management Stock Options

The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs At FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs At FY-End (1) Exercisable/ Unexercisable
John B. Wood (Chairman, President and CEO)	—	—	3,266,740 / 911,250	$0 / $0

Michael P. Flaherty (Exec. V.P., General Counsel and CAO)	—	—	467,500 / 412,500	$0 / $0

Robert J. Marino (Exec. V. P. – Special Projects)	—	—	1,031,900 / 408,000	$0 / $0

Edward L. Williams (Exec. V. P. and COO)	—	—	570,000 / 408,000	$0 / $0

John M. McDuffie (Exec. V. P. and Chief Marketing Officer)	—	—	50,000 / 400,000	$0 / $0

(1)	These aggregate values include values for exercisable options to purchase the Class A Common Stock of the Company. These values are based upon an estimated fair market value at December 31, 2004 of $.60 per share for the Company’s Class A Common Stock. These values were derived from valuations performed by an independent third party for the trustees of the Telos Shared Savings Plan, a defined contribution employee savings plan in which substantially all full-time employees are eligible to participate.

Compensation of Directors

During the fiscal year ended December 31, 2004, outside directors and proxy holders Mr. Borland, Mr. Byers, Dr. Ikle, and Ambassador Motley were paid $30,000, $42,000, $32,000, and $34,000, respectively for their services as directors and proxy holders. Proxy holder services were paid pursuant to the 1994 proxy agreement between the Company, the Defense Security Service, and Mr. John R.C. Porter. The outside Class D directors, Mr. Sterrett and Mr. Baker, were paid $34,000 and $32,000, respectively.

Effective January 2005, the Board of Directors adopted a new structure for the annual compensation of the Board members which provides for the following: for non-employee directors, a basic fee of $6,250 per quarter and $1,250 for each Board meeting attended, for a maximum of four meetings per year; $1,250 per quarter for the chairman of the Audit Committee, Management Development and Compensation Committee, and the Proxy Board, respectively; $500 per quarter for each member of the Audit Committee, the Nominating and Corporate Governance Committee and the Management Development and Compensation Committee, respectively; $10,000 per quarter to each member of the newly created Independent Committee while the committee remains in existence.

Employment Contracts

As of December 31, 2004, the Company was a party to agreements with certain of its executive officers. Mr. John Wood, President, CEO, Chairman and Director; Mr. Michael Flaherty, Executive Vice President, General Counsel and CAO; Mr. Robert J. Marino, Executive Vice President – Special Projects; Mr. John McDuffie, Executive Vice President and Chief Sales and Marketing Officer; Mr. Edward Williams, Executive Vice President and COO currently have employment contracts with the Company. Each of the agreements is for one-year terms and provides, respectively, for payment to Mr. Wood and Mr. Marino of the equivalent of 24 months base salary then in effect, and for payment to Mr. Flaherty, Mr. McDuffie and Mr. Williams of the equivalent of 18 months base salary then in effect, if involuntarily terminated or if the agreements are not extended.

Accordingly, if any of them are involuntarily terminated or their employment agreements are not extended, Messrs. Wood and Marino would receive annually $375,000 and $255,000, respectively, for a two-year period, and Messrs. Flaherty, McDuffie and Williams would receive 18 months of their annual salaries of $329,000, $250,000, and $277,000, respectively.

In addition to base salary, the executives are eligible for a discretionary bonus and for the grant of stock options under the employment agreements. The amount of any such discretionary bonus and the grant of any such stock options is subject to, depending on the individual, the review and/or approval of the Management Development and Compensation Committee and its report to and approval by the Board of Directors.

Each year, the Company renegotiates its employment contracts as part of the yearly review process. Accordingly in 2005, the Company expects to review the contracts described above. In addition, strategic hires or promotions may increase the number of executives who have employment contracts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of December 31, 2003	Percent of Class
Class A Common Stock	John R.C. Porter 34 Rue Concorde 1050 Brussels Belgium	15,801,802 shares	74.64%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares	17.28%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	1,681,960 shares (A)	41.66%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4th Floor London W1J 6BQ England	420,490 shares (A)	10.41%

Class B Common Stock	Hare & Company c/o Bank of New York P.O. Box 11203 New York, NY 10249	1,186,720 shares	29.39%

Class B Common Stock	Cudd & Company c/o Chase Manhattan Bank Corporate Actions Department Four New York Plaza, 11th Floor New York, NY 10004	669,888 shares	16.59%

Class A Common Stock	John B. Wood	2,965,626 shares (B)	12.31%
Class A Common Stock	Robert J. Marino	989,018 shares (B)	4.47%
Class A Common Stock	Michael P. Flaherty	335,174 shares (B)	1.56%
Class A Common Stock	Edward L. Williams	601,575 shares (B)	2.78%
Class A Common Stock	John M. McDuffie	50,000 shares (B)	0.24%
Class A Common Stock	Geoffrey Baker	12,000 shares (C)	0.02%
Class A Common Stock	David Borland	12,000 shares (C)	0.02%
Class A Common Stock	Norman P. Byers	14,000 shares (C)	0.07%
Class A Common Stock	Fred C. Ikle	14,000 shares (C)	0.07%
Class A Common Stock	Langhorne A. Motley	8,000 shares (C)	0.02%
Class A Common Stock	Malcolm M.B. Sterrett	12,000 shares (C)	0.04%
Class A Common Stock	All officers and directors As a group (13 persons)	5,139,372 shares (D)	19.62%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners Timothy G. Ewing 4514 Cole Avenue, Suite 808 Dallas, TX 75205	561,317 shares (E)	17.62%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. Wynnefield Capital Management, LLC Wynnefield Capital, Inc. Nelson Obus Joshua Landes 450 Seventh Avenue, Suite 509 New York, NY 10123	373,500 shares (F)	11.72%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 4 Tower Bridge #222 200 Barr Harbor Drive West Conshohocken, PA 19428	163,072 shares (G)	5.10%

12% Cumulative Exchangeable Redeemable Preferred Stock	Victor Morgenstern Faye Morgenstern Judd Morgenstern Morningstar Trust -Faye Morgenstern Trustee c/o Harris Associates, LP Two North LaSalle Street, Suite 500 Chicago, IL 60602	182,000 (H)	5.71%

12% Cumulative Exchangeable Redeemable Preferred Stock	Costa Brava Partnership III, LP Roark, Rearden & Hamot, LLC Seth W. Hamot White Bay Capital Management, LLC Andrew R. Siegel 237 Park Avenue, Suite 800 New York, NY 10017	451,287 (I)	14.17%

(A)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide the Company with the addresses of the respective beneficial owners.
(B)	Messrs. Wood, Marino and Williams hold 8,392; 2,052; and 70,976 shares of the Company’s Class A Common Stock, respectively. In addition, the common stock holdings of Messrs. Wood, Marino, Flaherty, and Williams include 39,244; 25,066; 5,174; and 30,599 shares of the Company’s Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Messrs. Wood, Marino, Flaherty, Williams and McDuffie hold options to acquire 2,917,990; 961,900; 330,000; 500,000; and 50,000 shares of the Company’s Class A Common Stock, respectively, in addition to their current common stock holdings. These shares are purchasable upon exercise of the options and are exercisable within 60 days of March 1, 2005.
(C)	These holdings are comprised of vested options.
(D)	The common stock holdings of the Company’s officers and directors as a group include 81,420 shares of the Company’s Class A Common Stock; 135,062 shares of the Company’s Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan, and, under the Company’s stock option plan and certain stock option agreements, options to acquire 4,922,890 shares of Class A Common Stock exercisable within 60 days of March 1, 2005.
(E)	Value Partners Ltd. (“VP”), Ewing & Partners (“E&P”), and Timothy G. Ewing have filed a joint Schedule 13D under which they disclosed that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 561,317 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, VP has the sole power to vote or direct the vote and the sole power to dispose and to direct the disposition of, and E&P and Timothy G. Ewing have the shared power to vote or direct the vote and the shared power to dispose and to direct the disposition of 561,317 shares.
(F)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Mr. Nelson Obus and Mr. Joshua H. Landes have filed a joint Schedule 13D under which they disclosed that they may be deemed to act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act and that such group might be deemed to beneficially own the aggregate of 373,500 shares of the Exchangeable Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, WCM is the sole general partner of WPSCV and WPSCVI and has the sole power to direct the voting and disposition of the shares beneficially owned by WPSCV and WPSCVI. Messrs. Obus and Landes are the co-managing members of WCM and each shares with the other the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of WSCVOF and has the sole power to direct the voting and disposition of the shares that WSCVOF beneficially owns. Messrs. Obus and Landes are executive officers of WCI and each shares with the other the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Mr. Obus is the general partner of CP and has the sole power to direct the voting and disposition of the shares beneficially owned by CP. WPSCV has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 131,800 shares. WSCVOF has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares. WPSCVI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 142,800 shares. CP has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares. Mr. Obus has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares, and shared power to vote or direct the vote and the sole power to dispose or direct the disposition of 360,000 shares. Mr. Landes has shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 360,000 shares. WCM has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 274,600 shares. WCI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares.

(G)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen have filed a joint Schedule 13G pursuant to which ACM has the shared power to vote or to direct the vote and the shared power to dispose or to direct the disposition of 111,429 shares; MG and Mr. Cohen have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 44,210 and 7,433 shares, respectively.
(H)	Victor Morgenstern (“VM”), Faye Morgenstern (“FM”), Judd Morgenstern (“JM”) and Morningstar Trust - Faye Morgenstern Trustee (“MT”) have filed a joint Schedule 13D in which VM has the sole power to vote and dispose of 50,000 shares, and the shared power to dispose of 132,000 shares; FM has the sole power to vote or direct the vote of 17,000 shares and shared power to dispose or direct the disposition of 92,000 shares; JM has the sole power to vote or direct the vote of 40,000 shares and shared power to dispose or direct the disposition of 115,000 shares; MT has the sole power to vote or direct the vote of and shared power to dispose or direct the disposition of 75,000 shares.
(I)	Costa Brava Partnership III, LP (“CBP”), Roark, Rearden & Hamot, LLC (“RRH”), White Bay Capital Management, LLC (“WBCM”). Mr. Seth W. Hamot and Mr. Andrew R. Siegel have filed a joint Schedule 13D in which CBP has the sole power to vote or to direct the vote and to dispose or direct the disposition of 436,811 shares; RRH, WBCM and Mr. Hamot have the shared power to vote or to direct the vote and dispose or direct the disposition of 436,811 shares; Mr. Siegel has the sole power to vote or direct the vote and to dispose or direct the disposition of 14,476 shares, and the shared power to vote and dispose or direct the vote or disposition of 436,811 shares.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. John R.C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $260,000 by the Company in 2004, 2003, and 2002 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

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

Mr. Lorenzo Tellez, former Vice President, Treasurer, and CFO of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez’s employment contract with the Company. The Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. Mr. Tellez’s payment of salary and fringe benefits amounts to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001. In March 2003, pursuant to the final settlement of arbitration proceedings, the Company paid Mr. Tellez a bonus of $96,000 and legal fees in the amount of $53,000.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers, LLP served as the principal independent registered public accounting firm for the Company from the fiscal year ended December 31, 1997 to the quarter ended March 31, 2004. Goodman & Company, LLP has served as the principal independent registered public accounting firm since the quarter ended June 30, 2004. Aggregate fees for professional services rendered to the Company by PricewaterhouseCoopers LLP and Goodman & Company for the year ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003
PricewaterhouseCoopers, LLP:

Audit fees	$55,500	$198,300
Audit-related fees	15,000	16,500
Tax fees	17,815	31,931
All other fees	—	—

Total	$88,315	$246,731

Goodman & Company, LLP:

Audit fees	$157,848	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$157,848	$—

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 15.

2. Financial Statement Schedule

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

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

4.5	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.20	Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, among C3, Inc., Telos Corporation and NationsBank, N.A. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.31	September 27, 1993 Settlement Agreement among John R.C. Porter, Toxford Corporation, Cantrade Nominees Ltd., Cantrade Trust Company (Cayman) Ltd., Cantrade Trustee, AG, Fred Knoll, Cottonwood Holdings, C3 Investors L.P., C3, Inc., Telos Corporation, Joseph P. Beninati, John B. Wood and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.32	September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.33	September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.34	September 27, 1993 Note Interest Purchase and Sale Agreement among Mr. John R.C. Porter, Cottonwood and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.35	October 8, 1993 Promissory Note in the amount of $8,438,000 issued by Mr. John R.C. Porter in favor of C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.36	October 8, 1993 Promissory Note in the amount of $1,562,000 issued by Mr. John R.C. Porter in favor of Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.37	September 27, 1993 Collateral Agency, Security and Pledge Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Toxford Corporation, Cantrade Nominees Limited, Mr. Robert M. Ercole and Mr. Frank S. Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.38	September 27, 1993 Standstill Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.39	September 27, 1993 Mutual Release among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Mr. Joseph P. Beninati, Mr. John B. Wood, and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.40	September 27, 1993 Consulting Agreement among Mr. Fred Knoll, C3, Inc. and Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.43	Amendment to Revolving and Reducing Senior Credit Facility dated as of December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.44	Amendment to Revolving and Reducing Senior Credit Facility dated as of April 11, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.45	Amendment to Revolving and Reducing Senior Credit Facility dated as of June 8, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.46	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 7, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.47	October 7, 1994 Letter Agreement among C3, Inc., Toxford Corporation, and NationsBank, N.A. regarding cash collateral held on behalf of the Company.

10.48	October 25, 1994 General Release and Settlement memorandum among Sapiens International Corporation N.V., Sapiens International Corporation B.V., Sapiens U.S.A., Inc., C3, Inc. and Telos Corporation

10.49	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 5, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.50	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 12, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.51	Waiver and Amendment to Revolving and Reducing Senior Credit Facility dated as of April 17, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.58	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.59	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J. O. Hambro Investment Management, Ltd.

10.60	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.61	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.62	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.63	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.64	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.65	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.66	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

10.67	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.68	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.69	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.70	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.71	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.72	Amendment to Revolving and Reducing Senior Credit Facility dated as of August 4, 1995 Telos Corporation(Maryland), Telos Corporation (California) and NationsBank N.A.

10.73	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 13, 1995 Telos Corporation (Maryland), Telos Corporation (California) and NationsBank N.A.

10.74	1996 Stock Option Plan

10.76	Sixteenth Amendment to Credit Facility and Tenth Amended and Restated Promissory Note

10.77	Enterworks, Inc. 1996 Stock Option Plan

10.78	Form of Series A Senior Subordinated Unsecured Note

10.79	Form of Enterworks, Inc., inc. Capital Stock Purchase Series A Warrant

10.80	Asset Purchase Agreement

10.81	Amendment No. 1 to Asset Purchase Agreement

10.82	Amended and Restated Credit Agreement between Telos Corporation, a Maryland corporation; Telos Corporation, a California corporation; and NationsBank, N.A. dated as of July 1, 1997

10.83	Asset Purchase Agreement

10.84	Interim Agreement

10.85	Share Purchase Agreement between Telos Corporation, a Maryland corporation, formerly named and known as C3, Inc. and Union Bank of Switzerland, dated May 7, 1998

10.86	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation(Maryland) and Foreign and Colonial Enterprise Trust PLC

10.87	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation(Maryland) and Foreign and Colonial Enterprise Trust LP

10.88	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

10.89	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland and Foreign and Colonial Enterprise Trust LP

10.90	Form of Stock Purchase Agreement

10.91	Asset Purchase Agreement, dated as of September 29, 1999 between Telos Corporation (Maryland), Telos Corporation (California), Telos Field Engineering, Inc. and TFE Technology Holdings, Inc.

10.92	Letter to Bank of America concerning Enterworks private placement

10.93	Form of Enterworks Subdebt conversion letter

10.94	Form of Telos Subdebt conversion letter

10.95	Listing of Subdebt conversion parties

10.96	Transaction agreement between Telos and Enterworks

21	List of subsidiaries of Telos Corporation

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32	Certification pursuant to 18 USC Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer

Date:	April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood	Chief Executive Officer	April 15, 2005
John B. Wood

/s/ Michele Nakazawa	Chief Financial Officer	April 15, 2005
Michele Nakazawa

/s/ David Borland	Director	April 15, 2005
David Borland

/s/ Norman P. Byers	Director	April 15, 2005
Norman P. Byers

/s/ Fred Charles Iklé	Director	April 15, 2005
Fred Charles Iklé

/s/ Robert J. Marino	Director	April 15, 2005
Robert J. Marino

/s/ Langhorne A. Motley	Director	April 15, 2005
Ambassador Langhorne A. Motley

/s/ Geoffrey B. Baker	Director	April 15, 2005
Geoffrey B. Baker

/s/ Malcolm M.B. Sterrett	Director	April 15, 2005
Malcolm M.B. Sterrett