Form 10-Q
period 2005-03-31
TELOS CORP
filed 2005-05-16
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

(703) 724-3800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 16, 2005, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Revenue	$34,962	$26,787

Costs and expenses
Cost of sales	27,455	21,328
Selling, general and administrative expenses	7,030	4,694

Operating income	477	765
Other income (expenses)
Other income	33	—
Interest expense	(2,139)	(2,192)

Loss before taxes	(1,629)	(1,427)
Provision for income taxes	—	—

Loss from continuing operations	(1,629)	(1,427)

Discontinued operations:
Gain on sale of TCC, net of tax	1,000	—

Net loss	$(629)	$(1,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at March 31, 2005 and December 31, 2004)	$63	$67
Accounts receivable, net of reserve of $520 and $540, respectively	20,569	31,672
Inventories, net of obsolescence reserve of $76 and $83, respectively	4,560	14,272
Other current assets	1,178	1,594

Total current assets	26,370	47,605

Property and equipment, net of accumulated depreciation of $13,434 and $13,141, respectively	10,104	10,066
Other assets	866	846

Total assets	$37,340	$58,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,740	$22,029
Accrued compensation and benefits	8,600	7,838
Deferred revenue	7,816	9,238
Capital lease obligations – short-term	530	517
Other current liabilities	1,963	2,118

Total current liabilities	26,649	41,740

Senior credit facility	4,584	11,416
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,590	9,727
Senior redeemable preferred stock (Note 4)	8,280	8,175
Public preferred stock (Note 4)	66,831	65,424

Total	121,113	141,661

Stockholders’ deficit
Common stock	78	78
Accumulated deficit	(83,851)	(83,222)

Total stockholders’ deficit	(83,773)	(83,144)

Total liabilities and stockholders’ deficit	$37,340	$58,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Loss from continuing operations	$(1,629)	$(1,427)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Dividends and accretion of preferred stock as interest expense	1,510	1,615
Depreciation and amortization	473	373
Other noncash items	(21)	(39)
Changes in other operating assets and liabilities	5,737	3,694

Cash provided by continuing operating activities	6,070	4,216

Investing activities:
Net proceeds from sale of TCC	1,000	—
Purchase of property and equipment	(427)	(85)

Cash provided by (used in) investing activities	573	(85)

Financing activities:
Repayment of borrowings under senior credit facility, net	(6,832)	(3,854)
Increase (decrease) in book overdrafts	308	(166)
Payments under capital leases	(123)	(109)

Cash used in financing activities	(6,647)	(4,129)

(Decrease) increase in cash and cash equivalents	(4)	2
Cash and cash equivalents at beginning of period	67	64

Cash and cash equivalents at end of period	$63	$66

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

In the opinion of the Company, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the classifications used in the current period.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights or equity investors providing sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Generally, the interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003, for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. As a result of the adoption of this standard, Enterworks International, Inc. is required to be consolidated. See Note 2 – Investment in Enterworks.

Stock-Based Compensation and New Accounting Announcement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. In April 2005, the effective date was amended for calendar year companies until the beginning of 2006. The Company currently accounts for share-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognizes no compensation cost for employee stock options. The Company is in the process of determining which transitional method it will elect upon the adoption of SFAS No. 123(R).

The Company has applied the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the Company has provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense.

The Company accounts for stock-based compensation consistent with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the option granted.

Had compensation expense for the Company’s stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have been as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(629)	$(1,427)
Deduct: Net stock-based employee compensation expense determined under fair value based method	(40)	(197)

Pro forma net loss	$(669)	$(1,624)

Note 2. Investment in Enterworks

As of March 31, 2005, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”) and holds warrants to purchase 4,499,997 underlying common stock shares that equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks under the equity method of accounting as prescribed by APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

In December 2003, the Company purchased a 50% interest in Enterworks International, which at the time of the transaction was a wholly-owned subsidiary of Enterworks, for $500,000. Pursuant to the terms of the stock purchase agreement and the stockholder agreement (“Agreement”) setting forth the transaction, the Company agreed to fund up to 50% of Enterworks International’s 2004 operating costs for an amount not to exceed $300,000 in the year 2004 and certain direct expenses which amounted to $89,000 in 2004, and 50% of such operating costs and certain expenses thereafter. The Company estimates that such costs incurred and recorded amounted to approximately $140,000 for the three months ended March 31, 2005.

Pursuant to the Agreement, the Company and Enterworks are required to fund the operations of Enterworks International, Inc. according to a funding schedule set forth in the Agreement. For calendar year 2005, Enterworks has been unable to fund its proportionate share of the scheduled funding, which amounted to $99,000 as of March 31, 2005, and as such the $99,000 was expensed by the Company. Consistent with subsection 3.4(d) of the Agreement, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Enterworks International, Inc. The Agreement also provides for a cure period for the defaulting party. On April 22, 2005, the Company provided notice to Enterworks and demanded that such default be cured in a timely manner or the Company will exercise its rights under the Agreement to transfer the calculated ownership percentage to the Company. The amount of the default set forth in the notice was approximately $157,000.

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks, which, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. However, in December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, in exchange for a one-time fixed fee of $300,000, Enterworks shall provide the Company with maintenance and OEM technical product support for two years, commencing in January of 2005; and for $15,000 per month thereafter. The one-time fixed fee is being amortized over two years. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), as a fixed asset.

In accordance with APB 18 and EITF 98-13, the Company has accounted for both the investment in Enterworks International and the SLA as losses from affiliates in 2003. As such, losses from affiliates for 2003 amounted to $1.4 million. Beginning in 2004, as a result of the adoption of FIN 46, Enterworks International’s operating costs have been consolidated.

Note 3. Debt Obligations

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. On April 15, 2005, the Company and Wells Fargo Foothill entered into a Waiver and Eighth Amendment to Loan and Security Agreement (“Waiver and Eighth Amendment”). Pursuant to the Waiver and Eighth Amendment, the revolving line limit was established at $15 million and the interest rate at Wells Fargo “prime rate” plus 1%. The maturity date of the Facility was set to October 21, 2008. Borrowings under the Facility remain collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the eligible underlying asset-borrowing base, as defined in the Facility agreement.

The Facility has various covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2008, to more accurately reflect the Company’s future performance. For the three months ended March 31, 2005, the Company was in compliance with the covenants contained in the Facility.

Unused borrowing availability on the Facility was $1.4 million at March 31, 2005; however, such availability fluctuates on a daily basis based upon the amount of eligible underlying assets in the borrowing base. Interest on the Facility was charged at 1.25% over the Wells Fargo “prime rate” (as of March 31, 2005 the Wells Fargo “prime rate” was 5.75%), or 5.75%, whichever is higher. Effective April 15, 2005, the interest rate is the Wells Fargo “prime rate” plus 1%. The effective average interest rates, including all bank fees, were 9.4% and 10.9% for the three months ended March 31, 2005 and 2004, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. The Notes can be prepaid at the Company’s option. The Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2005, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $12.7 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for a requested accelerated payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, at March 31, 2005 and December 31, 2004, respectively.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179[1]
Senior Credit Facility	2008	$4,584[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to October 31, 2008.
[2]	Balance due represents balance as of March 31, 2005, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. Subject to limitations set forth below, the Company is scheduled to redeem all shares and accrued dividends outstanding on October 31, 2005. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Consistent with the recapitalization or restructuring referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Senior Redeemable Preferred Stock on a long-term basis, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” by utilizing excess availability on the Facility. The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At March 31, 2005 and 2004, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.3 and $4.9 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the three months ended March 31, 2005 and 2004 was $451,000 and $555,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2005 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Consistent with the recapitalization or restructuring referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due on December 1, 2005, and thereafter, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereafter were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $38.7 million as of March 31, 2005. In 2004, the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million, which was recorded as interest expense.

In accordance with SFAS 150, and as reported beginning with the Form 10-Q for the quarter ended September 30, 2003, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the accretion and dividends accrued in the three months ended March 31, 2005, of $1.5, were recorded as interest expense. Pursuant to the disclosure provisions of FAS 107, the Public Preferred Stock traded on the NASDAQ/OTCBB Exchange (TLSRP) at $5.50 per share on March 31, 2005, and consistent therewith the aggregate fair value of the outstanding shares of such publicly traded stock was $17.5 million.

In its continuing effort to address the Company’s capital structure and the adverse impact of SFAS 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which resulted in the reclassification of the redeemable preferred stock from equity to liability on November 23, 2004, the Company’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the Company. The independent committee’s charter includes addressing the unsuccessful restructuring efforts of the Board of Directors and management, undertaken pursuant to the resolution of the Board of Directors detailed in Form 8-K dated March 26, 2004. In January 2005, the independent committee informed the Board of Directors that it had retained legal counsel and engaged a financial advisor and had initiated its deliberations. On May 3, 2005, in a letter from certain of the public preferred stockholders to the independent committee, such stockholders set forth their views on matters pending before the independent committee. Such letter was incorporated in a Schedule 13D/A filed by Ewing & Partners on May 5, 2005, and by Wynnefield Capital Management, LLC and Costa Brava Partnership III, L.P. on May 9, 2005.

Note 5. Reportable Business Segments

As of March 31, 2005, the Company’s operations are comprised of two operating segments, IT Solutions Group and Xacta. The segment information below has been reclassified to conform to management’s internal operating structure implemented during the fourth quarter of 2003. Principally, the Company has included the results of its wireless and messaging product line (previously included as part of the Products Group segment) in the Xacta segment. Prior to December 2003, the Company had two operating segments: the Products Group and the Xacta Group.

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

The accounting policies of the reportable segments are the same as those referred to in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross profit and segment profit (loss) before income taxes and interest income or expense.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2005 and 2004 are set forth in the following table. The “other” column includes corporate related items.

	Three Months Ended
	IT Solutions	Xacta	Other (1)	Total
March 31, 2005
External revenues	$13,321	$21,641	$—	$34,962
Gross profit	2,109	5,397	—	7,506
Segment profit (2)	335	142	—	477
Total assets	5,366	22,160	9,814	37,340
Capital expenditures	8	197	222	427
Depreciation and amortization (3)	84	137	252	473

	IT Solutions	Xacta	Other (1)	Total
March 31, 2004
External revenues	$13,543	$13,244	$—	$26,787
Gross profit	1,043	4,416	—	5,459
Segment (loss) profit (2)	(393)	1,158	—	765
Total assets	3,877	10,756	11,509	26,142
Capital expenditures	—	43	42	85
Depreciation and amortization (3)	92	57	224	373

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

The Company does not have any material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in any specific geographical area within the United States. The Company has six separate facilities located in various states, the District of Columbia and Germany.

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

The sale of TCC has been treated as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS 144, the revenue, costs and expenses of TCC have been excluded from their respective captions in the Company’s consolidated statements of operations and the net results of these operations have been reported separately as “Income (loss) from discontinued operations,” accordingly, for the quarter ended March 31, 2005, a gain on sale of TCC (under the discontinued operations caption) was recorded on the receipt of the $1.0 million received in February 2005.

Note 8. Contingencies

Pursuant to the Discretionary Incentive Bonus Plan and based upon current and projected performance, the Company accrued $.5 million in the first quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Government oversight

As a U.S. Government contractor, the Company is subject to oversight by many agencies and entities of the U.S. Government that may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U. S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. To the best of management’s knowledge, there are no pending investigations, inquiries, claims or audits against the Company likely to have a material adverse effect on the Company’s business or its consolidated results of operations, cash flows or financial position.

General

The Company continued its investment in creating value added solutions to address the ever increasing market for systems integration services and secure enterprise solutions. For example, with the release of Xacta IA ManagerTM Process Enforcer Edition in March of 2004, Xacta built upon the continuous assessment functionality that was introduced in March of 2003. Leveraging the rich IT asset information that can be automatically collected with continuous assessment, Process Enforcer allows on-going vulnerability management and automated remediation. Additionally, because vulnerabilities can now be actively managed and remediated, Xacta IA Manager will serve to improve the overall security posture of the network, and when fully deployed, will save systems administrators time and effort.

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

The Company also made a significant investment in developing new business and establishing critical new contract vehicles with the U.S. Government. Specifically, Telos won a multiple award, multi-year, GWAC IT contract with the U.S. Air Force. This NETCENTS contract is mandated for use by the Air Force. Telos has a number of high profile partners on its NETCENTS team to include Verizon and EDS which will sell their products and services through the NETCENTS contract. NETCENTS will also be an important sales mechanism for Xacta and the IT Solutions Group offerings.

Backlog

The Company’s total backlog was $89.2 million and $43.7 million at March 31, 2005 and 2004, respectively. Backlog was $106.4 million at December 31, 2004. The total backlog of each of the segments at March 31, 2005 and 2004 was as follows: IT Solutions Group - $8.7 million and $4.9 million, respectively; and Xacta - $80.5 million and $38.8 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated, and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2005 and 2004 was $80.0 million and $43.4 million, respectively.

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

The condensed consolidated statements of operations include the results of Telos Corporation and its wholly owned subsidiaries. The Company substantially achieved its operating goals.

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Sales	100.0%	100.0%
Cost of sales	78.5	79.6
SG&A expenses	20.1	17.5

Operating income	1.4	2.9
Other income	0.1	—
Interest expense	(6.1)	(8.2)

Loss before taxes	(4.6)	(5.3)
Income tax expense	—	—

Loss from continuing operations	(4.6)	(5.3)
Gain on sale of TCC	2.8	—

Net loss	(1.8)%	(5.3)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended March 31,
	2005	2004
Sales
IT Solutions Group	$13,321	$13,543
Xacta	21,641	13,244

Total	$34,962	$26,787

Gross Profit
IT Solutions Group	$2,109	$1,043
Xacta	5,397	4,416

Total	$7,506	$5,459

Gross Margin
IT Solutions Group	15.8%	7.7%
Xacta	24.9%	33.3%
Total	21.5%	20.4%

The Company’s sales for the first quarter of 2005 were $35.0 million, an increase of $8.2 million or 30.5% over the first quarter 2004 sales of $26.8 million. Such increase consists of an $8.4 million increase in sales from Xacta, offset by a $.2 million decrease in sales from the IT Solutions Group. The increase in Xacta sales is primarily attributable to increased sales of its wireless and messaging solutions. The IT Solutions group continues to perform in accordance with the Company’s plans.

The Company’s cost of sales for the first quarter of 2005 was $27.5 million, an increase of $6.1 million compared to the same period in 2004.

The Company’s gross profit for the first quarter in 2005 increased by $2.0 million to $7.5 million compared to the same period in 2004. Gross margin increased to 21.5% from 20.4% in the comparable period in 2004. The decline in gross margin from 33.3% to 24.9% for Xacta is due to the change in revenue mix within the segment, such as the reduction in software revenue and increased downward pressure on hardware margins. Gross margin for IT Solutions Group increased from 7.7% to 15.8%, primarily attributable to higher margin on the ARISS (Army Recruiting Information Security System) laptop resale program.

The Company’s selling, general, and administrative expense (“SG&A”) for the first quarter of 2005 was $7.0 million, an increase of approximately $2.3 million or 49.7% compared to the same period in 2004, primarily due to commissions and bonus accruals in the first quarter of 2005, as well as growth in sales, marketing and special committee expenses.

The Company’s operating income for the first quarter of 2005 was $.5 million, a decrease of $.3 million compared to $.8 million of operating income in the same period in 2004.

The Company’s interest expense decreased by 2.4% to $2.1 million in the first quarter in 2005 compared to the same period in 2004.

The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2004 and 2003. The Company maintained its full valuation position during the quarter ended March 31, 2005.

The Company’s net loss for the first quarter of 2005 was $.6 million, a decrease of $.8 million compared to $1.4 million net loss in the same period in 2004.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company’s capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement with Wells Fargo Foothill, Inc. that was originally scheduled to mature on October 21, 2005. On April 15, 2005, the Company and Wells Fargo Foothill entered into a Waiver and Eighth Amendment to Loan and Security Agreement. Pursuant to the Waiver and Eighth Amendment, the revolving line limit was established at $15 million and the interest rate at Wells Fargo “prime rate” plus 1%. The maturity date of the Facility was set to October 21, 2008. Borrowings under the Facility remain collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the eligible underlying asset-borrowing base, as defined in the Facility agreement. At March 31, 2005, the Company had outstanding borrowings of $4.6 million and unused borrowing availability of $1.4 million on the Facility. As of March 31, 2005, the interest rate on the Facility was 7.0%.

The Facility has various covenants, which, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on EBITDA as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2008. For the three months ended March 31, 2005, the Company was in compliance with the covenants contained in the Facility.

For the three months ended March 31, 2005, cash provided by continuing operating activities was $6.1 million. Cash provided by investing activities was approximately $.6 million. Cash used in financing activities was approximately $6.6 million.

Senior Subordinated Notes

The Company’s Notes totaled $5.2 million at March 31, 2005. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. During the first three months of 2005, the Company paid $187,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $12.7 million at March 31, 2005. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At March 31, 2005, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $75.1 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first three months of 2005, the Company recorded $1.1 million of dividends on the two classes of redeemable preferred stock.

Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is scheduled, subject to limitations detailed below, on October 31, 2005. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Consistent with the recapitalization or restructuring referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Senior Redeemable Preferred Stock on a long-term basis, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” by utilizing excess availability on the Facility.

Mandatory redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Consistent with the recapitalization or restructuring referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due on December 1, 2005, and thereafter, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement.

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

In its continuing effort to address the Company’s capital structure, and the adverse impact of SFAS 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which resulted in the reclassification of the redeemable preferred stock from equity to liability (see Note 4 – Redeemable Preferred Stock) on November 23, 2004, the Company’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the Company. The independent committee’s charter includes addressing the unsuccessful restructuring efforts of the Board of Directors and management, undertaken pursuant to the resolution of the Board of Directors detailed in Form 8-K dated March 26, 2004. In January 2005, the independent committee informed the Board of Directors that it had retained legal counsel and engaged a financial advisor and had initiated its deliberations. On May 3, 2005, in a letter from certain of the public preferred stockholders to the independent committee, such stockholders set forth their views on matters pending before the independent committee. Such letter was incorporated in a Schedule 13D/A filed by Ewing & Partners on May 5, 2005, and by Wynnefield Capital Management, LLC and Costa Brava Partnership III, L.P. on May 9, 2005.

To the best of the Company’s knowledge, after diligent inquiry, none of the Company’s present directors has disclosed any material financial interest with any holder of the Notes, Senior Redeemable Preferred Stock or Public Preferred Stock. Also, other than directors fees and stock options received for their service as members of the Board of Directors of the Company or fees for service as members of the Company’s Proxy Board, none of the non-executive directors receive any consulting or advisory fees or other compensation from the Company or any of its subsidiaries.

Borrowing Capacity

At March 31, 2005, the Company had outstanding debt and long-term obligations of $95.0 million, consisting of $4.6 million under the Facility, $5.2 million in subordinated debt, $10.1 million in capital lease obligations and $75.1 million in preferred stock classified as liability in accordance with FAS 150.

Based on current requirements, management considers the Company’s borrowing capacity sufficient to fund its capital and liquidity needs.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at March 31, 2005, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

	Total	Payments due by Period
		2005	2006 - 2008	2009 - 2011	2012 and later
Long term debt	$9,763	$—	$9,763	$—	$—
Capital lease obligations	17,718	1,872	5,534	5,380	4,932
Operating lease obligations	2,511	496	1,341	674	—
Senior preferred stock (1)	8,280	—	8,280	—	—
Public preferred stock redemption (2)	66,831	—	40,099	26,732	—

Total	$105,103	$2,368	$65,017	$32,786	$4,932

(1)	includes dividends accrual
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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. In April 2005, the effective date was amended for calendar year companies until the beginning of 2006. The Company currently accounts for share-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognizes no compensation cost for employee stock options. The Company is in the process of determining which transitional method it will elect upon the adoption of SFAS No. 123(R).

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

A number of uncertainties exist that could adversely affect the Company’s future operating results, including, without limitation, general economic conditions that may include the cost and continued availability of the Company to secure adequate capital and financing to support its business; the ability to attract and retain personnel; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure the Company without costly and/or extended litigation related to such restructuring. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with its partners and suppliers.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1.25% over the Wells Fargo “prime rate” (as of March 31, 2005 the Wells Fargo “prime rate” was 5.75%), or 5.75%, whichever is higher. Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1%. The effective average interest rates, including all bank fees, for the first three months of 2005 and 2004 were 9.4% and 10.9%, respectively. The Facility had an outstanding balance of $4.6 million at March 31, 2005.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) and Rule 15d-15(e) under the Exchange Act), as of March 31, 2005, and concluded that those disclosure controls and procedures are effective in timely alerting them to any material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Since such evaluation, such officers are unaware of any material subsequent changes in the Company’s internal controls or in other factors that could affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company intends to continue its diligent review and evaluation of the design and effectiveness of the controls, with the intention of continuous improvements to such controls, and to correct in a timely manner any significant deficiencies and material weaknesses that may be discovered. The Company’s goal is to provide senior management with detailed information and timely access to all material information concerning the business. While the Company believes the present design of its disclosure controls and procedures effectively achieves its objectives, additional regulatory requirements, such as Sarbanes-Oxley Section 404 - Management Assessment of Internal Controls, scheduled for implementation by the Company by December 2006, and future unforeseen events may cause the Company to significantly modify such disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various lawsuits arising in the ordinary course of business. Based upon all available information and to the best of management’s knowledge, the final outcome of any such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3. Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2005, total undeclared unpaid dividends accrued for financial reporting purposes are $5.3 million for the Series A-1 and A-2 Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). Dividends are payable by the Company, provided that the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $38.7 million as of March 31, 2005.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Consistent with the recapitalization or restructuring referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due on December 1, 2005, and thereafter, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement.

Item 6. Exhibits

(1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

(2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

(3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part II items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer