Form 10-Q
period 2005-06-30
TELOS CORP
filed 2005-08-11
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

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

As of August 11, 2005, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$24,574	$22,478	$59,535	$49,265

Costs and expenses
Cost of sales	19,811	18,424	47,266	39,752
Selling, general and administrative expenses	7,940	4,366	14,969	9,060

Operating (loss) income	(3,177)	(312)	(2,700)	453
Other income (expenses)
Other income	5	5	38	5
Interest expense	(2,149)	(2,202)	(4,288)	(4,394)

Loss before taxes	(5,321)	(2,509)	(6,950)	(3,936)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(5,321)	(2,509)	(6,950)	(3,936)

Discontinued operations:
Gain on sale of TCC, net of tax	—	—	1,000	—

Net loss	$(5,321)	$(2,509)	$(5,950)	$(3,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at June 30, 2005 and December 31, 2004)	$62	$67
Accounts receivable, net of allowance of $587 and $540, respectively	22,930	31,672
Inventories, net of obsolescence allowance of $67 and $83, respectively	6,448	14,272
Other current assets	3,529	1,594

Total current assets	32,969	47,605

Property and equipment, net of accumulated depreciation of $13,837 and $13,141, respectively	10,028	10,066
Other assets	866	846

Total assets	$43,863	$58,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$15,857	$22,029
Accrued compensation and benefits	7,550	7,838
Deferred revenue	10,204	9,238
Capital lease obligations – short-term	505	517
Other current liabilities	2,246	2,118

Total current liabilities	36,362	41,740

Senior credit facility	5,276	11,416
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,516	9,727
Senior redeemable preferred stock (Note 4)	8,386	8,175
Public preferred stock (Note 4)	68,238	65,424

Total	132,957	141,661

Stockholders’ deficit
Common stock	78	78
Accumulated deficit	(89,172)	(83,222)

Total stockholders’ deficit	(89,094)	(83,144)

Total liabilities and stockholders’ deficit	$43,863	$58,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Loss from continuing operations	$(6,950)	$(3,936)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Dividends and accretion of preferred stock as interest expense	3,023	3,231
Depreciation and amortization	929	724
Other noncash items	47	(27)
Changes in other operating assets and liabilities	10,908	1,739

Cash provided by continuing operating activities	7,957	1,731

Investing activities:
Net proceeds from sale of TCC	1,000	—
Purchase of property and equipment	(760)	(705)

Cash provided by (used in) investing activities	240	(705)

Financing activities:
Repayment of borrowings under senior credit facility, net	(6,140)	(815)
(Decrease) increase in book overdrafts	(1,840)	15
Payments under capital leases	(222)	(222)

Cash used in financing activities	(8,202)	(1,022)

(Decrease) increase in cash and cash equivalents	(5)	4
Cash and cash equivalents at beginning of period	67	64

Cash and cash equivalents at end of period	$62	$68

Supplemental information:
Cash paid for interest	$1,226	$1,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

The accompanying condensed consolidated financial statements are unaudited and include the accounts of Telos Corporation (“Telos”) and its wholly owned subsidiaries Xacta Corporation and Telos Delaware, Inc. (collectively, the “Company”). The Company also has an investment in Enterworks, Inc. (“Enterworks”), and has accounted for its investment in Enterworks in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.” See Note 2 – Investment in Enterworks. In December 2003, the Company purchased a 50% interest in Enterworks International, Inc. which, at the time of the transaction, was a wholly owned subsidiary of Enterworks. Enterworks International is considered a variable interest entity of Telos and, therefore, is required to be consolidated. Significant intercompany transactions have been eliminated.

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

Recent Accounting Pronouncement

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The potential effect of Statement No. 151 on the financial statements is currently being considered.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 requires that the measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The potential effect of Statement No. 153 on the financial statements is currently being considered.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB 104, “Revenue Recognition”. The Company considers amounts to be earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, except as the pronouncement states, on contracts where higher-level GAAP (either SOP 81-1 or SOP 97-2 as described below) prevails.

The Company recognizes revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses is bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), and is limited to the price charged when the element is sold separately or if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

Substantially all of the Company’s contracts are contracts with the United States Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the AICPA’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period; revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

Stock-Based Compensation and New Accounting Pronouncement

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

Had compensation expense for the Company’s stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have been as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(5,321)	$(2,509)	$(5,950)	$(3,936)
Deduct: Stock-based compensation expense under fair value reporting	26	43	64	240

Pro forma net loss	$(5,347)	$(2,552)	$(6,014)	$(4,176)

The Company has generally granted options to certain employees of the Company under various plans at the estimated fair value at the date of grant. Since no public market exists for the common stock underlying these options, the Trustees of the Telos Shared Savings Plan annually engage an independent national investment firm to evaluate the stock. The Plan’s trustees’ practice has been to price the stock at the midpoint of the range estimated by the independent national investment firm. This estimate is used to determine the fair value of the common stock on the date options are granted and, therefore, impacts the determination of compensation cost under APB 25 and FASB 123. The Company believes any significant changes in the valuation estimate for its common stock will not have a material impact on its financial statements.

Note 2. Investment in Enterworks

As of June 30, 2005, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”) and holds warrants to purchase 4,499,997 underlying common stock shares that equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks as prescribed by APB 18, “The Equity Method of Accounting for Investments in Common Stock.” As the Company’s proportionate share of losses in Enterworks exceeds its carrying value, equity in such losses is no longer recorded by the Company.

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

In December 2003, the Company purchased a 50% interest in Enterworks International (“EI”), which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company evaluated this investment for impairment and, due to uncertainties regarding the ability to generate future operating cash flows, recorded an impairment loss in the amount of $500,000 in 2003. Pursuant to the terms of the stock purchase agreement and the stockholder agreement (“Agreement”) setting forth the transaction, the Company agreed to fund up to 50% of EI’s 2004 operating costs for an amount not to exceed $300,000 in the year 2004 and certain direct expenses which amounted to $89,000 in 2004, and 50% of such operating costs and certain expenses thereafter. The Company estimates that such costs incurred and recorded amounted to approximately $265,000 for the six months ended June 30, 2005. Beginning in 2004, as a result of the adoption of FIN 46, EI’s operating costs have been consolidated.

Pursuant to the Agreement, the Company and Enterworks are required to fund the operations of EI according to a funding schedule set forth in the Agreement. For calendar year 2005, Enterworks has been unable to fund its proportionate share of the scheduled funding, which amounted to $303,000 as of June 30, 2005, and as such the $303,000 was funded and expensed by the Company. Consistent with subsection 3.4(d) of the Agreement, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Enterworks International, Inc. The Agreement also provides for a cure period for the defaulting party. As previously disclosed, the Company continues to provide notices to Enterworks and demand that such default be cured in a timely manner. The Company may exercise its rights under the Agreement to transfer the calculated ownership percentage to the Company provided the default is not cured as described in the Agreement. The aggregate amount of the default set forth in the notices as of August 1, 2005 was approximately $419,000.

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks, which, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company evaluated this investment for impairment and, due to uncertainties regarding the ability to generate future operating cash flows, recorded an impairment loss in the amount of $900,000 in 2003. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. However, in December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, in exchange for a one-time fixed fee of $300,000, Enterworks shall provide the Company with maintenance and OEM technical product support for two years, commencing in January of 2005; and for $15,000 per month thereafter. The one-time fixed fee is being amortized over two years. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), as a fixed asset.

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

The Facility has various covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2008, to more accurately reflect the Company’s future performance. For the six months ended June 30, 2005, the Company was in compliance with the covenants contained in the Facility.

Unused borrowing availability on the Facility was $3.6 million at June 30, 2005; however, such availability fluctuates on a daily basis based upon the amount of eligible underlying assets in the borrowing base. Effective April 15, 2005, the interest rate on the Facility is the Wells Fargo “prime rate” plus 1% (as of June 30, 2005 the Wells Fargo “prime rate” was 6.25%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, were 9.9% and 10.7% for the six months ended June 30, 2005 and 2004, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. The Notes can be prepaid at the Company’s option. The Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At June 30, 2005, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $13.3 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for a requested accelerated payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, at June 30, 2005 and December 31, 2004, respectively.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179[1]
Senior Credit Facility	2008	$5,276[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to October 31, 2008.
[2]	Balance due represents balance as of June 30, 2005, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. Subject to limitations set forth below, the Company is scheduled to redeem all shares and accrued dividends outstanding on October 31, 2005. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Consistent with the recapitalization or restructuring referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Senior Redeemable Preferred Stock on a long-term basis, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” by utilizing excess availability on the Facility. The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At June 30, 2005 and 2004, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.4 and $5.0 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the three months ended June 30, 2005 and 2004 was $451,000 and $555,000, respectively, and for the six months ended June 30, 2005 and 2004 was $902,000 and $1,110,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2005 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Consistent with the recapitalization or restructuring efforts referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due on December 1, 2005, and thereafter, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement. In accordance with Article Five, the Company may, in its sole discretion, convert the Public Preferred Stock subject to redemption to 12% Junior Subordinated Debentures.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereafter were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $39.7 million as of June 30, 2005. In 2004, the Company recorded cumulative exchangeable redeemable preferred stock dividends of $3.8 million, which was recorded as interest expense.

In accordance with SFAS 150, and as reported beginning with the Form 10-Q for the quarter ended September 30, 2003, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the accretion and dividends accrued in the three and six months ended June 20, 2005, of $1.5 million and $3.0 million, respectively, were recorded as interest expense. Pursuant to the disclosure provisions of FAS 107, the Public Preferred Stock traded on the NASDAQ/OTCBB Exchange (TLSRP) at $9.75 per share on June 30, 2005, and consistent therewith the aggregate fair value of the outstanding shares of such publicly traded stock was $31.1 million.

In its continuing effort to address the Company’s capital structure and the adverse impact of SFAS 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which resulted in the reclassification of the redeemable preferred stock from equity to liability, on November 23, 2004 the Company’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the Company. The independent committee’s charter includes addressing the unsuccessful restructuring efforts of the Board of Directors and management, undertaken pursuant to the resolution of the Board of Directors detailed in Form 8-K dated March 26, 2004. In January 2005, the independent committee informed the Board of Directors that it had retained legal counsel, engaged a financial advisor and had initiated its deliberations. On May 3, 2005, in a letter from certain holders of the Public Preferred Stock to the independent committee, such stockholders set forth their views on matters pending before the independent committee. Such letter was subsequently incorporated in a Schedule 13D/A filed by Ewing & Partners on May 5, 2005, and by Wynnefield Capital Management, LLC and Costa Brava Partnership III, L.P. on May 9, 2005. On August 4, 2005, the independent committee provided an interim report to the Board of Directors with regard to its process and deliberations and announced that it anticipated presenting its final report on or about September 15, 2005.

Note 5. Reportable Business Segments

As of June 30, 2005, the Company’s operations are comprised of two operating segments, Managed Solutions1 (previously known as IT Solutions Group) and Xacta.

Managed Solutions: Develops, markets and sells integration services that address a wide range of Government Information Technology (IT) requirements. Offerings consist of innovative IT solutions that consist of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. The Managed Solutions Group also provides general IT consulting and integration services in support of various U.S. Government customers.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Identity Management solutions1 (formerly known as Enterprise Credentialing solutions), Information Security Consulting services and IT Security Management software solutions.

The accounting policies of the reportable segments are the same as those referred to in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross profit and gross margin before income taxes and interest income or expense.

[1]	Name change was for marketing and public relations reasons and represented no organizational or operational changes

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004 are set forth in the following table (in thousands). The “other” column includes corporate related items.

	Three Months Ended				Six Months Ended
	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other	Total
June 30, 2005
External revenues	$6,087	$18,487	$—	$24,574	$19,407	$40,127	$—	$59,535
Gross margin	574	4,188	—	4,762	2,684	9,585	—	12,269
Segment loss (2)	(883)	(2,294)	—	(3,177)	(532)	(2,168)	—	(2,700)
Total assets	8,484	25,262	10,117	43,863	8,484	25,262	10,117	43,863
Capital expenditures	2	96	235	333	10	293	457	760
Depreciation and amortization (3)	47	149	260	456	131	286	512	929

	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other	Total
June 30, 2004
External revenues	$5,818	$16,660	$—	$22,478	$19,361	$29,904	$—	$49,265
Gross margin	783	3,271	—	4,054	1,828	7,685	—	9,513
Segment (loss) profit (2)	(610)	298	—	(312)	(1,003)	1,456	—	453
Total assets	3,747	14,730	11,821	30,298	3,747	14,730	11,821	30,298
Capital expenditures	—	81	538	619	—	125	580	705
Depreciation and amortization (3)	87	41	223	351	196	81	447	724

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

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

Note 7. Contingencies

Discretionary Incentive Bonus Plan

Pursuant to the Discretionary Incentive Bonus Plan and based upon current and projected performance, the Company accrued $.4 million and $1 million in the three and six months ended June 30, 2005, respectively.

Legal Proceedings

On May 6, 2005, SecureInfo Corporation (SecureInfo) filed suit in the U.S. District Court for the Eastern District of Virginia against the Company, its subsidiary Xacta Corporation, and a Vice President of Xacta, alleging, among other things, copyright infringement and theft of trade secrets. On May 12, 2005, SecureInfo and Telos defendants voluntarily agreed to enter a temporary restraining order, including Telos denial of any liability, by which Telos agreed that it would not access SecureInfo’s software.

On May 26, 2005, Telos, Xacta, and the Vice President filed a motion to dismiss SecureInfo’s complaint. On June 16, 2005, SecureInfo amended its complaint, adding additional claims and, as additional defendants, Telos’ Chief Executive Officer and Chief Technology Officer, as well as an independent consultant. As amended, the suit alleges that Xacta engaged a consultant to do a comparative analysis of SecureInfo’s product, that the consultant was not authorized to permit representatives of Telos or Xacta to watch the on-screen operation of the program, access the program, or access the reports generated by the program, and that such access breached the terms of the consultant’s software license agreement with SecureInfo. SecureInfo’s amended complaint asserts a variety of statutory and other claims against the Telos defendants for relief, including copyright infringement; violations of the federal Computer Fraud and Abuse Act and federal Racketeer Influenced Corrupt Organization Act; violations of the Virginia Computer Crimes Act and the Virginia Uniform Trade Secrets Act; conspiracy to obtain trade secrets; tortious interference with contract; combining to injure SecureInfo; trespass to chattels; and detinue.

If SecureInfo’s alleged claims prove successful, Telos and Xacta may be required to pay damages in amounts that Plaintiff claims “may exceed” $20 million dollars, and for Telos and Xacta to account for all gains purportedly received. Telos, Xacta, and officers thereof who have been sued may also be required to take certain actions, such as placing all gains, profits and advantages derived from the alleged unauthorized access to SecureInfo’s product in a constructive trust for the benefit of SecureInfo and to provide a royalty free license to SecureInfo for Telos’ intellectual property. They may also have to refrain from taking other acts if SecureInfo’s alleged claims prove successful, including refraining from filing any patents, prosecuting any patents or participating in any patent application enforcement actions; using SecureInfo’s information to assist in selling Xacta’s XIAM product, participating in the competitive decision making process with respect to Xacta’s XIAM product; and working on the development of features for Telos’ programs that relate to any materials allegedly obtained from SecureInfo. Telos filed a motion to dismiss the counts in the amended complaint on July 14, 2005.

Although there can be no assurance as to the ultimate outcome of this litigation, Telos strenuously denies SecureInfo’s claims and will continue to vigorously defend this lawsuit and oppose the overbroad and unprecedented relief requested by plaintiff. Telos, Xacta, and their officers have filed a motion to dismiss all of the counts in the amended complaint in its entirety and with prejudice as to all defendants. It is Telos’ contention that SecureInfo has taken a software license dispute between it and the consultant, and attempted to transform such a contract claim into a string of charges against Telos and Xacta and several of its officers in an attempt to obtain a judicially sanctioned competitive advantage over Telos and Xacta. Telos’ motion to dismiss argues that even if all of SecureInfo’s factual allegations were assumed to be true (a legal assumption that is required in a motion to dismiss, but which Telos will contest if the claims are not dismissed), such factual allegations would not state any legally cognizable causes of action against Telos, Xacta or their officers.

In addition, Telos will at the appropriate time oppose SecureInfo’s motion for a preliminary injunction (scheduled to be heard on September 27, 2005) on the grounds that plaintiff has suffered no irreparable injury and has shown no likelihood of success on the merits, and is considering what, if any, counterclaims to file against SecureInfo.

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

General

As of June 30, 2005, the Company’s operations are comprised of two operating segments, Managed Solutions1 (previously known as IT Solutions Group) and Xacta.

Managed Solutions: Develops, markets and sells integration services that address a wide range of Government Information Technology (IT) requirements. Offerings consist of innovative IT solutions that consist of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. The Managed Solutions Group also provides general IT consulting and integration services in support of various U.S. Government customers.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Identity Management solutions1 (formerly known as Enterprise Credentialing solutions), Information Security Consulting services and IT Security Management software solutions.

The Company continued its investment in creating value added solutions to address the ever increasing market for systems integration services and secure enterprise solutions. For example, with the release of Xacta IA ManagerTM Process Enforcer functionality in March of 2004, Xacta built upon the Continuous Assessment functionality that was introduced in March of 2003. Leveraging the rich IT asset information that can be automatically collected with Continuous Assessment, Process Enforcer allows on-going vulnerability management and automated remediation. Additionally, because vulnerabilities can now be actively managed and remediated, Xacta IA Manager will serve to improve the overall security posture of the network, and when fully deployed, will save systems administrators time and effort. Additionally, in June 2005, the Company launched a new product, Xacta ACL Manager™ that enables organizations efficiently manage firewall rule-sets and router access control lists. This product is being marketed to customers across the U.S. Government.

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

The Company also made a significant investment in developing new business and establishing critical new contract vehicles with the U.S. Government. Specifically, Telos won a multiple award, multi-year, GWAC IT contract with the U.S. Air Force. This NETCENTS contract is mandated for use by the Air Force. Telos has a number of high profile partners on its NETCENTS team, to include Verizon and EDS, which will sell their products and services through the NETCENTS contract. NETCENTS will also be an important sales mechanism for Xacta and the Managed Solutions offerings.

The award of the NETCENTS contract entitled the Company to bid on the Air Force’s Second Generation wireless contract. The Company has submitted its proposal. It is anticipated this contract will be awarded by no later than the end of the third quarter. If Telos were not to be awarded the Second Generation contract, the Company’s continued growth in the U.S. Air Force wireless business sector could be materially and adversely affected.

Backlog

The Company’s total backlog was $94.4 million and $52.1 million at June 30, 2005 and 2004, respectively. Backlog was $106.4 million at December 31, 2004. The total backlog of each of the segments at June 30, 2005 and 2004 was as follows: Managed Solutions - $19.5 million and $2.1 million, respectively; and Xacta - $74.9 million and $50.0 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated, and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2005 and 2004 was $80.6 million and $47.4 million, respectively.

[1]	Name change was for marketing and public relations reasons and represented no organizational or operational changes

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

The principal elements of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6	82.0	79.4	80.7
SG&A expenses	32.3	19.4	25.1	18.4

Operating (loss) income	(12.9)	(1.4)	(4.5)	0.9
Other income	—	—	.1	—
Interest expense	(8.7)	(9.8)	(7.2)	(8.9)

Loss before taxes	(21.6)	(11.2)	(11.6)	(8.0)
Income tax expense	—	—	—	—

Loss from continuing operations	(21.6)	(11.2)	(11.6)	(8.0)
Gain on sale of TCC	—	—	1.6	—

Net loss	(21.6)%	(11.2)%	(10.0)%	(8.0)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales
Managed Solutions	$6,087	$5,818	$19,407	$19,361
Xacta	18,487	16,660	40,128	29,904

Total	$24,574	$22,478	$59,535	$49,265

Gross Profit
Managed Solutions	$574	$783	$2,684	$1,828
Xacta	4,188	3,271	9,585	7,685

Total	$4,762	$4,054	$12,269	$9,513

Gross Margin
Managed Solutions	9.4%	13.5%	13.8%	9.4%
Xacta	22.7%	19.6%	23.9%	25.7%
Total	19.4%	18.0%	20.6%	19.3%

The Company’s sales for the second quarter of 2005 were $24.6 million, an increase of $2.1 million or 9.3% over the second quarter 2004 sales of $22.5 million. Such increase consists of a $1.8 million and $0.3 million increase in sales from Xacta and Managed Solutions, respectively. The increase in Xacta sales is primarily attributable to increased sales of its wireless and messaging solutions. The Managed Solutions Group continues to perform in accordance with the Company’s plans.

The Company’s cost of sales for the second quarter of 2005 was $19.8 million, an increase of $1.4 million compared to the same period in 2004.

The Company’s gross profit for the second quarter in 2005 increased by $0.7 million to $4.8 million compared to the same period in 2004. Gross margin increased to 19.4% from 18.0% in the comparable period in 2004. The Company’s gross margin for the Managed Solutions Group decreased from 13.5% to 9.4%, due primarily to higher margins in second quarter 2004 associated with a large ARISS (Army Recruiting Information Security System) laptop order. A similar ARISS order in first quarter of 2005 resulted in a higher year to date 2005 margin when compared to the current quarter’s margin. The increase in Xacta gross margin from 19.6% to 22.7% is primarily attributable to higher margins in the messaging and identity management solutions areas.

The Company’s selling, general, and administrative expense (“SG&A”) for the second quarter of 2005 was $7.9 million, an increase of approximately $3.6 million or 81.9% compared to the same period in 2004, primarily due to planned growth in sales and marketing expenses of approximately $1.9 million in the second quarter of 2005, as well as bonus accruals of approximately $.4 million, and Independent Committee expenses of approximately $.4 million, and an increase in Enterworks International’s operating expenses of approximately $.3 million.

The Company’s operating loss for the second quarter of 2005 was $3.2 million, an increase of $2.7 million compared to $0.3 million of operating loss in the same period in 2004.

The Company’s interest expense decreased by 2.4% to $2.1 million in the second quarter in 2005 compared to the same period in 2004.

The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2004. The Company maintained its full valuation position during the quarter ended June 30, 2005.

The Company’s net loss for the second quarter of 2005 was $5.3 million, an increase of $2.8 million compared to $2.5 million net loss in the same period in 2004.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company’s capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement with Wells Fargo Foothill, Inc. that was originally scheduled to mature on October 21, 2005. On April 15, 2005, the Company and Wells Fargo Foothill entered into a Waiver and Eighth Amendment to Loan and Security Agreement. Pursuant to the Waiver and Eighth Amendment, the revolving line limit was established at $15 million and the interest rate at Wells Fargo “prime rate” plus 1%. The maturity date of the Facility was set to October 21, 2008. Borrowings under the Facility remain collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the eligible underlying asset-borrowing base, as defined in the Facility agreement. At June 30, 2005, the Company had outstanding borrowings of $5.3 million and unused borrowing availability of $3.6 million on the Facility. As of June 30, 2005, the interest rate on the Facility was 7.25%.

The Facility has various covenants, which, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on EBITDA as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2008. For the six months ended June 30, 2005, the Company was in compliance with the covenants contained in the Facility.

For the six months ended June 30, 2005, cash provided by continuing operating activities was $7.9 million. Cash provided by investing activities was approximately $.2 million. Cash used in financing activities was approximately $8.2 million.

Senior Subordinated Notes

The Company’s Notes totaled $5.2 million at June 30, 2005. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. During the first six months of 2005, the Company paid $375,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $13.3 million at June 30, 2005. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At June 30, 2005, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $76.6 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first six months of 2005, the Company recorded $2.1 million of dividends on the two classes of redeemable preferred stock.

Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares is scheduled, subject to limitations detailed below, on October 31, 2005. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Consistent with the recapitalization or restructuring efforts referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Senior Redeemable Preferred Stock on a long-term basis, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” by utilizing excess availability on the Facility.

Mandatory redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Consistent with the recapitalization or restructuring efforts referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due on December 1, 2005, and thereafter, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement. In accordance with Article Five, the Company may, in its sole discretion, convert the Public Preferred Stock subject to redemption to 12% Junior Subordinated Debentures.

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

In its continuing effort to address the Company’s capital structure, and the adverse impact of SFAS 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which resulted in the reclassification of the redeemable preferred stock from equity to liability (see Note 4 – Redeemable Preferred Stock) on November 23, 2004, the Company’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the Company. The independent committee’s charter includes addressing the unsuccessful restructuring efforts of the Board of Directors and management, undertaken pursuant to the resolution of the Board of Directors detailed in Form 8-K dated March 26, 2004. In January 2005, the independent committee informed the Board of Directors that it had retained legal counsel and engaged a financial advisor and had initiated its deliberations. On May 3, 2005, in a letter from certain holders of the Public Preferred Stock to the independent committee, such stockholders set forth their views on matters pending before the independent committee. Such letter was incorporated in a Schedule 13D/A filed by Ewing & Partners on May 5, 2005, and by Wynnefield Capital Management, LLC and Costa Brava Partnership III, L.P. on May 9, 2005. On August 4, 2005, the independent committee provided an interim report to the Board of Directors with regard to its process and deliberations and announced that it anticipated presenting its final report on or about September 15, 2005.

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

Borrowing Capacity

At June 30, 2005, the Company had outstanding debt and long-term obligations of $97.1 million, consisting of $5.3 million under the Facility, $5.2 million in subordinated debt, $10.0 million in capital lease obligations and $76.6 million in preferred stock classified as liability in accordance with FAS 150.

Based on current requirements, management considers the Company’s borrowing capacity sufficient to fund its capital and liquidity needs.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at June 30, 2005, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	2005	2006 - 2008	2009 - 2011	2012 and later
Long term debt	$10,455	$—	$10,455	$—	$—
Capital lease obligations	19,510	1,904	5,501	5,380	6,725
Operating lease obligations	2,391	505	1,296	590	—
Senior preferred stock (1)	8,386	—	8,386	—	—
Public preferred stock redemption (2)	68,238	—	40,943	27,295	—

Total	$108,980	$2,409	$66,581	$33,265	$6,725

(1)	includes dividends accrual
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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The potential effect of Statement No. 151 on the financial statements is currently being considered.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 requires that the measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The potential effect of Statement No. 153 on the financial statements is currently being considered.

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

While in the past the Company has not experienced contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur the Company’s operating results could be adversely impacted. Additionally, receivables under certain government contracts are based on provisional rates that permit recovery of indirect costs not exceeding certain limits. These indirect costs are subject to audit on an annual basis by the Defense Contract Audit Agency. When final determination and approval of the indirect cost rates have been made, revenue and/or receivables may be adjusted accordingly.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of June 30, 2005 the Wells Fargo “prime rate” was 6.25%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for the first six months of 2005 and 2004 were 9.9% and 10.7%, respectively. The Facility had an outstanding balance of $5.3 million at June 30, 2005.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) and Rule 15d-15(e) under the Exchange Act), as of June 30, 2005, and concluded that those disclosure controls and procedures are effective in timely alerting them to any material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

On May 6, 2005, SecureInfo Corporation (SecureInfo) filed suit in the U.S. District Court for the Eastern District of Virginia against the Company, its subsidiary Xacta Corporation, and a Vice President of Xacta, alleging, among other things, copyright infringement and theft of trade secrets. On May 12, 2005, SecureInfo and Telos defendants voluntarily agreed to enter a temporary restraining order, including Telos denial of any liability, by which Telos agreed that it would not access SecureInfo’s software.

On May 26, 2005, Telos, Xacta, and the Vice President filed a motion to dismiss SecureInfo’s complaint. On June 16, 2005, SecureInfo amended its complaint, adding additional claims and, as additional defendants, Telos’ Chief Executive Officer and Chief Technology Officer, as well as an independent consultant. As amended, the suit alleges that Xacta engaged a consultant to do a comparative analysis of SecureInfo’s product, that the consultant was not authorized to permit representatives of Telos or Xacta to watch the on-screen operation of the program, access the program, or access the reports generated by the program, and that such access breached the terms of the consultant’s software license agreement with SecureInfo. SecureInfo’s amended complaint asserts a variety of statutory and other claims against the Telos defendants for relief, including copyright infringement; violations of the federal Computer Fraud and Abuse Act and federal Racketeer Influenced Corrupt Organization Act; violations of the Virginia Computer Crimes Act and the Virginia Uniform Trade Secrets Act; conspiracy to obtain trade secrets; tortious interference with contract; combining to injure SecureInfo; trespass to chattels; and detinue.

If SecureInfo’s alleged claims prove successful, Telos and Xacta may be required to pay damages in amounts that Plaintiff claims “may exceed” $20 million dollars, and for Telos and Xacta to account for all gains purportedly received. Telos, Xacta, and officers thereof who have been sued may also be required to take certain actions, such as placing all gains, profits and advantages derived from the alleged unauthorized access to SecureInfo’s product in a constructive trust for the benefit of SecureInfo and to provide a royalty free license to SecureInfo for Telos’ intellectual property. They may also have to refrain from taking other acts if SecureInfo’s alleged claims prove successful, including refraining from filing any patents, prosecuting any patents or participating in any patent application enforcement actions; using SecureInfo’s information to assist in selling Xacta’s XIAM product, participating in the competitive decision making process with respect to Xacta’s XIAM product; and working on the development of features for Telos’ programs that relate to any materials allegedly obtained from SecureInfo. Telos filed a motion to dismiss the counts in the amended complaint on July 14, 2005.

Although there can be no assurance as to the ultimate outcome of this litigation, Telos strenuously denies SecureInfo’s claims and will continue to vigorously defend this lawsuit and oppose the overbroad and unprecedented relief requested by plaintiff. Telos, Xacta, and their officers have filed a motion to dismiss all of the counts in the amended complaint in its entirety and with prejudice as to all defendants. It is Telos’ contention that SecureInfo has taken a software license dispute between it and the consultant, and attempted to transform such a contract claim into a string of charges against Telos and Xacta and several of its officers in an attempt to obtain a judicially sanctioned competitive advantage over Telos and Xacta. Telos’ motion to dismiss argues that even if all of SecureInfo’s factual allegations were assumed to be true (a legal assumption that is required in a motion to dismiss, but which Telos will contest if the claims are not dismissed), such factual allegations would not state any legally cognizable causes of action against Telos, Xacta or their officers.

In addition, Telos will at the appropriate time oppose SecureInfo’s motion for a preliminary injunction (scheduled to be heard on September 27, 2005) on the grounds that plaintiff has suffered no irreparable injury and has shown no likelihood of success on the merits, and is considering what, if any, counterclaims to file against SecureInfo.

Item 3. Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2005, total undeclared unpaid dividends accrued for financial reporting purposes are $5.4 million for the Series A-1 and A-2 Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

        Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). Dividends are payable by the Company, provided that the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $39.7 million as of June 30, 2005.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Consistent with the recapitalization or restructuring efforts referenced in the Company’s 2004 Form 10-K, Note 14 - Significant Company Filing, Item 8.01 - Other Events, or other more favorable recapitalization or restructuring options, the Company has the intent and ability to refinance the Public Preferred Stock on a long-term basis due on December 1, 2005, and thereafter, in accordance with SFAS 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” and Article Five, Section C5 of the Company’s Articles of Amendment and Restatement. In accordance with Article Five, the Company may, in its sole discretion, convert the Public Preferred Stock subject to redemption to 12% Junior Subordinated Debentures.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part II items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer