Form 10-Q
period 2005-09-30
TELOS CORP
filed 2005-11-21
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

As of November 21, 2005, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$40,568	$31,710	$100,103	$80,976

Costs and expenses
Cost of sales	33,371	20,375	80,638	60,128
Selling, general and administrative expenses	6,841	7,570	21,809	16,630

Operating income (loss)	356	3,765	(2,344)	4,218
Other income (expenses)
Other income	5	8	42	13
Interest expense	(2,241)	(2,241)	(6,528)	(6,635)

(Loss) income before taxes	(1,880)	1,532	(8,830)	(2,404)
Provision for income taxes	—	—	—	—

(Loss) income from continuing operations	(1,880)	1,532	(8,830)	(2,404)

Discontinued operations:
Gain on sale of TCC, net of tax	—	—	1,000	—

Net (loss) income	$(1,880)	$1,532	$(7,830)	$(2,404)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at September 30, 2005 and December 31, 2004)	$72	$67
Accounts receivable, net of allowance of $649 and $540, respectively	29,798	31,672
Inventories, net of obsolescence allowance of $67 and $83, respectively	6,233	14,272
Other current assets	2,264	1,594

Total current assets	38,367	47,605

Property and equipment, net of accumulated depreciation of $14,233 and $13,141, respectively	9,766	10,066
Other assets	866	846

Total assets	$48,999	$58,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$21,135	$22,029
Accrued compensation and benefits	5,497	7,838
Deferred revenue	8,356	9,238
Capital lease obligations – short-term	520	517
Other current liabilities	3,183	2,118

Total current liabilities	38,691	41,740

Senior credit facility	8,586	11,416
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,380	9,727
Senior redeemable preferred stock (Note 4)	8,492	8,175
Public preferred stock (Note 4)	69,645	65,424

Total	139,973	141,661

Stockholders’ deficit
Common stock	78	78
Accumulated deficit	(91,052)	(83,222)

Total stockholders’ deficit	(90,974)	(83,144)

Total liabilities and stockholders’ deficit	$48,999	$58,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Loss from continuing operations	$(8,830)	$(2,404)
Adjustments to reconcile loss from continuing operations to cash used in operating activities:
Dividends and accretion of preferred stock as interest expense	4,537	4,849
Depreciation and amortization	1,403	1,102
Other noncash items	109	(88)
Changes in other operating assets and liabilities	2,538	(6,322)

Cash used in continuing operating activities	(243)	(2,863)

Investing activities:
Net proceeds from sale of TCC	1,000	—
Purchase of property and equipment	(907)	(832)

Cash provided by (used in) investing activities	93	(832)

Financing activities:
(Repayment of) proceeds from borrowings under senior credit facility, net	(2,830)	3,525
Increase in book overdrafts	3,329	505
Payments under capital leases	(344)	(338)

Cash provided by financing activities	155	3,692

Increase (decrease) in cash and cash equivalents	5	(3)
Cash and cash equivalents at beginning of period	67	64

Cash and cash equivalents at end of period	$72	$61

Supplemental information:
Cash paid for interest	$1,948	$1,786

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

In the opinion of the Company, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company continues to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the classifications used in the current period.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights or equity investors providing sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Generally, the interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003, for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. As a result of the adoption of this standard, Enterworks International, Inc. is required to be consolidated. See Note 2 – Investment in Enterworks.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as specified by ARB No. 43. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The potential effect of Statement No. 151 on the financial statements is currently being considered.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. Statement No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The potential effect of Statement No. 154 on the financial statements is currently being considered.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revenue Recognition.” The Company considers amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (either SOP 81-1 or SOP 97-2 as described below) prevails.

The Company recognizes revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), and is limited to the price charged when the element is sold separately or if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

Had compensation expense for the Company’s stock options been recognized based on the fair value of the options at the grant dates, using the methodology prescribed by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have been as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Unaudited)
Net (loss) income	$(1,880)	$1,532	$(7,830)	$(2,404)
Deduct: Stock-based compensation expense under fair value reporting	30	45	94	284

Pro forma net (loss) income	$(1,910)	$1,487	$(7,924)	$(2,688)

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

Note 2. Investment in Enterworks

As of September 30, 2005, the Company owns 17,153,059 common stock shares of Enterworks, Inc. (“Enterworks”), 1,785,714 shares of Series B Convertible Preferred Stock and holds warrants to purchase 6,374,997 underlying common stock shares that equates to a fully diluted ownership percentage of 25.1%. The Company accounts for its investment in Enterworks as prescribed by APB 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB 18, as the Company’s proportionate share of losses in Enterworks exceeds its carrying value, equity in such losses is no longer recorded by the Company.

The Company also owns notes receivable from Enterworks totaling $4.0 million. Approximately $3.3 million of such notes were received in exchange for rent and professional services performed by the Company pursuant to a lease and an intercompany services agreement. In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company has reduced the carrying amounts of the notes to zero during 2003 and 2002, as the Company’s share of the Enterworks’ losses exceeded the carrying value of the notes. All such notes, issued to the Company in 2003 and 2002, include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution, or seeks bankruptcy protection. The remaining $.7 million was acquired as a result of a purchase agreement with a third-party in August 2005, whereby the Company acquired 1,785,714 shares of Enterworks Series B Convertible Preferred Stock, 1,875,000 warrants to purchase Enterworks common stock, and $.7 million of Enterworks Demand 10% Convertible Promissory Notes.

In December 2003, the Company purchased a 50% interest in Enterworks International (“EI”), which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. In accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company evaluated this investment for impairment and, due to uncertainties regarding EI’s ability to generate future operating cash flows, recorded an impairment loss in the amount of $500,000 in 2003. Pursuant to the terms of the stock purchase agreement and the stockholder agreement (“Agreement”) setting forth the transaction, the Company agreed to fund up to 50% of EI’s 2004 operating costs for an amount not to exceed $300,000 in the year 2004, certain direct expenses that amounted to $89,000 in 2004, and 50% of such operating costs and certain expenses thereafter. The Company estimates that such costs incurred and recorded amounted to approximately $486,000 for the nine months ended September 30, 2005. Beginning in 2004, as a result of the adoption of FIN 46, EI’s operating costs have been consolidated.

Pursuant to the Agreement, the Company and Enterworks are required to fund the operations of EI according to a funding schedule set forth in the Agreement. For calendar year 2005, Enterworks has been unable to fund its proportionate share of the scheduled funding, which amounted to $506,000 as of September 30, 2005, and as such the $506,000 was funded and expensed by the Company. Consistent with subsection 3.4(d) of the Agreement, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Enterworks International, Inc. The Agreement also provides for a cure period for the defaulting party. As previously disclosed, the Company continues to provide notices to Enterworks and demand that such default be cured in a timely manner. The Company may exercise its rights under the Agreement to transfer the calculated ownership percentage to the Company provided the default is not cured as described in the Agreement.

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks which, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company evaluated this investment for impairment and, due to uncertainties regarding the ability to generate future operating cash flows, recorded an impairment loss in the amount of $900,000 in 2003. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. However, in December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, in exchange for a one-time fixed fee of $300,000, Enterworks shall provide the Company with maintenance and OEM technical product support for two years, commencing in January of 2005; and for $15,000 per month thereafter. The one-time fixed fee is being amortized over two years. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), as a fixed asset.

On October 14, 2005, pursuant to the Action by Written Consent of the Stockholders of Enterworks, Inc., Note Conversion and Series A-1 Stock Purchase Agreement, and Note and Warrant Conversion and Common Stock Purchase Agreement (the “2005 Conversion Agreements”), the Company agreed to have its current holdings of 17,153,059 shares of common stock, 1,785,714 shares of Series B Convertible Preferred Stock, 6,374,997 warrants to purchase shares of common stock, and $4.0 million in demand notes convert into 39,778,055 shares of common stock and 729,731shares of Series A-1 Preferred Stock. In accordance with the 2005 Conversion Agreements, the common stock was subject to a 60-for-1 reverse stock split, resulting in 1,392,699 of common shares which equates to an ownership percentage of 16.9%. Additionally, pursuant to the Acknowledgement of Cancellation of Trade Payable and Series B-1 Convertible Preferred Stock Purchase Agreement, the portion of EI 2005 operating costs funded by Telos on behalf of Enterworks in the amount of $535,000 as of October 14, 2005, and an additional funding in the amount of $129,000, totaling $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock, thereby increasing Telos’ ownership percentage in Enterworks to 19.0% on a fully diluted basis.

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

The Facility has various covenants, which among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2008, to more accurately reflect the Company’s future performance. For the nine months ended September 30, 2005, the Company was in compliance with the covenants contained in the Facility.

Unused borrowing availability on the Facility was $6.4 million at September 30, 2005; however, such availability fluctuates on a daily basis based upon the amount of eligible underlying assets in the borrowing base. Effective April 15, 2005, the interest rate on the Facility is the Wells Fargo “prime rate” plus 1% (as of September 30, 2005 the Wells Fargo “prime rate” was 6.75%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, were 9.4% and 9.5% for the nine months ended September 30, 2005 and 2004, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. The Notes can be prepaid at the Company’s option. The Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At September 30, 2005, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $14 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for a requested accelerated payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, at September 30, 2005 and December 31, 2004, respectively.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179[1]
Senior Credit Facility	2008	$8,586[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to October 31, 2008.
[2]	Balance due represents balance as of September 30, 2005, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Accordingly the Company is precluded by Maryland law from making the scheduled payment and, as the excess cash flow requirement has not been met, current assets will not be used to satisfy the scheduled redemption. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2005, the 27.4% is accordingly classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At September 30, 2005 and 2004, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.5 million and $5.1 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the three months ended September 30, 2005 and 2004 was $451,000 and $555,000, respectively, and for the nine months ended September 30, 2005 and 2004 was $1,354,000 and $1,665,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2005 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2004 and September 30, 2005.

The Company had previously classified the entirety of its obligation to redeem the Public Preferred Stock as a noncurrent obligation. As stated above, the terms of the Public Preferred Stock provide for a scheduled redemption of the Public Preferred Stock in five annual tranches beginning on December 1, 2005 and concluding on December 1, 2009, however this scheduled redemption is, by the terms of the Public Preferred Stock, subject to the legal availability of funds, any contractual restrictions then binding on the Company (including restrictions under any agreements regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company) and applicable state law. For the reasons set out below, the Company concludes that it correctly classified the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation, but that the specific basis previously stated for such conclusion was not correct. The Company will therefore continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation.

The basis of the Company’s classification of the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation was previously incorrect, in that the Company believed that it had the ability to exchange the Public Preferred Stock for indebtedness that would not become due for payment until 2009. Such basis failed to take account of the mandatory redemption requirements of the indebtedness for which the Company could exchange the Public Preferred Stock. The Company believed that it had the ability to exchange the Public Preferred Stock on a long-term basis under Article Five, Section C5 of the Company’s Articles of Amendment and Restatement, which permits the Company to exchange the Public Preferred Stock for a 12% Junior Subordinated Debentures Due 2009, and believed that the indebtedness from this refinancing would not become payable until 2009 and would not be subject to any earlier amortization. In fact, the 12% Junior Subordinated Debentures Due 2009 has a mandatory amortization schedule requiring that five payments be made, starting in December 2005 and annually thereafter. The first redemption payment due in December 2005 would thus, if the Company made the exchange, be a short-term liability which would, for the reasons set out below, not be permitted by the Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”).

The Company and certain of its subsidiaries are parties to the Facility agreement with Wells Fargo Foothill, whose term expires on October 21, 2008. Under the Facility agreement, the Company agreed that, so long as any credit under the Facility agreement is available and until full and final payment of the obligations under the Facility agreement, it would not make any distribution or declare or pay any dividends (other than common stock) on its stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. The Company continues to actively rely upon the credit facility available to it under the Facility agreement and expects to continue to do so until the Facility agreement expires on October 21, 2008.

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility agreement prohibits the redemption of the Public Preferred Stock until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand within twelve months from December 31, 2005. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor”.

Paragraph 7 of Chapter 3A of ARB No. 43 defines a current liability, as follows:

“The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items that have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually 12 months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within 1 year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.”

Paragraph 5 of FASB 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable…”

If, pursuant to the terms of the Public Preferred Stock, the Company does not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require the Company to discharge its obligation to redeem the Public Preferred Stock as soon as the Company is able to do so.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Any such dividends payable by the Company, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six-month anniversary thereafter, were paid out of legally available funds in accordance with Maryland law. For the years 1992 through 1994 and for the dividend payable June 1, 1995, the Company has accrued undeclared dividends in additional shares of Public Preferred Stock. Such accrued dividends were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $40.7 million as of September 30, 2005. In 2004, the Company recorded cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense. Such dividends for the nine months ended September 30, 2005 and 2004 were $2.9 million.

In accordance with SFAS 150, and as reported beginning with the Form 10-Q for the quarter ended September 30, 2003, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the accretion and dividends accrued in the three and nine months ended September 30, 2005, of $1.5 million and $4.5 million, respectively, were recorded as interest expense. Pursuant to the disclosure provisions of FAS 107, the Public Preferred Stock traded on the NASDAQ/OTCBB Exchange (TLSRP) at $9.95 per share on September 30, 2005, and consistent therewith the aggregate fair value of the outstanding shares of such publicly traded stock was $31.7 million.

In its continuing effort to address the Company’s capital structure and the adverse impact of SFAS 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which resulted in the reclassification of the redeemable preferred stock from equity to liability, on November 23, 2004 the Company’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the Company. The independent committee’s charter includes addressing the unsuccessful restructuring efforts of the Board of Directors and management, undertaken pursuant to the resolution of the Board of Directors detailed in Form 8-K dated March 26, 2004. In January 2005, the independent committee informed the Board of Directors that it had retained legal counsel, engaged a financial advisor and had initiated its deliberations. On May 3, 2005, in a letter from certain holders of the Public Preferred Stock to the independent committee, such stockholders set forth their views on matters pending before the independent committee. Such letter was subsequently incorporated in a Schedule 13D/A filed by Ewing & Partners on May 5, 2005, and by Wynnefield Capital Management, LLC and Costa Brava Partnership III, L.P. on May 9, 2005. On August 4, 2005, the independent committee provided an interim report to the Board of Directors with regard to its process and deliberations.

Pursuant to the disclosures made on Form 8-K filed on November 3, 2005, at a special meeting of the Company’s Board of Directors held on October 31, 2005, the independent committee on capital restructuring (the “Committee”) presented its final report addressing the potential capital restructuring of the Company. The Committee and its advisors reported to the Board the various alternatives which it had considered and evaluated.

The Committee made the following recommendations:

1. While focusing on increasing the equity value of the Company, management should initiate discussions with the various stakeholders to determine if a consensual restructure or purchase of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) can be negotiated at a significant discount to the liquidation preference and accrued dividends, and at a price level which the Company can finance in the near term. A compromise price for the near term repurchase of the Public Preferred Stock would appear to be in the best interest of the Company. After repurchase of the Public Preferred Stock, a consensual restructuring of the securities which remain outstanding might be easier to accomplish.

2. Whether or not a near term transaction is available, management must continue to operate the Company’s business with a focus on maximizing enterprise value. If successful in increasing the value of the enterprise, the Company could be in a position to undertake a transaction that would generate sufficient funds to satisfy all stakeholders. In making this recommendation, the Committee recognized that the effect of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on the Company’s financial statements makes it more difficult for the Company to win new business and the adversarial actions of certain Public Preferred Stockholders make it more difficult to build the Company’s enterprise value to the levels needed to satisfy all stakeholders.

3. If a compromise price for a near term repurchase of the Public Preferred Stock is not available and future circumstance shows that the Company will not be able to achieve its forecasted results, the Company will have to consider other approaches to restructuring its capital.

The Board accepted the Committee’s report and accordingly dissolved the Committee. The Board thereafter retained the investment banking firm, Jefferies & Company, Inc., to work with all stakeholders and to undertake such steps as may be reasonable and necessary in an effort to effectuate the recommendations from the Committee.

Note 5. Reportable Business Segments

As of September 30, 2005, the Company’s operations are comprised of two operating segments, Managed Solutions1 (previously known as IT Solutions Group) and Xacta.

Managed Solutions: Develops, markets and sells integration services that address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions that consist of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. The Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers.

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

The accounting policies of the reportable segments are the same as those referred to in Note 1. The Company evaluates the performance of its operating segments based on revenue, gross profit and income before income taxes and interest income or expense.

[1]	Name change was for marketing and public relations reasons and represented no organizational or operational changes

Unaudited summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004 are set forth in the following table (in thousands). The “other” column includes corporate related items.

	Three Months Ended				Nine Months Ended
	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other	Total
September 30, 2005
External revenues	$16,349	$24,220	$—	$40,568	$35,756	$64,347	$—	$100,103
Gross profit	1,183	6,014	—	7,197	3,867	15,599	—	19,466
Segment (loss) profit (2)	(1,080)	1,437	—	356	(1,612)	(732)	—	(2,344)
Total assets	14,972	24,171	9,857	48,999	14,972	24,171	9,857	48,999
Capital expenditures	6	57	83	147	17	345	545	908
Depreciation and amortization (3)	65	147	262	474	196	433	774	1,403

	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other	Total
September 30, 2004
External revenues	$5,695	$26,015	$—	$31,710	$25,056	$55,920	$—	$80,976
Gross profit	302	11,033	—	11,335	2,130	18,718	—	20,848
Segment (loss) profit (2)	(1,605)	5,370	—	3,765	(2,608)	6,826	—	4,218
Total assets	4,644	30,768	10,285	45,697	4,644	30,768	10,285	45,697
Capital expenditures	—	80	48	128	—	205	627	832
Depreciation and amortization (3)	64	60	253	377	227	175	700	1,102

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

The Company does not have any material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in any specific geographical area within the United States. The Company has six separate facilities located in various states, the District of Columbia and Germany.

Note 6. Sale of Telos Corporation (California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation (California) (“TCC”) to L-3 for a purchase price of approximately $20 million which included: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account, $1.0 million of which was released and paid in October 2003 and the remaining $1.0 million was released and paid in February 2005; and 3) approximately $2.7 million held back as deposits for liabilities relating to leased properties in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million of such hold-back was released and paid in August 2002, $0.8 million paid in August 2004 with the remaining $0.8 million scheduled to be released in 2007.

According to the Stock Purchase Agreement, the purchase price was to be increased or decreased on a dollar-for-dollar basis by the amount that the closing date net assets deviated from $2.3 million. The closing date net assets were $4.6 million, an increase of an additional $2.3 million. Such amount was invoiced by the Company and collected in October 2002 from L-3. Accordingly, as a result of the increase in purchase price during the fourth quarter 2002, the Company adjusted the gain by $2.3 million to $13.2 million. The Company recognized a bonus accrual for certain key employees considered critical to the sale in the amount of $560,000 and, accordingly, the gain was adjusted to $12.6 million. In accordance with the Company’s Senior Credit Facility, proceeds from the sale were used to pay down the Company’s Facility.

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

Note 7. Contingencies

Discretionary Incentive Bonus Plan

Based upon current and projected performance, the Company had recorded no bonuses accrual for the three and nine months ended September 30, 2005 under the Discretionary Incentive Bonus Plan.

Legal Proceedings

On May 6, 2005, SecureInfo Corporation (SecureInfo) filed suit in the U.S. District Court for the Eastern District of Virginia against Telos Corporation, its subsidiary Xacta Corporation, and a Vice President of Xacta, alleging, among other things, copyright infringement and theft of trade secrets. On May 12, 2005, SecureInfo and Telos voluntarily agreed to enter into a temporary restraining order, including a specific denial by Telos of any liability and by which Telos agreed that it would not access SecureInfo’s software. On May 26, 2005, Telos, Xacta, and the Vice President filed a motion to dismiss SecureInfo’s complaint. On June 16, 2005, SecureInfo amended its complaint, adding additional claims and, as additional defendants, Telos’ Chief Executive Officer and Chief Technology Officer, as well as an independent consultant. SecureInfo’s amended complaint asserted a variety of statutory and other claims against the Telos for relief, including copyright infringement; violations of the federal Computer Fraud and Abuse Act and federal Racketeer Influenced Corrupt Organization Act; violations of the Virginia Computer Crimes Act and the Virginia Uniform Trade Secrets Act; conspiracy to obtain trade secrets; tortious interference with contract; combining to injure SecureInfo; trespass to chattels; and detinue. SecureInfo also renewed its Motion for Preliminary Injunction. On July 14, 2005,Telos filed a motion to dismiss all counts in the amended complaint. Although there can be no assurance as to the ultimate outcome of this litigation, Telos continues to strenuously deny SecureInfo’s claims and will vigorously defend this lawsuit, and at the appropriate time to file a patent infringement counterclaim against SecureInfo.

On September 9, 2005 the U.S. District Court for the Eastern District of Virginia granted Telos’ Motion to Dismiss by dismissing 10 of the 13 counts in the amended complaint: Counts I, II and III (Computer Fraud and Abuse Act), V (fraud and deceit), VI (conspiracy to fraudulently obtain trade secrets by deceit and tortuous interference with contract), VII (common law tortuous interference with contract), VIII (Racketeer Influenced Corrupt Organization Act – RICO), IX (combination to injure Plaintiff’s reputation, trade, or business), X (Virginia Computer Crimes Act), and XII (common law trespass to chattels). Accordingly all counts against John B. Wood, Chairman and CEO of Telos Corporation, were dismissed and substantially all of the counts were dismissed against the other individual officers.

On September 21, 2005, SecureInfo withdrew its Motion for a Preliminary Injunction.

As previously reported in the Form 8-K filed on September 27, 2005 on the current status of litigation with SecureInfo Corporation (see Item 8.01 Other Events), a pretrial conference was held on October 19, 2005. The magistrate judge scheduled October 28, 2005 as the deadline for SecureInfo to file its Motion for Leave to Amend the Complaint for the second time and scheduled oral arguments for November 4, 2005. The deadline for the discovery period on the merits was set for January 20, 2006.

On November 4, the magistrate judge denied SecureInfo’s request to amend its complaint for a second time. On November 7, 2005, Telos Corporation, its subsidiary Xacta Corporation, and certain named individual officers, filed an Answer to the Amended Complaint including a patent infringement counterclaim against SecureInfo.

On October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s Public Preferred Stock, filed a lawsuit in the Circuit Court of Baltimore City in the State of Maryland (“Complaint”) against the Company, its directors, and certain of its officers. According to Amendment No. 6 to Schedule 13D filed by Costa Brava on October 18, 2005, Costa Brava owns 15.9% of the outstanding Public Preferred Stock.

The Complaint alleges that the Company and its officers and directors have engaged in tactics to avoid paying mandatory dividends on the Public Preferred Stock, and asserts that the Public Preferred Stock has characteristics of debt instruments even though issued by the Company in the form of stock. Costa Brava alleges, among other things, that the Company and an Independent Committee of the Board of Directors have done nothing to improve what they claim to be the Company’s insolvency, or its ability to redeem the Public Preferred Stock and pay accrued dividends. They also challenge the bonus payments to the Company’s officers and directors, and consulting fees paid to the holder of a majority of the Company’s common stock.

Costa Brava is seeking the following relief: (I) the officers and directors who are named in the Complaint be deemed to be involuntary trustees of certain bonus amounts received by them from the Company, and that any proceeds from those bonuses be held in constructive trust for the Company with the duty to return them to the Company; (II) an injunction enjoining the Company from making future bonus payments and further grants of stock options in the Company and its wholly owned subsidiaries to any officers and directors unless and until dividend arrearages on the Public Preferred Stock are satisfied in full, and an injunction enjoining any officers and directors who have already received grants of stock options in the Company’s wholly owned subsidiaries from exercising those options unless and until dividend arrearages on the Public Preferred Stock are satisfied in full; and (III) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business, as necessary and proper to preserve them, and to take such actions as are necessary to remedy and/or prevent the fraudulent conveyances complained of in the Complaint. In the alternative, Costa Brava is seeking (IV) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business; and (V) judicial dissolution of the Company and appointment of a temporary receiver to take charge of the Company’s assets and operate the business. Costa Brava also seeks damages from the officers and directors of the Company.

Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors, including the members of the Independent Committee of the Board of Directors, strenuously deny Costa Brava’s claims and will vigorously defend this lawsuit and oppose the relief sought by Costa Brava.

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

General

As of September 30, 2005, the Company’s operations are comprised of two operating segments, Managed Solutions1 (previously known as IT Solutions Group) and Xacta.

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

The Company continued its investment in creating value added solutions to address the ever increasing market for systems integration services and secure enterprise solutions. For example, with the release of Xacta IA ManagerTM Process Enforcer functionality in March of 2004, Xacta built upon the Continuous Assessment functionality that was introduced in March of 2003. Leveraging the rich IT asset information that can be automatically collected with Continuous Assessment, Process Enforcer allows on-going vulnerability management and automated remediation. Additionally, because vulnerabilities can now be actively managed and remediated, Xacta IA Manager will serve to improve the overall security posture of the network, and when fully deployed, will save systems administrators time and effort. Additionally, in June 2005, the Company launched a new product, Xacta ACL Manager™ that enables organizations to efficiently manage firewall rule-sets and router access control lists. This product is being marketed to customers across the U.S. Government.

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

The Company also made a significant investment in developing new business and establishing critical new contract vehicles with the U.S. Government. Specifically, Telos won a multiple award, multi-year, GWAC IT contract with the U.S. Air Force. This NETCENTS contract is mandated for use by the Air Force. Telos has a number of high profile partners on its NETCENTS team, to include Verizon and EDS, which will sell their products and services through the NETCENTS contract. NETCENTS will also be an important sales mechanism for Xacta and the Managed Solutions offerings. The award of the NETCENTS contract entitled the Company to bid on the Air Force’s Second Generation wireless contract. The Company’s proposal for the Second Generation contract was unsuccessful. While Telos was not awarded the Second Generation contract, an event which the Company previously disclosed as possibly adverse to its continued growth in the U.S. Air Force wireless business, any adverse impact of such loss to date has been negligible and remains unquantifiable.

Backlog

The Company’s total backlog was $99.2 million and $103.1 million at September 30, 2005 and 2004, respectively. Backlog was $106.4 million at December 31, 2004. The total backlog of each of the segments at September 30, 2005 and 2004 was as follows: Managed Solutions - $32.3 million and $7.3 million, respectively; and Xacta - $66.9 million and $95.8 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated, and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2005 and 2004 was $90.0 million and $100.7 million, respectively.

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

The principal elements of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2	64.2	80.6	74.3
SG&A expenses	16.9	23.9	21.8	20.5

Operating income (loss)	0.9	11.9	(2.4)	5.2
Other income	—	—	—	—
Interest expense	(5.5)	(7.1)	(6.4)	(8.2)

(Loss) income before taxes	(4.6)	4.8	(8.8)	(3.0)
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(4.6)	4.8	(8.8)	(3.0)
Gain on sale of TCC	—	—	1.0	—

Net (loss) income	(4.6)%	4.8%	(7.8)%	(3.0)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales
Managed Solutions	$16,348	$5,695	$35,756	$25,056
Xacta	24,220	26,015	64,347	55,920

Total	$40,568	$31,710	$100,103	$80,976

Gross Profit
Managed Solutions	$1,183	$302	$3,866	$2,130
Xacta	6,014	11,033	15,599	18,718

Total	$7,197	$11,335	$19,465	$20,848

Gross Margin
Managed Solutions	7.2%	5.3%	10.8%	8.5%
Xacta	24.8%	42.4%	24.2%	33.5%
Total	17.7%	35.7%	19.5%	25.7%

The Company’s sales for the third quarter of 2005 were $40.6 million, an increase of $8.9 million or 27.9% over the third quarter 2004 sales of $31.7 million. Such increase consists of a $10.7 million increase in sales from Managed Solutions, offset by a decline in sales of $1.8 million for Xacta.

The Company’s cost of sales for the third quarter of 2005 was $33.4 million, an increase of $13.0 million compared to the same period in 2004.

The Company’s gross profit for the third quarter in 2005 decreased by $4.1 million to $7.2 million compared to the same period in 2004. Gross margin decreased to 17.7% from 35.7% in the comparable period in 2004. The Company’s gross margin for the Managed Solutions Group increased from 5.3% to 7.2%. Xacta gross margin decreased from 42.4% to 24.8%, due primarily to the decline in sales of its higher margin messaging solutions and an increase in lower margin product revenue.

The Company’s selling, general, and administrative expense (“SG&A”) for the third quarter of 2005 was $6.8 million, a decrease of approximately $.7 million or 9.6% compared to the same period in 2004, primarily due to the $2 million in bonus accrual recorded in the third quarter of 2004. SG&A for the nine months ended September 30, 2005 was $21.7 million, an increase of $5.2 million compared to the same period in 2004, primarily due to independent committee expenses of $.8 million, SecureInfo litigation expenses of $.8 million, and increases in sales and marketing expenses.

The Company’s operating income for the third quarter of 2005 was $.4 million, a decrease of $3.4 million compared to $3.7 million of operating income in the same period in 2004.

The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2004. The Company maintained its full valuation position during the quarter ended September 30, 2005.

The Company’s net loss for the third quarter of 2005 was $1.9 million, a decrease of $3.4 million compared to $1.5 million net income in the same period in 2004.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company’s capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement with Wells Fargo Foothill, Inc. that was originally scheduled to mature on October 21, 2005. On April 15, 2005, the Company and Wells Fargo Foothill entered into a Waiver and Eighth Amendment to Loan and Security Agreement. Pursuant to the Waiver and Eighth Amendment, the revolving line limit was established at $15 million and the interest rate at Wells Fargo “prime rate” plus 1%. The maturity date of the Facility was set to October 21, 2008. Borrowings under the Facility remain collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the eligible underlying asset-borrowing base, as defined in the Facility agreement. At September 30, 2005, the Company had outstanding borrowings of $8.6 million and unused borrowing availability of $6.4 million on the Facility. As of September 30, 2005, the interest rate on the Facility was 7.75%.

The Facility has various covenants, which, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including cash flow targets based on EBITDA as defined in the Facility. The Company and Wells Fargo Foothill have agreed upon modified cash flow covenants through October 21, 2008. For the nine months ended September 30, 2005, the Company was in compliance with the covenants contained in the Facility.

For the nine months ended September 30, 2005, cash used in continuing operating activities was $.2 million. Cash provided by investing activities was approximately $.1 million. Cash provided by financing activities was approximately $.2 million.

Senior Subordinated Notes

The Company’s Notes totaled $5.2 million at September 30, 2005. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. During the first nine months of 2005, the Company paid $566,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $14 million at September 30, 2005. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At September 30, 2005, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $78.1 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first nine months of 2005, the Company recorded $3.2 million of dividends on the two classes of redeemable preferred stock.

On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Mandatory redemption for 27.4% of the outstanding shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement. Accordingly the Company is precluded by Maryland law from making the scheduled payment and as the excess cash flow requirement has not been met, current assets will not be used to satisfy the scheduled redemption. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2005, the 27.4% is accordingly classified as noncurrent.

Mandatory redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2004 and September 30, 2005.

The Company had previously classified the entirety of its obligation to redeem the Public Preferred Stock as a noncurrent obligation. As stated above, the terms of the Public Preferred Stock provide for a scheduled redemption of the Public Preferred Stock in five annual tranches beginning on December 1, 2005 and concluding on December 1, 2009, however this scheduled redemption is, by the terms of the Public Preferred Stock, subject to the legal availability of funds, any contractual restrictions then binding on the Company (including restrictions under any agreements regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company) and applicable state law. For the reasons set out below, the Company concludes that it correctly classified the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation, but that the specific basis previously stated for such conclusion was not correct. The Company will therefore continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation.

The basis of the Company’s classification of the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation was previously incorrect, in that the Company believed that it had the ability to exchange the Public Preferred Stock for indebtedness that would not become due for payment until 2009. Such basis failed to take account of the mandatory redemption requirements of the indebtedness for which the Company could exchange the Public Preferred Stock. The Company believed that it had the ability to exchange the Public Preferred Stock on a long-term basis under Article Five, Section C5 of the Company’s Articles of Amendment and Restatement, which permits the Company to exchange the Public Preferred Stock for a 12% Junior Subordinated Debentures Due 2009, and believed that the indebtedness from this refinancing would not become payable until 2009 and would not be subject to any earlier amortization. In fact, the 12% Junior Subordinated Debentures Due 2009 has a mandatory amortization schedule requiring that five payments be made, starting in December 2005 and annually thereafter. The first redemption payment due in December 2005 would thus, if the Company made the exchange, be a short-term liability which would, for the reasons set out below, not be permitted by the Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill , Inc. (“Wells Fargo Foothill”).

The Company and certain of its subsidiaries are parties to the Facility agreement with Wells Fargo Foothill, whose term expires on October 21, 2008. Under the Facility agreement, the Company agreed that, so long as any credit under the Facility agreement is available and until full and final payment of the obligations under the Facility agreement, it would not make any distribution or declare or pay any dividends (other than common stock) on its stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. The Company continues to actively rely upon the credit facility available to it under the Facility agreement and expects to continue to do so until the Facility agreement expires on October 21, 2008.

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility agreement prohibits the redemption of the Public Preferred Stock until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand within twelve months from December 31, 2005. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor”.

Paragraph 7 of Chapter 3A of ARB No. 43 defines a current liability, as follows:

“The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items that have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually 12 months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within 1 year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.”

Paragraph 5 of FASB 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable…”

If, pursuant to the terms of the Public Preferred Stock, the Company does not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require the Company to discharge its obligation to redeem the Public Preferred Stock as soon as the Company is able to do so.

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

In its continuing effort to address the Company’s capital structure, and the adverse impact of SFAS 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), which resulted in the reclassification of the redeemable preferred stock from equity to liability (see Note 4 – Redeemable Preferred Stock) on November 23, 2004, the Company’s Board of Directors established a committee comprised of independent directors to consider any and all proposals and alternatives with respect to the possible restructuring of the Company. The independent committee’s charter includes addressing the unsuccessful restructuring efforts of the Board of Directors and management, undertaken pursuant to the resolution of the Board of Directors detailed in Form 8-K dated March 26, 2004. In January 2005, the independent committee informed the Board of Directors that it had retained legal counsel and engaged a financial advisor and had initiated its deliberations. On May 3, 2005, in a letter from certain holders of the Public Preferred Stock to the independent committee, such stockholders set forth their views on matters pending before the independent committee. Such letter was incorporated in a Schedule 13D/A filed by Ewing & Partners on May 5, 2005, and by Wynnefield Capital Management, LLC and Costa Brava Partnership III, L.P. on May 9, 2005. On August 4, 2005, the independent committee provided an interim report to the Board of Directors with regard to its process and deliberations.

Pursuant to the disclosures made on Form 8-K filed on November 3, 2005, at a special meeting of the Company’s Board of Directors held on October 31, 2005, the independent committee on capital restructuring (the “Committee”) presented its final report addressing the potential capital restructuring of the Company. The Committee and its advisors reported to the Board the various alternatives which it had considered and evaluated.

The Committee made the following recommendations:

1. While focusing on increasing the equity value of the Company, management should initiate discussions with the various stakeholders to determine if a consensual restructure or purchase of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) can be negotiated at a significant discount to the liquidation preference and accrued dividends, and at a price level which the Company can finance in the near term. A compromise price for the near term repurchase of the Public Preferred Stock would appear to be in the best interest of the Company. After repurchase of the Public Preferred Stock, a consensual restructuring of the securities which remain outstanding might be easier to accomplish.

2. Whether or not a near term transaction is available, management must continue to operate the Company’s business with a focus on maximizing enterprise value. If successful in increasing the value of the enterprise, the Company could be in a position to undertake a transaction that would generate sufficient funds to satisfy all stakeholders. In making this recommendation, the Committee recognized that the effect of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on the Company’s financial statements makes it more difficult for the Company to win new business and the adversarial actions of certain Public Preferred Stockholders make it more difficult to build the Company’s enterprise value to the levels needed to satisfy all stakeholders.

3. If a compromise price for a near term repurchase of the Public Preferred Stock is not available and future circumstance shows that the Company will not be able to achieve its forecasted results, the Company will have to consider other approaches to restructuring its capital.

The Board accepted the Committee’s report and accordingly dissolved the Committee. The Board thereafter retained the investment banking firm, Jefferies & Company, Inc., to work with the stakeholders and to undertake such steps as may be reasonable and necessary in an effort to effectuate the recommendations from the Committee.

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

Borrowing Capacity

At September 30, 2005, the Company had outstanding debt and long-term obligations of $101.8 million, consisting of $8.6 million under the Facility, $5.2 million in subordinated debt, $9.9 million in capital lease obligations and $78.1 million in preferred stock classified as liability in accordance with FAS 150.

Based on current requirements, management considers the Company’s borrowing capacity sufficient to fund its capital and liquidity needs.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at September 30, 2005, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	2005	2006 - 2008	2009 - 2011	2012 and later
Long-term debt	$13,764	$—	$13,764	$—	$—
Capital lease obligations	19,030	1,896	5,477	5,380	6,277
Operating lease obligations	2,271	513	1,251	507	—
Senior preferred stock (1)	8,493	—	8,493	—	—
Public preferred stock redemption (2)	69,645	—	41,787	27,858	—

Total	$113,203	$2,409	$70,772	$33,745	$6,277

(1)	includes dividends accrual
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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. Statement No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The potential effect of Statement No. 154 on the financial statements is currently being considered.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of September 30, 2005 the Wells Fargo “prime rate” was 6.75%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for the first nine months of 2005 and 2004 were 9.4% and 9.5%, respectively. The Facility had an outstanding balance of $8.6 million at September 30, 2005.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) and Rule 15d-15(e) under the Exchange Act), as of September 30, 2005, and concluded that those disclosure controls and procedures are effective in timely alerting them to any material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

On May 6, 2005, SecureInfo Corporation (SecureInfo) filed suit in the U.S. District Court for the Eastern District of Virginia against Telos Corporation, its subsidiary Xacta Corporation, and a Vice President of Xacta, alleging, among other things, copyright infringement and theft of trade secrets. On May 12, 2005, SecureInfo and Telos voluntarily agreed to enter into a temporary restraining order, including a specific denial by Telos of any liability and by which Telos agreed that it would not access SecureInfo’s software. On May 26, 2005, Telos, Xacta, and the Vice President filed a motion to dismiss SecureInfo’s complaint. On June 16, 2005, SecureInfo amended its complaint, adding additional claims and, as additional defendants, Telos’ Chief Executive Officer and Chief Technology Officer, as well as an independent consultant. SecureInfo’s amended complaint asserted a variety of statutory and other claims against the Telos for relief, including copyright infringement; violations of the federal Computer Fraud and Abuse Act and federal Racketeer Influenced Corrupt Organization Act; violations of the Virginia Computer Crimes Act and the Virginia Uniform Trade Secrets Act; conspiracy to obtain trade secrets; tortious interference with contract; combining to injure SecureInfo; trespass to chattels; and detinue. SecureInfo also renewed its Motion for Preliminary Injunction. On July 14, 2005,Telos filed a motion to dismiss all counts in the amended complaint. Although there can be no assurance as to the ultimate outcome of this litigation, Telos continues to strenuously deny SecureInfo’s claims and will vigorously defend this lawsuit, and at the appropriate time to file a patent infringement counterclaim against SecureInfo.

On September 9, 2005 the U.S. District Court for the Eastern District of Virginia granted Telos’ Motion to Dismiss by dismissing 10 of the 13 counts in the amended complaint: Counts I, II and III (Computer Fraud and Abuse Act), V (fraud and deceit), VI (conspiracy to fraudulently obtain trade secrets by deceit and tortuous interference with contract), VII (common law tortuous interference with contract), VIII (Racketeer Influenced Corrupt Organization Act – RICO), IX (combination to injure Plaintiff’s reputation, trade, or business), X (Virginia Computer Crimes Act), and XII (common law trespass to chattels). Accordingly all counts against John B. Wood, Chairman and CEO of Telos Corporation, were dismissed and substantially all of the counts were dismissed against the other individual officers.

On September 21, 2005, SecureInfo withdrew its Motion for a Preliminary Injunction.

As previously reported in the Form 8-K filed on September 27, 2005 on the current status of litigation with SecureInfo Corporation (see Item 8.01 Other Events), a pretrial conference was held on October 19, 2005. The magistrate judge scheduled October 28, 2005 as the deadline for SecureInfo to file its Motion for Leave to Amend the Complaint for the second time and scheduled oral arguments for November 4, 2005. The deadline for the discovery period on the merits was set for January 20, 2006.

On November 4, the magistrate judge denied SecureInfo’s request to amend its complaint for a second time. On November 7, 2005, Telos Corporation, its subsidiary Xacta Corporation, and certain named individual officers, filed an Answer to the Amended Complaint including a patent infringement counterclaim against SecureInfo.

On October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s Public Preferred Stock, filed a lawsuit in the Circuit Court of Baltimore City in the State of Maryland (“Complaint”) against the Company, its directors, and certain of its officers. According to Amendment No. 6 to Schedule 13D filed by Costa Brava on October 18, 2005, Costa Brava owns 15.9% of the outstanding Public Preferred Stock.

The Complaint alleges that the Company and its officers and directors have engaged in tactics to avoid paying mandatory dividends on the Public Preferred Stock, and asserts that the Public Preferred Stock has characteristics of debt instruments even though issued by the Company in the form of stock. Costa Brava alleges, among other things, that the Company and an Independent Committee of the Board of Directors have done nothing to improve what they claim to be the Company’s insolvency, or its ability to redeem the Public Preferred Stock and pay accrued dividends. They also challenge the bonus payments to the Company’s officers and directors, and consulting fees paid to the holder of a majority of the Company’s common stock.

Costa Brava is seeking the following relief: (I) the officers and directors who are named in the Complaint be deemed to be involuntary trustees of certain bonus amounts received by them from the Company, and that any proceeds from those bonuses be held in constructive trust for the Company with the duty to return them to the Company; (II) an injunction enjoining the Company from making future bonus payments and further grants of stock options in the Company and its wholly owned subsidiaries to any officers and directors unless and until dividend arrearages on the Public Preferred Stock are satisfied in full, and an injunction enjoining any officers and directors who have already received grants of stock options in the Company’s wholly owned subsidiaries from exercising those options unless and until dividend arrearages on the Public Preferred Stock are satisfied in full; and (III) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business, as necessary and proper to preserve them, and to take such actions as are necessary to remedy and/or prevent the fraudulent conveyances complained of in the Complaint. In the alternative, Costa Brava is seeking (IV) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business; and (V) judicial dissolution of the Company and appointment of a temporary receiver to take charge of the Company’s assets and operate the business. Costa Brava also seeks damages from the officers and directors of the Company.

Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors, including the members of the Independent Committee of the Board of Directors, strenuously deny Costa Brava’s claims and will vigorously defend this lawsuit and oppose the relief sought by Costa Brava.

Item 3. Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At September 30, 2005, total undeclared unpaid dividends accrued for financial reporting purposes are $5.5 million for the Series A-1 and A-2 Preferred Stock. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Preferred Stock are the legal availability of funds, pursuant to Maryland law, and the requirement of such payment to be from excess cash flows, as set forth in the Company’s Articles of Amendment and Restatement.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). Dividends are payable by the Company, provided that the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other corporate documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six-month anniversary thereof. Dividends in additional shares of the Preferred Stock were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994 and for the dividend payable June 1, 1995 were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. For the cash dividends payable since December 1, 1995, the Company has accrued $40.7 million as of September 30, 2005.

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

Item 6. Exhibits

10.97	Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Foothill Capital Corporation, dated as of October 21, 2002 including related documents and amendments 1 through 8.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part II items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2005	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer