Form 10-K
period 2005-12-31
TELOS CORP
filed 2006-05-23
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8443

TELOS CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19886 Ashburn Road, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 724-3800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005: Not applicable

As of March 31,2006, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved. The Company cautions you that a number of important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. These factors include (i) market and interest rate fluctuations; (ii) the effects of, and changes in, fiscal, monetary, trade and tax policies, and currency fluctuations; (iii) political and social developments, including war, civil unrest or terrorist activity; (iv) the ability to maintain sufficient liquidity and access to capital markets; (v) operational factors such as systems failure, human error, or the failure to properly implement procedures; (vi) actions taken by regulators with respect to our business; (vii) the effects of changes in laws, regulations or accounting policies or practices, (viii) competition in the geographic and business area in which the Company conducts its operations; (ix) the ability to retain and recruit qualified personnel; (x) the ability to maintain its reputation and promote its products and services; (xi) the ability to increase market share and control expenses; (xii) technological changes; (xiii) the timely development and acceptance of its products and services and the perceived overall value of these products and services by users; (xiv) acquisitions, including the ability to integrate successfully acquired businesses; (xv) the adverse resolution of litigation and other contingencies; and (xvi) its success at managing the risks involved in the foregoing.

The Company cautions you that the foregoing list of important factors is not exclusive; when evaluating forward-looking statements, you should carefully consider the foregoing factors and other uncertainties and events, as well as the risks identified in its most recent filings with the United States Securities and Exchange Commission.

PART 1

Item 1.	Business

History and Introduction

Telos Corporation (the “Company” or “Telos”) is a systems integration and services company addressing the information technology needs of U.S. Government customers worldwide. The Company also owns all of the issued and outstanding share capital of Xacta Corporation, a wholly owned subsidiary, that develops, markets, and sells government-validated secure enterprise solutions to government and commercial customers.

Our principle offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated in October 1971. The Company’s web site is www.telos.com, and Xacta’s web site is www.xacta.com. You can learn more about the Company by reviewing its SEC filings on the Telos web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

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

The Company also owns 19.4%, on a fully diluted basis, of Enterworks, Inc. (“Enterworks”) as of December 31, 2005. See Note 2 – Investment in Enterworks for more information.

Reportable Operating Segments

For the year ended December 31, 2005, Telos generated revenue of $142.6 million. As of December 31, 2005, the Company’s operations are comprised of two operating segments, Managed Solutions (previously known as IT Solutions Group) and Xacta. Descriptions for each of these operating segments are as follows:

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions consisting of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. For 2005, Managed Solutions generated revenue of $58.2 million.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Identity Management solutions (formerly known as Enterprise Credentialing solutions), Information Security Consulting services and IT Security Management software solutions. For 2005, Xacta generated revenue of $84.4 million.

Major Markets and Significant Activities

Telos operates in a highly competitive marketplace. The Company obtains the majority of its business in response to competitive requests from potential and current customers. Additionally, Telos faces indirect competition from certain U.S. Government agencies that perform “in-house” services similar to those provided by Telos. The Company knows of no single competitor that is dominant in its relative fields of technology, solutions and services.

The entire range of Telos’ services and solutions are offered to U.S. Government agencies and state and local governments. Accordingly, the Company must maintain expert knowledge of federal, state and local agency policies, procedures and operations. The Company’s products and services for U.S. Government agencies in many instances combine a wide range of skills drawn from each of its major product and service offerings. The Company’s commercial client base presently consists of financial institutions and other large commercial organizations that have purchased Xacta’s solutions.

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

Essentially all contracts with the U.S. Government, and many contracts with state and local government agencies, permit the customers to terminate the contract at any time at their convenience or for default by the contractor. The Company acknowledges the possible adverse impact upon operations of such terminations. Throughout the Company’s 36 years in business, such terminations have been rare and, generally, have not materially and adversely affected operations. As with other companies that do business with the U.S. Government, the Company’s business is subject to Congressional and departmental funding decisions and actions that are therefore beyond its control. The Company’s contracts and subcontracts are generally composed of a wide range of contract vehicles including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time and materials contracts. For 2005, the Company’s revenue derived from fixed-price and time and material contracts was 83.2% and 16.8%, respectively.

In 2005, the Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2005		2004		2003
	(amount in thousands)
Department of Defense	$123,905	86.9%	$98,019	84.3%	$69,967	78.6%
Federal Civilian	12,747	8.9%	14,704	12.6%	15,055	17.0%
Commercial	5,943	4.2%	3,617	3.1%	3,885	4.4%

Total	$142,595	100.0%	$116,340	100.0%	$88,907	100.0%

Competition

The segments of the industry in which the Company operates are highly fragmented and based upon the Company’s current market analysis, with no single company or small group of companies is in a dominant competitive position. Some of the large competitors offer capabilities in a number of markets that overlap many of the same areas in which the Company offers services, while certain companies are focused upon only one or a few of such markets. Some of the firms that compete with the Company include: Northrop Grumman, Lockheed Martin and General Dynamics, as well as other small and mid-size firms. In addition, Xacta’s business competes with risk and compliance management companies, organizational messaging companies, security consulting organizations, as well as companies that provide secure wireless offerings.

Employees

As of December 31, 2005, the Company employed 477 people. The services which the Company provides require proficiency in many fields, such as computer science, information security and vulnerability testing, wireless networking technologies, physics, engineering, operations research, economics, and business administration. Of the total Company personnel, 37 are in Managed Solutions and 307 in Xacta. An additional 133 employees provide corporate, sales and administrative services.

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

Patents, Trademarks, Trade Secrets and Licenses

Intellectual property is critical to the long-term value and success of the Company and accordingly it has invested heavily in intellectual property, in the form of trademarks, service marks, copyrights, patents and other proprietary assets. The Company is committed to vigilant protection of its intellectual property and proprietary information and will use every available resource to protect such investment.

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

At December 31, 2005 and 2004, the Company had total backlog from existing contracts of approximately $118.3 million and $106.4 million, respectively. Of these amounts, approximately $98.8 million and $91.8 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Approximately $71.9 million and $97.3 million of the total backlog was funded backlog at December 31, 2005 and 2004, respectively.

While backlog remains a measurement consideration, in recent years the Company, as well as other U.S. Government contractors, experienced a material change in the manner in which the U. S. Government procures equipment and services. These procurement changes include the growth in the use of General Services Administration (“GSA”) schedules which authorize agencies of the U.S. Government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees. Such contracts generally require extensive marketing efforts by the multiple awardees to procure such business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that the Company continues to aggressively pursue.

Item 1A.	Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Telos Corporation (“the Company”) and its business because these factors currently have a significant impact or may have a significant impact on the Company’s business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.

The Company’s ability to maintain sufficient liquidity and access to capital markets, including the ability to successfully restructure its balance sheet may have a significant impact on its business.

The Company depends on the U.S. government for a significant portion of its sales. The Company’s sales are highly concentrated with the U.S. government. The customer relationship with the U.S. government involves certain risks that are unique. In each of the past three years, approximately 96 percent of the Company’s net sales were to the U.S. government. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Accordingly, while Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the Global War on Terrorism and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. Wartime support for defense spending could wane if the country’s troop deployments in support of operations in Iraq and Afghanistan are reduced. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of the Company’s programs being reduced, delayed or terminated. Reductions in the Company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings.

U.S. government contracts generally are not fully funded at inception and are subject to termination. The Company’s U.S. government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. This, in fact, occurred during the 2006 budget process, in which the defense appropriations bill was not approved until three months into the 2006 fiscal year, delaying contract orders that would have been awarded in 2005. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process.

In addition, the U.S. government has increasingly relied on indefinite delivery, indefinite quantity (“IDIQ”) contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the Company’s future sales and earnings.

The Company’s earnings and margins depend on its ability to perform under its contracts. The Company’s contracts require management to make various assumptions and projections about the outcome of future events over a period of several years. These projections can include future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. If there is a significant change in one or more of these assumptions, circumstances or estimates, or if the Company is unable to control the costs incurred in performing under these contracts, the profitability of one or more of these contracts may be adversely affected.

The Company’s earnings and margins depend on subcontractor performance and raw material and component availability and pricing. The Company relies on subcontractors and other companies to provide raw materials, major components and subsystems for its products or to perform a portion of the services that the Company provides to its customers. Occasionally, the Company relies on only one or two sources of supply, which, if disrupted, could have an adverse effect on the company’s ability to meet its commitments to customers. The company depends on these subcontractors and vendors to fulfill their contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of the Company’s subcontractors or suppliers is unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services, the Company’s ability to perform its obligations as a prime contractor may be adversely affected.

        The Company’s future success will depend, in part, on its ability to develop new technologies and maintain a qualified workforce to meet the needs of its customers. Virtually all of the products produced and sold by the Company are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Both the government and commercial markets in which the Company operates are characterized by rapidly changing technologies. The product and program needs of the Company’s government and commercial customers change and evolve regularly. Accordingly, the Company’s future performance in part depends on its ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of its business, the Company must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by the Company’s customers. If the Company is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance. While the Company maintains insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. The Company generally seeks indemnification where the U.S. government is permitted to extend indemnification under applicable law.

Operating results may fluctuate and future revenues and profitability are uncertain.

The Company’s operating results have varied and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. These factors include the following:

•	the long sales and implementation cycles for, and potentially large order sizes of, some of the Company’s security solutions and the timing and execution of individual customer contracts;
•	the mix of all products and services sold during a period;
•	success in marketing and market acceptance of the Company’s solutions by existing customers and by new customers;
•	changes in marketing expenses related to promoting and distributing the Company’s products and services;
•	customer renewal rates and turnover of customers of the Company’s services;
•	continued development of the Company’s direct and indirect distribution channels for our security solutions both in the U.S. and abroad;
•	changes in the level of spending for security and information technology-related products and services by enterprise customers;
•	changes in the level of spending for security and information technology-related products and services by enterprise customers;
•	the impact of price changes in the Company’s security services or competitors’ products and services; and
•	general economic and market conditions as well as economic and market conditions specific to the security and information technology industries.

Operating results may be adversely affected by the uncertain geopolitical environment and unfavorable economic and market conditions.

Adverse economic conditions worldwide have contributed to downturns in the information technology industry in the past and could impact the Company’s business in the future, resulting in:

•	reduced demand for the Company’s products and services as a result of a decrease in spending by our customers;
•	increased price competition for the Company’s products and services; and
•	higher overhead costs as a percentage of revenues.

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not continue to improve, or if they deteriorate, the Company may experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise. To address these risks the Company must, among other things:

•	successfully market our services to new and existing customers;
•	attract, integrate, train, retain and motivate qualified personnel;
•	respond to competitive developments;
•	successfully introduce new products and services; and
•	successfully introduce enhancements to our products and services to address new technologies and standards and changing market conditions

The business environment is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

Some of the Company’s security solutions have lengthy sales and implementation cycles.

        The Company markets the majority of its security solutions directly to government customers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of the Company’s services can be lengthy, potentially lasting from three to nine months. The Company’s quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

The Company relies on its intellectual property, and any failure to protect, or any misappropriation of, its intellectual property could harm its business.

The Company’s success depends on its internally developed technologies, patents and other intellectual property. Despite its precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect the Company’s proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If the Company does not effectively protect its intellectual property, its business could suffer. In the future, the Company may have to resort to litigation to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

The Company also licenses third-party technology that is used in its products and services to perform key functions. These third-party technology licenses may not continue to be available on commercially reasonable terms or at all. The Company’s business could suffer if it lost the rights to use these technologies. A third-party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between the Company and a third-party could lead to royalty obligations for which the Company is not indemnified or for which indemnification is insufficient, or the Company may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or the Company’s inability to obtain or maintain, any of these technology licenses could delay the introduction of new products or services until equivalent technology, if available, is identified, licensed and integrated. This could harm the Company’s business.

The Company could become subject to claims of infringement of intellectual property of others, which could be costly to defend and which could harm our business.

Claims relating to infringement of intellectual property of others or other similar claims have been made against the Company in the past and could be made against it in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of infringement were made against the Company, it could be required to pay damages or have portions of its business enjoined. If the Company could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, the Company’s business could be harmed.

The Company depends on key personnel to manage its business effectively and may not be successful in attracting and retaining such personnel.

The Company depends on the performance of its senior management team and other key employees. The Company’s success also depends on its ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel. In addition, the Company’s stringent hiring practices for its personnel, which consist of background checks into prospective employees’ criminal and financial histories, further limit the number of qualified persons for these positions.

The Company has no employment agreements with any of its key executives that prevent them from leaving the Company at any time. The loss of the services of any of the Company’s senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm its business.

Compliance with rules and regulations concerning corporate governance is costly and could harm the Company’s business.

The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their Chief Executive Officers and Chief Financial Officers and Directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It has become more difficult and more expensive for the Company to obtain director and officer liability insurance. Further, Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified Board members and executive officers, which could harm its business.

Any potential future acquisitions, strategic investments, divestitures or mergers may subject the Company to significant risks, any of which could harm the Company’s business.

        The Company’s long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms or divesting from certain business lines or activities. In particular, over time, the Company may acquire, make investments in, or merge with providers of product offerings that complement its business or divest from activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running its existing business;
•	possible additional material weaknesses in internal control over financial reporting;
•	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;
•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with the Company;
•	potential exposure to material liabilities not discovered in the due diligence process;
•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and
•	acquisition financing may not be available on reasonable terms or at all.

Any acquired business, technology, service or product could significantly under-perform relative to the Company’s expectations, and may not achieve the benefits we expect from possible acquisitions. For all these reasons, the Company’s pursuit of an acquisition, investment, divestiture, or merger could cause our actual results to differ materially from those anticipated.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company leases 191,700 square feet of space for its corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at the Company’s option. This facility supports all of the Company’s operating segments.

The Company subleases 5,000 rentable square feet of space at the Ashburn, Virginia facility to its affiliate, Enterworks, Inc. which serves as Enterworks’ corporate headquarters and hosts its operating segments. This sublease will expire on December 31, 2006.

The Company leases additional space in 5 separate facilities located in California, Massachusetts, New Jersey, the District of Columbia and Germany under various leases expiring through March of 2011.

Item 3.	Legal Proceedings

The Company is a party to the litigation set forth below.

SecureInfo

On May 6, 2005, SecureInfo Corporation (SecureInfo) filed suit in the U.S. District Court for the Eastern District of Virginia against Telos Corporation, its subsidiary Xacta Corporation, and a Vice President of Xacta, alleging, among other things, copyright infringement and theft of trade secrets. On May 12, 2005, SecureInfo and Telos voluntarily agreed to enter into a temporary restraining order, including a specific denial by Telos of any liability and by which Telos agreed that it would not access SecureInfo’s software. On May 26, 2005, Telos, Xacta, and the Vice President filed a motion to dismiss SecureInfo’s complaint. On June 16, 2005, SecureInfo amended its complaint, adding additional claims and, as additional defendants, Telos’ Chief Executive Officer and Chief Technology Officer, as well as an independent consultant. SecureInfo’s amended complaint asserted a variety of statutory and other claims against Telos for relief, including copyright infringement; violations of the federal Computer Fraud and Abuse Act and federal Racketeer Influenced Corrupt Organization Act; violations of the Virginia Computer Crimes Act and the Virginia Uniform Trade Secrets Act; conspiracy to obtain trade secrets; tortuous interference with contract; combining to injure SecureInfo; trespass to chattels; and detinue. SecureInfo also renewed its motion for preliminary injunction. On July 14, 2005, Telos filed a motion to dismiss all counts in the amended complaint.

On September 9, 2005 the U.S. District Court for the Eastern District of Virginia granted Telos’ motion to dismiss by dismissing 10 of the 13 counts in the amended complaint: Counts I, II and III (Computer Fraud and Abuse Act), V (fraud and deceit), VI (conspiracy to fraudulently obtain trade secrets by deceit and tortuous interference with contract), VII (common law tortuous interference with contract), VIII (Racketeer Influenced Corrupt Organization Act – RICO), IX (combination to injure Plaintiff’s reputation, trade, or business), X (Virginia Computer Crimes Act), and XII (common law trespass to chattels). Accordingly, all counts against John B. Wood, Chairman and CEO of Telos Corporation were dismissed and substantially all of the counts were dismissed against the other individual officers.

On September 21, 2005, SecureInfo withdrew its motion for a preliminary injunction.

        On November 4, 2005, the magistrate judge denied SecureInfo’s request to amend its complaint for a second time. On November 7, 2005, Telos Corporation, its subsidiary Xacta Corporation, and certain named individual officers, filed an answer to the amended complaint including a patent infringement counterclaim against SecureInfo.

As previously reported in the Form 8-K on March 27, 2006 on the current status of litigation with SecureInfo Corporation (see Item 8.01 Other Events), the Company has entered into a settlement agreement with SecureInfo in which all parties dismissed, with prejudice, all pending claims, including the patent infringement counterclaim. As part of the settlement agreement, Telos agreed to not pursue legal action for patent infringement against SecureInfo for a period of three years from the date of the agreement. In addition, the parties have entered into various business arrangements including software licensing agreements, an OEM agreement and a reseller agreement. A joint stipulation of dismissal was filed on March 22, 2006 with the United States District Court for the Eastern District of Virginia.

Costa Brava

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

Costa Brava is seeking the following relief: (I) that the officers and directors who are named in the Complaint be deemed to be involuntary trustees of certain bonus amounts received by them from the Company, and that any proceeds from those bonuses be held in constructive trust for the Company with the duty to return them to the Company; (II) an injunction enjoining the Company from making future bonus payments and further grants of stock options in the Company and its wholly-owned subsidiaries to any officers and directors unless and until dividend arrearages on the Public Preferred Stock are satisfied in full, and an injunction enjoining any officers and directors who have already received grants of stock options in the Company’s wholly-owned subsidiaries from exercising those options unless and until dividend arrearages on the Public Preferred Stock are satisfied in full; and (III) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business, as necessary and proper to preserve them, and to take such actions as are necessary to remedy and/or prevent the fraudulent conveyances complained of in the Complaint. In the alternative, Costa Brava is seeking (IV) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business; and (V) judicial dissolution of the Company and appointment of a temporary receiver to take charge of the Company’s assets and operate the business. Costa Brava also seeks damages from the officers and directors of the Company.

On December 22, 2005, the Company’s Board of Directors established a Special Litigation Committee comprised of independent directors to review and evaluate the matters raised in the derivative suit filed against the Company by Costa Brava relating to the Company’s Public Preferred Stock. The Special Litigation Committee is investigating, reviewing, and analyzing the allegations made in the derivative suit with respect to certain of the Company’s directors and officers, and making a determination for the Company as to what action the Company should take in connection with those matters, including whether or not to institute litigation against those directors and officers. The members of the Special Litigation Committee are Thomas L. Owsley and Bruce J. Stewart.

On January 9, 2006, the Company filed a motion to dismiss the Complaint or, in the alternative, to stay the action until the Special Litigation Committee had sufficient time to properly investigate and respond to Costa Brava’s demands. On the same day, the Company officers and directors each filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim. The oral arguments were heard on February 28, 2006 before Judge Albert J. Matricciani, Jr.

On March 30, 2006, the court granted the Company’s motions in part and denied them in part. The motion to dismiss filed by the directors was granted with respect to Director Stewart, but denied in all other parts. The motion to dismiss filed by the officers was denied. In the motion filed by the Company, the motion to dismiss was granted with respect to Costa Brava’s demand for an appointment of a receiver to take charge of the Company’s assets and operate the business. In addition, the court granted the motion to dismiss the specific counts of the Complaint with respect to any derivative claims based on transactions or events that occurred prior to January 25, 2005, but denied the motion with respect to the derivative claims based on transactions or events that occurred on or after January 25, 2005. The judge also denied the alternative request for a stay.

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene as a matter of right, and in the alternative at the discretion of the court. On February 23, 2006 Telos filed a motion to stay the intervention proceedings pending resolution of its motion to dismiss. The judge issued the order to stay on February 27. Telos opposed Wynnefield’s motion to intervene at a hearing on May 12. On May 16, 2006 the court issued an order denying Wynnefield’s motion to intervene as a matter of right, but granted the motion on permissive grounds since Wynnefield is similarly situated with Costa Brava although their interests are not identical.

The Company’s answer to the complaint was filed on April 28, 2006. A status conference is currently scheduled for May 22, 2006 to discuss scheduling of discovery and related case management issues.

At this early stage of the litigation in which the jurisdiction and the parties have just been established, it is impossible to reasonably determine the degree of probability related to Costa Brava’s success in any of its assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Costa Brava claims, will vigorously defend the matter, and oppose the relief sought.

Other Litigation

In addition, the Company is a party to litigation arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on November 9, 2005. The only matter set forth at the meeting for common stockholders was the election of directors.

The holders of Common Stock necessary to constitute a quorum (representing 85.92% or 21,659,732 shares of a total of 25,208,830 outstanding shares of Common Stock) were present either in person or represented by proxy or attorney. 100% of the votes represented at the annual meeting were cast for John B. Wood, David Borland, Norman P. Byers, Dr. Fred C. Iklé, Robert J. Marino, Ambassador Langhorne A. Motley, and Bruce J. Stewart who were elected directors for a term of one year, a term to expire at the next annual meeting of shareholders upon the election of their successors. No votes were withheld and there were no broker non-votes.

The matter set forth at the meeting for holders of Public Preferred Stock was the election of 2 Class D directors.

The holders of Public Preferred Stock necessary to constitute a quorum (representing 78.9% or 2,513,486 shares of 3,185,586 outstanding shares) were present either in person or represented by proxy or attorney. Geoffrey B. Baker and Malcolm M.B. Sterrett were elected Class D directors for a term of one year, a term to expire at the next annual meeting of shareholders upon the election of their successors. 78.65% or 1,976,840 of the votes represented at the annual meeting were cast for, and 21.35% or 536,646 of the votes represented at the annual meeting were withheld or cast against Mr. Baker and Mr. Sterrett and there were no broker non-votes.

The Nominating and Corporate Governance Committee at this time does not operate under a formal charter, however, Board members are nominated pursuant to the following policy: The Nominating and Corporate Governance Committee identifies potential candidates for first-time nomination as a director by using a variety of sources such as recommendations from the Company’s management, current Board members, stockholders, and contacts in organizations served by the Company. Stockholders may nominate potential candidates by responding to the Notice of Annual Meeting within the time period set forth therein. The Nominating and Corporate Governance Committee then conducts an initial review of the potential candidate’s background, including whether he/she meets the minimum qualifications for Board members; whether the individual would be considered independent under NASD and SEC rules; and whether the individual would meet any additional requirements imposed by law or regulation on members of the Audit and/or Management Development and Compensation Committees of the Board. Among the requirements potential candidates should meet are the following: U.S. citizenship; eligibility for security clearance at top secret level; 10 years of corporate or related business experience, preferably having served on corporate Boards or committees; and familiarity with government contracts, the defense industry, and information technology and security. The evaluation process of a potential candidate’s background will not be treated differently whether or not he/she was nominated by a stockholder.

If the initial candidate review is satisfactory, the Nominating and Corporate Governance Committee will arrange an introductory meeting with the candidate and the committee’s chairman or the Company’s CEO or with other directors to determine the potential candidate’s interest in serving on the Board. If the candidate is interested in serving on the Board and the Nominating and Corporate Governance Committee recommends further consideration, a comprehensive interview conducted by the Nominating and Corporate Governance Committee, the CEO, other members of the Board, and in some cases, key Company executives, follows.

Upon successful conclusion of the review process, the Nominating and Corporate Governance Committee will present the candidate’s name to the Board of Directors for nomination as a director and inclusion in the Company’s Proxy Statement.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for the Company’s Class A or Class B Common Stock. As of December 31, 2005, there were 95 holders of the Company’s Class A Common Stock and 5 holders of the Company’s Class B Common Stock.

No public market exists for the Company’s Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 7 – Redeemable Preferred Stock.

The Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) is traded on the NASDAQ/ OTCBB Exchange. See Note 7 – Redeemable Preferred Stock.

Item 6.	Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this document.

OPERATING RESULTS

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands)
Sales (1)	$142,595	$116,340	$88,907	$90,517	$112,188
Operating income (loss)	(5,863)	5,944	(3,347)	(7,596)	5,911
(Loss) income before income taxes	(15,051)	(2,894)	1,802	(10,835)	1,267
Net (loss) income	(14,060)	(2,953)	(8,685)	4,025	(671)

FINANCIAL CONDITION

	As of December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands)
Total assets (1)	$41,862	$58,517	$33,611	$45,020	$48,760
Senior credit facility (2)	12,159	11,416	6,497	6,618	12,387
Senior subordinated debt (2)	5,179	5,179	5,179	5,179	8,179
Capital lease obligations, long-term (3)	9,239	9,727	10,243	10,647	10,722
Senior redeemable preferred stock (4)	8,599	8,175	7,751	7,327	6,903
Public preferred stock (4)	71,008	65,424	59,425	53,561	47,876

(1)	See Notes 3 & 4 to the Consolidated Financial Statements in Item 8 regarding the sale of TelosOK LLC and Telos Corporation (California)

(2)	See Note 6 the Consolidated Financial Statements in Item 8 regarding debt obligations of the Company.

(3)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.

(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During 2005, the Company continued its investment in creating value added solutions to address the ever increasing demand for systems integration services and secure enterprise solutions. Some examples of these investments include::

•	Xacta IA Manager™: In 2005 the Company invested in many user-requested enhancements to Xacta IA ManagerTM. Many of these enhancements served to improve upon the Continuous Assessment and Process Enforcer Editions, which were originally introduced in March of 2003 and March of 2004, respectively. These enhancements allow Xacta IA Manager to further leveraging the rich IT asset information it can automatically collect to facilitate automated risk and compliance management as well as automated vulnerability management and remediation. This automation provided by Xacta IA Manager serves to improve the overall security posture of the network, and when fully deployed, saves systems administrators and information security practitioners time and effort.

•	Xacta ACL Manager™: In June 2005, the Company launched a new product, Xacta ACL Manager™ that enables organizations to efficiently manage firewall rule-sets and router access control lists (“ACLs”). Managing ACLs is typically a time consuming process that is highly susceptible to manual mistakes that can negatively impact network performance. Xacta ACL Manager software helps address these issues. One important feature of this product is that it allows an organization to manage multiple disparate routers (cross platform) from a single console. This eliminates the need for multiple brand-specific router management consoles. Xacta ACL Manager also allows an organization to quickly simplify firewall rule-sets and router access control lists by eliminating redundant or conflicting rules with a single click. Simplified rules-sets and ACLs improve the performance of firewalls and routers, thereby improving the overall performance of the underlying computer network. Xacta ACL Manager is being marketed to customers across the U.S. Government.

•	Secure Messaging: The Company’s secure messaging solution is called the Automated Message Handling System (“AMHS”). AMHS version 2003 is the U.S. Government’s exclusive certified stand-alone messaging application. The AMHS 2003 stand-alone architecture is more efficient and cost effective than competitive client/server architectures as it enables users to access their messages securely from a single server using a simple web browser. In addition to its more intuitive user interface, AMHS 2003 provides outbound message processing and numerous advanced message management capabilities such as retrospective search and simplified user profiling, which functionality is essential to large organizations with time sensitive formal message requirements. This application has been successfully fielded to over 50 critical government organizations. AMHS has been selected by the U.S. Air Force, Army, Navy and Marines (collectively, the “U.S. Military Services”) as their NETCENTRIC Enterprise messaging capability. AMHS has also been adopted by the U.S. Coast Guard and various other U.S. Government agencies and organizations. In 2005, the Company began investing in a number of product enhancements to address emerging user requirements. These enhancements will provide existing customers with the additional capability they require and should allow the Company to sell AMHS into new markets.

New Contract Vehicles: In 2005, the Company made a significant investment in developing new business and establishing critical new contract vehicles with the U.S. Government. Specifically, Telos won a multiple award, multi-year, GWAC IT contract with the U.S. Air Force. This NETCENTS contract is mandated for use by the Air Force. Telos has a number of high profile partners on its NETCENTS team including Verizon and EDS, which will thereby sell their products and services through the NETCENTS contract. Though issued by the Department of the Air Force, NETCENTS is a government-wide contract, and therefore has value beyond the Air Force. Additionally, Telos is one of only four small companies awarded prime contracts under NETCENTS. Due to the magnitude of NETCENTS, it will be an important contract vehicle for Telos over the coming years.

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

In accordance with APB 18, the Company has reduced the carrying amount of Enterworks investment account. See Note 2 – Investment in Enterworks for more information.

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

Exit from the Systems and Support Services Business

The Company sold its 50% share of TelosOK LLC, on March 10, 2003, which is reported in Note 3—Sale of TelosOK LLC of the Consolidated Financial Statements. TelosOK LLC provided post-deployment and post-production software and systems development and support services including technology insertion, system redesign and software re-engineering. The largest customer of TelosOK LLC was the U.S. Army’s Communications and Electronics Command (“CECOM”) with significant operations at Ft. Sill in Lawton, Oklahoma. TelosOK LLC’s tasks were performed on a time and materials basis and on a firm fixed-price basis.

Results of Operations

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. The Company’s revenues are generated from a number of contract vehicles and task orders. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. The Company’s firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The Company’s time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2005, revenue by contract type was as follows: firm fixed-priced 83.2%, and time and materials, 16.8%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	(dollar amounts in thousands)
Sales	$142,595	100.0%	$116,340	100.0%	$88,907	100.0%
Cost of sales	118,539	83.1	87,723	75.4	74,324	83.6
Selling, general and administrative expenses	29,919	21.0	22,673	19.5	17,930	20.2

Operating (loss) income	(5,863)	(4.1)	5,944	5.1	(3,347)	(3.8)
Gain from sale of 50% interest in TelosOK LLC	—	—	—	—	10,121	11.4
(Losses) income from affiliates	(468)	(0.3)	—	—	556	0.6
Other income	36	—	18	—	14	—
Interest expense	(8,756)	(6.1)	(8,856)	(7.6)	(5,542)	(6.2)

(Loss) income before income taxes	(15,051)	(10.5)	(2,894)	(2.5)	1,802	2.0
Income tax provision	9	—	59	—	11,487	12.9

Loss from continuing operations	(15,060)	(10.5)	(2,953)	(2.5)	(9,685)	(10.9)
Loss from discontinued operations	—	—	—	—	—	—
Gain on sale of TCC	1,000	0.7	—	—	1,000	1.1

Net loss	$(14,060)	(9.8)%	$(2,953)	(2.5)%	$(8,685)	(9.8)%

Financial Data by Operating Segment

The Company has two reportable operating segments: Managed Solutions1 (previously known as IT Solutions Group) and Xacta. Prior to December 2004, the Company had two operating segments, the Product Group and the Xacta Group. Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollar amounts in thousands)
Sales:
Managed Solutions and other services	$58,246	$31,496	$41,233
Xacta	84,349	84,844	47,674

Total	$142,595	$116,340	$88,907

Gross Profit:
Managed Solutions and other services	$4,411	$3,624	$2,068
Xacta	19,645	24,993	12,515

Total	$24,056	$28,617	$14,583

Gross Profit Percentage:
Managed Solutions and other services	7.6%	11.5%	5.0%
Xacta	23.3%	29.5%	26.3%
Total	16.9%	24.6%	16.4%

[1]	Name change was for marketing and public relations reasons and represented no organizational or operational changes

Results of Continuing Operations

Years ended December 31, 2005, 2004 and 2003

Revenues. Revenues increased by 22.6% to $142.6 million for 2005, and increased by 30.9% to 116.3 million for 2004 from $88.9 million for 2003. The increase in revenues from 2004 to 2005 period includes an increase of $26.3 million in Managed Solutions’ sales resulting primarily from the NETCENTS contract award in September 2004 and the utilization of such contract vehicle with respect to additional product sales.

Cost of sales. Cost of sales increased 35.1% to $118.5 million for 2005 resulting primarily from an increase in hardware products revenue as discussed above, 23.4% to $87.7 million for 2004. Cost of sales as a percentage of sales increased from 75.4% for 2004 to 83.1% for 2005, and decreased from 83.6% for 2003 to 75.4% for 2004.

Gross profit. Gross profit decreased 16.0 % from $28.6 million for 2004 to $24.1 million for 2005, and increased 96.2 % from $14.6 million for 2003 to $28.6 million for 2004.

Losses (income) from affiliates. The Company recorded $468,000 of losses from affiliate for 2005, representing equity losses from Enterworks in accordance with APB 18. For 2003, the Company recorded $556,000 of income from affiliates, representing cash distribution received from TelosOK. See Note 2 – Investment in Enterworks for more information.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased 32.1% from $22.7 million for 2004 to $29.9 million for 2005, and increased 26.8% from $17.9 million for 2003 to $ $22.7 million for 2004. Such increases are primarily attributable to litigation costs for 2005, and an increase in bonus accruals for 2004, offset by various cost reduction measures and a decrease in severance costs for 2004.

Interest expense. Interest expense decreased 1.6% from $8.9 million for 2004 to $8.8 million for 2005, due to decrease in annual accretion of Public Preferred Stock, offset by an increase in interest on the Facility. Interest expense increased 59.8% from $5.5 million for 2003 to $8.9 million for 2004, primarily due to the reclassification of preferred stock dividends and accretion as interest in accordance with FAS150, which was effective July 1, 2003. Components of interest expense are as follows:

	December 31,
	2005	2004	2003
	(amounts in thousands)
Commercial interest incurred	$2,749	$2,432	$2,386
Preferred stock interest accrued	6,007	6,424	3,156

Total	$8,756	$8,856	$5,542

Provision for income taxes. The Company recorded a provision (benefit) for income taxes of $9,000, $59,000, and $11.5 million for 2005, 2004 and 2003, respectively. The income tax provision of $9,000 for 2005 represents certain minimum state income tax liabilities. The income tax provision of $59,000 for 2004 represents primarily the federal alternative minimum tax and certain state income tax liabilities. In 2003, the Company recorded an income tax provision of $11.5 million, primarily based on the Company’s assessment that the realization of its deferred tax assets did not meet the “more likely than not” criterion under SFAS 109, “Accounting for Income Taxes.”

Discontinued Operations

Telos Corporation-California:

In connection with the sale of TCC in July 2002, $2.0 million was held in an escrow account , of which $1.0 million was released in 2003. The Company reported a gain of $1.0 million in 2005, which represents a release of the remaining $1.0 million held in escrow. See Note 4 – Sale of Telos Corporation (California).

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Credit Facility Agreement (“Facility”) with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. In April 2005, the Facility was renewed to include amended terms, primarily a revolving line limit of $15 million and an interest rate of Wells Fargo “prime rate” plus 1%, and extended to mature on October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based upon the LIBOR Rate, plus 4%. The Company has not exercised this option to date. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable. The amount of available borrowings fluctuates based upon the eligible underlying asset borrowing base, as defined in the Facility agreement. The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also required the Company to meet certain financial covenants, including tangible net worth and operating earnings. Since the Facility’s inception, certain financial covenants have been amended and restated to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement.

At December 31, 2005 and March 31, 2006, the Company was not in compliance with certain of its covenants pursuant to the Facility. Due to the late filing of the 2005 Form 10-K, the Company has not provided audited annual financial statements to the bank within the required 90-day period. In addition, certain cash flow covenants were not achieved. Accordingly, the Company has obtained waivers for any such covenant violations and the Company and Wells Fargo Foothill have agreed upon modified cash flow covenants to more accurately reflect the Company’s future performance based upon revised projections. In addition, as of May 22, 2006, the Company and Wells Fargo Foothill have amended the Facility, to temporarily provide for a four-month over-advance in the amount of $3.0 million, the available balance of which declines over the term. Such over-advance is subject to certain additional covenants and reporting requirements, including a minimum sales requirement.

At December 31, 2005, the Company had outstanding borrowings of $12.2 million and unused borrowing availability of $3.3 million on the Facility. As of December 31, 2005, the interest rate on the Facility was 8.25%.

Cash used by operating activities was $.09 million in 2005, due primarily to the operating losses the Company incurred during the year. Cash used in investing activities was $0.4 million in 2005. The Company generated cash for financing activities in the amount of $0.5 in 2005, primarily due to borrowings from the Facility offset by payments made to reduce capital lease obligations.

Management believes that the Company’s borrowing capacity is sufficient to fund its capital and liquidity needs for the foreseeable future.

Senior Subordinated Notes

The Company’s subordinated notes (“Subordinated Notes”) are held principally by common shareholders and totaled $5.2 million at December 31, 2005. These subordinated notes bear interest at rates between 14% and 17%, due and payable on October 31, 2008. During 2005, the Company paid $757,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $14.6 million at December 31, 2005. See Note 6 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. At December 31, 2005 the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $79.6 million. During 2005, the Company accrued $4.2 million of dividends on the two classes of redeemable preferred stock.

Mandatory redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled for redemption on October 31, 2005. On April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Preferred Stock are the legal availability of funds pursuant to Maryland law. Accordingly the Company is precluded by Maryland law from making the scheduled payment. The Senior Redeemable Preferred Stock was therefore not due on demand, or callable, within twelve months from December 31, 2005, and accordingly remaining the 27.4% is also classified as noncurrent.

Mandatory redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock instrument. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of December 31, 2004 and 2005.

The Company had previously classified the entirety of its obligation to redeem the Public Preferred Stock as a noncurrent obligation. As stated above, the terms of the Public Preferred Stock provide for a scheduled redemption of the Public Preferred Stock in five annual tranches beginning on December 1, 2005 and concluding on December 1, 2009. However this scheduled redemption is, by the terms of the Public Preferred Stock, subject to the legal availability of funds, any contractual restrictions then binding on the Company (including restrictions under any agreements regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company) and applicable state law. For the reasons set out below, the Company concludes that it correctly classified the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation, but that the specific previously stated basis for such conclusion was incorrect. The Company will therefore continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation.

The previously stated basis, as noted above, of the Company’s classification of the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation was incorrect. The Company was of the opinion that it had the ability to exchange the Public Preferred Stock for indebtedness that would not become due for payment until 2009. Such incorrect basis failed to take account of the mandatory redemption requirements of the indebtedness for which the Company could exchange the Public Preferred Stock. The Company believed that it had the ability to exchange the Public Preferred Stock on a long-term basis under Article Five, Section C5 of the Company’s Articles of Amendment and Restatement, which permits the Company to exchange the Public Preferred Stock for a 12% Junior Subordinated Debentures Due 2009, and believed that the indebtedness from this refinancing would not become payable until 2009, and would therefore not be subject to any earlier amortization. In fact, the 12% Junior Subordinated Debentures Due 2009 has a mandatory amortization schedule requiring that five payments be made, starting in December 2005 and annually thereafter. The first redemption payment due in December 2005 would thus, if the Company entered into such an exchange, be a short-term liability which would, for the reasons set out below, not be permitted by the Facility with Wells Fargo Foothill.

The Company and certain of its subsidiaries are parties to the Facility agreement with Wells Fargo Foothill, whose term expires on October 21, 2008. Under the Facility, the Company agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, it would not make any distribution or declare or pay any dividends (other than common stock) on its stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. The Company continues to actively rely upon the Facility and expects to continue to do so until the Facility expires on October 21, 2008.

Accordingly, notwithstanding the prior incorrect basis for classification referenced above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2005. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor”.

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

Paragraph 5 of FASB 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable”

If, pursuant to the terms of the Public Preferred Stock, the Company does not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require the Company to discharge its obligation to redeem the Public Preferred Stock as soon as the Company is capable and permitted to do so.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $40.1 million as of December 31, 2005. In 2005, the Company accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued cash dividends on the outstanding shares of the Public Preferred Stock for this time period, the total amount accrued would have been $13.4 million. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.4 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to its Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The objective of the Company is, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded, in consequence of the commencement of this process by Jefferies Quarterdeck and the ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements that the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $13.4 million. The objective of the Company to utilize the proceeds of this strategic process with respect to its Xacta subsidiary to partially or completely recapitalize its balance sheet therefore is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company is therefore changing the accrual from $4.0 million to $13.4 million, the result of which will be to increase the Company’s negative shareholder equity by the difference between those two amount, $9.4 million, by recording an additional $9.4 million charge to interest expense for the second quarter of 2006, resulting in a balance of $81.7 million (pro forma as of March 31, 2006) for the principal amount and all accrued dividends on the Public Preferred Stock. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

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

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at December 31, 2005, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

	Total	Payments due by Period
		2006	–2007 - 2009	2010 - 2012	2013 and later
Long term debt	$17,351	$—	$17,351	$—	$—
Capital lease obligations	18,556	1,894	5,453	5,380	5,829
Operating lease obligations	2,136	510	1,202	424	—
Senior preferred stock (1)	8,599	—	8,599	—	—
Public preferred stock redemption (2)	71,008	—	71,008	—	—

Total	$117,650	$2,404	$103,613	$5,804	$5,829

(1)	includes dividends accrual

(2)	includes dividends and accretion accrual, payment of which presumes conditions precedent being satisfied. See Note 7 – Redeemable Preferred Stock

Capital Expenditures

Capital expenditures for property and equipment were $1.4 million in 2005, $1.2 million in 2004 and $235,000 in 2003. The Company presently anticipates capital expenditures of approximately $2.0 million in 2006; however, there can be no assurance that this level of capital expenditures will occur.

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

A number of uncertainties exist that could affect the Company’s future operating results, including, without limitation, general economic conditions which, in the present economic environment, may include, and adversely affect, the cost and continued availability of adequate capital and financing to support its business; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing to satisfy the Company’s debt; or the ability to successfully restructure its debt obligations. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Xacta and Enterworks and the Company’s access to ongoing development, product support and viable channel partner relationships with its partners and suppliers.

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to its Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The objective of the Company is, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed, and as such actual results may differ materially from those indicated by forward looking statements in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

While in the past the Company has experienced very minimal contract terminations with the U.S. Government, the U.S. Government can terminate at its convenience. Should such a termination occur, the Company’s operating results could possibly be adversely impacted.

Due to heightened national security and the ongoing military and peacekeeping actions in Iraq and Afghanistan, all U.S. Government programs, especially those pertaining to national security, have been subject to review and reprioritization as evidenced by the Homeland Defense Act, and the continued funding requirements of the U.S. activities in Iraq and Afghanistan. While the Company believes its products and services are well positioned to benefit from such reprioritization of funding, the magnitude of recent and prospective events pertaining to national security serves to emphasize how the Company’s high percentage of revenue derived from business with the U.S. Government could alternatively be dramatically, swiftly and adversely impacted.

In addition, as a high percentage of the Company’s revenue is derived from business with the U.S. Government, the Company’s operating results could also be adversely impacted should the U.S. Government’s annual budget not be approved in a timely fashion.

The Company has many patents and patents pending, trademarks, trade secrets, copyrights and other valuable proprietary information, and the Company has taken reasonable and prudent steps to protect its intellectual property. With regard to the Company’s wholly owned subsidiary, Xacta, whose software products require constant monitoring as it routinely develops future releases and creates additional intellectual property, vigilant oversight of such intellectual property rights is imperative. All of the Company’s propriety solutions require constant oversight with regard to the development and protection of their respective intellectual property and trade secrets. Accordingly, any event that brings into question the Company’s ownership of its intellectual property, proprietary information and trade secrets, could, therefore, materially and adversely impact the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of December 31, 2005 the Wells Fargo “prime rate” was 7.25%), or 5.75%, whichever is higher. The effective average interest rate of the Facility in 2005 was 9.46%. The Facility had an outstanding balance of $12.2 million at December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

We have audited the accompanying consolidated balance sheet of Telos Corporation and subsidiaries (Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2005 These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telos Corporation and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As further disclosed in Note 1 to the consolidated financial statements, the consolidated financial balance sheet as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2004, have been restated.

/s/ Goodman & Company, LLP

Norfolk, Virginia
May 22, 2006

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31,
	2005	2004 (Restated)	2003 (Restated)
Revenue
Products	$90,976	$67,242	$51,615
Services	51,619	49,098	37,292

	142,595	116,340	88,907

Costs and expenses
Cost of sales - Products	79,782	51,346	44,872
Cost of sales - Services	38,757	36,377	29,452
Selling, general and administrative expenses	29,919	22,673	17,930

	148,458	110,396	92,254

Operating (loss) income	(5,863)	5,944	(3,347)
Other income (expenses)
Non-operating income	36	18	14
( Losses) income from affiliates	(468)	—	556
Gain from sale of 50% interest in TelosOK LLC	—	—	10,121
Interest expense	(8,756)	(8,856)	(5,542)

(Loss) income before income taxes	(15,051)	(2,894)	1,802
Provision for income taxes	9	59	11,487

Loss from continuing operations	(15,060)	(2,953)	(9,685)
Discontinued operations: (Note 4)
Gain on sale of TCC	1,000	—	1,000

Net loss	(14,060)	(2,953)	(8,685)
Accretion and dividends of redeemable preferred stock	—	—	(3,133)

Net loss attributable to common equity	$(14,060)	$(2,953)	$(11,818)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	December 31,
	2005	2004 (Restated)
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at December 31, 2005 and 2004)	$62	$67
Accounts receivable, net of reserve of $493 and $540, respectively	24,913	31,672
Inventories, net of obsolescence reserve of $121 and $83, respectively	4,318	14,272
Other current assets	1,804	1,594

Total current assets	31,097	47,605

Property and equipment
Furniture and equipment	8,135	7,374
Leasehold improvements	1,097	605
Property and equipment under capital leases	14,399	14,378

	23,631	22,357
Accumulated depreciation and amortization	(14,310)	(13,091)

	9,321	9,266

Other assets	1,444	1,646

Total assets	$41,862	$58,517

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2005	2004 (Restated)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$19,053	$22,029
Accrued compensation and benefits	4,457	7,838
Deferred revenue	5,631	9,603
Current portion, capital lease obligations	536	517
Other current liabilities	3,205	1,753

Total current liabilities	32,882	41,740
Senior credit facility	12,159	11,416
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,239	9,727
Senior redeemable preferred stock (Note 7)	8,599	8,175
Public preferred stock (Note 7)	71,008	65,424

Total liabilities	139,066	141,661

Stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 21,171,202 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Capital in excess of par	—	—
Accumulated deficit	(97,282)	(83,222)

Total stockholders’ deficit	(97,204)	(83,144)

	$41,862	$58,517

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2005	2004 (Restated)	2003 (Restated)
Operating activities:
Loss from continuing operations	$(15,060)	$(2,953)	$(9,685)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Gain from on sale of 50% interest in TelosOK LLC	—	—	(10,121)
Dividends and accretion of preferred stock as interest expense	6,007	6,424	3,155
Depreciation and amortization	1,951	1,418	1,587
Provision for inventory obsolescence	—	—	664
Provision for doubtful accounts receivable	(47)	54	173
Deferred income tax provision (benefit)	—	—	11,477
Changes in assets and liabilities
Decrease (increase) in accounts receivable	6,806	(14,494)	1,415
Decrease (increase) in inventories	9,637	(10,515)	(3,379)
Increase in other assets	(308)	(210)	(589)
(Decrease) increase in accounts payable and other liabilities	(9,075)	17,021	904

Cash used in operating activities	(89)	(3,255)	(4,399)

Investing activities:
Net proceeds from sale of TelosOK LLC	—	—	3,994
Net proceeds from sale of TCC	1,000	—	1,000
Purchase of property and equipment	(1,389)	(1,156)	(235)

Cash (used in) provided by investing activities	(389)	(1,156)	4,759

Financing activities:
Proceeds from (payments on) Senior Credit Facility, net	743	4,919	(121)
Increase (decrease) in book overdrafts	198	(48)	(178)
Payments under capital lease obligations	(468)	(457)	(355)

Cash provided by (used in) financing activities	473	4,414	(654)

(Decrease) increase in cash and cash equivalent	(5)	3	(294)
Cash and cash equivalents at beginning of the year	67	64	358

Cash and cash equivalents at end of year	$62	$67	$64

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,749	$2,432	$2,413

Income taxes	$65	$91	$18

Noncash:
Interest on redeemable preferred stock	$6,007	$6,424	$3,155

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Capital In Excess of Par	Stockholders Accumulated Deficit	Total Deficit
Balance December 31, 2002	$65	$13	$6,127	$(68,450)	$(62,245)

Senior redeemable preferred stock dividend	—	—	—	(211)	(211)
Public preferred stock dividend	—	—	—	(1,912)	(1,912)
Public preferred stock accretion	—	—	—	(1,011)	(1,011)
Sale of Telos OK LLC	—	—	(6,127)	—	(6,127)
Net loss for the year	—	—	—	(8,685)	(8,685)

Balance December 31, 2003	$65	$13	$—	$(80,269)	$(80,191)

Net loss for the year	—	—	—	(2,953)	(2,953)

Balance December 31, 2004	$65	$13	$—	$(83,222)	$(83,144)

Net loss for the year	—	—	—	(14,060)	(14,060)

Balance December 31, 2005	$65	$13	$—	$(97,282)	$(97,204)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Telos Corporation (the “Company” or “Telos”) is a systems integration and services company addressing the information technology needs of U.S. Government customers worldwide. The Company also owns all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells U.S. Government-validated secure enterprise solutions to federal, state and local government agencies and to financial institutions.

Since 1996, Telos has sold a number of business units that were no longer a part of its strategic plan. These businesses were: Telos Consulting Services, Telos Information Systems, Telos Field Engineering and Telos Corporation (California). In 2003, the Company sold its 50% interest in TelosOK LLC for consideration of $4.0 million. Refer to Note 3—Sale of TelosOK LLC for more information. These business dispositions and ventures have enabled Telos to reduce the utilization of its senior credit facility (“ Facility”) from a high of $56.9 million in 1997 to $12.2 million at December 31, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company”). The Company has applied the equity method of accounting for its investment in Enterworks, Inc. (Enterworks). In December 2003, the Company purchased a 50% interest in Enterworks International, Inc. which, at the time of the transaction, was a wholly owned subsidiary of Enterworks. Given the Company’s indirect investment in Enterworks International, Inc. via Enterworks, and its direct 50% interest in Enterworks International, Inc. the Company is required to consolidate Enterworks International, As the Company’s investment in Enterworks International was immaterial to its financial position and, as this investment was acquired on December 24, 2003, its results of operations for 2003, Enterworks International was not consolidated for 2003. See Note 1 – Accounting Changes and Note 2 – Investment in Enterworks. Significant intercompany transactions have been eliminated.

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

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revenue Recognition.” The Company considers amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as SOP 97-2 as described below) prevails.

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

Substantially all of the Company’s contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the AICPA’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period; revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories, net of accumulated amortization, also include spare parts of $816,000 and $597,000 at December 31, 2005 and 2004, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over four to five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company’s overall obsolescence experience and its assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $4.8 million and $14.5 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, it is management’s judgment that the Company has fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance End of Year
Year Ended December 31, 2005	$83	$54	$(16)	$121
Year Ended December 31, 2004	$546	$—	$(463)	$83
Year Ended December 31, 2003	$2,291	$664	$(2,409)	$546

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

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $1.6 million, $1.2 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Assets

The balance as of December 31, 2005 consists primarily of certain escrow deposits related to the lease of the Ashburn facility, the carrying value of the Company’s investment in Enterworks, and the capitalized costs related to EPX software. See Note 2 – Investment in Enterworks and Note 4 – Sale of Telos Corporation (California).

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The Company provides a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized.

Stock Based Compensation and New Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. In April 2005, the effective date was amended for calendar year companies until the beginning of 2006. The Company currently accounts for shared-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognizes no compensation cost for employee stock options. The Company is in the process of determining which transitional method it will elect upon the adoption of SFAS No. 123(R).

The Company has applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the Company has provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense (See Note 8).

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

Had the Company recorded compensation cost consistent with SFAS No. 123 methodology, net income (loss) would have been:

	December 31,
	2005	2004	2003
	(amounts in thousands)
Net loss, as reported	$(14,060)	$(2,953)	$(8,685)
Deduct: Net stock-based employee compensation expense determined under fair value based method	(121)	(247)	(271)

Pro forma net loss	$(14,181)	$(3,200)	$(8,956)

Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

Expected dividend yield	—	—	—
Expected stock price volatility	—	—	—
Risk free interest rate	3.76%	2.65%	—
Expected life of options	4.1yrs	4.0 yrs	—
Weighted-average fair value of options granted	$0.09	$0.07	—

Research and Development

The Company charges all research and development costs to expense as incurred. For software research and development expenses, such costs are capitalized once technological feasibility is reached. During 2005, 2004, and 2003, the Company incurred approximately $0.9 million, $0.8 million and $0.9 million in research and development salary costs, respectively.

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

Reclassifications and Restatement Adjustments

Certain reclassifications have been made to the 2005, 2004 and 2003 financial statements to conform to the current period presentation. Additional material reclassifications had been required in order to conform to the recent accounting pronouncements of FAS 150 (as discussed below and in Note 7 – Redeemable Preferred Stock).

As noted in Note 14 – Subsequent Events, on April 28, 2006, the Company engaged Goodman & Company, LLP to re-audit the Company’s financial results for the year ended December 31, 2003 and to address certain accounting issues and related disclosures for such period. The issues in question relate to certain enhanced disclosures, financial statement presentations, and cost classifications.

The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of operations are summarized below:

Year Ended December 31, 2004 (in thousands)	As Previously Reported	Adjustments	Reference	As Restated
Revenue	$116,705	$(116,705)	a	$—
Products	—	67,242	a	67,242
Services	—	49,098	a, b	49,098

	$116,705	$(365)		$116,340

Cost of sales	$88,088	$(88,088)	b	$—
Products	—	51,346	b	51,346
Services	—	36,377	b, c	36,377

	$88,088	$(365)		$87,723

Year Ended December 31, 2003 (in thousands)	As Previously Reported	Restatement Adjustments	Reference	As Restated
Revenue	$88,443	$(88,443)	a	$—
Products	—	51,346	a	51,346
Services	—	36,377	a, c	36,377

	88,443	$464		$88,907

Cost of sales	$71,359	$(71,359)	b	$—
Products	—	44,872	b	44,872
Services	—	29,452	b, c, d, e, g	29,452

	$71,359	$2,965		$74,324

Selling, general and administrative expenses	19,027	(1,097)	f, g	17,930
Losses from affiliates	(848)	1,404	f	556

The reclassification and restatement adjustments to amounts previously presented in the consolidated balance sheets are summarized below:

Year Ended December 31, 2004 (in thousands)	As Previously Reported	Adjustments	Reference	As Restated
Property and equipment	$23,207	$(850)	h	$22,357
Accumulated depreciation	(13,141)	50	h	(13,091)

	$10,066	$(800)		$9,266

Other assets	846	800	h	1,646
Deferred revenue	9,238	365	c	9,603
Other current liabilities	2,118	(365)	c	1,753

Year Ended December 31, 2003 (in thousands)	As Previously Reported	Restatement Adjustments	Reference	As Restated
Property and equipment	$21,843	$(100)	h	$21,743
Accumulated depreciation	(12,475)	—		(12,475)

	$9,368	$(100)		$9,268

Other assets	912	100	h	1,012
Deferred revenue	8,296	(1,787)	c	6,509
Other current liabilities	2,042	1,787	c	3,829

The reclassification and restatement adjustments to amounts previously presented in the consolidated statement of cash flows are summarized below:

Year Ended December 31, 2004 (in thousands)	As Previously Reported	Adjustments	Reference	As Restated
Operating activities:
Decrease (increase) in other assets	$540	$(700)	h	$(160)
Investing activities:
Purchase of property and equipment	(1,906)	700	h	(1,206)

Year Ended December 31, 2003 (in thousands)	As Previously Reported	Adjustments	Reference	As Restated
Operating activities:
Decrease in other assets	$(489)	$(100)	h	$(589)
Investing activities:
Purchase of property and equipment	(335)	100	h	(235)

a  -   Restatement of aggregate Revenue into Product Revenue and Services Revenue

The Company previously reported Revenue in the aggregate on the face of the income statement. The Company has restated the revenue amounts so that Product Revenue and Services Revenue are presented separately, consistent with the criteria set forth in 5-03(b) of Regulation S-X.

b  -   Restatement of aggregate Cost of Sales into Product Cost of Sales and Services Cost of Sales

The Company previously reported Cost of Sales in the aggregate on the face of the income statement. The Company has restated the Cost of Sales amounts so that Product Cost of Sales and Services Cost of Sales are presented separately, consistent with the criteria set forth in 5-03(b) of Regulation S-X.

c  -    Restatement of warranty expense, warranty liability and revenue associated with non-separately priced warranties

For 2004, the restatement resulted in a decrease in Revenue of $365,000 and a decrease in Cost of Sales of $365,000. The restatement also increased Deferred Revenue by $365,000 and decreased Other Current Liabilities by $365,000.

For 2003, the restatement resulted in an increase in Revenue of $464,000 and an increase in Cost of Sales of $464,000. The restatement also decreased Deferred Revenue by $1,787,000 and increased Other Current Liabilities by $1,787,000.

d  -   Reclassification of litigation settlement

For 2003, the Company reclassified a litigation settlement of $1,071,000 previously credited on its books from Cost of Sales to Selling, General and Administrative Expense, consistent with the criteria set forth in 5-03(b) of Regulation S-X.

e  -   Reclassification of write-down of 2003 Enterworks Process Exchange™ software license agreement

For 2003, the Company reclassified $902,000 from Losses from Affiliates to Cost of Sales as a result of the write-down of the carrying value of software purchased under the original equipment manufacturer software license agreement.

f  -   Reclassification of write-down of investment in Enterworks International

For 2003, the Company reclassified $500,000 from Losses from Affiliates to Selling, General and Administrative Expense as a result of the write-down of the Company’s investment in Enterworks International.

g  -   Reclassification of allocated indirect expenses

For 2003, the Company reclassified $528,000 from Selling, General and Administrative Expense to Cost of Sales as a result of reallocating certain 2003 indirect expenses consistent with the 2004 implementation of a new accounting system.

h  -   Reclassification of Enterworks Process Exchange™ software

For 2003, the Company reclassified the Enterworks Process Exchange™ software balance of $100,000 from Property and Equipment to Other Assets.

For 2004, the Company reclassified the Enterworks Process Exchange™ software balance (net of accumulated amortization) of $800,000 from Property and Equipment to Other Assets.

Accounting Changes

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP FAS 150-3 which deferred certain areas of FAS 150 including the measurement provisions of mandatorily redeemable preferred stock. Accordingly, the Company has continued to accrue dividends on the preferred stock, but was required to reclassify its preferred stock as a liability in accordance with the standard. Also, dividends are now required to be reported as a component of interest expense.

Note 2. Investment in Enterworks

Enterworks, Inc.

As of December 31, 2005, the Company owns 671,968 shares of common stock of Enterworks, Inc. (“Enterworks”), 729,731 shares of Series A-1 Preferred Stock and 1,793,903 shares of Series B-1 Preferred Stock, subsequent to Enterworks’ recapitalization which occurred on October 14, 2005. This equates to a fully diluted ownership percentage of 19.4%. Prior to the recapitalization, the Company owned 17,153,059 shares of Enterworks common stock, 1,785,714 shares of Series B Convertible Preferred Stock and held warrants to purchase 6,374,997 underlying common stock shares. This equates to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks as prescribed by APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

All notes receivable from Enterworks previously owned by the Company totaling $4.0 million were converted into 215,500 shares of Enterworks’ common stock and 729,731 shares of Series A-1 Preferred Stock as a result of the Enterworks recapitalization mentioned aboved. Approximately $3.3 million of such notes were received in exchange for rent and professional services performed by the Company pursuant to a lease and an inter-company services agreement. In accordance with APB 18 and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company reduced the carrying amounts of the notes to zero during 2004 and 2003, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes. All of such notes issued to the Company in 2003 and 2002 include a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks bankruptcy protection. The remaining $.7 million was acquired as a result of a purchase agreement with a third-party in August 2005, whereby the Company acquired 1,785,714 shares of Enterworks Series B Convertible Preferred Stock, 1,875,000 warrants to purchase Enterworks common stock, and $.7 million of Enterworks Demand 10% Convertible Promissory Notes.

Enterworks’ losses for 2005 amounted to approximately $2.3 million, and in accordance with APB 18 and based on the 20.3% voting interest ownership percentage, the Company’s recorded $468,000 of equity losses from Enterworks as losses from affiliate. Additionally, the Company further evaluated its Enterworks investment in accordance with SFAS 142 and recorded an impairment loss in the amount of $125,000, reducing its investment in Enterworks to approximately $92,000.

On April 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of a small content publishing company. In consideration for this purchase, Enterworks issued approximately 8.1 million shares of its common stock to the acquired company’s stockholders. As of April 30, 2006, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 12.6%.

In December 2003, the Company entered into a two-year Original Equipment Manufacturer (OEM) software license agreement (“SLA”) with Enterworks that, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (EPX) software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. In December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, in exchange for a one-time fixed fee of $300,000, Enterworks provides the Company with maintenance and OEM technical product support for two years, commencing in January of 2005; and for $15,000 per month thereafter. The one-time fixed fee is being amortized over two years.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), and has reflected this asset on the balance sheet in “Other Assets”.

In May 2006, the Company and Enterworks amended their agreement for services and sublease (“Agreement for Services and Sublease”) effective as of January 1, 2006. Pursuant to the agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for an aggregate amount of $210,000 per year, payable in 12 equal installments of $17,500 per month.

Pursuant to its terms, upon execution of the Agreement for Services and Sublease, the equivalent of five monthly payments, or $87,500, for the period from January 1, 2006 through May 31, 2006, became due to Telos from Enterworks. Under the terms of the Agreement for Services and Sublease, Enterworks must bring the arrearage current by June 30, 2006.

Enterworks International, Inc.

In December 2003, the Company purchased a 50% interest in Enterworks International(“EI”), which at the time of the transaction was a wholly-owned subsidiary of Enterworks, for $500,000. Pursuant to the terms of the stock purchase agreement and the stockholder agreement (“Agreement”) setting forth the transaction, the Company agreed to fund up to 50% of EI’s 2004 operating costs for an amount not to exceed $300,000 in 2004 (and certain direct expenses that amounted to $89,000 in 2004), and 50% of such operating costs and certain expenses thereafter. Such costs incurred and recorded amounted to approximately $607,000 for 2005. Beginning in 2004, such costs have been consolidated with the Company’s results of operations.

Pursuant to the Agreement, the Company and Enterworks are required to fund the operations of EI according to a funding schedule set forth in the Agreement. For calendar year 2005, Enterworks has been unable to fund its proportionate share of the scheduled funding, which amounted to $664,000 as of October 14, 2005, and as such the $664,000 was funded and expensed by the Company. However, as a result of Enterworks’ recapitalization effort, the $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock and was recorded as an investment in Enterworks. However, as discussed above, amounts capitalized for this investment were evaluated for impairment and adjusted accordingly.

As a result of additional funding by the Company late in the year, the Company funded an additional $58,000 for EI on behalf of Enterworks. In 2006 Enterworks has been unable to fund its proportionate share of the scheduled funding, which amounted to $245,000 as of March 17, 2006. Consistent with subsection 3.4(d) of the Agreement, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Enterworks International, Inc. The Agreement also provides for a cure period for the defaulting party, which has been waived. On May 19, 2006, the Company provided notice to Enterworks of its default and, pursuant to the waiver of the cure period by Enterworks, exercised its rights under the Agreement to transfer the calculated ownership percentage to the Company. The amount of the default set forth in the notice was approximately $303,000. Subsequent to the exercise, the Company now owns 80% of Enterworks International.

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

As additional consideration for the sale of the membership units, the Company and TelosOK LLC committed to certain “non-compete” and “non-solicitation” agreements between the two parties. The “non-solicitation” commitment provided for a sole exception relating to the employment by TelosOK LLC of the former President, CEO and Director of the Company. At the effective date of closing, all Telos Corporation employees serving as officers of TelosOK LLC resigned their positions in TelosOK LLC.

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

Note 4. Sale of Telos Corporation (California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation (California) (“TCC”) to L-3 for a purchase price of approximately $20 million which included: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account, $1.0 million of which was released and paid in October 2003 and the remaining $1.0 million was released and paid in February 2005. During the 30-month period after July 19, 2002, the escrow amount may be subject to a reduction if any claims for indemnification by L-3 arise that are finally determined in favor of L-3 per the terms and conditions of the mutually agreed upon dispute resolution process; and 3) approximately $2.7 million held back as deposits for liabilities relating to the leased Ashburn facility in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million of such hold-back was released and paid in August 2002, $0.8 million paid in August 2004 with the remaining $0.8 million scheduled to be released in August 2007. The resulting gain of $10.9 million included the write-off of $2.5 million of goodwill previously recorded for TCC.

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

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government, and state and local governments accounted for 95.8%, 96.9% and 95.6% of consolidated revenue in 2005, 2004, and 2003, respectively. Total consolidated revenue derived from the U.S. Government for 2005 includes 86.9% of revenue from contracts with the Department of Defense agencies, and 8.9% of revenue from Federal Civilian Agencies. As the Company’s primary customer base includes agencies of the U.S. Government, the Company has a concentration of credit risk associated with its accounts receivable. While the Company acknowledges the potentially material and adverse risk of such a significant concentration of credit risk, the Company’s past experience of collecting substantially all of such receivables provide it with an informed basis that any such risk is manageable. The Company performs ongoing credit evaluations of all of its customers and generally does not require collateral or other guarantee from its customers. The Company maintains allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2005	2004
Billed accounts receivable	$20,127	$26,661
Amounts currently billable and other	5,279	5,551
Allowance for doubtful accounts	(493)	(540)

	$24,913	$31,672

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses	Deductions (1)	Balance End of Year
Year ended December 31, 2005	$540	$—	$(47)	$493
Year ended December 31, 2004	$487	$54	$(1)	$540
Year ended December 31, 2003	$381	$173	$(67)	$487

(1)	Accounts receivable written-off, allowance reversals and recoveries, net

Note 6. Debt Obligations

Senior Revolving Credit Facility

On October 21, 2002, the Company entered into a $22.5 million Senior Revolving Credit Facility (“Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. In April 2005, the Facility was renewed to include amended terms, primarily a revolving line limit of $15 million and an interest rate of Wells Fargo “prime rate” plus 1%, and extended to mature on October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based upon the LIBOR Rate, plus 4%. The Company has not exercised this option to date. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

In October 2002, the Company paid an origination fee of $225,000 at the date of closing. Interest on the Facility was charged at 1.25% over the Wells Fargo “prime rate” (as of December 31, 2004 the Wells Fargo “prime rate” was 5.25%), or 5.75%, whichever is higher. Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of December 31, 2005 the Wells Fargo “prime rate” was 7.25%). The effective weighted average interest rate (including various fees charged pursuant to the Facility agreement) on the outstanding borrowings under the Facility was 9.46% for 2005, compared with 9.14% for 2004 and 11.47% for 2003.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also required the Company to meet certain financial covenants, including tangible net worth and operating earnings. Since the Facility’s inception, certain financial covenants have been amended and restated to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement.

At December 31, 2005 and March 31, 2006, the Company was not in compliance with certain of its covenants pursuant to the Facility. Due to the late filing of the 2005 Form 10-K, the Company has not provided audited annual financial statements to the bank within the required 90-day period. In addition, certain cash flow covenants were not achieved. Accordingly, the Company has obtained waivers for any such covenant violations and the Company and Wells Fargo Foothill have agreed upon modified cash flow covenants to more accurately reflect the Company’s future performance based upon revised projections. In addition, as of May 22, 2006, the Company and Wells Fargo Foothill have amended the Facility, to temporarily provide for a four-month over-advance in the amount of $3.0 million, the available balance of which declines over the term. Such over-advance is subject to certain additional covenants and reporting requirements, including a minimum sales requirement.

At December 31, 2005, the Company had outstanding borrowings of $12.2 million and unused borrowing availability of $3.3 million on the Facility. As of December 31, 2005, the interest rate on the Facility was 8.25%.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes is October 31, 2008 with interest rates ranging from 14% to 17%, and payable quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option. However, the Notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At December 31, 2005, if such a qualifying triggering event were to occur, the cumulative prepayment premium would be approximately $14.6 million.

The Company retired $3 million of the Series B Notes in October 2002 upon the initial funding of the Facility. In consideration for such requested payment, the note holders waived the prepayment penalty on such Notes, which were due May 2003.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at December 31, 2005 and 2004.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179[1]
Senior Credit Facility	2008	$12,159[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to October 31, 2008.

[2]	Balance due represents balance as of December 31, 2005, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock are the legal availability of funds, pursuant to Maryland law. Accordingly the Company is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2005, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At December 31, 2005 and 2004 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred stock totaled $5.6 and $5.2 million, respectively.

During 2005, 2004, and 2003 the Company accrued senior redeemable preferred stock dividends of $424,000 in each year, of which $424,000, $424,000 and $213,000 were reported as interest expense in those respective years. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ equity deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Accretion for the years ended December 31, 2005 and 2004 was $1.8 million and $2.2 million, respectively, which were reported as interest expense in those respective years. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2005 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of December 31, 2005 and 2004.

The Company had previously classified the entirety of its obligation to redeem the Public Preferred Stock as a noncurrent obligation. As stated above, the terms of the Public Preferred Stock provide for a scheduled redemption of the Public Preferred Stock in five annual tranches beginning on December 1, 2005 and concluding on December 1, 2009. However this scheduled redemption is, by the terms of the Public Preferred Stock, subject to the legal availability of funds, any contractual restrictions then binding on the Company (including restrictions under any agreements regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company) and applicable state law. For the reasons set out below, the Company concludes that it correctly classified the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation, but that the specific previously stated basis for such conclusion was incorrect. The Company will therefore continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation.

The previously stated basis, as noted above, of the Company’s classification of the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation was incorrect, in that the Company believed that it had the ability to exchange the Public Preferred Stock for indebtedness that would not become due for payment until 2009. Such incorrect basis failed to take account of the mandatory redemption requirements of the indebtedness for which the Company could exchange the Public Preferred Stock. The Company believed that it had the ability to exchange the Public Preferred Stock on a long-term basis under Article Five, Section C5 of the Company’s Articles of Amendment and Restatement, which permits the Company to exchange the Public Preferred Stock for a 12% Junior Subordinated Debentures Due 2009, and believed that the indebtedness from this refinancing would not become payable until 2009, and would therefore not be subject to any earlier amortization. In fact, the 12% Junior Subordinated Debentures Due 2009 has a mandatory amortization schedule requiring that five payments be made, starting in December 2005 and annually thereafter. The first redemption payment due in December 2005 would thus, if the Company entered into such an exchange, be a short-term liability which would, for the reasons set out below, not be permitted by the Facility with Wells Fargo Foothill.

The Company and certain of its subsidiaries are parties to the Facility agreement with Wells Fargo Foothill, whose term expires on October 21, 2008. Under the Facility, the Company agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, it would not make any distribution or declare or pay any dividends (other than common stock) on its stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. The Company continues to actively rely upon the Facility and expects to continue to do so until the Facility agreement expires on October 21, 2008.

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2005. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor”.

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

Paragraph 5 of FASB 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable”

If, pursuant to the terms of the Public Preferred Stock, the Company does not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require the Company to discharge its obligation to redeem the Public Preferred Stock as soon as the Company is capable and permitted to do so.

On any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company. As disclosed above, the Company considered this exchange in evaluating the classification of the Public Preferred Stock as of December 31, 2004 and, subsequently, concluded that, for the reasons stated above, it did not have the ability to affect such an exchange.

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $40.1 million as of December 31, 2005. During 2005, 2004, and 2003 the Company accrued preferred stock dividends of $3.8 million each year, of these amounts, $3.8 million, $3.8 million, and $1.9 were reported as interest expense in those respective years. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ accumulate deficit.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, the preferred dividend accrued in the amount of $4.2 million was recorded as interest expense during 2005. The aggregate fair value of the public preferred stock at December 31, 2005 was $39.8 million.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued cash dividends on the outstanding shares of the Public Preferred Stock for this time period, the total amount accrued would have been $13.4 million. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.4 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to its Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The objective of the Company is, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded, in consequence of the commencement of this process by Jefferies Quarterdeck and the ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $13.4 million. The objective of the Company to utilize the proceeds of this strategic process with respect to its Xacta subsidiary to partially or completely recapitalize its balance sheet therefore is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company is therefore changing the accrual from $4.0 million to $13.4 million, the result of which will be to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.4 million, by recording an additional $9.4 million charge to interest expense for the second quarter of 2006, resulting in a balance of $81.7 million (pro forma as of March 31, 2006) for the principal amount and all accrued dividends on the Public Preferred Stock. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 8. Stockholders’ Equity, Warrants, Option Plan, and Employee Benefit Plan

Common Stock

The relative rights, preferences, and limitations of the Class A common stock and the Class B common stock are in all respects identical. The holders of the common stock have one vote for each share of common stock held. Subject to the priority rights of the Public Preferred Stock and any series of the Senior Preferred Stock, holders of Class A and the Class B common stock are entitled to receive such dividends as may be declared.

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

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company’s Class A common stock are available for issuance under options to key employees, including officers and directors. The options have a life of 10 years from the date of grant. The option price determined by the Board of Directors was not less than the estimated fair value at the date of the grant and the options generally vest over a four-year period. The 1990 Stock Option Plan expired in 2000, with 923,000 remaining unissued options canceled.

1993 Option Plan

In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company’s Class A common stock from the Company at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati’s agreement was canceled in 1996 and the shares now available will be administered under the same terms as the 1996 Stock Option Plan. These options have a life of 10 years from the date of grant. The 1993 Option Plan expired in 2003.

1996 Stock Option Plan

The 1996 Stock Option Plan allows for the award of up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time and certain key events occurring including an initial public offering or a change in control. Vesting for options granted to employees is based upon the passage of time, generally four years. The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan. The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled.

Telos Delaware Stock Incentive Plan

During the third quarter of 2000, the Board of Directors of the Company approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain key executives and employees of the Company are eligible to receive stock options under the plan. Under the plan, the Company may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair market value on the date of grant. All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors.

Xacta Stock Incentive Plan

In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates. The options may be awarded as incentive or non-qualified, have a term of ten years, and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option.

A summary of the status of the Company’s stock options for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2005 Stock Option Activity
Outstanding at beginning of year	12,064	$1.17
Granted	60	0.69
Exercised	—	—
Canceled	(248)	1.26

Outstanding at end of year	11,876	$1.19

2004 Stock Option Activity
Outstanding at beginning of year	7,711	$1.47
Granted	4,468	0.68
Exercised	—	—
Canceled	(115)	2.02

Outstanding at end of year	12,064	$1.17

2003 Stock Option Activity
Outstanding at beginning of year	9,712	$1.48
Granted	—	—
Exercised	—	—
Canceled	(2,001)	1.71

Outstanding at end of year	7,711	$1.47

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Average Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – 1.00	8,448	4.1 years	$0.78	5,844	$0.78
$1.00 – 2.00	2,224	3.3 years	$1.16	2,218	$1.16
$3.85 – 4.00	1,204	4.6 years	$3.85	1,198	$3.85

Telos Shared Savings Plan

The Company sponsors a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Company has 3,658,536 shares of Telos Class A common stock in the plan representing 17.3% of the class. Since no public market exists for Telos Class A common stock, the Trustees of the plan obtain an annual evaluation from a third-party investment company. The Plan’s trustees price the stock at the exact midpoint of the range defined by the third-party investment company. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. Total Company contributions to this Plan for 2005, 2004, and 2003 were $594,000, $458,000, and $516,000 respectively.

Note 9. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from continuing operations includes the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Current provision
Federal	$—	$52	$—
State	9	7	10

Total current	9	59	10

Deferred provision
Federal	—	—	11,091
State	—	—	386

Total deferred	—	—	11,477

Total provision	$9	$59	$11,487

The provision (benefit) for income taxes related to continuing operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2005	2004	2003
Computed expected income tax provision (benefit)	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	(1.8)	2.6	14.0
Change in valuation allowance for deferred tax assets	18.3	(46.4)	529.3
Meals and entertainment	1.2	3.6	2.6
Dividend and accretion on preferred stock	14.9	75.5	59.5
Other	1.5	0.7	(2.0)

	0.1%	2.0%	637.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$139	$179
Allowance for inventory obsolescence and amortization	132	117
Accrued liabilities not currently deductible	1,197	2,979
Accrued compensation	765	2,002
Property and equipment, principally due to differences in depreciation methods	500	474
Net operating loss carryforwards	7,274	2,022
Alternative minimum tax credit carry forward	404	438

Total gross deferred tax assets	10,411	8,211
Less valuation allowance	(10,136)	(7,687)

Net deferred tax assets	275	524

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(275)	(524)

Total deferred tax liabilities	(275)	(524)

Net deferred tax assets	$—	$—

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions Charged to Expenses	Deductions	Balance End of Period
December 31, 2005	$7,687	$2,449	$—	$10,136
December 31, 2004	$9,730	$—	$2,043	$7,687
December 31, 2003	$193	$9,537	$—	$9,730

In accordance with SFAS 109, “Accounting for Income Taxes,” a full valuation allowance has been provided at December 31, 2005, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized in the near term.

At December 31, 2005, for federal income tax purposes there were approximately $18.9 million net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in 2024. Additionally, approximately $18.5 million of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in 2024. In addition, the Company has $404,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005 (in thousands):

	Property	Equipment	Total
2006	$1,793	$110	$1,903
2007	1,793	85	1,878
2008	1,793	29	1,822
2009	1,793	29	1,822
2010	1,793	29	1,822
Remainder	9,416	—	9,416

Total minimum obligations	18,381	282	18,663
Less amounts representing interest	(8,773)	(115)	(8,888)

Net present value of minimum obligations	9,608	167	9,775
Less current portion	(445)	(91)	(536)

Long-term capital lease obligations at December 31, 2004	$9,163	$76	$9,239

Accumulated amortization for property and equipment under capital leases at December 31, 2005 and 2004 is $7.3 million and $6.6 million, respectively. Future minimum lease payments for all noncancelable operating leases at December 31, 2005 are as follows (in thousands):

2006	$527
2007	532
2008	488
2009	397
2010	339
Remainder	85

Total minimum lease payments	$2,368

Net rent expense charged to operations for 2005, 2004, and 2003, totaled $535,000, $536,000, and $516,000, respectively.

Legal

The Company is a party to the litigation set forth below.

SecureInfo

On May 6, 2005, SecureInfo Corporation (SecureInfo) filed suit in the U.S. District Court for the Eastern District of Virginia against Telos Corporation, its subsidiary Xacta Corporation, and a Vice President of Xacta, alleging, among other things, copyright infringement and theft of trade secrets. On May 12, 2005, SecureInfo and Telos voluntarily agreed to enter into a temporary restraining order, including a specific denial by Telos of any liability and by which Telos agreed that it would not access SecureInfo’s software. On May 26, 2005, Telos, Xacta, and the Vice President filed a motion to dismiss SecureInfo’s complaint. On June 16, 2005, SecureInfo amended its complaint, adding additional claims and, as additional defendants, Telos’ Chief Executive Officer and Chief Technology Officer, as well as an independent consultant. SecureInfo’s amended complaint asserted a variety of statutory and other claims against Telos for relief, including copyright infringement; violations of the federal Computer Fraud and Abuse Act and federal Racketeer Influenced Corrupt Organization Act; violations of the Virginia Computer Crimes Act and the Virginia Uniform Trade Secrets Act; conspiracy to obtain trade secrets; tortuous interference with contract; combining to injure SecureInfo; trespass to chattels; and detinue. SecureInfo also renewed its motion for preliminary injunction. On July 14, 2005, Telos filed a motion to dismiss all counts in the amended complaint.

On September 9, 2005 the U.S. District Court for the Eastern District of Virginia granted Telos’ motion to dismiss by dismissing 10 of the 13 counts in the amended complaint: Counts I, II and III (Computer Fraud and Abuse Act), V (fraud and deceit), VI (conspiracy to fraudulently obtain trade secrets by deceit and tortuous interference with contract), VII (common law tortuous interference with contract), VIII (Racketeer Influenced Corrupt Organization Act – RICO), IX (combination to injure Plaintiff’s reputation, trade, or business), X (Virginia Computer Crimes Act), and XII (common law trespass to chattels). Accordingly, all counts against John B. Wood, Chairman and CEO of Telos Corporation were dismissed and substantially all of the counts were dismissed against the other individual officers.

On September 21, 2005, SecureInfo withdrew its motion for a preliminary injunction.

On November 4, 2005, the magistrate judge denied SecureInfo’s request to amend its complaint for a second time. On November 7, 2005, Telos Corporation, its subsidiary Xacta Corporation, and certain named individual officers, filed an answer to the amended complaint including a patent infringement counterclaim against SecureInfo.

As previously reported in the Form 8-K on March 27, 2006 on the current status of litigation with SecureInfo Corporation (see Item 8.01 Other Events), the Company has entered into a settlement agreement with SecureInfo in which all parties dismissed, with prejudice, all pending claims, including the patent infringement counterclaim. As part of the settlement agreement, Telos agreed to not pursue legal action for patent infringement against SecureInfo for a period of three years from the date of the agreement. In addition, the parties have entered into various business arrangements including software licensing agreements, an OEM agreement and a reseller agreement. A joint stipulation of dismissal was filed on March 22, 2006 with the United States District Court for the Eastern District of Virginia.

Costa Brava

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

Costa Brava is seeking the following relief: (I) that the officers and directors who are named in the Complaint be deemed to be involuntary trustees of certain bonus amounts received by them from the Company, and that any proceeds from those bonuses be held in constructive trust for the Company with the duty to return them to the Company; (II) an injunction enjoining the Company from making future bonus payments and further grants of stock options in the Company and its wholly-owned subsidiaries to any officers and directors unless and until dividend arrearages on the Public Preferred Stock are satisfied in full, and an injunction enjoining any officers and directors who have already received grants of stock options in the Company’s wholly-owned subsidiaries from exercising those options unless and until dividend arrearages on the Public Preferred Stock are satisfied in full; and (III) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business, as necessary and proper to preserve them, and to take such actions as are necessary to remedy and/or prevent the fraudulent conveyances complained of in the Complaint. In the alternative, Costa Brava is seeking (IV) appointment of a receiver for the Company to take charge of the Company’s assets and operate the business; and (V) judicial dissolution of the Company and appointment of a temporary receiver to take charge of the Company’s assets and operate the business. Costa Brava also seeks damages from the officers and directors of the Company.

On December 22, 2005, the Company’s Board of Directors established a Special Litigation Committee comprised of independent directors to review and evaluate the matters raised in the derivative suit filed against the Company by Costa Brava relating to the Company’s Public Preferred Stock. The Special Litigation Committee is investigating, reviewing, and analyzing the allegations made in the derivative suit with respect to certain of the Company’s directors and officers, and making a determination for the Company as to what action the Company should take in connection with those matters, including whether or not to institute litigation against those directors and officers. The members of the Special Litigation Committee are Thomas L. Owsley and Bruce J. Stewart.

On January 9, 2006, the Company filed a motion to dismiss the Complaint or, in the alternative, to stay the action until the Special Litigation Committee had sufficient time to properly investigate and respond to Costa Brava’s demands. On the same day, the Company officers and directors each filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim. The oral arguments were heard on February 28, 2006 before Judge Albert J. Matricciani, Jr.

On March 30, 2006, the court granted the Company’s motions in part and denied them in part. The motion to dismiss filed by the directors was granted with respect to Director Stewart, but denied in all other parts. The motion to dismiss filed by the officers was denied. In the motion filed by the Company, the motion to dismiss was granted with respect to Costa Brava’s demand for an appointment of a receiver to take charge of the Company’s assets and operate the business. In addition, the court granted the motion to dismiss the specific counts of the Complaint with respect to any derivative claims based on transactions or events that occurred prior to January 25, 2005, but denied the motion with respect to the derivative claims based on transactions or events that occurred on or after January 25, 2005. The judge also denied the alternative request for a stay.

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene as a matter of right, and in the alternative at the discretion of the court. On February 23, 2006 Telos filed a motion to stay the intervention proceedings pending resolution of its motion to dismiss. The judge issued the order to stay on February 27. Telos opposed Wynnefield’s motion to intervene at a hearing on May 12. On May 16, 2006 the court issued an order denying Wynnefield’s motion to intervene as a matter of right, but granted the motion on permissive grounds since Wynnefield is similarly situated with Costa Brava although their interests are not identical.

The Company’s answer to the complaint was filed on April 28, 2006. A status conference is currently scheduled for May 22, 2006 to discuss scheduling of discovery and related case management issues.

At this early stage of the litigation in which the jurisdiction and the parties have just been established, it is impossible to reasonably determine the degree of probability related to Costa Brava’s success in any of its assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Costa Brava claims, will vigorously defend the matter, and oppose the relief sought. Other Litigation

Other Litigation

In addition, the Company is a party to litigation arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Warranties

The Company provides product warranties for products sold through certain U.S. Government contract vehicles. The Company accrues a warranty liability at the time that it recognizes revenue for the estimated costs that may be incurred in connection with providing warranty coverage. Warranties are valued using historical warranty usage trends , however, if actual product failure rates or service delivery costs differ from estimates, revisions to the estimated warranty liability may be required.

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
Year Ended December 31, 2005	$1,423	$1,195	$(991)	$1,627
Year Ended December 31, 2004 (restated)	$1,787	$376	$(740)	$1,423
Year Ended December 31, 2003 (restated)	$1,323	$1,118	$(654)	$1,787

Note 11. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. John R. C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $260,000 by the Company in 2005, 2004, and 2003 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

Mr. David S. Aldrich, former President and Chief Executive Officer of the Company, entered into an agreement with the Company whereby Mr. Aldrich served as an advisor to the Company from December 31, 2002 through March 31, 2005. In return, Mr. Aldrich was paid $350,000 per annum from January 1, 2003 through March 31, 2005. In December 2005, pursuant to a mutual release agreement with Mr. Aldrich to resolve a dispute concerning salary and medical benefits, the Company paid Mr. Aldrich $25,000.

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

Mr. Lorenzo Tellez, former Vice President, Treasurer, and Chief Financial Officer of the Company, entered into a settlement agreement with the Company to resolve a dispute on Mr. Tellez’s employment contract with the Company. The Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. The payment of salary and fringe benefits to Mr. Tellez’s amounted to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001. In March 2003, pursuant to the final settlement of arbitration proceedings, the Company paid Mr. Tellez a bonus of $96,000 and legal fees in the amount of $53,000.

Note 12. Reportable Operating Segments

At December 31, 2005, the Company’s operations are comprised of two operating segments, Managed Solutions1 (previously known as IT Solutions Group) and Xacta. Descriptions for each of these operating segments are as follows:

Managed Solutions: Develops, markets and sells integration services that address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions that consist of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. For 2005, Managed Solutions generated revenue of $58.2 million, which represents an increase of 82.4% over 2004.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government, financial institutions and other large commercial organizations, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Identity Management solutions1 (formerly known as Enterprise Credentialing solutions), Information Security Consulting services and IT Security Management software solutions. For 2005, Xacta generated revenue of $84.3 million which represents a decrease of 1% over 2004.

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

[1]	Name change was for marketing and public relations reasons and represented no organizational or operational changes

	Managed Solutions and Other Services	Xacta	Other (1)	Total
2005
External revenues	$58,246	$84,349	$—	$142,595
Gross margin	4,411	19,645	—	24,056
Segment loss (2)	(3,233)	(2,526)	(104)	(5,863)
Total assets	13,673	18,088	10,101	41,862
Capital expenditures	21	414	954	1,389
Depreciation and amortization (3)	287	610	1,054	1,951
2004
External revenues	$31,496	$84,844	$—	$116,340
Gross margin	3,624	24,993	—	28,617
Segment (loss) profit (2)	(2,299)	8,243	—	5,944
Total assets	14,724	33,710	10,083	58,517
Capital expenditures	2	280	874	1,156
Depreciation and amortization (3)	218	237	963	1,418
2003
External revenues	$41,233	$47,674	$—	$88,907
Gross margin	2,068	12,515	—	14,583
Segment (loss) profit (2)	(2,604)	(243)	(500)	(3,347)
Total assets	10,121	12,431	11,059	33,611
Capital expenditures	62	59	114	235
Depreciation and amortization (3)	329	254	1,004	1,587

(1)	Corporate assets are property and equipment, cash and other assets.

(2)	Segment profit (loss) represents operating income (loss).

(3)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.

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

Revenue by Major Market and Significant Customers

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2005		2004		2003
	(amount in thousands)
Department of Defense	$123,905	86.9%	$98,019	84.3%	$69,967	78.6%
Federal Civilian	12,747	8.9%	14,704	12.6%	15,055	17.0%
Commercial	5,943	4.2%	3,617	3.1%	3,885	4.4%

Total	$142,595	100.0%	$116,340	100.0%	$88,907	100.0%

Note 13. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands). Certain reclassifications have been made to prior quarter financial data to conform to the presentation used in the December 31, 2005 consolidated financial statements.

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2005
Sales	$34,962	$24,574	$40,568	$42,491
Gross profit	7,506	4,762	7,197	4,591
Loss from continuing operations	(1,629)	(5,321)	(1,880)	(6,230)
Net loss	(629)	(5,321)	(1,880)	(6,230)
2004
Sales	$26,787	$22,478	$31,710	$35,365
Gross profit	5,459	4,054	11,335	7,769
(Loss) income from continuing operations	(1,427)	(2,509)	1,532	(549)
Net (loss) income	(1,427)	(2,509)	1,532	(549)

Note 14. Contingencies Subsequent Events

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 6, the Company has obtained waivers and less restrictive cash flow covenants with respect to its Senior Revolving Credit Facility. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants. Also, as more fully described in Note 7, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of its Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction. The Company also believes the cash generated from operations will be sufficient to satisfy its currently budgeted capital expenditure and debt service requirements through December 31, 2006.

As noted in Note 7 – Redeemable Preferred Stock, on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for the period 1992 through June 1995 changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company is therefore changing the accrual from $4.0 million to $13.4 million, the result of which will be to increase the Company’s negative shareholder equity by the difference between those two amount, $9.4 million, by recording an additional $9.4 million charge to interest expense for the second quarter of 2006, resulting in a balance of $81.7 million (pro forma as of March 31, 2006) for the principal amount and all accrued dividends on the Public Preferred Stock. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The pro forma consolidated balance sheet as of March 31, 2006 and consolidated statement of operations for the period then ended are as follows:

	Unaudited March 31, 2006 Balances	Pro Forma Adjustments	Pro Forma Unaudited March 31, 2006 Balances
Consolidated Balance Sheet
Current assets	24,274	—	24,274
Property and equipment, net	9,237	—	9,237
Other assets	1,381	—	1,381
Current liabilities	37,398	—	37,398
Public preferred stock	72,307	9,428	81,735
Retained earnings	(105,241)	(9,428)	(114,669)

	Unaudited March 31, 2006 Balances	Pro Forma Adjustments	Pro Forma Unaudited March 31, 2006 Balances
Consolidated Statement of Operations
Revenue	24,504	—	24,504
Operating loss	(5,855)	—	(5,855)
Interest expense	2,115	9,428	11,543
Loss before income taxes	(7,960)	(9,428)	(17,388)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Control and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act), as of December 31, 2005, and concluded that those disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934.(a) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) is accumulated and communicated to the Company’s management including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding timely disclosures.

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

John B. Wood, President, Chief Executive Officer, Chairman of the Board and Director

Mr. Wood (age 42) joined the Company in 1992 as Executive Vice President and Chief Operating Officer (“COO”) and in 1994 was named President and Chief Executive Officer (“CEO”). In March 2000 he was appointed to the newly created position of Executive Chairman of the Board which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January of 2003, Mr. Wood resumed the positions of President and CEO. Mr. Wood has also served as Chairman and CEO of Enterworks, an affiliated company, since January 1996. Prior to joining the Company, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on two private company boards and two foundation boards.

Geoffrey B. Baker, Class D Director

Mr. Baker (age 56) was appointed to the Company’s Board of Directors as a Class D Director in November 2001. Mr. Baker is a private investor and since 1983 has been a partner in Baker & Donaldson, a private investment firm, as well as serving on various corporate and civic boards. A graduate of Stanford University and Georgetown University Law Center, Mr. Baker previously served as Legislative Director to U.S. Senator Lowell P. Weicker, Jr., and as Professional Staff Member on the U.S. Senate Committee on Commerce, Science and Transportation.

David Borland, Director

Mr. Borland (age 58) was elected to the Board of Directors in March 2004 after retiring as Deputy Chief Information Officer (“CIO”) of the U.S. Army with more than 30 years of experience in the U.S. Government. Mr. Borland’s career Army experience also includes serving as Vice Director of Information Systems for Command, Control, Communications, and Computers (DISC4); Director of the Information Systems Selection and Acquisition Agency (ISSAA); and numerous other positions. From 1966 through 1970, Mr. Borland served in the U.S. Air Force. Mr. Borland has received numerous awards, including the Meritorious Presidential Rank Award for Senior Executive Service Members (1996) and the Distinguished Presidential Rank Award (2000). He has been named Federal Computer Week Fed 100 four times and Government Computer News Department of Defense Executive of the Year in November 2000.

Norman P. Byers, Director

Mr. Byers (age 59) was elected to the Board of Directors in January 1994. Mr. Byers is the principal in Byers Consulting, a firm specializing in management and governance consulting, and direction of consent and proxy agreements between U.S. Government agencies and private companies. Mr. Byers has also served as a Special Compliance Officer for Loral Space and Communications Corporation, and Chairman of ETI Engineering Incorporated, Chantilly, Virginia, and Panalpina FMS Incorporated, Sterling, Virginia. From 1968 until his retirement in 1989, Mr. Byers served in a variety of operational and staff positions in the U.S. Air Force.

Dr. Fred Charles Iklé, Former Director

Dr. Iklé (age 81) resigned from the Board of Directors effective as of March 2006. He had served as a member of the Board since January 1994 and Chairman of the Board from January 1995 to March 2002.

Robert J. Marino, Director and Executive Vice President Special Projects

Mr. Marino (age 68) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. In January 1994, Mr. Marino was appointed to President of Telos Systems Integration, and in January 1998, he was appointed Chief Sales and Marketing Officer. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Marino was elected to the Board of Directors in June 2004 at which time he was also appointed Executive Vice President Special Projects and stepped down as Executive Vice President and Chief Sales and Marketing Officer.

Ambassador Langhorne A. Motley, Director

Ambassador Langhorne A. Motley (age 68) was elected to the Company’s Board of Directors in January 2003. Since 1985, Ambassador Motley has headed two successive international trade consulting firms that serve US companies in pursuing their international business goals. Additionally, Ambassador Motley has co-chaired the Department of State’s ambassadorial seminars and is a frequent lecturer for programs in the Department of State, Department of Defense, and other foreign affairs agencies. Ambassador Motley was previously the United States Ambassador to Brazil from 1981 until 1983 and the Assistant Secretary of State for Inter-American Affairs from 1983 to July of 1985. Ambassador Motley also serves on the Board of Directors of the United States-Brazil Business Council, Junior Achievement International, and the American Academy of Diplomacy.

Thomas L. Owsley, Director

Mr. Owsley (age 65) was elected to the Company’s Board of Directors in December 2005. He presently serves as a director of Mercantile Funds, Inc. and three of its affiliated closed-end hedge funds From 1982 to 2004, Mr. Owsley served in various positions, including that of President, Chief Executive Officer and Chief Operating Officer, as well as General Counsel and Corporate Secretary, of Crown Central Petroleum Corporation. From 1976 to 1982, Mr. Owsley was Assistant General Counsel of Martin Marietta Corporation. Prior to that, he served as Legislative Assistant to Senator Robert P. Griffin and as Attorney-Advisor to the U.S. Securities and Exchange Commission, and was an associate at two law firms. Mr. Owsley holds a J.D. from the University of North Carolina Law School, and an A.B. from Harvard College.

Malcolm M. B. Sterrett, Class D Director

Mr. Sterrett (age 63) is a private investor and was elected to the Company’s Board of Directors as a Class D Director in July 1998. From 1989 to 1993, he was a partner at the law firm of Pepper Hamilton & Scheetz in Washington, D.C. From 1988 to 1989, he served as General Counsel to the U.S. Department of Health and Human Services and from 1982 to 1988 he was a Commissioner on the U.S. Interstate Commerce Commission (“ICC”). Prior to his service with the ICC, he was Vice President and General Counsel to the United States Railway Association and served as Staff Director and Counsel to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Sterrett is also a member of the Board of Directors of Trans World Corporation.

Bruce J. Stewart, Director

Mr. Stewart, (age 41) was elected to the Company’s Board of Directors in October 2005. Mr. Stewart is currently a Vice President with Yahoo, Inc. focusing on strategic and business development activities for the Yahoo! Connected Life group. Until August 2005, Mr. Stewart was a Senior Vice President with America Online where he was most recently responsible for strategic and business development activities with AOL’s Access Group. Prior to joining AOL in early 2003, Mr. Stewart served as Executive Vice President and Managing Director of both Exodus Europe and Exodus Asia Pacific for Exodus Communications, Inc. and as Executive Vice President of International and Corporate Development for Globalcenter, Inc., a subsidiary of Global Crossing, Inc. From January 1993 to January 2000, Mr. Stewart served as Partner, Vice President, General Counsel and Executive Director of Communications with InterMedia Partners, and from early 1991 to January 1993 as legal counsel for Scholastic Productions, Inc. Mr. Stewart holds a J.D. from Case Western Reserve University Law School and is active in several industry and non-profit organizations.

Michael P. Flaherty, Executive Vice President, General Counsel and Chief Administrative Officer

Mr. Flaherty (age 61) was appointed Executive Vice President, General Counsel and Chief Administrative Officer (“CAO”) in January 2001. Prior to joining the Company, Mr. Flaherty previously was “of counsel” with the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and CEO of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee. Mr. Flaherty holds a B.A. from Boston University and a J.D. from the Columbus School of Law of Catholic University of America.

Lt. Gen. (ret.) John M. McDuffie, Former Executive Vice President and Chief Marketing Officer

Mr. McDuffie (age 57) resigned his position as Executive Vice President and Chief Marketing Officer effective as of the end of February 2006. He had joined the Company in July 2004.

Edward L. Williams, Executive Vice President and Chief Operating Officer

Mr. Williams (age 45) joined the Company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and Defense Contract Audit Agency (“DCAA”) compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of the Company’s operations. Mr. Williams was named Executive Vice President and COO in 2003 and Interim CFO in October 2003. He stepped down as Interim CFO of the Company in January 2005. Prior to joining the Company, Mr. Williams was the CFO for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a Bachelor of Science in Finance from the University of Maryland.

Richard P. Tracy, Senior Vice President and Chief Security Officer

Mr. Tracy (age 44) was appointed Chief Security Officer in February 2004. He joined the Company in October 1986 and held a number of management positions within the Company’s New Jersey operation. In February 1996, Mr. Tracy started the Company’s information security consulting practice. In February of 2000, Mr. Tracy was selected to manage Xacta Corporation’s operations and promoted to Senior Vice President and Chief Security Officer. He is identified as the chief inventor on all of Xacta’s patent applications.

Michele Nakazawa, Senior Vice President and Chief Financial Officer

Ms. Nakazawa (age 48) joined the Company in March 2004 as Vice President and Controller. In January 2005, Ms. Nakazawa was promoted to Senior Vice President and appointed to serve as CFO. Ms. Nakazawa has over 20 years experience in finance and accounting. Prior to joining the Company, she held various positions, including CFO of Ubizen, Inc., a U.S. subsidiary of a publicly-held Belgian company, from 1999 to 2003; Controller and Treasurer of National Security Analysts, Inc. from 1991 to 1997, and financial analyst for Federal Systems Division of IBM, Inc. from 1983 to 1990. Ms. Nakazawa is a Certified Public Accountant and holds a Masters of Science in Accounting from American University and a Bachelors of Arts in Chemistry from Goucher College.

Therese K. Hathaway, Vice President, Corporate Secretary and Corporate Counsel

Ms. Hathaway (age 51) joined the Company in 2001 as a Legal Consultant. In January 2002 she was appointed Corporate Counsel and in May 2003 assumed the additional position as Corporate Secretary. In January 2004 she was named Vice President. Prior to joining the Company, Ms. Hathaway funded and managed Hathaway Communications, specializing in legal translation services for law firms and government agencies, including the Justice Department. Ms. Hathaway has also served as Management Consultant to IDS Corporation, a private firm, and as Law Clerk to the International Trade Policy Counsel of General Electric Company. Ms. Hathaway holds a law degree from the University of Berne/Switzerland and a Master of Comparative Law from George Washington University.

Each of the directors and executive officers of the Company is a United States citizen.

Item 11.	Executive Compensation

The following table shows for the years ended December 31, 2005, 2004 and 2003, the cash compensation paid by the Company as well as certain other compensation paid or accrued for those years, to the chief executive officer and the four other most highly compensated executive officers of the Company in fiscal year 2005.

	Year	Annual Compensation				Long-Term Compensation				All Other Compen- sation (4)
						Awards			Payouts
Name and Principal Position		Salary		Bonus	Other Annual Compen- sation (3)	Restricted Stock Award(s)	Securities Under- Lying Options/ SARs (1)		LTIP Payouts
John B. Wood (Chairman, President and CEO)	2005	$350,002		$0	$13,200	—	—		—	$10,607
	2004	$350,002	(5)	$750,000	24,213	—	1,000,000	(2)	—	$10,729
	2003	$345,969	(5)	$380,000	—	—	—		—	$10,201
Michael P. Flaherty (Exec. V.P., General Counsel and CAO)	2005	$300,019		$0	$13,200	—	—		—	$13,775
	2004	$300,019		$410,000	21,470	—	450,000	(2)	—	$13,975
	2003	$300,019		$250,000	—	—	—		—	$12,725
Robert J. Marino (Exec. V. P., Special Projects)	2005	$227,094		$0	$13,200	—	—		—	$56,995
	2004	$227,094		$245,000	19,899	—	450,000	(2)	—	$14,135
	2003	$227,094		$239,659	—	—	—		—	$13,635
Edward L. Williams (Exec. V.P. and COO)	2005	$255,008		$0	$13,200	—	—		—	$7,245
	2004	$255,008		$420,000	20,580	—	450,000	(2)	—	$7,445
	2003	$227,136		$250,000	—	—	—		—	$6,938
John M. McDuffie (Exec. V. P. and Chief Marketing Officer)	2005	$250,000		$0	$13,200	—	—		—	$18,096
	2004	$111,742		$250,000	5,500	—	450,000	(2)	—	—
	2003	—		—	—	—	—		—	—

(1)	There are no restricted stock awards or payouts pursuant to long-term investment plans.

(2)	Options granted in 2004 are in Telos and Xacta common stock.

(3)	Other annual compensation represents car allowance in 2005 and 2004, and vacation cash-out and additional wages related to payroll cycle change from biweekly to bimonthly in 2004.

(4)	All other compensation represents Company contributions made on behalf of the executive officers to the Telos Shared Savings Plan, and life insurance premiums paid by the Company for the benefit of the executives.

(5)	The Company and its affiliate, Enterworks, Inc., have an agreement whereby Enterworks, Inc. reimbursed the Company for $65,000 for 2005, $80,000 for 2004, and $108,000 for 2003, of Mr. Wood’s annual salary.

Management Stock Options

The following table shows, as to the individuals named in the Summary Compensation table, the number of shares acquired during such period through the exercise of options, and the number of shares subject to and value of all unexercised options held as of December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs At FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs At FY-End (1) Exercisable/ Unexercisable
John B. Wood (Chairman, President and CEO)	—	—	3,595,990 / 582,000	$0 / $0
Michael P. Flaherty (Exec. V.P., General Counsel and CAO)	—	—	619,000 / 261,000	$0 / $0
Robert J. Marino (Exec. V. P., Special Projects)	—	—	1,178,900 / 261,000	$0 / $0
Edward L. Williams (Exec. V. P. and COO)	—	—	717,000 / 261,000	$0 / $0
John M. McDuffie (Exec. V. P. and Chief Marketing Officer)	—	—	163,000 / 287,000	$0 / $0

(1)	These aggregate values include values for exercisable options to purchase the Class A Common Stock of the Company, common stock of Xacta Corporation and Telos Delaware, Inc. The values are based upon an estimated fair market value at December 31, 2005 of $.62 per share for the Company’s Class A Common Stock and were derived from valuations performed by a third party firm for the trustees of the Telos Shared Savings Plan, a defined contribution employee savings plan in which substantially all full-time employees are eligible to participate.

Compensation of Directors

During the fiscal year ended December 31, 2005, outside directors and proxy holders Mr. Borland, Mr. Byers, Dr. Ikle, Ambassador Motley, and Mr. Stewart were paid $77,000, $39,000, $72,000, $77,000, and $9,000, respectively for their services as directors and proxy holders. Proxy holder services were paid pursuant to the 1994 proxy agreement among the Company, the Defense Security Service, and Mr. John R.C. Porter. The outside Class D directors, Mr. Sterrett and Mr. Baker, were paid $34,000 each.

Effective January 2005, the Board of Directors adopted a new structure for the annual compensation of the Board members which provides for the following: for non-employee directors, a basic fee of $6,250 per quarter and $1,250 for each Board meeting attended, for a maximum of four meetings per year; $1,250 per quarter for the chairman of the Audit Committee, Management Development and Compensation Committee, and the Proxy Board, respectively; $500 per quarter for each member of the Audit Committee, the Nominating and Corporate Governance Committee and the Management Development and Compensation Committee, respectively; $10,000 per quarter to each member of the Independent Committee while the committee remains in existence. The Board of Directors established the Special Litigation Committee on December 22, 2005, with fees of $20,000 per quarter, as Chairman, for Mr. Owsley and $15,000 per quarter for Mr. Stewart.

Employment Contracts

As of December 31, 2005, the Company was a party to agreements with certain of its executive officers. Mr. John Wood, President, CEO, Chairman and Director; Mr. Michael Flaherty, Executive Vice President, General Counsel and CAO; Mr. Robert J. Marino, Executive Vice President – Special Projects; Mr. Edward Williams, Executive Vice President and COO; and Ms. Michele Nakazawa, Senior Vice President and CFO currently have employment contracts with the Company. Each of the agreements is for one-year terms and provides, respectively, for payment to Mr. Wood and Mr. Marino of the equivalent of 24 months base salary then in effect, and for payment to Mr. Flaherty, Mr. Williams and Ms. Nakazawa of the equivalent of 18 months base salary then in effect, if involuntarily terminated or if the agreements are not extended.

Accordingly, if any of them are involuntarily terminated or their employment agreements are not extended, Messrs. Wood and Marino would receive annually $375,000 and $255,000, respectively, for a two-year period, and Mr. Flaherty, Mr. Williams and Ms. Nakazawa would receive 18 months of their annual salaries of $329,000, $277,000, and $160,000, respectively.

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

Each year, the Company renegotiates its employment contracts as part of the yearly review process. Accordingly in 2006, the Company expects to review the contracts described above. In addition, strategic hires or promotions may increase the number of executives who have employment contracts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of December 31, 2005	Percent of Class
Class A Common Stock	John R.C. Porter 34 Rue Concorde 1050 Brussels Belgium	15,801,802 shares	74.64%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares	17.28%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	1,681,960 shares (A)	41.66%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4th Floor London W1J 6BQ England	420,490 shares (A)	10.41%

Class B Common Stock	Hare & Company c/o Bank of New York P.O. Box 11203 New York, NY 10249	1,186,720 shares	29.39%

Class B Common Stock	Cudd & Company c/o Chase Manhattan Bank Corporate Actions Department Four New York Plaza, 11th Floor New York, NY 10004	669,888 shares	16.59%

Class A Common Stock	John B. Wood	3,085,626 shares (B)	12.75%
Class A Common Stock	Robert J. Marino	1,038,435 shares (B)	4.68%
Class A Common Stock	Michael P. Flaherty	384,591 shares (B)	1.78%
Class A Common Stock	Edward L. Williams	651,575 shares (B)	3.00%
Class A Common Stock	John M. McDuffie	100,000 shares (B)	0.47%
Class A Common Stock	Geoffrey Baker	16,000 shares (C)	0.08%
Class A Common Stock	David Borland	8,000 shares (C)	0.04%
Class A Common Stock	Norman P. Byers	18,000 shares (C)	0.08%
Class A Common Stock	Fred C. Ikle	18,000 shares (C)	0.08%
Class A Common Stock	Langhorne A. Motley	12,000 shares (C)	0.06%
Class A Common Stock	Malcolm M.B. Sterrett	16,000 shares (C)	0.08%
Class A Common Stock	All officers and directors As a group (14 persons)	5,501,484 shares (D)	20.79%

Series A-1 Redeemable Preferred Stock	Hare & Company c/o Bank of New York P.O. Box 11203 New York, NY 10249	99 shares	7.94%

Series A-1 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	140 shares	11.17%

Series A-1 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	908 shares	72.62%

Series A-2 Redeemable Preferred Stock	Hare & Company c/o Bank of New York P.O. Box 11203 New York, NY 10249	139 shares	7.94%

Series A-2 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	196 shares	11.17%

Series A-2 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	1,271 shares	72.62%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners Timothy G. Ewing 4514 Cole Avenue, Suite 808 Dallas, TX 75205	501,317 shares (E)	15.74%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. Wynnefield Capital Management, LLC Wynnefield Capital, Inc. Nelson Obus Joshua Landes 450 Seventh Avenue, Suite 509 New York, NY 10123	373,500 shares (F)	11.72%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 4 Tower Bridge #222 200 Barr Harbor Drive West Conshohocken, PA 19428	163,072 shares (G)	5.12%

12% Cumulative Exchangeable Redeemable Preferred Stock	Victor Morgenstern Faye Morgenstern Judd Morgenstern Morningstar Trust - Faye Morgenstern Trustee c/o Harris Associates, LP Two North LaSalle Street, Suite 500 Chicago, IL 60602	182,000 (H)	5.71%

12% Cumulative Exchangeable Redeemable Preferred Stock	Costa Brava Partnership III, LP Roark, Rearden & Hamot, LLC Seth W. Hamot White Bay Capital Management, LLC Andrew R. Siegel 237 Park Avenue, Suite 800 New York, NY 10017	521,287 (I)	16.36%

(A)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide the Company with the addresses of the respective beneficial owners.

(B)	Messrs. Wood, Marino and Williams hold 8,392; 2,052; and 70,976 shares of the Company’s Class A Common Stock, respectively. In addition, the common stock holdings of Messrs. Wood, Marino, Flaherty, and Williams include 39,244; 24,483; 4,591; and 30,599 shares of the Company’s Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Messrs. Wood, Marino, Flaherty, and Williams hold options to acquire 3,037,990; 1,011,900; 380,000; and 550,000 shares of the Company’s Class A Common Stock, respectively, in addition to their current common stock holdings. Mr. McDuffie holds options to acquire 100,000 shares of the Company’s Class A Common Stock; unless exercised, these options will terminate on May 31, 2006. This table includes shares which may be purchased upon exercise of the options which are exercisable within 60 days of March 1, 2006.

(C)	These holdings are comprised of vested options.

(D)	The common stock holdings of the Company’s officers and directors as a group include 81,420 shares of the Company’s Class A Common Stock; 134,674 shares of the Company’s Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan, and, under the Company’s stock option plan and certain stock option agreements, options to acquire 5,285,390 shares of Class A Common Stock exercisable within 60 days of March 1, 2006.

(E)	Value Partners Ltd. (“VP”), Ewing & Partners (“E&P”), and Timothy G. Ewing have filed a joint Schedule 13D under which they disclosed that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 501,317 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, VP has the sole power to vote or direct the vote and the sole power to dispose and to direct the disposition of, and E&P and Timothy G. Ewing have the shared power to vote or direct the vote and the shared power to dispose and to direct the disposition of 501,317 shares.

(F)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Mr. Nelson Obus and Mr. Joshua H. Landes have filed a joint Schedule 13D under which they disclosed that they may be deemed to act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act and that such group might be deemed to beneficially own the aggregate of 373,500 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, WCM is the sole general partner of WPSCV and WPSCVI and has the sole power to direct the voting and disposition of the shares beneficially owned by WPSCV and WPSCVI. Messrs. Obus and Landes are the co-managing members of WCM and each shares with the other the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of WSCVOF and has the sole power to direct the voting and disposition of the shares that WSCVOF beneficially owns. Messrs. Obus and Landes are executive officers of WCI and each shares with the other the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Mr. Obus is the general partner of CP and has the sole power to direct the voting and disposition of the shares beneficially owned by CP. WPSCV has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 131,800 shares. WSCVOF has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares. WPSCVI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 142,800 shares. CP has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares. Mr. Obus has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares, and shared power to vote or direct the vote and the sole power to dispose or direct the disposition of 360,000 shares. Mr. Landes has shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 360,000 shares. WCM has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 274,600 shares. WCI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares.

(G)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen have filed a joint Schedule 13G pursuant to which ACM has the shared power to vote or to direct the vote and the shared power to dispose or to direct the disposition of 111,429 shares; MG and Mr. Cohen have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 44,210 and 7,433 shares, respectively.

(H)	Victor Morgenstern (“VM”), Faye Morgenstern (“FM”), Judd Morgenstern (“JM”) and Morningstar Trust—Faye Morgenstern Trustee (“MT”) have filed a joint Schedule 13D in which VM has the sole power to vote and dispose of 50,000 shares, and the shared power to dispose of 132,000 shares; FM has the sole power to vote or direct the vote of 17,000 shares and shared power to dispose or direct the disposition of 92,000 shares; JM has the sole power to vote or direct the vote of 40,000 shares and shared power to dispose or direct the disposition of 115,000 shares; MT has the sole power to vote or direct the vote of and shared power to dispose or direct the disposition of 75,000 shares.

(I)	Costa Brava Partnership III, LP (“CBP”), Roark, Rearden & Hamot, LLC (“RRH”), White Bay Capital Management, LLC (“WBCM”). Mr. Seth W. Hamot and Mr. Andrew R. Siegel have filed a joint Schedule 13D in which CBP has the sole power to vote or to direct the vote and to dispose or direct the disposition of 506,811 shares; RRH, WBCM and Mr. Hamot have the shared power to vote or to direct the vote and dispose or direct the disposition of 506,811 shares; Mr. Siegel has the sole power to vote or direct the vote and to dispose or direct the disposition of 14,476 shares, and the shared power to vote and dispose or direct the vote or disposition of 506,811 shares.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current and former officers and directors is set forth below.

Mr. John R.C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $260,000 by the Company in 2005, 2004, and 2003 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

Mr. David S. Aldrich, former President and Chief Executive Officer of the Company, entered into an agreement with the Company whereby Mr. Aldrich served as an advisor to the Company from December 31, 2002 through March 31, 2005. In return, Mr. Aldrich was paid $350,000 per annum from January 1, 2003 through March 31, 2005. In December 2005, pursuant to a mutual release agreement with Mr. Aldrich to resolve a dispute concerning salary and medical benefits, the Company paid Mr. Aldrich $25,000.

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

Mr. Lorenzo Tellez, former Vice President, Treasurer, and CFO of the Company, entered into a settlement agreement with the Company to resolve a dispute concerning Mr. Tellez’s employment contract with the Company. The Company paid Mr. Tellez the equivalent of 24 months of severance in installments during 2001. Mr. Tellez also received medical and insurance benefits through the Company for the same two-year period. The payment of salary and fringe benefits to Mr. Tellez’s amounts to approximately $243,000 per annum. The Company completed its payments of the salary portion of the contract to Mr. Tellez on December 7, 2001. In March 2003, pursuant to the final settlement of arbitration proceedings, the Company paid Mr. Tellez a bonus of $96,000 and legal fees in the amount of $53,000.

Item 14.	Principal Accounting Fees and Services

Goodman & Company, LLP has served as the principal independent registered public accounting firm since the quarter ended June 30, 2004. PricewaterhouseCoopers, LLP served as the principal independent registered public accounting firm for the Company from the fiscal year ended December 31, 1997 to the quarter ended March 31, 2004. Aggregate fees for professional services rendered to the Company by Goodman & Company and PricewaterhouseCoopers LLP for the year ended December 31, 2005 and 2004 are summarized as follows:

	2005		2004
Goodman & Company, LLP:
Audit fees	$237,700	(1)	$157,848
Audit-related fees	57,156		—
Tax fees	20,000		—
All other fees	13,500		—

Total	$328,356		$157,848

PricewaterhouseCoopers, LLP:
Audit fees	$—		$55,500
Audit-related fees	15,000		15,000
Tax fees	—		17,815
All other fees	10,000		—

Total	$25,000		$88,315

(1)	including estimated 2003 re-audit fees

During the first quarter of 2006, the Audit Committee of the Board of Directors, after consultation with management and Goodman & Company LLP (“Goodman”), its current registered independent public accounting firm, determined that the Company should make certain restatements, reclassifications, and disclosure enhancements for the periods 2003 and 2004. It was not anticipated that such changes would significantly change the Company’s net income for 2003 or 2004, nor was it anticipated that the resolution of these issues would significantly affect the previously reported total revenue or costs for such periods. On April 28, 2006, the Company engaged Goodman to re-audit the Company’s financial results for the year ended December 31, 2003 and to address certain accounting issues and related disclosures for such period. The issues in question relate to certain enhanced disclosures, financial statement presentations, and cost classifications. These changes are reflected in the chart of restatements and reclassifications in Note 1 – Summary of Significant Accounting Policies. PricewaterhouseCoopers LLP (PwC), the Company’s prior principal independent registered accounting firm, previously issued an audit report on the 2003 financial statements which did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

2.6	Stock Purchase Agreement dated as of January 14, 1992, by and among C3, Inc., Telos Corporation and Contel Federal Systems, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

3.1 (1*)	Articles of Amendment and Restatement of C3, Inc.

3.2 (1*)	Articles of Amendment of C3, Inc. dated August 31, 1981.

3.3 (3*)	Articles supplementary of C3, Inc. dated May 31, 1984.

3.4 (4*)	Articles of Amendment of C3, Inc. dated August 18, 1988.

3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

3.6	Restated Bylaws of C3, Inc. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended December 31, 1990)

3.7	Articles of Amendment of C3, Inc. dated April 13, 1995

4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated herein by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989

4.3	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant. (Incorporated herein by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.4	Shareholders Agreement dated as of August 3, 1990 by and among C3, Inc.; Union de Banques Suisses(Luxembourg), S.A.; C3 Investors, L.P.; Anthony Craig, together with the investors; the Class A holders; MIM Limited; Knoll and Associates, Inc.; Murray Enterprises PLC; Electra Development Holdings; and Hartley Limited. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

4.5	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.20	Revolving and Reducing Senior Facility Credit Agreement dated as of January 14, 1992, among C3, Inc., Telos Corporation and NationsBank, N.A. (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.31	September 27, 1993 Settlement Agreement among John R.C. Porter, Toxford Corporation, Cantrade Nominees Ltd., Cantrade Trust Company (Cayman) Ltd., Cantrade Trustee, AG, Fred Knoll, Cottonwood Holdings, C3 Investors L.P., C3, Inc., Telos Corporation, Joseph P. Beninati, John B. Wood and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.32	September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.33	September 27, 1993 Stock Purchase and Sale Agreement between Mr. John R.C. Porter and Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.34	September 27, 1993 Note Interest Purchase and Sale Agreement among Mr. John R.C. Porter, Cottonwood and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.35	October 8, 1993 Promissory Note in the amount of $8,438,000 issued by Mr. John R.C. Porter in favor of C3 Investors, L.P. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.36	October 8, 1993 Promissory Note in the amount of $1,562,000 issued by Mr. John R.C. Porter in favor of Cottonwood Holdings, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.37	September 27, 1993 Collateral Agency, Security and Pledge Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Toxford Corporation, Cantrade Nominees Limited, Mr. Robert M. Ercole and Mr. Frank S. Jones, Jr. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.38	September 27, 1993 Standstill Agreement among Mr. John R.C. Porter, Mr. Fred Knoll, Mr. Alfredo Frohlich and C3, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.39	September 27, 1993 Mutual Release among Mr. John R.C. Porter, Mr. Fred Knoll, Cottonwood Holdings, C3 Investors, L.P., C3, Inc., Telos Corporation, Mr. Joseph P. Beninati, Mr. John B. Wood, and Beninati & Wood, Inc. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.40	September 27, 1993 Consulting Agreement among Mr. Fred Knoll, C3, Inc. and Telos Corporation. (Incorporated by reference to C3, Inc. Form 8-K filed October 18, 1993)

10.43	Amendment to Revolving and Reducing Senior Credit Facility dated as of December 31, 1993 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.44	Amendment to Revolving and Reducing Senior Credit Facility dated as of April 11, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.45	Amendment to Revolving and Reducing Senior Credit Facility dated as of June 8, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.46	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 7, 1994 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.47	October 7, 1994 Letter Agreement among C3, Inc., Toxford Corporation, and NationsBank, N.A. regarding cash collateral held on behalf of the Company.

10.48	October 25, 1994 General Release and Settlement memorandum among Sapiens International Corporation N.V., Sapiens International Corporation B.V., Sapiens U.S.A., Inc., C3, Inc. and Telos Corporation

10.49	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 5, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.50	Amendment to Revolving and Reducing Senior Credit Facility dated as of January 12, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.51	Waiver and Amendment to Revolving and Reducing Senior Credit Facility dated as of April 17, 1995 among C3, Inc., Telos Corporation and NationsBank, N.A.

10.52	Subordinated Bridge Note/Promissory Note as of June 8, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.53	Subordinated Bridge Note/Promissory Note as of June 8, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

10.54	Subordinated Bridge Note/Promissory Note as of June 8, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.55	Subordinated Bridge Note/Promissory Note as of June 8, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.56	Subordinated Bridge Note/Promissory Note as of June 8, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.57	Subordinated Bridge Note/Promissory Note as of June 8, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.58	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.59	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J. O. Hambro Investment Management, Ltd.

10.60	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.61	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.62	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.63	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.64	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.65	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Drayton English and International Investment Trust

10.66	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and J.O. Hambro Investment Management, Ltd.

10.67	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and North Atlantic Smaller Companies Investment Trust, PLC

10.68	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter

10.69	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter

10.70	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Second Consolidated Trust, PLC

10.71	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corp.

10.72	Amendment to Revolving and Reducing Senior Credit Facility dated as of August 4, 1995 Telos Corporation(Maryland), Telos Corporation (California) and NationsBank N.A.

10.73	Amendment to Revolving and Reducing Senior Credit Facility dated as of October 13, 1995 Telos Corporation (Maryland), Telos Corporation (California) and NationsBank N.A.

10.74	1996 Stock Option Plan

10.76	Sixteenth Amendment to Credit Facility and Tenth Amended and Restated Promissory Note

10.77	Enterworks, Inc. 1996 Stock Option Plan

10.78	Form of Series A Senior Subordinated Unsecured Note

10.79	Form of Enterworks, Inc., inc. Capital Stock Purchase Series A Warrant

10.80	Asset Purchase Agreement

10.81	Amendment No. 1 to Asset Purchase Agreement

10.82	Amended and Restated Credit Agreement between Telos Corporation, a Maryland corporation; Telos Corporation, a California corporation; and NationsBank, N.A. dated as of July 1, 1997

10.83	Asset Purchase Agreement

10.84	Interim Agreement

10.85	Share Purchase Agreement between Telos Corporation, a Maryland corporation, formerly named and known as C3, Inc. and Union Bank of Switzerland, dated May 7, 1998

10.86	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation(Maryland) and Foreign and Colonial Enterprise Trust PLC

10.87	Series D Senior Subordinated Unsecured Note due October 1, 2000 as of November 20, 1998 between Telos Corporation(Maryland) and Foreign and Colonial Enterprise Trust LP

10.88	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland) and Foreign and Colonial Enterprise Trust PLC

10.89	Common Stock Purchase Series D Warrant between Telos Corporation (Maryland and Foreign and Colonial Enterprise Trust LP

10.90	Form of Stock Purchase Agreement

10.91	Asset Purchase Agreement, dated as of September 29, 1999 between Telos Corporation (Maryland), Telos Corporation (California), Telos Field Engineering, Inc. and TFE Technology Holdings, Inc.

10.92	Letter to Bank of America concerning Enterworks private placement

10.93	Form of Enterworks Subdebt conversion letter

10.94	Form of Telos Subdebt conversion letter

10.95	Listing of Subdebt conversion parties

10.96	Transaction agreement between Telos and Enterworks

10.97	Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Foothill Capital Corporation, dated as of October 21, 2002 including related documents and amendments 1 through 8

10.98	Employment Agreement – Michael P. Flaherty

10.99	Employment Agreement – Robert J. Marino

10.100	Employment Agreement – Michele Nakazawa

10.101	Employment Agreement – Edward L. Williams

10.102	Employment Agreement – John B. Wood

10.103	Waiver and Ninth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.

10.104	Telos Corporation Amended Bylaws

21	List of subsidiaries of Telos Corporation

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32	Certification pursuant to 18 USC Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood
Chief Executive Officer

Date:	May 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood John B. Wood	Chief Executive Officer	May 22, 2006

/s/ Michele Nakazawa Michele Nakazawa	Chief Executive Officer	May 22, 2006

/s/ Geoffrey B. Baker Geoffrey B. Baker	Director	May 22, 2006

/s/ David Borland David Borland	Director	May 22, 2006

/s/ Norman P. Byers Norman P. Byers	Director	May 22, 2006

/s/ Robert J. Marino Robert J. Marino	Director	May 22, 2006

/s/ Langhorne A. Motley Ambassador Langhorne A. Motley	Director	May 22, 2006

Thomas L. Owsley	Director	May 22, 2006

/s/ Malcolm M.B. Sterrett Malcolm M.B. Sterrett	Director	May 22, 2006

Bruce J. Stewart	Director	May 22, 2006