Form 10-Q
period 2006-03-31
TELOS CORP
filed 2006-06-22
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of June 5, 2006, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2006	2005 (Restated)
Revenue
Products	$10,335	$22,004
Services	14,839	13,008

	25,174	35,012

Costs and expenses
Cost of sales - Products	9,302	17,611
Cost of sales - Services	11,377	9,894
Selling, general and administrative expenses	10,413	7,030

	31,092	34,535

Operating (loss) income	(5,918)	477
Other income (expenses)
Other income	11	33
Losses from affiliate	(92)	—
Interest expense	(2,120)	(2,139)

Loss before income taxes	(8,119)	(1,629)
Provision for income taxes	—	—

Loss from continuing operations	(8,119)	(1,629)
Discontinued operations:
Gain on sale of TCC, net of tax	—	1,000

Net loss	$(8,119)	$(629)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at March 31, 2006 and December 31, 2005)	$64	$62
Accounts receivable, net of reserve of $615 and $493, respectively	17,913	24,913
Inventories, net of obsolescence reserve of $118 and $121, respectively	4,496	4,318
Other current assets	2,464	1,804

Total current assets	24,937	31,097

Property and equipment, net of accumulated depreciation of $14,617 and $14,310, respectively	9,342	9,321
Other assets	1,276	1,444

Total assets	$35,555	$41,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$23,560	$19,053
Accrued compensation and benefits	4,731	4,457
Deferred revenue	5,237	5,631
Capital lease obligations – short-term	554	536
Other current liabilities	3,960	3,205

Total current liabilities	38,042	32,882

Senior credit facility	7,374	12,159
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,169	9,239
Senior redeemable preferred stock (Note 4)	8,704	8,599
Public preferred stock (Note 4)	72,307	71,008

Total	140,775	139,066

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	—
Accumulated deficit	(105,401)	(97,282)

Total stockholders’ deficit	(105,220)	(97,204)

Total liabilities and stockholders’ deficit	$35,555	$41,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Loss from continuing operations	$(8,119)	$(1,629)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Dividends and accretion of preferred stock as interest expense	1,404	1,510
Stock-based compensation	103	—
Depreciation and amortization	428	473
Other noncash items	121	(21)
Changes in other operating assets and liabilities	9,098	5,737

Cash provided by continuing operating activities	3,035	6,070

Investing activities:
Net proceeds from sale of TCC	—	1,000
Purchase of property and equipment	(374)	(427)

Cash (used in) provided by investing activities	(374)	573

Financing activities:
Repayment of borrowings under senior credit facility, net	(4,785)	(6,832)
Increase in book overdrafts	2,178	308
Payments under capital leases	(52)	(123)

Cash used in financing activities	(2,659)	(6,647)

Increase (decrease) in cash and cash equivalents	2	(4)
Cash and cash equivalents at beginning of period	62	67

Cash and cash equivalents at end of period	$64	$63

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company”). The Company has applied the equity method of accounting for its investment in Enterworks, Inc. (“Enterworks”). In December 2003, the Company purchased a 50% interest in Enterworks International, Inc. (“EI”) which, at the time of the transaction, was a wholly owned subsidiary of Enterworks. Given the Company’s indirect investment in Enterworks International, Inc. via Enterworks, and its direct 50% interest in Enterworks International, Inc. the Company is required to consolidate Enterworks International, As the Company’s investment in Enterworks International was immaterial to its financial position and, as this investment was acquired on December 24, 2003, its results of operations for 2003, Enterworks International was not consolidated for 2003. See Note 2 – Investment in Enterworks. Significant intercompany transactions have been eliminated.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Reclassifications and Restatements

Certain reclassifications and restatements have been made to prior year financial statements to conform to the classifications used in the current period. The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of operations are summarized below:

Three Months Ended March 31, 2005 (in thousands)	As Previously Reported	Adjustments	Reference	As Restated
Revenue	$34,962	$(34,962)	a	$—
Products	—	22,004	a	22,004
Services	—	13,008	a, c	13,008

	$34,962	$50		$35,012

Cost of sales	$27,455	$(27,455)	b	$—
Products	—	17,611	b	17,611
Services	—	9,894	b, c	9,894

	$27,455	$50		$27,505

a -	Restatement of aggregate Revenue into Product Revenue and Services Revenue:
The Company previously reported Revenue in the aggregate on the face of the statements of operations. The Company has restated the revenue amounts so that Product Revenue and Services Revenue are presented separately, consistent with the criteria set forth in Rule 5-03(b) of Regulation S-X.

b -	Restatement of aggregate Cost of Sales into Product Cost of Sales and Services Cost of Sales:
The Company previously reported Cost of Sales in the aggregate on the face of the statements of operations. The Company has restated the Cost of Sales amounts so that Product Cost of Sales and Services Cost of Sales are presented separately, consistent with the criteria set forth in Rule 5-03(b) of Regulation S-X.
c -	Restatement of warranty expense, warranty liability and revenue associated with non-separately priced warranties. The restatement resulted in an increase in Revenue and an increase in Cost of Sales by $50,000. It also decreased deferred revenue and increased Other Current Liabilities by $50,000.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. Statement No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and was adopted by the Company on January 1, 2006. See disclosures above under the “Reclassifications and Restatements” caption.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 requires that the measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard has not yet affected the Company’s financial position or results of operations.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as specified by ARB No. 43. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard has not yet affected the Company’s financial position or results of operations.

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

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, (“APB No. 25”) “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with APB No. 25. Under APB No. 25, the Company recognized no compensation cost for employee stock options, as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company has applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. Such amount disclosed for the quarter ended March 31, 2005 was $40,000.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement for the quarter ended March 31, 2006, include: (a) compensation costs for all unvested stock options that were granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation expense for all share-based payments granted on or after December 31, 2005, based on grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Note 2. Investment in Enterworks

Enterworks, Inc.

As of March 31, 2006, the Company owns 671,968 shares of common stock of Enterworks, Inc. (“Enterworks”), 729,731 shares of Series A-1 Preferred Stock and 1,793,903 shares of Series B-1 Preferred Stock, as a result of Enterworks’ recapitalization which occurred on October 14, 2005. This equates to a fully diluted ownership percentage of 19.4%. Prior to the recapitalization, the Company owned 17,153,059 shares of Enterworks common stock, 1,785,714 shares of Series B Convertible Preferred Stock and held warrants to purchase 6,374,997 underlying common stock shares. This equated to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

All notes receivable from Enterworks previously owned by the Company totaling $4.0 million were converted into 215,500 shares of Enterworks’ common stock and 729,731 shares of Series A-1 Preferred Stock, as a result of the Enterworks recapitalization mentioned above. Approximately $3.3 million of such notes were received in exchange for rent and professional services performed by the Company, pursuant to a lease and an inter-company services agreement. In accordance with APB Opinion No. 18 and Emerging Issues Task Force Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company reduced the carrying amounts of the notes to zero during 2004 and 2003, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes. All of such notes issued to the Company in 2003 and 2002 included a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks bankruptcy protection. The remaining $.7 million was acquired as a result of a purchase agreement with a third-party in August 2005, whereby the Company acquired 1,785,714 shares of Enterworks Series B Convertible Preferred Stock, 1,875,000 warrants to purchase Enterworks common stock, and $.7 million of Enterworks Demand 10% Convertible Promissory Notes.

Enterworks losses for the first quarter of 2006 amounted to approximately $400,000, and in accordance with APB 18 the Company recorded $92,000 of equity losses from Enterworks as losses from affiliate, reducing its investment in Enterworks to zero.

On April 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of a small content publishing company. In consideration for this purchase, Enterworks issued approximately 8.1 million shares of its common stock to the acquired company’s stockholders. As of April 30, 2006, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 12.6%.

In December 2003, the Company entered into a two-year Original Equipment Manufacturer (“OEM”) software license agreement (“SLA”) with Enterworks that, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, will own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (“EPX”) software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. In December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, in exchange for a one-time fixed fee of $300,000, and for $15,000 per month thereafter, Enterworks agreed to provide the Company with maintenance and OEM technical product support for two years, commencing in January of 2005. The one-time fixed fee is being amortized over two years.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), and has reflected this asset on the balance sheet in “Other Assets.”

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

Pursuant to its terms, upon execution of the Agreement for Services and Sublease, the equivalent of five monthly payments, or $87,500, for the period from January 1, 2006 through May 31, 2006, became due to Telos from Enterworks. Under the terms of the Agreement for Services and Sublease, Enterworks must bring such arrearage current by June 30, 2006.

Enterworks International, Inc.

In December 2003, the Company purchased a 50% interest in Enterworks International (“EI”), which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. Pursuant to the terms of the stock purchase agreement and the stockholder agreement (“Agreement”) setting forth the transaction, the Company agreed to fund up to 50% of EI’s 2004 operating costs for an amount not to exceed $300,000 in 2004 (and certain direct expenses that amounted to $89,000 in 2004), and 50% of such operating costs and certain expenses thereafter, which amounted to approximately $164,000 for the first quarter of 2006, $140,000 for the first quarter of 2005, and $607,000 for all of 2005. Beginning in 2004, any such costs have been consolidated with the Company’s results of operations.

Pursuant to the Agreement, the Company and Enterworks are required to fund the operations of EI according to a funding schedule set forth in the Agreement. For calendar year 2005, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $664,000 as of October 14, 2005, and as such the $664,000 was funded and expensed by the Company. However, as a result of Enterworks’ recapitalization effort, the $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock and was recorded as an investment in Enterworks. As discussed above, amounts capitalized for this investment were evaluated for impairment and adjusted accordingly.

As a result of additional funding by the Company late in 2005, the Company funded an additional $58,000 for EI on behalf of Enterworks. In 2006, Enterworks has been unable to fund its proportionate share of the scheduled funding, which amounted to $245,000 as of March 31, 2006. Consistent with subsection 3.4(d) of the Agreement, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in EI. The Agreement also provides for a cure period for the defaulting party, which has been waived. On May 19, 2006, the Company provided notice to Enterworks of its default and, pursuant to the waiver of the cure period by Enterworks, exercised its rights under the Agreement to transfer the calculated ownership percentage to the Company. The amount of the Enterworks default set forth in the notice was approximately $303,000. As a result of such exercise of its rights per the Agreement, the Company now owns 80.0% of EI. Accordingly, the Company has consolidated Enterworks’ portion of such costs, $245,000 and $203,000 for the quarters ended March 31, 2006 and 2005, respectively. Therefore, total costs attributable to EI that are consolidated with the Company’s results of operations for March 31, 2006 and 2005, were $409,000 and $343,000 for those respective periods.

Note 3. Debt Obligations

Senior Revolving Credit Facility

In April 2005, the Company renewed, on amended terms, the $22.5 million Senior Revolving Credit Facility (as amended, the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. The amended terms included, primarily a revolving line limit of $15 million with an interest rate of Wells Fargo “prime rate” plus 1%, and an extension of its maturity date to October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of March 31, 2006 the Wells Fargo “prime rate” was 7.75%) or 5.75%, whichever is higher. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement) on the outstanding borrowings under the Facility were 9.9% and 9.4% for the quarters ended March 31, 2006 and 2005, respectively.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also required the Company to meet certain financial covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Facility. Since the Facility’s inception, certain financial covenants have been amended and restated to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement.

At March 31, 2006, the Company was not in compliance with certain of its covenants pursuant to the Facility. Due to the late filing of the 2005 Form 10-K, the Company had not provided audited annual financial statements to the bank within the required 90-day period. In addition, certain EBITDA covenants were not achieved. Accordingly, as of June 20, 2006, the Company has obtained waivers for any such covenant violations, and the Company and Wells Fargo Foothill have agreed upon modified EBITDA covenants to more accurately reflect the Company’s future performance based upon revised projections. In addition, the Company and Wells Fargo Foothill have amended the Facility, to temporarily provide for a four-month over-advance in the amount of $3.0 million, the available balance of which declines over the term, which ends July 31, 2006. Such over-advance is subject to certain additional covenants and reporting requirements, including a minimum sales requirement.

At March 31, 2006, the Company had outstanding borrowings of $7.4 million and unused borrowing availability of $3.0 million on the Facility. As of March 31, 2006, the interest rate on the Facility was 8.75%.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2006, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $15.2 million.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, respectively, at March 31, 2006 and December 31, 2005.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179 [1]
Senior Credit Facility	2008	$7,374 [2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to October 31, 2008.
[2]	Balance due represents balance as of March 31, 2006, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2006, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At March 31, 2006 and 2005, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.7 million and $5.3 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the three months ended March 31, 2006 and 2005 was $344,000 and $451,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2006 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of March 31, 2006 and December 31, 2005.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2006. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor.”

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

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $41.1 million as of March 31, 2006, and $37.3 million as of March 31, 2005.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2006 and 2005, dividends totaling $1.0 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit. The aggregate fair value of the public preferred stock at March 31, 2006 was $47.8 million.

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

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to it Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The objective of the Company is, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded, in consequence of the commencement of this process by Jefferies Quarterdeck and the ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $13.4 million. The objective of the Company to utilize the proceeds of this strategic process with respect to its Xacta subsidiary to partially or completely recapitalize its balance sheet, therefore, is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends, although, as stated above, there can be no assurance whether or as to the time frame in which the strategic process with respect to the Company’s Xacta subsidiary might enable the Company to pay such dividends. The Company is therefore changing the accrual from $4.0 million to $13.4 million, the result of which will be to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.4 million, by recording an additional $9.4 million charge to interest expense for the second quarter of 2006, resulting in a balance of $82.2 million (pro forma as of April 30, 2006) for the principal amount and all accrued dividends on the Public Preferred Stock. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 5. Reportable Business Segments

As of March 31, 2006, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

Managed Solutions: Develops, markets and sells integration services that address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions that consists of industry leading IT products from original equipment manufacturers (“OEMs”) with complimentary integration and managed support services provided by Telos. Manageed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Identity Management solutions, Information Security Consulting services and IT Security Management software solutions.

The accounting policies of the reportable segments are the same as those referred to in Note 1 -General. The Company evaluates the performance of its operating segments based on revenue, gross profit and segment profit (loss) before income taxes and interest income or expense.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2006 and 2005 are set forth in the following table. The “other” column includes corporate related items.

	Three Months Ended
	Managed Solutions	Xacta	Other (1)	Total
March 31, 2006
External revenues	$9,428	$15,746	$—	$25,174
Gross profit	245	4,250	—	4,495
Segment loss (2)	(1,922)	(3,996)	—	(5,918)
Total assets	8,885	16,733	9,937	35,555
Capital expenditures	—	109	265	374
Depreciation and amortization (3)	3	133	291	428

	Managed Solutions	Xacta	Other (1)	Total
March 31, 2005
External revenues	$13,349	$21,663	$—	$35,012
Gross profit	2,109	5,398	—	7,507
Segment profit (2)	335	142	—	477
Total assets	5,366	22,160	9,814	37,340
Capital expenditures	8	197	222	427
Depreciation and amortization (3)	84	137	252	473

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

In the first quarters of 2006 and 2005, the Company derived substantially all of its revenue from contracts and subcontracts with the U.S. Government. The Company does not have any material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in any specific geographical area within the United States. The Company has six separate facilities located in various states, the District of Columbia and Germany.

Note 6. Contingencies and Subsequent Events

The Company budgeted EBITDA of $(3.0) million for the three months ended March 31, 2006, and excluding non-budgeted legal costs of $2.7 million, achieved $(2.8) million of EBITDA for the period. Subsequent to March 31, 2006, approximately $1.2 million of such legal costs have been reimbursed by the Company’s insurers. Total expenses related to litigation were (exclusive of any such reimbursement) $3.5 million for the first quarter of 2006, and $4.1 million for the 12 months ending December 31, 2005. Such extraordinary legal expenses have adversely affected cash flow.

The Company derives substantially all of its revenue from U.S. Government contracting, and as such it is annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, the Company has historically experienced higher revenues in its third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the January to June time period. During the three month period ending March 31, 2006, this seasonal reduction in orders and extraordinary litigation expense, have combined to adversely affect the Company’s EBITDA and cash flows. As the anticipated U.S. Government orders are realized during the third and fourth quarters of 2006, the Company, based upon current projected EBITDA, believes its liquidity will improve during these periods. The Company further believes such projected improvements in its liquidity later in 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and planned capital expenditures for 2006.

The Company is actively working with its vendors, partners and subcontractors to mitigate the effect of these cash flow constraints during this period. Additionally, as discussed in Note 3 – Debt Obligations, the Company and Wells Fargo Foothill have amended the Senior Revolving Credit Facility to provide the Company with a four-month over-advance in the amount of $3 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current cash flow constraints.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 – Debt Obligations, the Company has obtained waivers and less restrictive cash flow covenants with respect to its Senior Revolving Credit Facility. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants. Also, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of its Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s Xacta subsidiary might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

As noted in Note 4 – Redeemable Preferred Stock, on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for the period 1992 through June 1995 changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company is therefore changing the accrual from $4.0 million to $13.4 million, the result of which will be to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.4 million, by recording an additional $9.4 million charge to interest expense for the second quarter of 2006, resulting in a balance of $82.2 million (pro forma as of April 30, 2006) for the principal amount and all accrued dividends on the Public Preferred Stock. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The pro forma consolidated balance sheet as of April 30, 2006, and consolidated statement of operations for the period then ended are as follows:

	Unaudited April 30, 2006 Balances	Pro Forma Adjustments	Pro Forma Unaudited April 30, 2006 Balances
Consolidated Balance Sheet
Current assets	$31,583	$—	$31,583
Property and equipment, net	9,312	—	9,312
Other assets	1,343	—	1,343
Current liabilities	41,295	—	41,295
Public preferred stock	72,741	9,428	82,169
Accumulated deficit	(106,543)	(9,428)	(115,971)

	Unaudited April 30, 2006 Balances	Pro Forma Adjustments	Pro Forma Unaudited April 30, 2006 Balances
Consolidated Statement of Operations
Revenue	$38,842	$—	$38,842
Operating loss	(6,206)	—	(6,206)
Interest expense	2,825	9,428	12,253
Loss before income taxes	(9,031)	(9,428)	(18,459)

Legal Proceedings

The Company is a party to the litigation set forth below.

SecureInfo

As previously reported in the Form 8-K on March 27, 2006 regarding the current status of litigation with SecureInfo Corporation (see Item 8.01 Other Events), the Company has entered into a settlement agreement with SecureInfo in which all parties dismissed, with prejudice, all pending claims, including the patent infringement counterclaim. As part of the settlement agreement, Telos agreed to not pursue legal action for patent infringement against SecureInfo for a period of three years from the date of the agreement. In addition, the parties have entered into various business arrangements including software licensing agreements, an Original Equipment Manufacturer (OEM) agreement and a reseller agreement. A joint stipulation of dismissal was filed on March 22, 2006 with the United States District Court for the Eastern District of Virginia.

Costa Brava

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s Public Preferred Stock, filed a lawsuit in the Circuit Court of Baltimore City in the State of Maryland (“Complaint”) against the Company, its directors, and certain of its officers. According to Amendment No. 6 to Schedule 13D filed by Costa Brava on October 18, 2005, Costa Brava owns 15.9% of the outstanding Public Preferred Stock.

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

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene as a matter of right, and in the alternative at the discretion of the court. On February 23, 2006, Telos filed a motion to stay the intervention proceedings pending resolution of its motion to dismiss. The judge issued the order to stay on February 27th.

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

The Company’s answer to the complaint was filed on April 28, 2006.

On May 12, 2006, Telos opposed Wynnefield’s motion to intervene at a hearing. On May 16, 2006, the court issued an order denying Wynnefield’s motion to intervene as a matter of right, but granted the motion on permissive grounds since Wynnefield is similarly situated with Costa Brava although their interests are not identical.

On May 22, 2006, a status conference took place with all the parties before Judge Matricciani. The trial date is currently set to begin on April 9, 2007.

On May 25, 2006, an Amended Order was entered by Judge Matricciani, designating Wynnefield Partners as the Plaintiff with Costa Brava in the Lawsuit.

On May 26, 2006, Costa Brava and Wynnefield Partners filed a Motion for Preliminary Injunction asking the Court to enjoin the Company from selling Xacta Corporation (“Xacta”) or any of the assets of Xacta, until the litigation is resolved on the merits. The opposition to the motion is due on June 26, 2006.

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

General

•	Xacta IA Manager™: Used by many Federal Government Agencies and financial institutions, Xacta IA Manager is an industry leading security risk and compliance management software application that Telos has been developing and enhancing for nearly seven years. Now in its fourth major release, numerous, largely user-request, enhancements have been made to the product since its original release in August 2000. In the first quarter of 2006, the Company continued to invest in implementing user-requested enhancements to Xacta IA Manager. Some of these requested enhancements have been incorporated in a recent software release identified as Service Pack (“SP”) 5. SP5 includes a wide range of enhancements to include such things as support for new Federal Information Security Management Act (“FISMA”) guidance. Also in the first quarter of 2006, the Company initiated work on SP6, an extensive and very significant Xacta IA Manager upgrade that is scheduled for release in the third quarter of 2006. SP6 will consist of numerous enhancements to Xacta IA Manager to include a new graphical user interface that is intended to greatly improve the overall user-experience. SP6 will also include extensive enhancements to the product architecture designed to improve the scalability and precision of the Xacta IA Manager “Continuous Assessment” software module.

•	Xacta Access Control List (“ACL”) Manager™: In the first quarter of 2006, the Company identified a number of enhancements needed to make Xacta ACL Manager more competitive in the market place. These enhancements have been provided to the software developer and appropriate software modifications are being made. The Company anticipates this work to result in a number of incremental upgrade releases between now and the end of 2006.

•	Xacta Secure Wireless™: In the first quarter of 2006, the Company began to develop new wireless solutions that leverage our ability to keep pace with the ever changing technology associated with “Wireless LANs” (“Local Area Networks”). Specifically, the Company completed a “Wireless LAN Solutions Module”, and built the foundation for Air Force Generation 2 Wireless Solution. Further, the Company initiated work on solutions that feature Blackberry Voice/Messaging, a Voice over Internet Protocol with hand sets, and finally a video surveillance solution.

•	Xacta Secure Messaging™: Automated Message Handling System (“AMHS”) is the U.S. Government’s exclusive certified stand-alone messaging application. The AMHS stand-alone architecture is more efficient and cost effective than competitive client/server architectures as it enables users to access their messages securely from a single server using a simple web browser. AMHS provides numerous advanced message management capabilities such as retrospective search and simplified user profiling, which functionality is essential to large organizations that have time-sensitive formal message requirements. This application has been successfully fielded to many critical government organizations. AMHS has been selected by the U.S. Air Force, Army, and Navy and Marines (collectively, the “U.S. Military Services”) as their network-centric (“NETCENTRIC”) enterprise messaging capability. AMHS has also been adopted by the U.S. Coast Guard and various other U.S. Government agencies and organizations. In the first quarter of 2006, the Company worked on a number of enhancements to AMHS that will enable it to operate in low-bandwidth environments, support other message formats like United States Message Text Format (“USMTF”), and support industry-standard e-mail protocols (i.e., Simple Mail Transport Protocol). These enhanced capabilities will be released over the coming year and should serve to further differentiate the Company from the competition and potentially provide access to new markets/opportunities.

New Contract Vehicles: In the first quarter of 2006, the Company invested in getting Xacta IA Manager, Xacta IA Consulting Services, and Xacta Secure Messaging solutions added to the GSA “SmartBuy” Enterprise Software Initiative (ESI) Blanket Purchase Agreement (BPA). SmartBuy is the latest enterprise software agreement that the Federal Government has signed with its major suppliers. SmartBuy is a preferred vehicle for purchasing enterprise software solutions and supporting services because it provides for pre-negotiated discounts on such products and services.

Backlog

The Company’s total backlog was $113.1 million and $89.2 million at March 31, 2006 and 2005, respectively. Backlog was $118.3 million at December 31, 2005. The total backlog of each of the segments at March 31, 2006 and 2005 was as follows: Managed Solutions Group - $20.5 million and $8.7 million, respectively; and Xacta - $92.6 million and $80.5 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated) and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2006 and 2005 was $67.0 million and $80.0 million, respectively.

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

The condensed consolidated statements of operations include the results of Telos Corporation and its wholly owned subsidiaries. The Company budgeted EBITDA of $(3.0) million for the three months ended March 31, 2006, and excluding non-budgeted legal costs of $2.7 million, achieved $(2.8) million of EBITDA for the period. Subsequent to March 31, 2006, approximately $1.2 million of such legal costs have been reimbursed.

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Sales	100.0%	100.0%
Cost of sales	82.1	78.5
SG&A expenses	41.4	20.1

Operating (loss) income	(23.5)	1.4
Other income	—	0.1
Losses from affiliate	(0.4)	—
Interest expense	(8.4)	(6.1)

Loss before income taxes	(32.3)	(4.6)
Income tax expense	—	—

Loss from continuing operations	(32.3)	(4.6)
Gain on sale of TCC	—	2.8

Net loss	(32.3)%	(1.8)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended March 31,
	2006	2005
Sales
Managed Solutions Group	$9,428	$13,349
Xacta	15,746	21,663

Total	$25,174	$35,012

Gross Profit
Managed Solutions Group	$245	$2,109
Xacta	4,250	5,398

Total	$4,495	$7,507

Gross Margin
Managed Solutions Group	2.6%	15.8%
Xacta	27.0%	24.9%
Total	17.9%	21.4%

The Company’s sales for the first quarter of 2006 were $25.2 million, a decrease of $9.8 million or 28.1% compared to the first quarter 2005 sales of $35.0 million. Such decrease consists of a $5.9 million decrease in sales from Xacta, primarily attributable to a decrease in “Secure Wireless” revenue from customer delays in contracted site installations. The $3.9 million decrease in sales from Managed Solutions is primarily due to a large purchase under the ARISS (Army Recruiting Information Security System) laptop resale program in the first quarter of 2005 that the Company does not expect to recur in the near term.

The Company’s cost of sales for the first quarter of 2006 was $20.7 million, a decrease of $6.8 million compared to the same period in 2005, due primarily to the decrease in sales.

The Company’s gross profit for the first quarter of 2006 decreased by $3.0 million to $4.5 million compared to the same period in 2005. Gross margin decreased to 17.9% from 21.4% in the comparable period in 2005, primarily attributable to higher margin on the ARISS laptop resale program in the first quarter of 2005. The timing of the ARISS laptop resale program was also the primary cause for the decline in gross margin (from 20% to 10%) for products revenue, displayed on a nonsegmented basis on the face of the statements of operations, between the three month periods ended March 31, 2005 and 2006. The gross margin for services revenue, displayed on a nonsegmented basis on the face of the statements of operations, remained relatively constant between the periods, slightly declining from 24.0% to 23.3%.

The Company’s selling, general, and administrative expense (“SG&A”) for the first quarter of 2006 was $10.4 million, an increase of approximately $3.4 million or 48.1% compared to the same period in 2005, primarily due to $3.5 million of litigation expenses, as fully discussed in Note 6 – Contingencies and Subsequent Events.

The Company’s operating loss for the first quarter of 2006 was $5.9 million, an increase of $6.4 million compared to $.5 million of operating income in the same period in 2005, primarily attributable to high margin on the ARISS laptop resale program in the first quarter of 2005, and litigation expenses in the first quarter of 2006, as explained above.

The Company recorded a full valuation allowance against its deferred tax assets as of March 31, 2005 and December 31, 2005. The Company maintained its full valuation position during the quarter ended March 31, 2006.

The Company’s net loss for the first quarter of 2006 was $8.2 million, an increase of $7.5 million compared to $.6 million net loss in the same period in 2005.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company’s capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

In April 2005, the Company renewed, on amended terms, the $22.5 million Senior Revolving Credit Facility (as amended, the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. The amended terms included, primarily a revolving line limit of $15 million with an interest rate of Wells Fargo “prime rate” plus 1%, and an extension of its maturity date to October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also required the Company to meet certain financial covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Facility. Since the Facility’s inception, certain financial covenants have been amended and restated to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement.

At March 31, 2006, the Company was not in compliance with certain of its covenants pursuant to the Facility. Certain EBITDA covenants were not achieved. Accordingly, as of June 20, 2006, the Company has obtained waivers for any such covenant violations, and the Company and Wells Fargo Foothill have agreed upon modified EBITDA covenants to more accurately reflect the Company’s future performance based upon revised projections. In addition, the Company and Wells Fargo Foothill have amended the Facility, to temporarily provide for a four-month over-advance in the amount of $3.0 million, the available balance of which declines over the term, which ends July 31, 2006. Such over-advance is subject to certain additional covenants and reporting requirements, including a minimum sales requirement.

At March 31, 2006, the Company had outstanding borrowings of $7.4 million and unused borrowing availability of $3.0 million on the Facility. As of March 31, 2006, the interest rate on the Facility was 8.75%.

For the three months ended March 31, 2006, cash provided by continuing operating activities was $3.0 million. Cash used in investing activities was approximately $.4 million. Cash used in financing activities was approximately $2.7 million.

Senior Subordinated Notes

The Company’s Senior Subordinated Notes (“Notes”) totaled $5.2 million at March 31, 2006. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. During the first three months of 2006 and 2005, the Company paid $187,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $15.2 million at March 31, 2006. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At March 31, 2006, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $81.0 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first three months of 2006 and 2005, the Company recorded $1.1 million of dividends on the two classes of redeemable preferred stock.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2007, the remaining 27.4% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2005 and March 31, 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2006. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor”.

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

Paragraph 5 of FASB 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable…”

If, pursuant to the terms of the Public Preferred Stock, the Company does not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require the Company to discharge its obligation to redeem the Public Preferred Stock as soon as the Company is capable and permitted to do so. Therefore, by its very terms, the Public Preferred Stock is not due on demand or callable for failure to make a scheduled payment pursuant to its redemption provisions and is properly classified as a noncurrent liability.

However, on any dividend payment date after November 21, 1991, the Company may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of the Company.

Dividend Provisions

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $41.1 million as of March 31, 2006 and $37.3 million as of March 31, 2005.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2006 and 2005, dividends totaling $1.0 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit. The aggregate fair value of the public preferred stock at March 31, 2006 was $47.8 million.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued cash dividends on the outstanding shares of the Public Preferred Stock for this time period, the total amount accrued would have been $13.4 million. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.4 million lower than the accrual would be, if the intent was only to pay the dividend in cash, at that date or any later date.

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to it Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The objective of the Company is, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded, in consequence of the commencement of this process by Jefferies Quarterdeck and the ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $13.4 million. The objective of the Company to utilize the proceeds of this strategic process with respect to its Xacta subsidiary to partially or completely recapitalize its balance sheet, therefore, is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends, although, as stated above, there can be no assurance whether or as to the time frame in which the strategic process with respect to the Company’s Xacta subsidiary might enable the Company to pay such dividends. The Company is therefore changing the accrual from $4.0 million to $13.4 million, the result of which will be to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.4 million, by recording an additional $9.4 million charge to interest expense for the second quarter of 2006, resulting in a balance of $82.2 million (pro forma as of April 30, 2006) for the principal amount and all accrued dividends on the Public Preferred Stock. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” See pro forma disclosures at Note 6 – Contingencies and Subsequent Events.

Borrowing Capacity

At March 31, 2006, the Company had outstanding debt and long-term obligations of $103.3 million, consisting of $7.4 million under the Facility, $5.2 million in subordinated debt, $9.7 million in capital lease obligations and $81.0 million in redeemable preferred stock classified as liability in accordance with FAS 150.

The Company budgeted EBITDA of $(3.0) million for the three months ended March 31, 2006, and excluding non-budgeted legal costs of $2.7 million, achieved $(2.8) million of EBITDA for the period. Subsequent to March 31, 2006, approximately $1.2 million of such legal costs have been reimbursed by the Company’s insurers. Total expenses related to litigation were (exclusive of any such reimbursement) $3.5 million for the first quarter of 2006, and $4.1 million for the 12 months ending December 31, 2005. Such extraordinary legal expenses have adversely affected cash flow.

The Company derives substantially all of its revenue from U.S. Government contracting, and as such it is annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, the Company has historically experienced higher revenues in its third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the January to June time period. During the three month period ending March 31, 2006, this seasonal reduction in orders and extraordinary litigation expense, have combined to adversely affect the Company’s EBITDA and cash flows. As the anticipated U.S. Government orders are realized during the third and fourth quarters of 2006, the Company, based upon current projected EBITDA, believes its liquidity will improve during these periods. The Company further believes such projected improvements in its liquidity later in 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and planned capital expenditures for 2006.

The Company is actively working with its vendors, partners and subcontractors to mitigate the effect of these cash flow constraints during this period. Additionally, as discussed in Note 3 – Debt Obligations, the Company and Wells Fargo Foothill have amended the Senior Revolving Credit Facility to provide the Company with a four-month over-advance in the amount of $3 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current cash flow constraints.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 – Debt Obligations, the Company has obtained waivers and less restrictive cash flow covenants with respect to its Senior Revolving Credit Facility. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants. Also, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of its Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s Xacta subsidiary might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at March 31, 2006, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	2006	2007 - 2009	2010 - 2012	2013 and later
Long-term debt (1)	$12,552	$—	$12,552	$—	$—
Capital lease obligations (2)	18,191	1,904	5,505	5,402	5,380
Operating lease obligations (2)	2,261	537	1,383	341	—
Senior preferred stock (3)	8,704	—	8,704	—	—
Public preferred stock redemption (4)	72,307	—	72,307	—	—

Total	$114,015	$2,441	$100,451	$5,743	$5,380

(1)	Includes amounts due October 31, 2008, pursuant to senior credit facility and senior subordinated note agreements.
(2)	Includes total lease payments.
(3)	Includes dividends accrual of $6.0 million. See Note 4 – Redeemable Preferred Stock.
(4)	Includes dividends and accretion accrual of $63.5 million, payment of which presumes conditions precedent being satisfied. See Note 4 – Redeemable Preferred Stock. Additionally, as discussed in Note 6 – Contingencies and Subsequent Events, additional dividends in the amount of $9.4 million will be recorded in the second quarter of 2006.

Recent Accounting Pronouncements

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. Statement No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and was adopted by the Company on January 1, 2006. See disclosures under the “Reclassifications and Restatements” caption.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 requires that the measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard has not yet affected the Company’s financial position or results of operations. The potential effect of Statement No. 153 in future financial statements is currently being considered.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as specified by ARB No. 43. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard has not yet affected the Company’s financial position or results of operations. The potential effect of Statement No. 151 in future financial statements is currently being considered.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Effective April 2005, interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of March 31, 2006 the Wells Fargo “prime rate” was 7.75%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for the first three months of 2006 and 2005 were 9.9% and 9.4%, respectively. The Facility had an outstanding balance of $7.4 million at March 31, 2006.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) and Rule 15d-15(e) under the Exchange Act), as of March 31, 2006, and concluded that those disclosure controls and procedures are effective in timely alerting them to any material changes in information required to be included in the Company’s periodic Securities and Exchange Commission filings.

There were no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company intends to continue its diligent review and evaluation of the design and effectiveness of the controls, with the intention of continuous improvements to such controls, and to correct in a timely manner any significant deficiencies and material weaknesses that may be discovered. The Company’s goal is to provide senior management with detailed information and timely access to all material information concerning the business. While the Company believes the present design of its disclosure controls and procedures effectively achieves its objectives, additional regulatory requirements, such as Sarbanes-Oxley Section 404 - Management Assessment of Internal Controls, scheduled for implementation by the Company by December 2007, and future unforeseen events may cause the Company to significantly modify such disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to the litigation set forth below.

SecureInfo

As previously reported in the Form 8-K on March 27, 2006 regarding the current status of litigation with SecureInfo Corporation (see Item 8.01 Other Events), the Company has entered into a settlement agreement with SecureInfo in which all parties dismissed, with prejudice, all pending claims, including the patent infringement counterclaim. As part of the settlement agreement, Telos agreed to not pursue legal action for patent infringement against SecureInfo for a period of three years from the date of the agreement. In addition, the parties have entered into various business arrangements including software licensing agreements, an Original Equipment Manufacturer (OEM) agreement and a reseller agreement. A joint stipulation of dismissal was filed on March 22, 2006 with the United States District Court for the Eastern District of Virginia.

Costa Brava

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s Public Preferred Stock, filed a lawsuit in the Circuit Court of Baltimore City in the State of Maryland (“Complaint”) against the Company, its directors, and certain of its officers. According to Amendment No. 6 to Schedule 13D filed by Costa Brava on October 18, 2005, Costa Brava owns 15.9% of the outstanding Public Preferred Stock.

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

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene as a matter of right, and in the alternative at the discretion of the court. On February 23, 2006, Telos filed a motion to stay the intervention proceedings pending resolution of its motion to dismiss. The judge issued the order to stay on February 27th.

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

The Company’s answer to the complaint was filed on April 28, 2006.

On May 12, 2006, Telos opposed Wynnefield’s motion to intervene at a hearing. On May 16, 2006, the court issued an order denying Wynnefield’s motion to intervene as a matter of right, but granted the motion on permissive grounds since Wynnefield is similarly situated with Costa Brava although their interests are not identical.

On May 22, 2006, a status conference took place with all the parties before Judge Matricciani. The trial date is currently set to begin on April 9, 2007.

On May 25, 2006, an Amended Order was entered by Judge Matricciani, designating Wynnefield Partners as the Plaintiff with Costa Brava in the Lawsuit.

On May 26, 2006, Costa Brava and Wynnefield Partners filed a Motion for Preliminary Injunction asking the Court to enjoin the Company from selling Xacta Corporation (“Xacta”) or any of the assets of Xacta, until the litigation is resolved on the merits. The opposition to the motion is due on June 26, 2006.

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

Item 1A. Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because these factors currently have a significant impact or may have a significant impact on the Company’s business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-Q as a result of the risk factors discussed below and elsewhere in this Form 10-Q.

The Company’s ability to maintain sufficient liquidity and access to capital markets, including the ability to successfully restructure its balance sheet may have a significant impact on its business. The Company derives substantially all of its revenue from U.S. Government contracting, and as such it is annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, the Company has historically experienced higher revenues in its third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the January to June time period. During the three month period ending March 31, 2006, this seasonal reduction in orders and extraordinary litigation expense, have combined to adversely affect the Company’s EBITDA and cash flows. As the anticipated U.S. Government orders are realized during the third and fourth quarters of 2006, the Company, based upon current projected EBITDA, believes its liquidity will improve during these periods. The Company further believes such projected improvements in its liquidity later in 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and planned capital expenditures for 2006.

The Company is actively working with its vendors, partners and subcontractors to mitigate the effect of these cash flow constraints during this period. Additionally, as discussed in Note 3 – Debt Obligations, the Company and Wells Fargo Foothill have amended the Senior Revolving Credit Facility to provide the Company with a four-month over-advance in the amount of $3 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current cash flow constraints.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 – Debt Obligations, the Company has obtained waivers and less restrictive cash flow covenants with respect to its Senior Revolving Credit Facility. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants. Also, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of its Xacta subsidiary or one or more lines of business of its Xacta subsidiary. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s Xacta subsidiary might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

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

Government oversight. As a U.S. Government contractor, the Company is subject to oversight by many agencies and entities of the U.S. Government that may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U. S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. To the best of management’s knowledge, there are no pending investigations, inquiries, claims or audits against the Company likely to have a material adverse effect on the Company’s business or its consolidated results of operations, cash flows or financial position.

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

The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their Chief Executive Officers and Chief Financial Officers and Directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It has become more difficult and more expensive for the Company to obtain director and officer liability insurance. Further, Board members, the Chief Executive Officer and the Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified Board members and executive officers, which could harm its business.

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

Item 3. Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2006, total undeclared unpaid dividends accrued for financial reporting purposes are $5.7 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $13.4 million, and, as more fully disclosed in Note 6 – Contingencies and Subsequent Events, the Company accrued an additional $9.4 million in interest expense in the second quarter of 2006. For the cash dividends payable since December 1, 1995, the Company has accrued $42.6 million as of March 31, 2006.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of March 31, 2006 and December 31, 2005, and throughout all of 2005.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on March 8, 2000 (Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K report for the year ended December 31, 2005)

10.105*	Waiver and Tenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Part II items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 22, 2006	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer