Form 10-Q
period 2006-06-30
TELOS CORP
filed 2006-08-14
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-8443

TELOS CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19886 Ashburn Road, Ashburn, Virginia	20147-2358
(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2006, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenue
Products	$15,387	$11,969	$25,722	$33,974
Services	20,426	12,630	35,265	25,636

	35,813	24,599	60,987	59,610
Costs and expenses
Cost of sales - Products	15,380	10,590	24,250	28,201
Cost of sales - Services	13,473	9,246	25,282	19,140
Selling, general and administrative expenses	6,946	7,940	17,359	14,969

Operating income (loss)	14	(3,177)	(5,904)	(2,700)
Other income (expenses)
Other income	5	5	15	38
Losses from affiliates	—	—	(92)	—
Interest expense	(13,919)	(2,149)	(16,038)	(4,288)

Loss before taxes	(13,900)	(5,321)	(22,019)	(6,950)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(13,900)	(5,321)	(22,019)	(6,950)

Discontinued operations:
Gain on sale of TCC, net of tax	—	—	—	1,000

Net loss	$(13,900)	$(5,321)	$(22,019)	$(5,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $54 at June 30, 2006 and December 31, 2005)	$64	$62
Accounts receivable, net of reserve of $574 and $493, respectively	24,552	24,913
Inventories, net of obsolescence reserve of $118 and $121, respectively	4,084	4,318
Other current assets	2,099	1,804

Total current assets	30,799	31,097
Property and equipment, net of accumulated depreciation of $14,427 and $14,310, respectively	9,128	9,321
Other assets	1,226	1,444

Total assets	$41,153	$41,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$27,460	$19,053
Accrued compensation and benefits	4,953	4,457
Deferred revenue	3,955	5,631
Capital lease obligations – short-term	574	536
Other current liabilities	3,448	3,205

Total current liabilities	40,390	32,882
Senior credit facility	11,546	12,159
Senior subordinated notes	5,179	5,179
Capital lease obligations	9,020	9,239
Senior redeemable preferred stock (Note 4)	8,809	8,599
Public preferred stock (Note 4)	85,329	71,008

Total	160,273	139,066

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	—
Accumulated deficit	(119,301)	(97,282)

Total stockholders’ deficit	(119,120)	(97,204)

Total liabilities and stockholders’ deficit	$41,153	$41,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Loss from continuing operations	$(22,019)	$(6,950)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Dividends and accretion of preferred stock as interest expense	14,531	3,023
Stock-based compensation	103	—
Depreciation and amortization	869	929
Other noncash items	81	47
Changes in other operating assets and liabilities	7,939	10,908

Cash provided by continuing operating activities	1,504	7,957

Investing activities:
Net proceeds from sale of TCC	—	1,000
Purchase of property and equipment	(580)	(760)

Cash (used in) provided by investing activities	(580)	240

Financing activities:
Repayment of borrowings under senior credit facility, net	(613)	(6,140)
Increase in book overdrafts	(127)	(1,840)
Payments under capital leases	(182)	(222)

Cash used in financing activities	(922)	(8,202)

Increase (decrease) in cash and cash equivalents	2	(5)
Cash and cash equivalents at beginning of period	62	67

Cash and cash equivalents at end of period	$64	$62

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,554	$1,297

Noncash:
Interest on redeemable preferred stock	$14,531	$3,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, and Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Ubiquity.com, Inc. (collectively, the “Company”). The Company has applied the equity method of accounting for its investment in Enterworks, Inc. (“Enterworks”). The Company also has an investment in Teloworks, Inc. (“Teloworks,” formerly Enterworks International, Inc.), and has consolidated its results of operations. See Note 2 – Investment in Enterworks. Significant intercompany transactions have been eliminated.

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

Reclassifications and Restatements

Certain reclassifications and restatements have been made to prior year financial statements to conform to the classifications used in the current period. The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of operations are summarized below:

Six Months Ended June 30, 2005 (in thousands)	As Previously Reported	Adjustments	Reference	As Restated
Revenue	$59,535	$(59,535)	a	$—
Products	—	33,974	a	33,974
Services	—	25,636	a, c	25,636

	$59,535	$75		$59,610

Cost of sales	$47,266	$(47,266)	b	$—
Products	—	28,201	b	28,201
Services	—	19,140	b, c	19,140

	$47,266	$75		$47,341

Three Months Ended June 30, 2005 (in thousands)	As Previously Reported	Adjustments	Reference	As Restated
Revenue	$24,574	$(24,574)	a	$—
Products	—	11,969	a	11,969
Services	—	12,630	a, c	12,630

	$24,574	$25		$24,599

Cost of sales	$19,811	$(19,811)	b	$—
Products	—	10,590	b	10,590
Services	—	9,246	b, c	9,246

	$19,811	$25		$19,836

a -	Restatement of aggregate Revenue into Product Revenue and Services Revenue:

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

c -	Restatement of warranty expense, warranty liability and revenue associated with non-separately priced warranties. The restatement resulted in an increase in Revenue and an increase in Cost of Sales by $25,000 and $75,000 for the three and six months ended June 30, 2005, respectively. It also decreased Deferred Revenue and increased Other Current Liabilities by $25,000 and $75,000 for the three and six months ended June 30, 2005, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. Statement No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and was adopted by the Company on January 1, 2006. See disclosures above under the “Reclassifications and Restatements” caption.

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

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revenue Recognition.” The Company considers amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

The Company recognizes revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions,” and is limited to the price charged when the element is sold separately or if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

Substantially all of the Company’s contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the AICPA’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period; revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs (on a proportional performance basis).

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

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with APB No. 25. Under APB No. 25, the Company recognized no compensation cost for employee stock options, as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company has applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. Such amount disclosed for the three and six months ended June 30, 2005 was $26,000 and $64,000. Disclosures for the three and six months ended June 30, 2006 are not presented, because stock-based compensation was accounted for under FAS 123(R)’s fair value method during these periods.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement as of June 30, 2006, include compensation costs for all unvested stock options that were granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no share-based payments granted on or after December 31, 2005. Results for prior periods have not been restated.

Note 2. Investment in Enterworks

Enterworks, Inc.

As of December 31, 2005, the Company owns 671,968 shares of common stock, 729,731 shares of Series A-1 Preferred Stock and 1,793,903 shares of Series B-1 Preferred Stock of Enterworks, Inc. (“Enterworks”), as a result of Enterworks’ recapitalization which occurred on October 14, 2005. This equates to a fully diluted ownership percentage of 19.4%. Prior to the recapitalization, the Company owned 17,153,059 shares of Enterworks common stock, 1,785,714 shares of Series B Convertible Preferred Stock and held warrants to purchase 6,374,997 underlying common stock shares. This equated to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

On April 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of a small content publishing company. In consideration for this purchase, Enterworks issued approximately 8.1 million shares of its common stock to the acquired company’s stockholders. As of April 30, 2006, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 12.6%.

In May and June of 2006, Enterworks completed a private financing through the issuance of 13.8 million shares of its Series C Preferred Stock to various investors. Subsequent to this transaction, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 8.2%.

On June 30, 2006, Enterworks completed a transaction in which it purchased 100% of a services company. In consideration for this purchase, Enterworks issued approximately 21.1 million shares of its common stock to the acquired company’s stockholders. As a result, Telos’ ownership in Enterworks, on a fully diluted basis, was further reduced to 5.3%.

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

During the six months ended June 30, 2006, in accordance with APB 18, the Company recognized its share of Enterworks losses and reduced the carrying value of its investment in Enterworks to zero.

In December 2003, the Company entered into a two-year Original Equipment Manufacturer (“OEM”) software license agreement (“SLA”) with Enterworks that, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, would own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the Enterworks Process Exchange™ (“EPX”) software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. In December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, in exchange for a one-time fixed fee of $300,000, and for $15,000 per month thereafter, Enterworks agreed to provide the Company with maintenance and OEM technical product support for two years, commencing in January of 2005. The one-time fixed fee is being amortized over two years.

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

Pursuant to its terms, upon execution of the Agreement for Services and Sublease, the equivalent of five monthly payments, or $87,500, for the period from January 1, 2006 through May 31, 2006, became due to Telos from Enterworks. Under the terms of the third amendment to the Agreement for Services and Sublease, Telos and Enterworks have agreed to a payment plan to bring the arrearage current by December 31, 2006.

Teloworks, Inc. (formerly Enterworks International, Inc.)

In December 2003, the Company purchased a 50% interest in Teloworks, which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. The business purpose of such investment was substantially founded upon anticipated future cost savings on future labor costs, or an acquired “assembled workforce” (an acquired intangible asset). As techniques to measure the value of an assembled workforce and the related intellectual capital with sufficient reliability are not available and, as Teloworks was not expected to generate any substantial cash flows going forward, the investment was written off as of the balance sheet date of December 31, 2003, consistent with paragraph 17 of SFAS 142, “Goodwill and Other Intangible Assets.”

Furthermore and also pursuant to the terms of the stock purchase agreement and the stockholder agreement (“Agreement”) setting forth the transaction, the Company agreed to fund up to 50% of Teloworks’ 2004 operating costs for an amount not to exceed $300,000 in 2004 (and certain direct expenses that amounted to $89,000 in 2004), and 50% of such operating costs and certain expenses thereafter, which amounted to approximately $392,000 for the first six months of 2006, $265,000 for the first six months of 2005, and $607,000 for all of 2005. Beginning in 2004, any such costs have been consolidated with the Company’s results of operations.

Pursuant to the Agreement, the Company and Enterworks are required to fund the operations of Teloworks according to a funding schedule set forth in the Agreement. For calendar year 2005, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $664,000 as of October 14, 2005, and as such the $664,000 was funded and expensed by the Company. However, as a result of Enterworks’ recapitalization effort, the $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock and was recorded as an investment in Enterworks. As discussed above, in accordance with APB 18, the Company has recognized its share of Enterworks losses and reduced the investment in Enterworks to zero.

As a result of additional funding by the Company late in 2005, the Company funded an additional $58,000 for Teloworks on behalf of Enterworks. In 2006, Enterworks has been unable to fund its proportionate share of the scheduled funding, which amounted to $245,000 as of June 30, 2006. Consistent with subsection 3.4(d) of the Agreement, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Teloworks. The Agreement also provides for a cure period for the defaulting party, which has been waived. On May 19, 2006, the Company provided notice to Enterworks of its default and, pursuant to the waiver of the cure period by Enterworks, exercised its rights under the Agreement to transfer the calculated ownership percentage to the Company. The amount of the Enterworks default set forth in the notice was approximately $303,000. As a result of such exercise of its rights per the Agreement, the Company now owns 80.0% of Teloworks. Accordingly, the Company has consolidated Enterworks’ portion of such costs, $245,000 and $407,000 for the six months ended June 30, 2006 and 2005, respectively. Therefore, total costs attributable to Teloworks that are consolidated with the Company’s results of operations for June 30, 2006 and 2005, were $637,000 and $672,000 for those respective periods.

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

Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of June 30, 2006 the Wells Fargo “prime rate” was 8.25%) or 5.75%, whichever is higher. As of June 30, 2006, the interest rate on the Facility was 9.25%.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also required the Company to meet certain financial covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Facility. Since the Facility’s inception, certain financial covenants have been amended and restated to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement.

The Company and Wells Fargo Foothill have agreed upon modified EBITDA covenants to more accurately reflect the Company’s future performance based upon revised projections. The Company has been in compliance with its modified EBITDA covenants through June 30, 2006. In addition, the Company and Wells Fargo Foothill have amended the Facility, to provide for a four-month over-advance and an amendment of its term with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declines over the term, which expired July 29, 2006. As of August 7, 2006, the Company has availability under its current arrangement (which did not include the $3.0 million over-advance as it had expired) of approximately $1.0 million. The Company is currently negotiating a resumption of the $3.0 million over-advance and an increase in the line of credit of up to an additional $10.0 million. Such over-advance is subject to certain additional covenants and reporting requirements, including a minimum sales requirement. The Company paid fees in the amount of $100,000 and $50,000 in April and July of 2006, respectively, for the over-advance. The interest rate for the over-advance ranged from 12.75% to 13.25% during the its term.

At June 30, 2006, the Company had outstanding borrowings of $11.5 million and unused borrowing availability of $2.5 million on the Facility. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement) on the outstanding borrowings under the Facility were 12.3% and 9.9% for the six months ended June 30, 2006 and 2005, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company paid a one-time fee of 1%. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At June 30, 2006, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $15.9 million.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, respectively, at June 30, 2006 and December 31, 2005.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179[1]
Senior Credit Facility	2008	$11,546[2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to October 31, 2008.

[2]	Balance due represents balance as of June 30, 2006, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2006, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At June 30, 2006 and 2005, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.8 million and $5.4 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the three months ended June 30, 2006 and 2005 was $1,868,000 and $451,000, respectively, and for the six months ended June 30, 2006 and 2005 was $2,212,000 and $902,000, respectively. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2006 was 3,185,586. The stock trades over The OTC Bulletin Board. The aggregate fair value of the public preferred stock at June 30, 2006 was $58.1 million.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of June 30, 2006 and December 31, 2005.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2006. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor.”

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

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $55.7 million as of June 30, 2006, and $38.2 million as of June 30, 2005.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the six months ended June 30, 2006 and 2005, dividends totaling $12.1 million (net of the $3.5 million previously recorded) and $1.9 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to its Xacta subsidiary or one or more lines of its business. The objective of the Company is, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded, in consequence of the commencement of this process by Jefferies Quarterdeck and the ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. The objective of the Company to utilize the proceeds of this strategic process with respect to its Xacta subsidiary or one or more line of its business to partially or completely recapitalize its balance sheet, therefore, is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends, although, as stated above, there can be no assurance whether or as to the time frame in which the strategic process with respect to the Company’s Xacta subsidiary or one or more lines of its business might enable the Company to pay such dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $85.3 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2006. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 5. Reportable Business Segments

As of June 30, 2006, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

Managed Solutions: Develops, markets and sells integration services that address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions that consist of industry leading IT products from OEMs with complimentary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Wireless LAN solutions, Enterprise Messaging solutions, Identity Management solutions, Information Security Consulting services and IT Security Management software solutions.

The accounting policies of the reportable segments are the same as those referred to in Note 1 – General. The Company evaluates the performance of its operating segments based on revenue, gross profit and segment profit (loss) before income taxes and interest income or expense.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2006 and 2005 is set forth in the following table (in thousands). The “other” column includes corporate related items.

	Three Months Ended				Six Months Ended
	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other(1)	Total
June 30, 2006
External revenues	$11,498	$24,315	$—	$35,813	$20,927	$40,060	$—	$60,987
Gross margin	326	6,634	—	6,960	571	10,884	—	11,455
Segment (loss) profit (2)	(1,079)	1,093	—	14	(3,001)	(2,903)	—	(5,904)
Total assets	8,141	22,963	10,049	41,153	8,141	22,963	10,049	41,153
Capital expenditures	13	28	136	177	13	135	432	580
Depreciation and amortization (3)	4	136	301	441	7	270	592	869

	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other	Total
June 30, 2005
External revenues	$6,101	$18,498	$—	$24,599	$19,451	$40,159	$—	$59,610
Gross margin	574	4,188	—	4,762	2,684	9,585	—	12,269
Segment loss (2)	(883)	(2,294)	—	(3,177)	(532)	(2,168)	—	(2,700)
Total assets	8,484	25,262	10,117	43,863	8,484	25,262	10,117	43,863
Capital expenditures	2	96	235	333	10	288	462	760
Depreciation and amortization (3)	47	149	260	456	131	286	512	929

(1)	Corporate assets are property and equipment, cash and other assets.

(2)	Segment profit (loss) represents operating income (loss).

(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

In the second quarters of 2006 and 2005, the Company derives substantially all of its revenue from contracts and subcontracts with the U.S. Government. The Company does not have any material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in any specific geographical area within the United States. The Company has six separate facilities located in various states, the District of Columbia and Germany.

Note 6. Contingencies and Subsequent Events

Financial Condition and Going Concern Considerations

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to legal expenses, the Company’s working capital deficit was $9.6 million as of June 30, 2006. Total expenses related to litigation were (net of $1.2 million in reimbursements by the Company’s insurers) $3.7 million for the first six months of 2006, and $4.1 million for the 12 months ended December 31, 2005. Such legal expenses have adversely affected working capital. The Company is actively working with its vendors, partners and subcontractors to mitigate the effect of these working capital constraints during this period. Additionally, as discussed in Note 3 – Debt Obligations, the Company and Wells Fargo Foothill have amended the Senior Revolving Credit Facility to provide the Company with a four-month over-advance and an amendment of its term with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declines over the term, which expired July 29, 2006. As of August 7, 2006, the Company has availability under its current arrangement (which did not include the $3.0 million over-advance as it had expired) of approximately $1.0 million. The Company is currently negotiating a resumption of the $3.0 million over-advance and an increase in the line of credit of up to $10.0 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. However, as described in Note 3 – Debt Obligations, the Company has obtained waivers and less restrictive cash flow covenants with respect to its Senior Revolving Credit Facility with Wells Fargo Foothill. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

Also, the Company derives substantially all of its revenue from U.S. Government contracting, and as such it is annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, the Company has historically experienced higher revenues in its third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the January to June time period.

During the six month period ending June 30, 2006, the seasonal reduction in orders and the litigation expenses, have combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility). See Note 3 – Debt Obligations. As the anticipated U.S. Government orders are expected to be realized during the third and fourth quarters of 2006, the Company, based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), believes its liquidity will improve during these periods. The Company further believes such projected improvements in its liquidity later in 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and planned capital expenditures for 2006.

Furthermore, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of its Xacta subsidiary or one or more lines of its business. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s Xacta subsidiary or one or more lines of its business might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

On June 22, 2006, the Board of Directors established a Transaction Committee to oversee the previously announced sale process being conducted by Jefferies Quarterdeck on behalf of the Company with respect to some or all of the Company’s Xacta lines of business. The Transaction Committee consists of Geoffrey B. Baker, David Borland, Norman P. Byers, Ambassador Langhorne A. Motley and Malcolm M.B. Sterrett, with Thomas L. Owsley and Bruce J. Stewart to be added when the work of the Special Litigation Committee, on which they currently serve, has been concluded. On June 29, 2006, the Transaction Committee engaged Stifel Nicolaus & Company, Incorporated of Baltimore as financial advisors to the Transaction Committee.

On August 10, 2006, the Board of Directors determined that the Transaction Committee would expand its previously announced efforts to explore strategic alternatives for the Company to include, without limitation, the possibility of selling the entire Company. There can be no assurance that a strategic transaction will be proposed by the Company or that if one is proposed, it would receive the requisite approval from the holders of the Company’s various classes of outstanding shares.

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

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene as a matter of right, and in the alternative at the discretion of the court. On February 23, 2006 Telos filed a motion to stay the intervention proceedings pending resolution of its motion to dismiss. The judge issued the order to stay on February 27. Telos opposed Wynnefield’s motion to intervene at a hearing on May 12. On May 16, 2006 the court issued an order denying Wynnefield’s motion to intervene as a matter of right, but granted the motion on permissive grounds since Wynnefield is similarly situated with Costa Brava although their interests are not identical. Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs.”

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

On May 25, 2006, an Amended Order was entered by Judge Matricciani, designating Wynnefield Partners as the Plaintiff with Costa Brava in the Lawsuit.

On May 26, 2006, Plaintiffs filed a Motion for a Preliminary Injunction to prevent the sale or disposal of Xacta Corporation or any of its assets until the lawsuit is resolved on the merits. Defendants filed its opposition on June 26, 2006. The hearing on the motion for preliminary injunction was originally scheduled for July 25, 2006, however, it has been postponed to a yet to be determined later date. The delay was requested by Plaintiffs who claimed that the Defendants had failed to respond to Plaintiffs’ discovery requests.

At this early stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Plaintiffs’ claims, will vigorously defend the matter, and oppose the relief sought.

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

General

•	Secure Messaging – Xacta’s Secure Messaging business line (“Secure Messaging”) designs, sells, deploys and supports a web-based system for secure automated distribution and management of organizational electronic messages across a user’s enterprise through its own Automated Message Handling System (“AMHS”). In addition, the Secure Messaging business line provides support services to the U.S. Government’s Defense Message System (“DMS”). The goal of DMS and AMHS is to make messaging information available as quickly as possible to those who need it, whether in the office or on the battlefield. AMHS operates at all security levels for Department of Defense (“DoD”), civilian and intelligence community messaging requirements.

•	Secure Wireless – Xacta’s Secure Wireless business line (“Secure Wireless”) offers wireless local area network (“WLAN”) solutions that enable DoD users to extend their enterprise network beyond offices and other wired facilities. With WLAN technology, users in remote or hard-to-wire locations, including flightlines, on-board ships, in warehouses, or forwardly deployed locations can access databases, information, and applications just as if they were connected to the wired enterprise LAN. Xacta uses extensive proprietary knowledge and experience coupled with commercial-off-the-shelf (“COTS”) products to deliver a solution that significantly reduces user costs and enhances efficiency.

•	Information Assurance – Xacta’s Information Assurance business line (“IA”) designs, sells, deploys and manages solutions that protect and support the security of enterprise IT resources throughout the U.S. Government and certain financial federally insured depositary institution businesses. The IA business line offers software and service solutions for compliance assessment, continuous risk and sustained compliance management, and security process enforcement through its software product offering, Xacta IA ManagerTM. Xacta IA Manager is the leading solution for U.S. Government certification and accreditation (C&A) activities in the marketplace today. In addition, the business line’s cleared, highly-skilled, and IA-certified security professionals offer a full range of enterprise security consulting and implementation services.

•	Identity Management – Xacta’s Identity Management (“IM”) business line provides identity management solutions. Xacta IM solutions offer control of physical access to military bases, office buildings, disaster sites, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources. They create a perimeter that protects and defends the physical and virtual resources of key defense and civilian agencies. Xacta partners with leading technology companies to deliver integrated solutions that ensure virtually impenetrable physical and logical protection. The Company also has experience with wireless technologies, PKI security, information assurance, systems integration, maintenance, and support to ensure optimal performance and integrity.

•	Managed Solutions — Telos’ Managed Solutions Group develops, markets, and sells integration solutions that address a wide range of government IT requirements. Telos solutions feature industry-leading IT products from major technology partners, which are augmented by Telos’ intellectual property and extensive value-added services and support. The Managed Solutions Group also provides professional services that support various federal IT programs and initiatives around the world. Telos has global experience with integration engagements to anticipate and address the requirements of defense and federal agencies of any scope. Technical capabilities include a 67,000-square-foot assembly and integration area and warehouse facilities, as well as the Telos Customer Support Center (“TCSC”), which provides 24/7/365 help-desk and field support.

Backlog

The Company’s total backlog was $129.0 million and $94.4 million at June 30, 2006 and 2005, respectively. Backlog was $118.3 million at December 31, 2005. The total backlog of each of the segments at June 30, 2006 and 2005 was as follows: Managed Solutions Group - $34.3 million and $19.5 million, respectively; and Xacta - $94.7 million and $74.9 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2006 and 2005 was $72.3 million and $80.6 million, respectively. The funded backlog of each of the segments at June 30, 2006 and 2005 was as follows: Managed Solutions Group - $34.2 million and $18.5 million, respectively; and Xacta - $38.1 million and $62.1 million, respectively.

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

The condensed consolidated statements of operations include the results of Telos Corporation and its wholly owned subsidiaries. The Company budgeted EBITDA of $(3.8) million for the six months ended June 30, 2006, and excluding non-budgeted legal costs of $2.2 million, achieved $(2.9) million of EBITDA for the period.

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6	80.6	81.2	79.4
SG&A expenses	19.4	32.3	28.5	25.1

Operating loss	—	(12.9)	(9.7)	(4.5)
Other income	—	—	—	.1
Losses from affiliates	—	—	(.1)	—
Interest expense	(38.9)	(8.7)	(26.3)	(7.2)

Loss before taxes	(38.9)	(21.6)	(36.1)	(11.6)
Income tax expense	—	—	—	—

Loss from continuing operations	(38.9)	(21.6)	(36.1)	(11.6)
Gain on sale of TCC	—	—	—	1.6

Net loss	(38.9)%	(21.6)%	(36.1)%	(10.0)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales
Managed Solutions	$11,498	$6,101	$20,927	$19,451
Xacta	24,315	18,498	40,060	40,159

Total	$35,813	$24,599	$60,987	$59,610

Gross Profit
Managed Solutions	$326	$574	$571	$2,684
Xacta	6,634	4,188	10,884	9,585

Total	$6,960	$4,762	$11,455	$12,269

Gross Margin
Managed Solutions	2.8%	9.4%	2.7%	13.8%
Xacta	27.3%	22.6%	27.2%	23.9%
Total	19.4%	19.4%	18.8%	20.6%

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

The Company’s sales for the second quarter of 2006 were $35.8 million, an increase of $11.2 million or 45.7%, compared to the second quarter 2005 sales of $24.5 million. Such increase consists of a $5.8 million increase in sales from Xacta, primarily attributable to increased sales in its Secure Messaging and IA Services business lines, as well as a $5.4 million increase in sales from Managed Solutions, primarily attributable to increased orders from the NETCENTS contract. On a nonsegmented basis as displayed on the face of the statement of operations, product revenues increased from $12.0 million for the second quarter in 2005 to $15.4 million for the same period in 2006. This increase was primarily attributable to increased orders in the NETCENTS contract. Services revenues increased from $12.6 million for the second quarter in 2005 to $20.4 million for the same period in 2006. This increase was primarily attributable to growth in the Secure Messaging and IA Services business lines and increased NETCENTS services orders in the Managed Solutions business lines.

The Company’s cost of sales for the second quarter of 2006 was $28.9 million, an increase of $9.0 million compared to the same period in 2005, due primarily to the increase in sales.

The Company’s gross profit for the second quarter of 2006 increased by $2.2 million to $7.0 million compared to the same period in 2005. Gross margin remained constant at 19.4% compared to the same period in 2005, however, gross margin for Xacta increased by 4.7%, and while that of Managed Solutions decreased by 6.6%. The increase in gross margin for Xacta is primarily attributable to increased margin in the Secure Messaging and Secure Wireless business lines. The decrease in gross margin for Managed Solutions is attributable to several factors including continued downward pressure on prices in the product reselling sector, increased orders under the NETCENTS contract that have carried smaller margins, and working capital constraints (see Note 6 – Contingencies and Subsequent Events). Working capital constraints have, in some cases, limited the Company’s supplier options with respect to order fulfillment.

The Company’s selling, general, and administrative expense (“SG&A”) for the second quarter of 2006 was $6.9 million, a decrease of approximately $1.0 million or 12.5% compared to the same period in 2005, primarily due to no bonus accrual in 2006.

The Company’s operating income for the second quarter of 2006 was $14,000, compared to $3.2 million of operating loss in the same period in 2005.

The Company’s interest expense for the second quarter of 2006 was $13.9 million, an increase of $11.8 million compared to $2.1 million in the same period in 2005, primarily due to the accretion and dividend accrual adjustments on the public preferred stock, as discussed in Note 4 – Redeemable Preferred Stock.

The Company recorded a full valuation allowance against its deferred tax assets as of June 30, 2005 and December 31, 2005. The Company maintained its full valuation position during the quarter ended June 30, 2006.

The Company’s net loss for the second quarter of 2006 was $13.9 million, an increase of $8.6 million compared to $5.3 million net loss in the same period in 2005, primarily attributable to the increase in interest expense related to the public preferred stock as discussed above.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

The Company’s sales for the six months ended June 30, 2006 were $61.0 million, an increase of $1.4 million or 2.3%, compared to sales of $59.6 million for the same period in 2005. Such increase consists of a $1.5 million increase in sales from Managed Solutions, offset by $0.1 million decrease in sales from Xacta. On a nonsegmented basis as displayed on the face of the statement of operations, product revenues decreased from $34.0 million for the six months ended June 30, 2005 to $25.7 million for the same period in 2006. This decrease was primarily attributable to decreased product sales in the Wireless and Identity Management business lines. Services revenues increased from $25.6 million for the six months ended June 30, 2005 to $35.3 million for the same period in 2006. This increase was primarily attributable to growth in the Secure Messaging and IA Services business lines and increased NETCENTS services orders in the Managed Solutions business lines.

The Company’s cost of sales for the six months ended June 30, 2006 was $49.5 million, an increase of $2.2 million compared to the same period in 2005, due primarily to the increase in sales.

The Company’s gross profit for the six months ended June 30, 2006 decreased by $0.8 million to $11.5 million compared to the same period in 2005. Gross margin decreased from 20.6% to 18.8% compared to the same period in 2005, however, gross margin for Xacta increased by 3.3%, while that of Managed Solutions decreased by 11.1%. The decrease in gross margin for Managed Solutions is attributable to several factors including higher margin on the ARISS (Army Recruiting Information Security System) laptop resale program in the first quarter of 2005, continued downward pressure on prices in the product reselling sector, increased orders under the NETCENTS contract that have carried smaller margins, and working capital constraints (see Note 6 – Contingencies and Subsequent Events). Working capital constraints have, in some cases, limited the Company’s supplier options with respect to order fulfillment.

The Company’s selling, general, and administrative expense (“SG&A”) for the six months ended June 30, 2006 was $17.4 million, an increase of approximately $2.4 million or 16.0% compared to the same period in 2005, primarily due to litigation related expenses.

The Company’s operating loss for the six months ended June 30, 2006 was $5.9 million, compared to $2.7 million of operating loss in the same period in 2005.

The Company’s interest expense for the six months ended June 30, 2006 was $16.0 million, an increase of $11.8 million compared to $4.3 million in the same period in 2005, primarily due to the accretion and dividend accrual adjustments on the public preferred stock, as discussed in Note 4 – Redeemable Preferred Stock.

The Company recorded a full valuation allowance against its deferred tax assets as of June 30, 2005 and December 31, 2005. The Company maintained its full valuation position during the six months ended June 30, 2006.

The Company’s net loss for the six months ended June 30, 2006 was $22.0 million, an increase of $16.1 million compared to $5.9 million net loss in the same period in 2005, primarily attributable to the increase in interest expense related to the public preferred stock as discussed above.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company’s capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

In April 2005, the Company renewed, on amended terms, the $22.5 million Facility with Wells Fargo Foothill that was originally scheduled to mature on October 21, 2005. The amended terms included, primarily a revolving line limit of $15 million with an interest rate of Wells Fargo “prime rate” plus 1%, and an extension of its maturity date to October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of June 30, 2006 the Wells Fargo “prime rate” was 8.25%) or 5.75%, whichever is higher. As of June 30, 2006, the interest rate on the Facility was 9.25%.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also required the Company to meet certain financial covenants, including tangible net worth and EBITDA, as defined in the Facility. Since the Facility’s inception, certain financial covenants have been amended and restated to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement.

At June 30, 2006, the Company was in compliance with its covenants pursuant to the Facility. The Company and Wells Fargo Foothill have agreed upon modified EBITDA covenants to more accurately reflect the Company’s future performance based upon revised projections. In addition, the Company and Wells Fargo Foothill have amended the Facility, to provide for a four-month over-advance and an amendment of its term with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declines over the term, which expired July 29, 2006. As of August 7, 2006, the Company has availability under its current arrangement (which did not include the $3.0 million over-advance as it had expired) of approximately $1.0 million. The Company is currently negotiating a resumption of the $3.0 million over-advance and an increase in the line of credit of up to $10.0 million. Such over-advance is subject to certain additional covenants and reporting requirements, including a minimum sales requirement. The Company paid fees in the amount of $100,000 and $50,000 in April and July of 2006, respectively, for the over-advance. The interest rate for the over-advance ranged from 12.75% to 13.25% during its term.

At June 30, 2006, the Company had outstanding borrowings of $11.5 million and unused borrowing availability of $2.5 million on the Facility. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement) on the outstanding borrowings under the Facility were 12.3% and 9.9% for the six months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, cash provided by continuing operating activities was $1.6 million. Cash used in investing activities was approximately $0.7 million. Cash used in financing activities was approximately $0.9 million.

Senior Subordinated Notes

The Company’s Senior Subordinated Notes (“Notes”) totaled $5.2 million at June 30, 2006. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company agreed to pay a one-time fee of 1%. During the first six months of 2006 and 2005, the Company paid $375,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $15.9 million at June 30, 2006. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At June 30, 2006, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $94.1 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first six months of 2006 and 2005, the Company recorded $12.3 million, and $2.1 million, respectively, of dividends on the two classes of redeemable preferred stock.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2006, the remaining 27.4% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2005 and June 30, 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2006. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor”.

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

Dividend Provisions

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $55.7 million as of June 30, 2006 and $38.2 million as of June 30, 2005.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the six months ended June 30, 2006 and 2005, dividends totaling $12.3 million and $1.9 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit. The aggregate fair value of the public preferred stock at June 30, 2006 was $58.1 million.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to it Xacta subsidiary or one or more lines of its business. The objective of the Company is, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded, in consequence of the commencement of this process by Jefferies Quarterdeck and the ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and 13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. The objective of the Company to utilize the proceeds of this strategic process with respect to its Xacta subsidiary or one or more lines of its business to partially or completely recapitalize its balance sheet, therefore, is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends, although, as stated above, there can be no assurance whether or as to the time frame in which the strategic process with respect to the Company’s Xacta subsidiary or one or more lines of its business might enable the Company to pay such dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $85.3 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2006. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At June 30, 2006, the Company had outstanding debt and long-term obligations of $120.4 million, consisting of $11.5 million under the Facility, $5.2 million in subordinated debt, $9.6 million in capital lease obligations and $94.1 million in redeemable preferred stock classified as liability in accordance with FAS 150.

The Company budgeted EBITDA (as defined by the Wells Fargo Foothill Facility), see Note 3 – Debt Obligations, of $(3.8) million for the six months ended June 30, 2006, and excluding non-budgeted legal costs of $2.2 million, achieved $(2.9) million of EBITDA for the period.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to legal expenses, the Company’s working capital deficit was $9.6 million as of June 30, 2006. Total expenses related to litigation were (net of $1.2 million in reimbursements by the Company’s insurers) $3.7 million for the first six months of 2006, and $4.1 million for the 12 months ended December 31, 2005. Such legal expenses have adversely affected working capital. The Company is actively working with its vendors, partners and subcontractors to mitigate the effect of these working capital constraints during this period. Additionally, as discussed in Note 3 – Debt Obligations, the Company and Wells Fargo Foothill have amended the Senior Revolving Credit Facility to provide the Company with a four-month over-advance and an amendment of its term with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declines over the term, which expired July 29, 2006. As of August 7, 2006, the Company has availability under its current arrangement (which did not include the $3.0 million over-advance as it had expired) of approximately $1.0 million. The Company is currently negotiating a resumption of the $3.0 million over-advance and an increase in the line of credit of up to $10.0 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. However, as described in Note 3 – Debt Obligations, the Company has obtained waivers and less restrictive cash flow covenants with respect to its Senior Revolving Credit Facility with Wells Fargo Foothill. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

Also, the Company derives substantially all of its revenue from U.S. Government contracting, and as such it is annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, the Company has historically experienced higher revenues in its third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the January to June time period.

During the six month period ending June 30, 2006, the seasonal reduction in orders and the litigation expenses, have combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility). As the anticipated U.S. Government orders are realized during the third and fourth quarters of 2006, the Company, based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), believes its liquidity will improve during these periods. The Company further believes such projected improvements in its liquidity later in 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and planned capital expenditures for 2006.

Furthermore, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of its Xacta subsidiary or one or more lines of its business. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s Xacta subsidiary or one or more lines of its business might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at June 30, 2006, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

	Total	Payments due by Period
		2006	2007 - 2009	2010 - 2012	2013 and later
Long-term debt (1)	$16,725	$—	$16,725	$—	$—
Capital lease obligations (2)	18,161	1,901	5,485	5,395	5,380
Operating lease obligations (2)	2,124	539	1,330	255	—
Senior preferred stock (3)	8,810	—	8,810	—	—
Public preferred stock redemption (4)	85,329	—	85,329	—	—

Total	$131,149	$2,440	$117,679	$5,650	$5,380

(1)	Includes amounts due October 31, 2008, pursuant to senior credit facility and senior subordinated note agreements.

(2)	Includes total lease payments.

(3)	Includes dividends accrual of $5.8 million. See Note 4 – Redeemable Preferred Stock.

(4)	Includes dividends and accretion accrual of $79.0 million, payment of which presumes conditions precedent being satisfied. See Note 4 – Redeemable Preferred Stock.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. “ FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as specified by ARB No. 43. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard has not yet affected the Company’s financial position or results of operations. The potential effect of Statement No. 151 in future financial statements is currently being considered.

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

Certain Factors That May Affect Future Results

A number of uncertainties exist that could adversely affect the Company’s future operating results, including, without limitation, the cost and continued availability to the Company of adequate capital and financing to support its business; the Company’s ability to pursue and implement successfully strategic alternatives, including the possible sale of its Xacta subsidiary and one or more lines of its business, any adverse impact related to the ongoing litigation including the legal proceedings discussed in this report under Part II, Item 1; the ability to attract and retain personnel; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure the Company without costly and/or extended litigation related to such restructuring. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with its partners and suppliers.

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

For discussion of additional factors that may affect future results of operations and financial condition, see Item 1A – “Risk Factors” in this Report.

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

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Senior Credit Facility. Effective April 2005, interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of June 30, 2006 the Wells Fargo “prime rate” was 8.25%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for the first six months of 2006 and 2005 were 12.3% and 9.9%, respectively. The Facility had an outstanding balance of $11.5 million at June 30, 2006.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) and Rule 15d-15(e) under the Exchange Act), as of June 30, 2006, and concluded that those disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) is accumulated and communicated to the Company’s management including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding timely disclosures.

There have been no changes in the Company’s internal controls or in other factors during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Costa Brava

As previously reported, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s Public Preferred Stock, filed a lawsuit in the Circuit Court of Baltimore City in the State of Maryland (“Complaint”) against the Company, its directors, and certain of its officers. According to Amendment No. 6 to Schedule 13D filed by Costa Brava on October 18, 2005, Costa Brava owns 15.9% of the outstanding Public Preferred Stock. On May 16, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) was allowed to intervene as Plaintiff. According to Amendment No. 6 to Schedule 13D filed by Wynnefield on May 26, 2006, Wynnefield owns 11.7% of the outstanding Public Preferred Stock. Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs.”

On May 26, 2006, Plaintiffs filed a Motion for a Preliminary Injunction to prevent the sale or disposal of Xacta Corporation or any of its assets until the lawsuit is resolved on the merits. Defendants filed its opposition on June 26, 2006. The hearing on the Motion for Preliminary Injunction was originally scheduled for July 25, 2006, however, it has been postponed to a yet to be determined later date. The delay was requested by Plaintiffs who claimed that the Defendants had failed to respond to Plaintiffs’ discovery requests.

At this early stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Plaintiffs’ claims, will vigorously defend the matter, and oppose the relief sought.

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to legal expenses, the Company’s working capital deficit was $9.6 million as of June 30, 2006. Total expenses related to litigation were (net of $1.2 million in reimbursements by the Company’s insurers) $3.7 million for the first six months of 2006, and $4.1 million for the 12 months ended December 31, 2005. Such legal expenses have adversely affected working capital. The Company is actively working with its vendors, partners and subcontractors to mitigate the effect of these working capital constraints during this period. Additionally, as discussed in Note 3 – Debt Obligations, the Company and Wells Fargo Foothill have amended the Senior Revolving Credit Facility to provide the Company with a four-month over-advance and an amendment of its term with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declines over the term, which expired July 29, 2006. As of August 7, 2006, the Company has availability under its current arrangement (which did not include the $3.0 million over-advance as it had expired) of approximately $1.0 million. The Company is currently negotiating a resumption of the $3.0 million over-advance and an increase in the line of credit of up to $10.0 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. However, as described in Note 3 – Debt Obligations, the Company has obtained waivers and less restrictive working capital covenants with respect to its Senior Revolving Credit Facility with Wells Fargo Foothill. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

Also, the Company derives substantially all of its revenue from U.S. Government contracting, and as such it is annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, the Company has historically experienced higher revenues in its third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the January to June time period.

During the six month period ending June 30, 2006, the seasonal reduction in orders and the litigation expenses, have combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility), see Note 3 – Debt Obligations. As the anticipated U.S. Government orders are expected to be realized during the third and fourth quarters of 2006, the Company, based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), believes its liquidity will improve during these periods. The Company further believes such projected improvements in its liquidity later in 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and planned capital expenditures for 2006.

Furthermore, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of its Xacta subsidiary or one or more lines of its business. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s Xacta subsidiary or one or more lines of its business might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

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

The Company relies on its intellectual property, and any failure to protect, or any misappropriation of its intellectual property could harm its business.

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

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2006, total undeclared unpaid dividends accrued for financial reporting purposes are $5.8 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 4 – Redeemable Preferred Stock, the Company accrued an additional $9.9 million in interest expense in the second quarter of 2006. For the cash dividends payable since December 1, 1995, the Company has accrued $55.7 million as of June 30, 2006.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of June 30, 2006 and December 31, 2005, and throughout all of 2005.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on March 8, 2000 (Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K report for the year ended December 31, 2005)

10.106*	Eleventh Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Part II items 2, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer