Form 10-Q
period 2006-09-30
TELOS CORP
filed 2006-11-20
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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

As of November 7, 2006, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenue
Products	$22,712	$27,406	$48,434	$61,379
Services	12,381	13,226	47,646	38,863

	35,093	40,632	96,080	100,242
Costs and expenses
Cost of sales - Products	21,689	23,653	45,939	51,855
Cost of sales - Services	9,817	9,782	35,098	28,922
Selling, general and administrative expenses	7,212	6,841	24,571	21,809

Operating (loss) income	(3,625)	356	(9,528)	(2,344)
Other income (expenses)
Other income	14	5	29	42
Losses from affiliates	—	—	(92)	—
Interest expense	(2,270)	(2,241)	(18,309)	(6,528)

Loss before taxes	(5,881)	(1,880)	(27,900)	(8,830)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(5,881)	(1,880)	(27,900)	(8,830)

Discontinued operations:
Gain on sale of TCC, net of tax	—	—	—	1,000

Net loss	$(5,881)	$(1,880)	$(27,900)	$(7,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2006 (Unaudited)	December 31, 2005 (Restated)
ASSETS
Current assets
Cash and cash equivalents (includes restricted cash of $0 at September 30, 2006 and $54 at December 31, 2005)	$13	$62
Accounts receivable, net of reserve of $385 and $493, respectively	25,092	24,913
Inventories, net of obsolescence reserve of $118 and $121, respectively	4,051	4,318
Other current assets	6,721	1,804

Total current assets	35,877	31,097
Property and equipment, net of accumulated depreciation of $14,783 and $14,310, respectively	8,891	9,321
Other assets	331	1,444

Total assets	$45,099	$41,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2006 (Unaudited)	December 31, 2005 (Restated)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$33,083	$19,053
Accrued compensation and benefits	5,098	4,457
Deferred revenue	7,424	4,209
Capital lease obligations – short-term	594	536
Other current liabilities	3,495	4,627

Total current liabilities	49,694	32,882
Senior credit facility	10,769	12,159
Senior subordinated notes	5,179	5,179
Capital lease obligations	8,863	9,239
Senior redeemable preferred stock (Note 4)	8,916	8,599
Public preferred stock (Note 4)	86,679	71,008

Total	170,100	139,066

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	—
Accumulated deficit	(125,182)	(97,282)

Total stockholders’ deficit	(125,001)	(97,204)

Total liabilities and stockholders’ deficit	$45,099	$41,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Loss from continuing operations	$(27,900)	$(8,830)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Dividends and accretion of preferred stock as interest expense	15,989	4,537
Stock-based compensation	103	—
Depreciation and amortization	1,593	1,403
Other noncash items	(78)	109
Changes in other operating assets and liabilities	9,740	2,538

Cash used in continuing operating activities	(553)	(243)

Investing activities:
Net proceeds from sale of TCC	—	1,000
Purchase of property and equipment	(726)	(907)

Cash (used in) provided by investing activities	(726)	93

Financing activities:
Repayment of borrowings under senior credit facility, net	(1,390)	(2,830)
Increase in book overdrafts	2,938	3,329
Payments under capital leases	(318)	(344)

Cash provided by financing activities	1,230	155

(Decrease) increase in cash and cash equivalents	(49)	5
Cash and cash equivalents at beginning of period	62	67

Cash and cash equivalents at end of period	$13	$72

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,278	$1,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Telos Corporation and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, and Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Ubiquity.com, Inc. (collectively, the “Company”). The Company has applied the equity method of accounting for its investment in Enterworks, Inc. (“Enterworks”). The Company also has an investment in Teloworks, Inc. (“Teloworks,” formerly Enterworks International, Inc.), and has consolidated its results of operations. See Note 2 – Investment in Enterworks. Significant intercompany transactions have been eliminated.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Additionally, as more fully described in Note 6 – Contingencies and Subsequent Events, the Company is involved in an outstanding legal matter and an unfavorable outcome from this matter could result in a material adverse effect upon the Company’s financial position and results of operations. Management’s plans with respect to this matter, as well as other matters, are also disclosed in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications and Restatements

Certain reclassifications and restatements have been made to prior year financial statements to conform to the classifications used in the current period. The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of operations are summarized below:

Nine Months Ended September 30, 2005	As Previously Reported	Adjustments	Reference	As Restated
(in thousands)
Revenue	$100,103	$(100,103)	a	$—
Products	—	61,379	a	61,379
Services	—	38,863	a, c	38,863

	$100,103	$139		$100,242

Cost of sales	$80,638	$(80,638)	b	$—
Products	—	51,855	b	51,855
Services	—	28,922	b, c	28,922

	$80,638	$139		$80,777

Three Months Ended September 30, 2005	As Previously Reported	Adjustments	Reference	As Restated
(in thousands)
Revenue	$40,568	$(40,568)	a	$—
Products	—	27,406	a	27,406
Services	—	13,226	a, c	13,226

	$40,568	$64		$40,632

Cost of sales	$33,371	$(33,371)	b	$—
Products	—	23,653	b	23,653
Services	—	9,782	b, c	9,782

	$33,371	$64		$33,435

The reclassification and restatement adjustments to amounts previously presented in the consolidated balance sheets are summarized below:

Year Ended December 31, 2005	As Previously Reported	Adjustments	Reference	As Restated
(in thousands)
Deferred revenue	$5,631	$(1,422)	d	$4,209
Other current liabilities	3,205	1,422	d	4,627

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

c - Restatement of warranty expense, warranty liability and revenue associated with non-separately priced warranties. The restatement resulted in an increase in Revenue and an increase in the same amount in Cost of Sales by $64,000 and $139,000 for the three and nine months ended September 30, 2005, respectively. It also decreased Deferred Revenue and increased Other Current Liabilities in the same amount by $64,000 and $139,000 for the three and nine months ended September 30, 2005, respectively.

d - Reclassification of Deferred Revenue and Other Current Liabilities:

As a result of the restatement of warranty liability in prior years, Deferred Revenue decreased and Other Current Liabilities increased by $1,422,000, for the year ended December 31, 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating the effect of that adoption of this statement will have on its consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

Substantially all of the Company’s contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the AICPA’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period; revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

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

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with APB No. 25. Under APB No. 25, the Company recognized no compensation cost for employee stock options, as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. Such amount disclosed for the three and nine months ended September 30, 2005 was $30,000 and $94,000. Disclosures for the three and nine months ended September 30, 2006 are not presented, because stock-based compensation was accounted for under FAS 123(R)’s fair value method during these periods.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement as of September 30, 2006 in the amount of $103,000, include compensation costs for all unvested stock options that were granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no share-based payments granted on or after December 31, 2005. Results for prior periods have not been restated.

Note 2. Investment in Enterworks

Enterworks, Inc.

As of December 31, 2005, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock and 1,793,903 shares of Series B-1 Preferred Stock of Enterworks, Inc. (“Enterworks”), as a result of Enterworks’ recapitalization which occurred on October 14, 2005. This equated to a fully diluted ownership percentage of 19.4%. Prior to the recapitalization, the Company owned 17,153,059 shares of Enterworks common stock, 1,785,714 shares of Series B Convertible Preferred Stock and held warrants to purchase 6,374,997 underlying common stock shares. This equated to a fully diluted ownership percentage of 21.5%. The Company accounts for its investment in Enterworks as prescribed by APB Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock.”

On April 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of Ennovative Commerce Solutions, Inc., a content publishing company. In consideration for this purchase, Enterworks issued approximately 8.1 million shares of its common stock to the acquired company’s stockholders. As of April 30, 2006, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 12.6%.

In May and June of 2006, Enterworks completed a private financing through the issuance of 13.8 million shares of its Series C Preferred Stock to various investors. Subsequent to this transaction, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 8.2%.

On June 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of Saltmine, Inc., a services company. In consideration for this purchase, Enterworks issued approximately 21.1 million shares of its common stock to the acquired company’s stockholders. As a result, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 5.3%. Due to the Company’s continued significant influence through its representation on the Board of Directors of Enterworks, the Company continues to account for its investment on the equity method.

Separately, all notes receivable from Enterworks previously owned by the Company totaling $4.0 million were converted into 215,500 shares of Enterworks’ common stock and 729,731 shares of Series A-1 Preferred Stock, as a result of the Enterworks recapitalization mentioned above. Approximately $3.3 million of such notes were received in exchange for rent and professional services performed by the Company, pursuant to a lease and an inter-company services agreement. In accordance with APB 18 and Emerging Issues Task Force Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee,” the Company reduced the carrying amounts of the notes to zero during 2004 and 2003, as the Company’s share of the Enterworks losses exceeded the carrying value of the notes. All of such notes issued to the Company in 2003 and 2002 included a provision for repayment of four times principal and accrued interest in the event that Enterworks liquidates, enters into dissolution or seeks bankruptcy protection. The remaining $.7 million was acquired as a result of a purchase agreement with a third-party in August 2005, whereby the Company acquired 1,785,714 shares of Enterworks Series B Convertible Preferred Stock, 1,875,000 warrants to purchase Enterworks common stock, and $.7 million of Enterworks Demand 10% Convertible Promissory Notes.

During the nine months ended September 30, 2006, in accordance with APB 18, the Company recognized its share of Enterworks losses and reduced the carrying value of its investment in Enterworks from $92,000 to zero.

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

In May 2006, the Company and Enterworks amended their Agreement for Services and Sublease (“Agreement”) effective as of January 1, 2006. Pursuant to the Agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for an aggregate amount of $210,000 per year, payable in 12 equal installments of $17,500 per month.

Pursuant to its terms, upon execution of the Agreement, the equivalent of five monthly payments, or $87,500, for the period from January 1, 2006 through May 31, 2006, became due to Telos from Enterworks. Under the terms of the third amendment to the Agreement, Telos and Enterworks have agreed to a payment plan to bring the arrearage current by December 31, 2006. Enterworks has made all payments due, under the Agreement and arrearage plan, through September 30, 2006.

Teloworks, Inc. (formerly Enterworks International, Inc.)

In December 2003, the Company purchased a 50% interest in Teloworks, which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. The investment was founded upon anticipated future cost savings on projected labor costs, or an acquired “assembled workforce” (an acquired intangible asset). As techniques to measure the value of an assembled workforce and the related intellectual capital with sufficient reliability were not available and, as Teloworks was not expected to generate any substantial cash flows going forward, the investment was written off as of the balance sheet date of December 31, 2003, consistent with paragraph 17 of SFAS 142, “Goodwill and Other Intangible Assets.”

Furthermore and in accordance with the terms of the Stock Purchase Agreement and the Stockholder Agreement (“Teloworks Agreements”) setting forth the transaction, the Company agreed to fund up to 50% of Teloworks’ 2004 operating costs for an amount not to exceed $300,000 in 2004 (and certain direct expenses that amounted to $89,000 in 2004), and 50% of such operating costs and certain expenses thereafter, which amounted to approximately $560,000 for the first nine months of 2006, $440,000 for the first nine months of 2005, and $607,000 for all of 2005. Beginning in 2004, any such costs have been consolidated with the Company’s results of operations.

Pursuant to the Teloworks Agreements, the Company and Enterworks are required to fund the operations of Teloworks according to a funding schedule set forth in the Teloworks Agreements. For calendar year 2005, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $664,000 as of October 14, 2005, and as such the $664,000 was funded and expensed by the Company. However, as a result of Enterworks’ recapitalization effort, the $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock and was recorded as an investment in Enterworks. As noted above, in accordance with APB 18, the Company has recognized its share of Enterworks losses and reduced the investment in Enterworks to zero during the nine months ended September 30, 2006.

Late in 2005, the Company funded an additional $58,000 for Teloworks on behalf of Enterworks. In 2006, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $245,000 as of September 30, 2006. Consistent with subsection 3.4(d) of the Teloworks Agreements, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Teloworks. The Teloworks Agreements also provides for a cure period for the defaulting party, which has been waived. On May 19, 2006, the Company provided notice to Enterworks of its default and, pursuant to the waiver of the cure period by Enterworks, exercised its rights under the Teloworks Agreements to transfer the calculated ownership percentage to the Company. The amount of the Enterworks default set forth in the notice was approximately $303,000, which was comprised of the $58,000 additional funding and the $245,000 funding on Enterworks behalf as stated above. As a result of such exercise of its rights per the Teloworks Agreements, the Company now owns 80.0% of Teloworks. Accordingly, the Company has consolidated Enterworks’ portion of such costs, $245,000 and $609,000 for the nine months ended September 30, 2006 and 2005, respectively. Therefore, total costs attributable to Teloworks that are consolidated with the Company’s results of operations for September 30, 2006 and 2005, were $805,000 and $1,049,000 for those respective periods.

Note 3. Debt Obligations

Senior Revolving Credit Facility

In April 2005, the Company renewed, on amended terms, the $22.5 million Senior Revolving Credit Facility, as originated in October 2002, (as amended, the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) (formerly known as Foothill Capital Corporation) that was originally scheduled to mature on October 21, 2005. The amended terms included, primarily a revolving line limit of $15 million with an interest rate of Wells Fargo “prime rate” plus 1%, and an extension of its maturity date to October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of September 30, 2006 the Wells Fargo “prime rate” was 8.25%) or 5.75%, whichever is higher. As of September 30, 2006, the interest rate on the Facility was 9.25%.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Facility. Since the Facility’s inception, certain financial covenants have been amended and restated, at various times, to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement. The Company and Wells Fargo Foothill have amended the EBITDA covenants based upon revised projections. The Company has been in compliance with its modified EBITDA covenants through September 30, 2006.

In addition, effective as of April 10, 2006, the Company and Wells Fargo Foothill amended the Facility to provide the Company with a four-month over-advance and an amendment of its terms with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declined over the term, which expired July 29, 2006. The Company paid fees in the amount of $100,000 and $50,000 in April and July of 2006, respectively, for the over-advance. The interest rate for the over-advance ranged from 12.75% to 13.25% during its term, which was 5% over the Wells Fargo “prime rate”.

Effective September 12, 2006, the Company and Wells Fargo Foothill have amended the Facility to provide the Company with an increase in the line of credit to $21.0 million, an over-advance and an amendment of its terms with respect to the availability block, the combined available balance of which ranges from $1.0 million and $3.0 million over the term, which expires December 30, 2006, and less restrictive EBITDA covenants. The Company paid fees in the amount of $140,000 in October 2006 for the over-advance. The interest rate for the over-advance was 13.25% in September and October, which was 5% over the Wells Fargo “prime rate”. As of November 6, 2006, the Company has availability under its current arrangement of approximately $5.3 million.

At September 30, 2006, the Company had outstanding borrowings of $10.8 million and unused borrowing availability of $3.8 million on the Facility. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement) on the outstanding borrowings under the Facility were 12.4% and 9.4% for the nine months ended September 30, 2006 and 2005, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company paid a one-time fee of 1%. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At September 30, 2006, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $16.6 million.

The balance of the Series B and C Notes was $2.5 million and $2.7 million, respectively, at September 30, 2006 and December 31, 2005.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179 [1]
Senior Credit Facility	2008	$10,769 [2]

[1]	Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have entered into an agreement to extend the maturity date of the Notes to October 31, 2008.

[2]	Balance due represents balance as of September 30, 2006, however, the Facility is a revolving credit facility with fluctuating balances based upon the eligible underlying asset-borrowing base and the varying working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2006, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At September 30, 2006 and 2005, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.9 million and $5.5 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. Such accretion for the three months ended September 30, 2006 and 2005 was $395,000 and $451,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $2,607,000 and $1,354,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2006 was 3,185,586. The stock trades over the OTC Bulletin Board. The aggregate fair value of the public preferred stock at September 30, 2006 was $62.1 million.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of September 30, 2006 and December 31, 2005.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2006. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor.”

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

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $56.7 million and $39.2 million as of September 30, 2006 and 2005, respectively.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the nine months ended September 30, 2006 and 2005, dividends totaling $13.1 million (net of the $3.5 million previously recorded) and $2.9 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to its Xacta subsidiary or one or more lines of its business. As of September 30, 2006, the Company is exploring strategic alternatives including, but not limited to, the possibility for the sale of one or more lines of its business, or an infusion of capital. The objective of the Company was, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded that with the commencement of the strategic alternative process undertaken by Jefferies Quarterdeck and the related ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. The objective of the Company to utilize the proceeds of this strategic process with respect to one or more lines of its business to partially or completely recapitalize its balance sheet, therefore, is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends, although, as stated above, there can be no assurance whether or as to the time frame in which the strategic process with respect to the Company’s one or more lines of its business might enable the Company to pay such dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $86.7 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2006. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 5. Reportable Business Segments

As of September 30, 2006, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005 is set forth in the following table (in thousands). The “other” column includes corporate related items.

	Three Months Ended				Nine Months Ended
	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other(1)	Total
September 30, 2006
External revenues	$18,832	$16,261	$—	$35,093	$39,759	$56,321	$—	$96,080
Gross margin	479	3,108	—	3,587	1,051	13,992	—	15,043
Segment loss (2)	(1,396)	(2,229)	—	(3,625)	(4,398)	(5,130)	—	(9,528)
Total assets	20,139	15,397	9,563	45,099	20,139	15,397	9,563	45,099
Capital expenditures	—	25	121	146	13	160	553	726
Depreciation and amortization (3)	65	166	307	538	200	494	899	1,593

	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other	Total
September 30, 2005 (restated)
External revenues	$16,421	$24,211	$—	$40,632	$35,852	$64,390	$—	$100,242
Gross margin	1,235	5,962	—	7,197	3,919	15,546	—	19,465
Segment (loss) profit (2)	(1,028)	1,384	—	356	(1,560)	(784)	—	(2,344)
Total assets	14,972	24,170	9,857	48,999	14,972	24,170	9,857	48,999
Capital expenditures	6	58	83	147	17	345	545	907
Depreciation and amortization (3)	65	147	262	474	196	433	774	1,403

(1)	Corporate assets are property and equipment, cash and other assets.

(2)	Segment profit (loss) represents operating income (loss).

(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

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

Note 6. Contingencies and Subsequent Events

Financial Condition and Going Concern Considerations

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total direct expenses related to litigation-related expenses, the Company’s working capital deficit was $13.8 million as of September 30, 2006. Total expenses related to litigation were (net of $1.7 million in reimbursements by the Company’s insurers) $4.8 million for the first nine months of 2006, and $4.1 million for the 12 months ended December 31, 2005. Such unreimbursed legal expenses continue to adversely affect working capital. The Company is actively working with its vendors, including law firms, partners and subcontractors to mitigate the effect of these working capital constraints during this period. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was detailed to the Transaction Committee of the Board in July, and which the Company has executed upon and continues to execute upon.

Additionally, as discussed in Note 3 – Debt Obligations, effective as of April 10, 2006, the Company and Wells Fargo Foothill amended the Facility to provide the Company with a four-month over-advance and an amendment of its terms with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declined over the term, which expired July 29, 2006. Effective September 12, 2006, the Company and Wells Fargo Foothill have amended the Facility to provide the Company with an increase in the line of credit to $21.0 million, an over-advance and an amendment of its terms with respect to the availability block, the combined available balance of which ranges from $1.0 million and $3.0 million over the term, which expires December 30, 2006, and less restrictive EBITDA covenants. As of November 6, 2006, the Company has availability under its current arrangement of approximately $5.3 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

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

During the nine month period ended September 30, 2006, the seasonal reduction in orders in the first and second quarters, decrease in gross margin and increase in litigation-related expenses, have combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility). See Note 3 – Debt Obligations. The Company currently anticipates that it will receive increased orders during the fourth quarter of 2006, insurance reimbursements for legal expenses, combined with the company-wide reorganization and cost reduction plan instituted in June 2006, the Company, based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), expects its liquidity will improve going forward. The Company further believes such projected improvements in its liquidity in the fourth quarter of 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2006.

Furthermore, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives including, but not limited to, the possibility for the sale of one or more lines of its business, or an infusion of capital. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s one or more lines of its business might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

Legal Proceedings

The Company is a party to the litigation set forth below.

Costa Brava Partnership III, L.P.

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

On January 9, 2006, the Company filed a motion to dismiss the Complaint or, in the alternative, to stay the action until the Special Litigation Committee had sufficient time to properly investigate and respond to Costa Brava’s demands. On the same day, the Company officers and directors each filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim. The oral arguments were heard on February 28, 2006 before Judge Albert J. Matricciani, Jr. On March 30, 2006, the court granted the motions in part and denied them in part. The motion to dismiss filed by the directors was granted with respect to Director Stewart, but denied in all other parts. The motion to dismiss filed by the officers was denied. In the motion filed by the Company, it was granted with respect to Costa Brava’s demand for an appointment of a receiver to take charge of the Company’s assets and operate the business. In addition, the court granted the motion to dismiss the specific counts of the Complaint with respect to any derivative claims based on transactions or events that occurred prior to January 25, 2005, but denied the motion with respect to the derivative claims based on transactions or events that occurred on or after January 25, 2005. The judge also denied the alternative request for a stay.

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene as a matter of right, and in the alternative at the discretion of the court. On May 16, 2006 the court issued an order denying Wynnefield’s motion to intervene as a matter of right, but granted the motion on permissive grounds, stating that Wynnefield is similarly situated with Costa Brava although their interests are not identical. On May 25, 2006, an Amended Order was entered by Judge Matricciani, designating Wynnefield Partners as the Plaintiff with Costa Brava in the Lawsuit. Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs.”

The Company’s answer to the complaint was filed on April 28, 2006.

On May 22, 2006, a status conference took place with all the parties before Judge Matricciani. At that conference, the trial date was set for April 9, 2007. However, on October 11, 2006, Judge Matricciani issued a revised scheduling order, scheduling trial to begin on September 4, 2007.

On May 26, 2006, Plaintiffs filed a Motion for a Preliminary Injunction to prevent the sale or disposal of Xacta Corporation or any of its assets until the lawsuit is resolved on the merits. Defendants filed its opposition on June 26, 2006. The hearing on the motion for preliminary injunction was originally scheduled for July 25, 2006, and then postponed. The delay was requested by Plaintiffs who claimed that the Defendants had failed to respond to Plaintiffs’ discovery requests. On October 26, 2006, an order was issued dismissing the motion without prejudice.

On August 30, 2006, Plaintiffs filed a Motion for Receivership, claiming that the recent resignations of six of the nine members of the Board of Directors demonstrate that the Company is “ungovernable”, and therefore a receiver should be appointed to manage the affairs of the Company and to ultimately dissolve it. After a series of depositions of the former directors and the chief executive officer, the hearing on the motion was held on October 18, 2006 in Baltimore, Maryland. On October 30, 2006, each party submitted a Supplemental Memorandum of Proposed Findings of Facts and Conclusions of Law.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Plaintiffs’ claims, will vigorously defend the matter, and will continue to oppose the relief sought.

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

Backlog

The Company’s total backlog was $179.7 million and $99.2 million at September 30, 2006 and 2005, respectively. Backlog was $118.3 million at December 31, 2005. The total backlog of each of the segments at September 30, 2006 and 2005 was as follows: Managed Solutions Group - $52.3 million and $32.3 million, respectively; and Xacta - $127.3 million and $66.9 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2006 and 2005 was $108.6 million and $90.0 million, respectively. The funded backlog of each of the segments at September 30, 2006 and 2005 was as follows: Managed Solutions Group - $52.1 million and $31.3 million, respectively; and Xacta - $56.5 million and $58.7 million, respectively.

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

The condensed consolidated statements of operations include the results of Telos Corporation and its wholly owned subsidiaries. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was detailed to the Transaction Committee of the Board in July, and which the Company has executed upon and continues to execute upon.

The principal element of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.8	82.3	84.3	80.6
SG&A expenses	20.5	16.8	25.6	21.8

Operating (loss) income	(10.3)	0.9	(9.9)	(2.4)
Other income	—	—	—	—
Losses from affiliates	—	—	(0.1)	—
Interest expense	(6.5)	(5.5)	(19.0)	(6.4)

Loss before taxes	(16.8)	(4.6)	(29.0)	(8.8)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(16.8)	(4.6)	(29.0)	(8.8)
Gain on sale of TCC	—	—	—	1.0

Net loss	(16.8)%	(4.6)%	(29.0)%	(7.8)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (restated)	2006	2005 (restated)
Sales
Managed Solutions	$18,832	$16,421	$39,759	$35,852
Xacta	16,261	24,211	56,321	64,390

Total	$35,093	$40,632	$96,080	$100,242

Gross Profit
Managed Solutions	$479	$1,235	$1,051	$3,919
Xacta	3,108	5,962	13,992	15,546

Total	$3,587	$7,197	$15,043	$19,465

Gross Margin
Managed Solutions	2.5%	7.5%	2.6%	10.9%
Xacta	19.1%	24.6%	24.8%	24.1%
Total	10.2%	17.7%	15.7%	19.4%

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

The Company’s sales for the third quarter of 2006 were $35.1 million, a decrease of $5.5 million or 13.5%, compared to the third quarter 2005 sales of $40.6 million. Such decrease consists of an $8.0 million decrease in sales from Xacta, primarily attributable to decreased sales in its Secure Wireless business line, offset by a $2.4 million increase in sales from Managed Solutions, primarily attributable to increased orders from the NETCENTS contract. On a nonsegmented basis as displayed on the face of the statement of operations, product revenues decreased from $27.4 million for the third quarter in 2005 to $22.7 million for the same period in 2006, primarily attributable to decreased product sales in the Secure Wireless business line. Services revenues decreased from $13.2 million for the third quarter in 2005 to $12.4 million for the same period in 2006, primarily attributable to differences in types and timing of services.

The Company’s cost of sales for the third quarter of 2006 was $31.5 million, a decrease of $1.9 million compared to the same period in 2005, due primarily to the decrease in sales.

The Company’s gross profit for the third quarter of 2006 decreased by $3.6 million to $3.6 million compared to the same period in 2005. Gross margin decreased to 10.2% in the third quarter of 2006, from 17.7% in the same period in 2005. The decrease in gross margin is attributable to several factors including continued downward pressure on prices in the product reselling sector, increased orders under the NETCENTS contract that have carried smaller margins, and working capital constraints (see Note 6 – Contingencies and Subsequent Events). Working capital constraints have, in some cases, limited the Company’s supplier options with respect to order fulfillment.

The Company’s selling, general, and administrative expense (“SG&A”) for the third quarter of 2006 was $7.2 million, an increase of approximately $0.4 million or 5.4% compared to the same period in 2005, due primarily to litigation-related expenses.

The Company’s operating loss for the third quarter of 2006 was $3.6 million, compared to $0.4 million of operating income in the same period in 2005, due primarily to decreases in gross profit noted above and increase in litigation-related expenses.

The Company’s interest expense for the third quarter of 2006 was $2.3 million, an increase of $29,000 compared to the same period in 2005.

The Company recorded a full valuation allowance against its deferred tax assets as of September 30, 2005 and December 31, 2005. The Company maintained its full valuation position during the quarter ended September 30, 2006.

The Company’s net loss for the third quarter of 2006 was $5.9 million, an increase of $4.0 million compared to $1.9 million net loss in the same period in 2005.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

The Company’s sales for the nine months ended September 30, 2006 were $96.1 million, a decrease of $4.1 million or 4.1%, compared to sales of $100.2 million for the same period in 2005. Such decrease consists of an $8.1 million decrease in sales from Xacta, offset by $3.9 million increase in sales from Managed Solutions. The decrease in sales from Xacta is primarily due to a decrease in Secure Wireless sales, offset by increases in the Secure Messaging and IA business areas. On a nonsegmented basis as displayed on the face of the statement of operations, product revenues decreased from $61.4 million for the nine months ended September 30, 2005 to $48.4 million for the same period in 2006. This decrease was primarily attributable to decreased product sales in the Wireless and Identity Management business lines. Services revenues increased from $38.9 million for the nine months ended September 30, 2005 to $47.6 million for the same period in 2006. This increase was primarily attributable to growth in the Secure Messaging and IA Services business lines and increased NETCENTS services orders in the Managed Solutions business lines.

The Company’s cost of sales for the nine months ended September 30, 2006 was $81.0 million, an increase of $0.3 million compared to the same period in 2005.

The Company’s gross profit for the nine months ended September 30, 2006 decreased by $4.4 million to $15.0 million compared to the same period in 2005. Gross margin decreased from 19.4% to 15.7% compared to the same period in 2005, however, gross margin for Xacta increased by 0.7%, while that of Managed Solutions decreased by 8.3%. The decrease in gross margin for Managed Solutions is attributable to several factors including higher margin on the ARISS (Army Recruiting Information Security System) laptop resale program in the first quarter of 2005, continued downward pressure on prices in the product reselling sector, increased orders under the NETCENTS contract that have carried smaller margins, and working capital constraints (see Note 6 – Contingencies and Subsequent Events). Working capital constraints have, in some cases, limited the Company’s supplier options with respect to order fulfillment.

The Company’s selling, general, and administrative expense (“SG&A”) for the nine months ended September 30, 2006 was $24.6 million, an increase of approximately $2.8 million or 12.7% compared to the same period in 2005, primarily due to litigation related expenses.

The Company’s operating loss for the nine months ended September 30, 2006 was $9.5 million, compared to $2.3 million of operating loss in the same period in 2005.

The Company’s interest expense for the nine months ended September 30, 2006 was $18.3 million, an increase of $11.8 million compared to $6.5 million in the same period in 2005, primarily due to the accretion and dividend accrual adjustments on the public preferred stock, as discussed in Note 4 – Redeemable Preferred Stock.

The Company recorded a full valuation allowance against its deferred tax assets as of September 30, 2005 and December 31, 2005. The Company maintained its full valuation position during the nine months ended September 30, 2006.

The Company’s net loss for the nine months ended September 30, 2006 was $27.9 million, an increase of $20.1 million compared to $7.8 million net loss in the same period in 2005, primarily attributable to the increase in interest expense related to the public preferred stock, as discussed in Note 4 – Redeemable Preferred Stock.

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

Effective April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of September 30, 2006 the Wells Fargo “prime rate” was 8.25%) or 5.75%, whichever is higher. As of September 30, 2006, the interest rate on the Facility was 9.25%.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including tangible net worth and EBITDA, as defined in the Facility. Since the Facility’s inception, certain financial covenants have been amended and restated, at various times, to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement. The Company and Wells Fargo Foothill have amended the EBITDA covenants based upon revised projections. The Company has been in compliance with its modified EBITDA covenants through September 30, 2006.

In addition, effective as of April 10, 2006, the Company and Wells Fargo Foothill amended the Facility to provide the Company with a four-month over-advance and an amendment of its terms with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declined over the term, which expired July 29, 2006. The Company paid fees in the amount of $100,000 and $50,000 in April and July of 2006, respectively, for the over-advance. The interest rate for the over-advance ranged from 12.75% to 13.25% during its term, which was 5% over the Wells Fargo “prime rate”.

Effective September 12, 2006, the Company and Wells Fargo Foothill have amended the Facility to provide the Company with an increase in the line of credit to $21.0 million, an over-advance and an amendment of its terms with respect to the availability block, the combined available balance of which ranges from $1.0 million and $3.0 million over the term, which expires December 30, 2006, and less restrictive EBITDA covenants. The Company paid fees in the amount of $140,000 in October 2006 for the over-advance. The interest rate for the over-advance was 13.25% in September and October, which was 5% over the Wells Fargo “prime rate”. As of November 6, 2006, the Company has availability under its current arrangement of approximately $5.3 million.

At September 30, 2006, the Company had outstanding borrowings of $10.8 million and unused borrowing availability of $3.8 million on the Facility. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement) on the outstanding borrowings under the Facility were 12.4% and 9.4% for the nine months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006, cash used in continuing operating activities was $0.5 million. Cash used in investing activities was approximately $0.7 million. Cash provided by financing activities was approximately $1.2 million.

Senior Subordinated Notes

The Company’s Senior Subordinated Notes (“Notes”) totaled $5.2 million at September 30, 2006. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. In consideration for such extension, the Company paid a one-time fee of 1%. During the first nine months of 2006 and 2005, the Company paid $566,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $16.6 million at September 30, 2006. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At September 30, 2006, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $95.6 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first nine months of 2006 and 2005, the Company recorded $13.4 million, and $3.2 million, respectively, of dividends on the two classes of redeemable preferred stock.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2006, the remaining 27.4% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2005 and September 30, 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2006. This classification is consistent with ARB No. 43 and FASB Statement No. 78 (“FASB 78”), “Classification of Obligations that are Callable by the Creditor”.

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

Dividend Provisions

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. For the cash dividends payable since December 1, 1995, the Company has accrued $56.7 million as of September 30, 2006 and $39.2 million as of September 30, 2005.

In accordance with SFAS 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the nine months ended September 30, 2006 and 2005, dividends totaling $13.4 million and $3.2 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit. The aggregate fair value of the public preferred stock at September 30, 2006 was $62.1 million.

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

In March 2006, the Company engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives with respect to its Xacta subsidiary or one or more lines of its business. As of September 30, 2006, the Company is exploring strategic alternatives including, but not limited to, the possibility for the sale of one or more lines of its business, or an infusion of capital. The objective of the Company was, if such a process could yield sufficient cash proceeds, to use the proceeds to partially or completely recapitalize its balance sheet. There can be no assurance as to the outcome of this process, or as to the time frame in which this process might be completed.

The Board concluded that with the commencement of the strategic alternative process undertaken by Jefferies Quarterdeck and the related ability to pay cash dividends derived from a transaction or transactions sufficient to meet such obligation, that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and 13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. The objective of the Company to utilize the proceeds of this strategic process with respect to one or more lines of its business to partially or completely recapitalize its balance sheet, therefore, is inconsistent with any continued intent to pay a PIK dividend by the issuance of any additional shares of Public Preferred Stock. Accordingly on May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends, although, as stated above, there can be no assurance whether or as to the time frame in which the strategic process with respect to the Company’s one or more lines of its business might enable the Company to pay such dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $86.7 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2006. This action is a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At September 30, 2006, the Company had outstanding debt and long-term obligations of $121.0 million, consisting of $10.8 million under the Facility, $5.2 million in subordinated debt, $9.4 million in capital lease obligations and $95.6 million in redeemable preferred stock classified as liability in accordance with FAS 150.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total direct expenses related to litigation expenses, the Company’s working capital deficit was $13.8 million as of September 30, 2006. Total expenses related to litigation were (net of $1.7 million in reimbursements by the Company’s insurers) $4.8 million for the first nine months of 2006, and $4.1 million for the 12 months ended December 31, 2005. Such unreimbursed legal expenses continue to adversely affect working capital. The Company is actively working with its vendors, including law firms, partners and subcontractors to mitigate the effect of these working capital constraints during this period. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was detailed to the Transaction Committee of the Board in July, and which the Company has executed upon and continues to execute upon.

Additionally, as discussed in Note 3 – Debt Obligations, effective as of April 10, 2006, the Company and Wells Fargo Foothill amended the Facility to provide the Company with a four-month over-advance and an amendment of its terms with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declined over the term, which expired July 29, 2006. Effective September 12, 2006, the Company and Wells Fargo Foothill have amended the Facility to provide the Company with an increase in the line of credit to $21.0 million, an over-advance and an amendment of its terms with respect to the availability block, the combined available balance of which ranges from $1.0 million and $3.0 million over the term, which expires December 30, 2006, and less restrictive EBITDA covenants. As of November 6, 2006, the Company has availability under its current arrangement of approximately $5.3 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

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

During the nine month period ending September 30, 2006, the seasonal reduction in orders in the first and second quarters, decrease in gross margin and increase in litigation-related expenses, have combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility). The Company currently anticipates that it will receive increased orders during the fourth quarter of 2006, insurance reimbursements for legal expenses, combined with the company-wide reorganization and cost reduction plan instituted in June 2006, the Company, based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), expects its liquidity will improve going forward. The Company further believes such projected improvements in its liquidity in the fourth quarter of 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2006.

Furthermore, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives for the sale of one or more lines of its business. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s one or more lines of its business might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at September 30, 2006, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Long-term debt (1)	$15,948	$—	$15,948	$—	$—
Capital lease obligations (2)	17,238	1,900	5,466	5,388	4,484
Operating lease obligations (2)	1,987	539	1,278	170	—
Senior preferred stock (3)	8,916	—	8,916	—	—
Public preferred stock redemption (4)	86,679	—	86,679	—	—

Total	$130,768	$2,439	$118,287	$5,558	$4,484

(1)	Includes amounts due October 31, 2008, pursuant to senior credit facility and senior subordinated note agreements.

(2)	Includes total lease payments.

(3)	Includes dividends accrual of $5.9 million. See Note 4 – Redeemable Preferred Stock.

(4)	Includes dividends and accretion accrual of $80.3 million, payment of which presumes conditions precedent being satisfied. See Note 4 – Redeemable Preferred Stock.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating the effect of that adoption of this statement will have on its consolidated financial position and results of operations.

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

Certain Factors That May Affect Future Results

A number of uncertainties exist that could adversely affect the Company’s future operating results, including, without limitation, the cost and continued availability to the Company of adequate capital and financing to support its business; the Company’s ability to pursue and implement successfully strategic alternatives, including the possible sale of one or more lines of its business, the adverse impact related to the ongoing litigation including the legal proceedings discussed in this report under Part II, Item 1; the ability to attract and retain personnel; the impact of adverse economic conditions on the Company’s customers and suppliers; the ability to sell assets or to obtain alternative sources of commercially reasonable refinancing for the Company’s debt; or the ability to successfully restructure the Company without costly and/or extended litigation related to such restructuring. Additional uncertainties include the Company’s ability to convert contract backlog to revenue, the success of the Company’s investment in Enterworks and Xacta and the Company’s access to ongoing development, product support and viable channel partner relationships with its partners and suppliers.

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

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Effective April 2005, interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of September 30, 2006 the Wells Fargo “prime rate” was 8.25%), or 5.75%, whichever is higher. The interest rate for the over-advance ranged from 12.75% to 13.25% during its term, which was 5% over the Wells Fargo “prime rate”. The effective average interest rates, including all bank fees, for the first nine months of 2006 and 2005 were 12.4% and 9.4%, respectively. The Facility had an outstanding balance of $10.8 million at September 30, 2006.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) and Rule 15d-15(e) under the Exchange Act), as of September 30, 2006, and concluded that those disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) is accumulated and communicated to the Company’s management including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding timely disclosures.

There have been no changes in the Company’s internal controls or in other factors during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company intends to continue its diligent review and evaluation of the design and effectiveness of the controls, with the intention of continuous improvements to such controls, and to correct in a timely manner any significant deficiencies and material weaknesses that may be discovered. The Company’s goal is to provide senior management with detailed information and timely access to all material information concerning the business. While the Company believes the present design of its disclosure controls and procedures effectively achieves its objectives, additional regulatory requirements, such as Sarbanes-Oxley Section 404—Management Assessment of Internal Controls, which, for the Company, is effective January 1, 2008, and future unforeseen events may cause the Company to significantly modify such disclosure controls and procedures.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to the litigation set forth below.

Costa Brava Partnership III, L.P.

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

On May 26, 2006, Plaintiffs filed a Motion for a Preliminary Injunction to prevent the sale or disposal of Xacta Corporation or any of its assets until the lawsuit is resolved on the merits. Defendants filed its opposition on June 26, 2006. The hearing on the motion for preliminary injunction was originally scheduled for July 25, 2006, and then postponed. The delay was requested by Plaintiffs who claimed that the Defendants had failed to respond to Plaintiffs’ discovery requests. On October 26, 2006, an order was issued dismissing the motion without prejudice.

On August 30, 2006, Plaintiffs filed a Motion for Receivership, claiming that the recent resignations of six of the nine members of the Board of Directors demonstrate that the Company is “ungovernable”, and therefore a receiver should be appointed to manage the affairs of the Company and to ultimately dissolve it. After a series of depositions of the former directors and the chief executive officer, the hearing on the motion was held on October 18, 2006 in Baltimore, Maryland. On October 30, 2006, each party submitted a Supplemental Memorandum of Proposed Findings of Facts and Conclusions of Law.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Plaintiffs’ claims, will vigorously defend the matter, and will continue to oppose the relief sought.

See additional discussion in Note 6 – Contingencies and Subsequent Events.

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

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total direct expenses related to litigation expenses, the Company’s working capital deficit was $13.8 million as of September 30, 2006. Total expenses related to litigation were (net of $1.7 million in reimbursements by the Company’s insurers) $4.8 million for the first nine months of 2006, and $4.1 million for the 12 months ended December 31, 2005. Such unreimbursed legal expenses continue to adversely affect working capital. The Company is actively working with its vendors, including law firms, partners and subcontractors to mitigate the effect of these working capital constraints during this period. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was detailed to the Transaction Committee of the Board in July, and which the Company has executed upon and continues to execute upon.

Additionally, as discussed in Note 3 – Debt Obligations, effective as of April 10, 2006, the Company and Wells Fargo Foothill amended the Facility to provide the Company with a four-month over-advance and an amendment of its terms with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million over-advance and $500,000 availability block relief), the available balance of which declined over the term, which expired July 29, 2006. Effective September 12, 2006, the Company and Wells Fargo Foothill have amended the Facility to provide the Company with an increase in the line of credit to $21.0 million, an over-advance and an amendment of its terms with respect to the availability block, the combined available balance of which ranges from $1.0 million and $3.0 million over the term, which expires December 30, 2006, and less restrictive EBITDA covenants. As of November 6, 2006, the Company has availability under its current arrangement of approximately $5.3 million. There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

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

During the nine month period ending September 30, 2006, the seasonal reduction in orders in the first and second quarters, decrease in gross margin and increase in litigation-related expenses, have combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility), see Note 3 – Debt Obligations. The Company currently anticipates that it will receive increased orders during the fourth quarter of 2006, insurance reimbursements for legal expenses combined with the company-wide reorganization and cost reduction plan instituted in June 2006, the Company, based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), expects its liquidity will improve going forward. The Company further believes such projected improvements in its liquidity in the fourth quarter of 2006 will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2006.

Furthermore, as more fully described in Note 4 – Redeemable Preferred Stock, the Company has engaged Jefferies Quarterdeck, a nationally known investment bank, to explore strategic alternatives including, but not limited to, the possibility for the sale of one or more lines of its business, or an infusion of capital. The Company intends to vigorously pursue such a process, with the objective, if such a process could yield sufficient cash proceeds, of using the proceeds to partially or completely recapitalize its balance sheet, although, as stated above, there can be no assurance whether, or as to the time frame in which, the strategic process with respect to the Company’s one or more lines of its business might enable the Company to retire its debt obligations and/or pay dividends and/or partially or completely retire its redeemable preferred stock. While the Company intends to make every effort to successfully consummate such a transaction, including by assisting a proposed purchaser in obtaining necessary regulatory approvals, there can be no certainty as to the timeframe of such process completion or the amount of proceeds that would be realized as a result of such transaction.

The Company depends on the U.S. Government for a significant portion of its sales. The Company’s sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. In each of the past three years, substantially all of the Company’s net sales were to the U.S. Government. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Accordingly, while Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the Global War on Terrorism and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. Wartime support for defense spending could wane if the country’s troop deployments in support of operations in Iraq and Afghanistan are reduced. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of the Company’s programs being reduced, delayed or terminated. Reductions in the Company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings.

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

Government oversight. As a U.S. Government contractor, the Company is subject to oversight by many agencies and entities of the U.S. Government that may investigate and make inquiries of the Company’s business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U.S. Government may make claims against the Company. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. To the best of management’s knowledge, there are no pending investigations, inquiries, claims or audits against the Company likely to have a material adverse effect on the Company’s business or its consolidated results of operations, cash flows or financial position.

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

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At September 30, 2006, total undeclared unpaid dividends accrued for financial reporting purposes are $5.9 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividend would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 4 – Redeemable Preferred Stock, in the second quarter of 2006, the Company accrued an additional $9.9 million in interest expense to reflect its intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. The Company has accrued $56.7 million in cash dividends as of September 30, 2006.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, the Company did not make the first scheduled redemption payment, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining four scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of September 30, 2006 and December 31, 2005, and throughout all of 2005.

Item 5.	Other Information

Transaction Committee

On June 22, 2006, the Board of Directors established a Transaction Committee to oversee the previously announced strategic alternative process being conducted by Jefferies Quarterdeck on behalf of the Company with respect to some or all of the Company’s Xacta lines of business. The Transaction Committee consisted of Geoffrey B. Baker, David Borland, Norman P. Byers, Ambassador Langhorne A. Motley and Malcolm M.B. Sterrett, with Thomas L. Owsley and Bruce J. Stewart to be added when the work of the Special Litigation Committee, on which they served, had been concluded. On June 29, 2006, the Transaction Committee engaged Stiefel Nicolaus & Company, Incorporated of Baltimore as financial advisors to the Transaction Committee.

On August 10, 2006, the Board of Directors determined that the Transaction Committee would expand its previously announced efforts to explore strategic alternatives for the Company to include, without limitation, the possibility of selling the entire Company. There can be no assurance that a strategic transaction will be proposed by the Company or that if a specific transaction is proposed, it would receive the requisite approval from the holders of the Company’s various classes of outstanding shares.

The Transaction Committee as constituted on June 22, 2006 was rendered inactive as a result of the resignation of its members, as stated below, except for Mr. Borland and, accordingly, the new Board must consider and approve matters brought forward by management and Jefferies Quarterdeck, and the Transaction Committee, if and when reactivated should therefore include all Board members with the ultimate transaction approval process determined by the disinterested directors. As a consequence, the Board stayed the reactivation of the reconstituted Transaction Committee pending the report by Jefferies Quarterdeck.

Directors

Mr. David Borland resigned as Chairman of the Compensation Committee and has stepped down from the Audit Committee. He remains a member of the board of directors, Compensation and Transaction Committees. See Form 8-K filed August 21, 2006.

On August 16, 2006, the remaining independent Board members – Messrs. Baker, Byers, Motley, Owsley, Stewart, and Sterrett announced their resignations, effective immediately. See Form 8-K filed August 22, 2006.

On August 22, 2006 the Company elected the following new independent directors to its board of directors: Army Lt. Gen. (ret.) Bruce Harris, Army Lt. Gen. (ret.) Charles S. Mahan, Jr., and Navy Vice Adm. (ret.) Jerry O. Tuttle. See Form 8-K filed August 23, 2006.

On October 31, 2006 the Company elected the following new independent directors to its board of directors: Messrs. Bernard C. Bailey and William M. Dvoranchik. See Form 8-K filed November 2, 2006.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on March 8, 2000 (Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K report for the year ended December 31, 2005)

10.106*	Twelfth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Part II items 2 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2006	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer