Form 10-K
period 2006-12-31
TELOS CORP
filed 2007-04-23
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006: Not applicable

As of March 31, 2007, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved. The Company cautions you that a number of important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. These factors include (i) market and interest rate fluctuations; (ii) the effects of, and changes in, fiscal, monetary, trade and tax policies, and currency fluctuations; (iii) political and social developments, including war, civil unrest or terrorist activity; (iv) the Company’s ability to maintain sufficient liquidity and access to capital markets; (v) operational factors such as systems failure, human error, or the failure to properly implement procedures; (vi) actions taken by regulators with respect to our business; (vii) the effects on the Company of changes in laws, regulations or accounting policies or practices, (viii) competition in the geographic and business area in which the Company conducts its operations; (ix) the Company’s ability to retain and recruit qualified personnel; (x) the Company’s ability to maintain its reputation and promote its products and services; (xi) the Company’s ability to increase market share and control expenses; (xii) technological changes; (xiii) the timely development and acceptance of its products and services and the perceived overall value of these products and services by users; (xiv) the adverse resolution of litigation and other contingencies; and (xv) the Company’s success at managing the risks involved in the foregoing.

The Company cautions you that the foregoing list of important factors is not all inclusive; when evaluating forward-looking statements, you should carefully consider the foregoing factors and other uncertainties and events, as well as the risks identified in its most recent filings with the United States Securities and Exchange Commission.

PART I

Item 1. Business

History and Introduction

Telos Corporation (the “Company” or “Telos”) is an information technology solutions and services company addressing the needs of U.S. Government customers worldwide. The Company owns all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets, and sells government-validated secure enterprise solutions to government and commercial customers.

The Company’s principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated in October 1971. The Company’s web site is www.telos.com, and Xacta’s web site is www.xacta.com. You can learn more about the Company by reviewing its SEC filings on the Telos web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding SEC registrants, including the Company.

Reportable Segments

For the year ended December 31, 2006, Telos generated revenue of $140.9 million. As of December 31, 2006, the Company’s operations are comprised of two operating segments, Managed Solutions (previously known as IT Solutions Group) and Xacta. Descriptions for each of these operating segments are as follows:

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions consisting of industry leading IT products from original equipment manufacturers (“OEMs”) with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. For 2006, Managed Solutions generated revenue of $62.0 million.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Network solutions, Enterprise Messaging solutions, Identity Management solutions (formerly known as Enterprise Credentialing solutions), Information Security Consulting services and IT Security Management software solutions. For 2006, Xacta generated revenue of $78.9 million.

Major Markets and Significant Activities

The entire range of Telos’ services and solutions are offered to U.S. Government agencies. Accordingly, the Company must maintain expert knowledge of federal agency policies, procedures and operations. The Company’s products and services for U.S. Government agencies in many instances combine a wide range of skills drawn from each of its major product and service offerings. The Company’s commercial client base presently consists of financial institutions and other large commercial organizations that have purchased Xacta’s solutions.

Decisions regarding contract awards by the Company’s U.S. Government customers typically are based upon an assessment of the quality of Telos’ past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

Telos has strategic business relationships with certain companies in the information technology industry. These strategic partners have business objectives compatible with those of the Company, and offer products and services that complement those of the Company. The Company intends to continue development of such relationships wherever they support its marketing, growth and service offering objectives.

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

The majority of the Company’s business is awarded through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions such as schedule, specifications, delivery and payment. However, with respect to bids for U.S. Government proposals, in most cases the customer specifies the terms, conditions and form of the contract. In situations where the customer-imposed contract type and/or terms appear to expose the Company to inordinate or unquantifiable risk, the Company may seek alternative arrangements or opt not to bid for such potentially high risk work.

Essentially all contracts with the U.S. Government agencies, permit the customers to terminate the contract at any time at their convenience or for default by the contractor. If the U.S. Government terminated its contracts with the Company, the termination would have a significant adverse impact upon the Company’s operations. Throughout the Company’s 36 years in business, such terminations have been rare and, generally, have not materially and adversely affected operations. As with other companies that do business with the U.S. Government, the Company’s business is subject to Congressional and departmental funding decisions and actions that are beyond its control. The Company’s contracts and subcontracts are generally composed of a wide range of contract vehicles including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time and materials contracts. For 2006, the Company’s revenue derived from fixed-price and time and material contracts was 81.9% and 18.1%, respectively.

In 2006, the Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2006		2005		2004
			(amount in thousands)
Department of Defense	$121,039	85.9%	$123,905	86.9%	$98,019	84.3%
Federal Civilian	17,859	12.7%	12,747	8.9%	14,704	12.6%
Commercial	1,974	1.4%	5,943	4.2%	3,617	3.1%

Total	$140,873	100.0%	$142,595	100.0%	$116,340	100.0%

Competition

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

The Company operates in industry segments that are diverse. Based upon the Company’s current market analysis, there is no single company or small group of companies in a dominant competitive position. Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which the Company offers services, while certain companies are focused upon only one or a few of such markets. In addition, Xacta’s business competes with smaller specialty companies in risk and compliance management companies, organizational messaging companies, security consulting organizations, as well as companies that provide secure network offerings.

Decisions regarding contract awards by the Company’s U.S. Government customers typically are based upon an assessment of the quality of Telos’ past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

Employees

As of December 31, 2006, the Company employed 432 people. The services which the Company provides require proficiency in many fields, such as computer science, information security and vulnerability testing, networking technologies, physics, engineering, operations research, economics, and business administration. Of the total Company personnel, 43 operate in Managed Solutions and 298 operate in Xacta. An additional 91 employees provide corporate, sales and administrative services.

The Company places a high value on its employees and constantly competes for highly skilled professionals in virtually all of its competitive arenas. The success and growth of the Company’s businesses is directly related to its ability to recruit, train, promote and retain highly skilled employees at all levels of the organization. As a result, the Company seeks through internal resources and practices, and through engagement of such professional consultants as may be required, to remain competitive in terms of salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs.

The Company has published policies and procedures that establish high standards of conduct for employees in recognition of its highly regulated U.S. Government contractor responsibility and its legal and regulatory requirements. The Company requires each of its employees, consultants, officers, and directors to annually execute and affirm a code of ethics and other corporate compliance policies and procedures. Each employee must annually reaffirm his or her specific awareness of, and commitment to complying with the corporate code of ethics and related compliance, policies and procedures.

Patents, Trademarks, Trade Secrets and Licenses

Intellectual property is critical to the long-term value and success of the Company and accordingly the Company has invested heavily in intellectual property, in the form of patents, copyrights, trademarks, service marks, and other proprietary assets. The Company is committed to vigilant protection of its intellectual property and proprietary information and will use every available resource to protect such investment. Among other things, the Company requires all employees and consultants to execute confidentiality and non-disclosure agreements which limit the disclosure of confidential information to certain circumstances set forth in such agreements. Patents for the Company’s products extend for varying periods based on the date of the patent filing or grant. Trademark and service mark protection continues for as long as the marks are used. Generally, copyright protection continues for a term of at least 70 years.

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

A number of contracts undertaken by the Company extend beyond one year, and accordingly portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in the Company’s backlog.

At December 31, 2006 and 2005, the Company had total backlog from existing contracts of approximately $92.1 million and $118.3 million, respectively. Of these amounts, approximately $64.9 million and $98.8 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2006 and 2005 was $78.8 million and $71.9 million, respectively. Of these amounts, approximately $52.7 million and $53.2 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions.

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

Seasonality

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

Item 1A. Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Telos Corporation (“the Company”) and its business because these factors currently have, or may have, a significant impact on the Company’s business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.

The Company’s inability to maintain sufficient liquidity and access to capital markets, including the inability to successfully restructure its balance sheet may have a significant impact on its business.

The consolidated financial statements for the year ended December 31, 2006 that are included in this Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total direct expenses related to unreimbursed litigation-related expenses, the Company’s working capital deficit was $12.1 million as of December 31, 2006. Total expenses related to litigation were (net of $3.1 million in reimbursements by the Company’s insurers) $5.7 million for 2006, and $4.1 million for the 12 months ended December 31, 2005. Such unreimbursed legal expenses continue to adversely affect working capital, and $5.9 million of such expenses are unpaid as of December 31, 2006. The Company is actively working with its vendors, including law firms, partners and subcontractors to mitigate the effect of these working capital constraints during this period. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was initially presented to the Transaction Committee of the Board in July 2006, and which the Company has begun to execute and continues to implement.

There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill (See Note 5 – Debt Obligations) to mitigate these current working capital constraints. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

During 2006, the seasonal reduction in orders in the first and second quarters, decrease in gross margin and increase in unreimbursed litigation-related expenses, combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility). See Note 5 – Debt Obligations. The Company currently anticipates that it will receive substantial insurance reimbursements for litigation-related expenses, which combined with the company-wide reorganization and cost reduction plan instituted in June 2006, and based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), expects improved liquidity going forward. The Company further believes such projected improved liquidity will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2007.

The Company depends on the U.S. Government for a significant portion of its sales and a significant decline in purchases by the U.S. Government could have an adverse impact on the Company’s financial condition and results of operations.

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

U.S. Government contracts generally are not fully funded at inception and are subject to termination, which places a significant portion of the Company’s revenues at risk and could adversely impact the Company’s earnings.

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

The Company is subject to substantial oversight from federal agencies that have the authority to suspend the Company’s ability to bid on contracts.

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

The Company depends on third parties in order to fully perform under the Company’s contracts and the failure of a third party to perform could have an adverse impact on the Company’s earnings.

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

The Company’s future profitability depends, in part, on its ability to develop new technologies and maintain a qualified workforce to meet the needs of its customers.

Virtually all of the products produced and sold by the Company are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The government market in which the Company primarily operates is characterized by rapidly changing technologies. The product and program needs of the Company’s government and commercial customers change and evolve regularly. Accordingly, the Company’s future performance in part depends on its ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of its business, the Company must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by the Company’s customers. If the Company is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

The business environment is highly competitive and may impair the Company’s ability to achieve revenue growth.

The Company operates in industry segments that are diverse. Based upon the Company’s current market analysis, there is no single company or small group of companies in a dominant competitive position. Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which the Company offers services, while certain companies are focused upon only one or a few of such markets. Some of the firms that compete with the Company in multiple areas include: Northrop Grumman, Lockheed Martin and General Dynamics. In addition, Xacta’s business competes with smaller specialty companies in risk and compliance management companies, organizational messaging companies, security consulting organizations, as well as companies that provide secure network offerings. If the Company does not compete effectively, it may suffer price reductions, reduced gross margins and loss of market share.

Some of the Company’s security solutions have lengthy sales and implementation cycles, which could impact significantly the Company’s results of operations if projected orders are not realized.

The Company markets the majority of its security solutions directly to U.S. Government customers. The sale and implementation of its services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of the Company’s services can be lengthy, potentially lasting from three to nine months. The Company’s quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

If the Company is unable to protect its intellectual property, its revenues may be impacted adversely by the unauthorized use of its products and services.

The Company’s success depends on its internally developed technologies, patents and other intellectual property. Despite its precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s trade secrets or other forms of intellectual property without authorization. Furthermore, the laws of foreign countries may not protect the Company’s proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If the Company does not effectively protect its intellectual property, its business could suffer. In the future, the Company may have to resort to litigation to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

If the Company is unable to license third-party technology that is used in its products and services to perform key functions, the loss could have an adverse affect on the Company’s revenues.

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

The Sarbanes-Oxley Act mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and members of the Board of Directors for securities law violations. For example, Section 404 of the Sarbanes-Oxley Act requires companies to perform a comprehensive and costly evaluation of their internal controls. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, and our compliance efforts have required significant management attention. It has become more difficult and more expensive for the Company to obtain director and officer liability insurance. Further, Board members, the Chief Executive Officer and the Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified Board members and executive officers, which could harm its business.

Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject the Company to significant risks, any of which could harm the Company’s business.

The Company’s long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, the Company may acquire, make investments in, or merge with providers of product offerings that complement its business or may terminate such activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running its existing business;

•	possible additional material weaknesses in internal control over financial reporting;

•	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with the Company;

•	potential exposure to material liabilities not discovered in the due diligence process;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and

•	unavailability of acquisition financing or unavailability of such financing on reasonable terms.

Any acquired business, technology, service or product could significantly under-perform relative to the Company’s expectations, and may not achieve the benefits we expect from possible acquisitions. For all these reasons, the Company’s pursuit of an acquisition, investment, divestiture, merger, or joint venture could cause its actual results to differ materially from those anticipated.

Investor confidence in the price of the Company’s stock may be adversely affected if the Company is unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As an SEC registrant, the Company is subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require the Company to include in its annual report on Form 10-K its management’s report on, and assessment of the effectiveness of, its internal control over financial reporting (“management’s report”). In addition, the Company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of its internal control over financial reporting (“independent registered public accountant’s report”). The requirement pertaining to management’s report is expected to first apply to the Company’s annual report for the fiscal year ending December 31, 2007, and the requirement pertaining to the independent registered public accountant’s report is expected to first apply to the annual report for the fiscal year ending December 31, 2008. If the Company fails to achieve and maintain the adequacy of its internal control over financial reporting, there is a risk that the Company will not comply with all of the requirements imposed by Section 404. Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for the Company to produce reliable financial reports and is important in helping to prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of the Company’s financial statements, which ultimately could harm its business and could negatively impact the market price of its common stock. Investor confidence and the price of the Company’s common stock may be adversely affected if the Company is unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

The Company recently restated certain of its audited and unaudited consolidated financial statements.

On May 23, 2006, the Company filed its Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). The 2005 Form 10-K includes the Company’s audited consolidated financial statements for the year ended December 31, 2005, and certain audited consolidated financial statements for the years ended December 31, 2003 and 2004 and related financial information. The audited consolidated financial statements for the years ended December 31, 2003 and 2004, included in the 2005 Form 10-K, have been restated in response to certain comments received from the staff of the Securities and Exchange Commision (the “SEC”) and following discussions with the Company’s former and current independent registered public accountants. The consolidated financial statements for the year ended December 31, 2003 had previously been audited by the Company’s former auditors and were re-audited by its current auditors (except for the balance sheet as of December 31, 2003). The final resolution of the SEC comments may require an additional restatement of the Company’s financial statements.

Item 1B. Unresolved Staff Comments

Not applicable to Registrant as Registrant is not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act.

Item 2. Properties

The Company leases 191,700 square feet of space for its corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at the Company's option. This facility supports both of the Company’s operating segments.

The Company subleases 5,500 rentable square feet of space at the Ashburn, Virginia facility to its affiliate, Enterworks, Inc. which serves as Enterworks’ corporate headquarters. This sublease will expire on December 31, 2007.

The Company leases additional office space in 5 separate facilities located in California, Massachusetts, New Jersey, the District of Columbia and Germany under various leases expiring through March of 2011. These facilities support the Company’s Xacta segment.

Item 3. Legal Proceedings

Information regarding legal proceedings may be found in Note 13 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on December 14, 2006. The only matter set forth at the meeting for common stockholders was the election of directors.

The holders of Common Stock necessary to constitute a quorum (representing 86.52% or 21,809,507 shares of a total of 25,208,830 outstanding shares of Common Stock) were present either in person or represented by proxy or attorney. 99.62% of the votes, or 21,726,824 votes represented at the annual meeting were cast for John B. Wood, Bernard C. Bailey, David Borland, William M. Dvoranchik, Bruce R. Harris, Charles S. Mahan, Jr., Robert J. Marino, and Jerry O. Tuttle, who were elected directors for a term of one year, a term to expire at the next annual meeting of shareholders upon the election of their successors. 0.38% of the votes, or 82,685 votes were withheld and there were no broker non-votes.

As previously disclosed, a special meeting of the holders of the Company’s Public Preferred Stock will be held at the Company’s headquarters on May 31, 2007. Holders of the Company’s Public Preferred Stock on March 8, 2007 will be entitled to vote at the meeting. The only matter to be considered at the meeting will be the election of Class D directors.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for the Company's Class A or Class B Common Stock. As of December 31, 2006, there were 95 holders of the Company's Class A Common Stock and 5 holders of the Company's Class B Common Stock. The Company has not paid dividends on either class of its Common Stock during the last two fiscal years. For a discussion of restrictions on the Company’s ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

No public market exists for the Company’s Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 6 – Redeemable Preferred Stock.

The Company’s Public Preferred Stock is traded on the NASDAQ/ OTCBB Exchange. See Note 6 – Redeemable Preferred Stock.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this document.

OPERATING RESULTS

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(amounts in thousands)
Sales (1)	$140,873	$142,595	$116,340	$88,907	$90,517
Operating income (loss)	(9,025)	(5,863)	5,944	(3,347)	(7,596)
(Loss) income before income taxes	(29,669)	(15,051)	(2,894)	1,802	(10,835)
Net (loss) income	(29,681)	(14,060)	(2,953)	(8,685)	4,025

FINANCIAL CONDITION

	As of December 31,
	2006	2005	2004	2003	2002
	(amounts in thousands)
Total assets (1)	$48,460	$41,862	$58,517	$33,611	$45,020
Senior credit facility (2)	12,568	12,159	11,416	6,497	6,618
Senior subordinated debt (2)	5,179	5,179	5,179	5,179	5,179
Capital lease obligations, long-term (3)	8,722	9,239	9,727	10,243	10,647
Senior redeemable preferred stock (4)	9,023	8,599	8,175	7,751	7,327
Public preferred stock (4)	87,987	71,008	65,424	59,425	53,561

(1)	See Note 3 to the Consolidated Financial Statements in Item 8 regarding the sale of Telos Corporation (California).
(2)	See Note 5 to the Consolidated Financial Statements in Item 8 regarding debt obligations of the Company.
(3)	See Note 9 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
(4)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As of December 31, 2006, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions consisting of industry leading IT products from original equipment manufacturers (“OEMs”) with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. Telos has global experience with integration engagements to anticipate and address the requirements of defense and federal agencies of any scope. Technical capabilities include a 67,000-square-foot assembly and integration area and warehouse facilities, as well as the Telos Customer Support Center (“TCSC”), which provides 24/7/365 help desk and field support. For 2006, Managed Solutions generated revenue of $62.0 million.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Network solutions, Enterprise Messaging solutions, Identity Management solutions (formerly known as Enterprise Credentialing solutions), Information Security Consulting services and IT Security Management software solutions. For 2006, Xacta generated revenue of $78.9 million.

•

Secure Network solutions – Xacta’s Secure Network solutions business line (“Secure Network”) offers wireless local area network (“WLAN”) solutions that enable DoD users to extend their enterprise network beyond offices and other wired facilities. With WLAN technology, users in remote or hard-to-wire locations, including flightlines, on-board ships, in warehouses, or forwardly deployed locations can access databases, information, and applications just as if they were connected to the wired enterprise LAN. Xacta uses extensive proprietary knowledge and experience coupled with commercial-off-the-shelf (“COTS”) products to deliver a solution that significantly reduces user costs and enhances efficiency.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions including those related to contract percentage of completion methodology (on a proportional performance basis for service contracts) for revenue recognition purposes, inventories, long-lived assets, warranty obligations, income taxes, contingencies and litigation and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition

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

Inventories

Inventories are stated at the lower of cost or market, where cost is determined primarily on the weighted average cost method. Inventories consist primarily of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts utilized to support certain maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements.

Warranty Obligations

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

Results of Operations

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. The Company's revenues are generated from a number of contract vehicles and task orders. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. The Company's firm fixed price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The Company's time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2006, revenue by contract type was as follows: firm fixed-priced 81.9%, and time and materials, 18.1%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	(dollar amounts in thousands)
Sales	$140,873	100.0%	$142,595	100.0%	$116,340	100.0%
Cost of sales	119,024	84.5	118,539	83.1	87,723	75.4
Selling, general and administrative expenses	30,874	21.9	29,919	21.0	22,673	19.5

Operating (loss) income	(9,025)	(6.4)	(5,863)	(4.1)	5,944	5.1

(Losses) income from affiliates	(134)	(0.1)	(468)	(0.3)	—	—
Nonoperating income	67	—	36	—	18	—
Interest expense	(20,577)	(14.6)	(8,756)	(6.1)	(8,856)	(7.6)

Loss before income taxes	(29,669)	(21.1)	(15,051)	(10.5)	(2,894)	(2.5)
Provision for income taxes	12	—	9	—	59	—

Loss from continuing operations	(29,681)	(21.1)	(15,060)	(10.5)	(2,953)	(2.5)
Gain on sale of TCC – discontinued operations	—	—	1,000	0.7	—	—

Net loss	$(29,681)	(21.1)%	$(14,060)	(9.8)%	$(2,953)	(2.5)%

Financial Data by Operating Segment

The Company has two reportable operating segments: Managed Solutions and Xacta. Sales, gross profit and gross margin by market segment for the periods designated below are as follows:

	Year Ended December 31,
	2006	2005	2004
	(dollar amounts in thousands)
Sales:
Managed Solutions and other services	$61,997	$58,246	$31,496
Xacta	78,876	84,349	84,844

Total	$140,873	$142,595	$116,340

Gross Profit:
Managed Solutions and other services	$1,750	$4,411	$3,624
Xacta	20,099	19,645	24,993

Total	$21,849	$24,056	$28,617

Gross Profit Percentage:
Managed Solutions and other services	2.8%	7.6%	11.5%
Xacta	25.5%	23.3%	29.5%
Total	15.5%	16.9%	24.6%

Results of Continuing Operations

Years ended December 31, 2006, 2005 and 2004

Revenue. Revenue decreased by 1.2% to $140.9 million for 2006, and increased by 22.6% to $142.6 million for 2005 from $116.3 million for 2004. The decrease in revenue from 2005 to 2006 was due to a decrease of $14.8 million in product revenue, offset by an increase of $13.0 million in services revenue. The decrease in product revenue was primarily attributable to customer delays in the issuance and delivery of Secure Network solutions orders. The increase in services revenue was primarily due to an increase of $4.3 million, $4.6 million, and $5.8 million in Managed Solutions, Secure Messaging, and Information Assurance sales, respectively. The increase in revenue from 2004 to 2005 includes an increase of $26.3 million in Managed Solutions’ sales, resulting primarily from the NETCENTS contract award in September 2004 and the utilization of such contract vehicle with respect to additional product sales.

Cost of sales. Cost of sales increased by 0.4% to $119.0 million for 2006, primarily attributable to decreased profits realized on Managed Solutions orders. Cost of sales increased 35.1% from $87.7 million for 2004 resulting primarily from an increase in hardware product revenue related to the NETCENTS contract as discussed above. Cost of sales as a percentage of sales increased from 75.4% for 2004 to 83.1% for 2005, and to 84.2% for 2006.

Gross profit. Gross profit decreased 9.2% from $24.1 million for 2005 to $21.8 million for 2006, and decreased 15.9% from $28.6 million for 2004 to $24.1 million for 2005. The decrease was attributable to a relatively higher percentage of sales concentrated in lower margin products.

Losses(income) from affiliates. The Company recorded $134,000 and $468,000 of losses from affiliate for 2006 and 2005, respectively, representing equity losses from Enterworks in accordance with APB 18. See Note 2 – Investment in Enterworks for more information.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased 3.2% from $29.9 million for 2005 to $30.9 million for 2006, and 32.0% from $22.7 million for 2004 to $29.9 million for 2005. Such increases are primarily attributable to litigation costs for 2005, and an increase in bonus accruals for 2004, offset by various cost reduction measures and a decrease in severance costs for 2004.

Interest expense. Interest expense increased 135.0% from $8.8 million for 2005 to $20.6 million for 2006, primarily due to the accretion and dividend accrual adjustments on the Public Preferred Stock, as discussed in Note 6 – Redeemable Preferred Stock. Interest expenses decreased 1.1% from $8.9 million for 2004 to $8.8 million for 2005, due to decrease in annual accretion of Public Preferred Stock, offset by an increase in interest on the Facility. Components of interest expense are as follows:

	December 31,
	2006	2005	2004
	(amounts in thousands)
Commercial and subordinated note interest incurred	$3,173	$2,749	$2,432
Preferred stock interest accrued	17,404	6,007	6,424

Total	$20,577	$8,756	$8,856

Provision for income taxes. The Company recorded a provision (benefit) for income taxes of $12,000, $9,000, and $59,000 for 2006, 2005 and 2004, respectively. The income tax provision of $12,000 and $9,000 for 2006 and 2005, respectively, represents certain minimum state income tax liabilities. The income tax provision of $59,000 for 2004 represents primarily the federal alternative minimum tax and certain state income tax liabilities.

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

Senior Revolving Credit Facility

In April 2005, the Company renewed, on amended terms, the $22.5 million revolving credit facility with Wells Fargo Foothill (the “Facility”) that was originally scheduled to mature on October 21, 2005. The amended terms included, primarily a revolving line limit of $15 million with an interest rate of Wells Fargo “prime rate” plus 1%, and an extension of its maturity date to October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. As of December 31, 2006, the Company has not elected the LIBOR rate option. Since the renewal and amendment in April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of December 31, 2006 the Wells Fargo “prime rate” was 8.25%) or 5.75%, whichever is higher. As of December 31, 2006, the interest rate on the Facility was 9.25%.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants. Since the Facility’s inception, certain financial covenants, including, but not limited to, tangible net worth and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility, have been amended and restated, at various times, to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement. The Company and Wells Fargo Foothill have amended the EBITDA covenants at various times to reflect revised projections. The Company has been in compliance with, or obtained a waiver for any non-compliance with, its covenants through December 31, 2006, and has complied with its newly established covenants through March 31, 2007. Based on the Company’s projections of EBITDA for 2007, the Company expects that it will remain in compliance with its EBITDA covenants through December 31, 2007. Therefore, the Facility is classified as noncurrent as of December 31, 2006.

Effective as of April 10, 2006, the Company and Wells Fargo Foothill amended the Facility to provide the Company with a four-month additional availability amount and an amendment of its terms with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million additional availability and $500,000 availability block relief), the available balance of which fluctuated over the term and expired on July 29, 2006. Such additional availability amount is subject to certain additional covenants and reporting requirements, including a minimum sales requirement. The Company paid fees in the amount of $100,000 and $50,000 in April and July of 2006, respectively, for the amendments. The interest rate for the additional availability amount ranged from 12.75% to 13.25% during its term, which was 5% over the Wells Fargo “prime rate.”

Effective September 12, 2006, the Company and Wells Fargo Foothill have amended the Facility to provide the Company with an increase in the maximum revolver amount to $21.0 million for the period from October 27, 2006 through December 30, 2006, an additional availability amount and an amendment of its terms with respect to the availability block that expired on December 30, 2006 (the combined available balance of which ranged from $1.0 million to $3.0 million over the term), and less restrictive EBITDA covenants. The Company paid fees in the amount of $140,000 in October 2006 for the amendment. The interest rate for the additional availability amount was 13.25% during its term, which was 5% over the Wells Fargo “prime rate.”

At December 31, 2006, the Company had outstanding borrowings of $12.6 million and unused borrowing availability of $0.7 million on the Facility. As of March 31, 2007, the Company has availability under its current arrangement of approximately $2.0 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 14.13% and 10.84% for the years ended December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006, cash provided by continuing operating activities was $1.4 million. Cash used in investing activities was approximately $0.8 million. Cash used in financing activities was approximately $0.5 million.

Subsequently, the Company and Wells Fargo Foothill have amended the Facility to provide for availability block relief through April 30, 2007, to establish EBITDA covenants for 2007, to give consent to the formation of an LLC and subsequent sale of a portion of the membership interests in such LLC (disclosed in Note 13, Contingencies and Subsequent Events), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amount to $160,000.

Senior Subordinated Notes

The Company's subordinated notes (“Subordinated Notes”) are held principally by common shareholders and totaled $5.2 million at December 31, 2006. These subordinated notes bear interest at rates between 14% and 17%, due and payable on October 31, 2008. During 2006, the Company paid $757,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $17.3 million at December 31, 2006. See Note 5 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. At December 31, 2006, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $97.0 million. During 2006, the Company accrued $14.4 million of dividends on the two classes of redeemable preferred stock.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2006, the remaining 27.4% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2005 and 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2006. This classification is consistent with ARB No. 43 and Statement of Financial Accounting Standard (“SFAS”) No. 78, “Classification of Obligations that are Callable by the Creditor”.

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

Paragraph 5 of SFAS No. 78, provides the following:

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

Dividend Provisions

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $57.7 million and $40.1 million as of December 31, 2006 and 2005, respectively. In 2006, the Company accrued cumulative Public Preferred Stock dividends of $14.0 million, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $88.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2006. This action is a considered a change in assumption that results in a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at December 31, 2006, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	2007	2008 - 2010	2011 - 2013	2014 and later
Long term debt obligations	$17,747	$—	$17,747	$—	$—
Capital lease obligations	16,768	1,887	5,466	5,380	4,035
Operating lease obligations	1,853	545	1,223	85	—
Senior preferred stock (1)	9,023	—	9,023	—	—
Public preferred stock redemption (2)	87,987	—	87,987	—	—

Total	$133,378	$2,432	$121,446	$5,465	$4,035

(1)	Includes dividends accrual
(2)	Includes dividends and accretion accrual, payment of which presumes conditions precedent being satisfied. See Note 6 – Redeemable Preferred Stock

Capital Expenditures

Capital expenditures for property and equipment were $0.8 million in 2006, $1.4 million in 2005 and $1.2 million in 2004. The Company presently anticipates capital expenditures of approximately $1.8 million in 2007; however, there can be no assurance that this level of capital expenditures will occur.

Capital Leases and Related Obligations

The Company has various lease agreements for property and equipment that, pursuant to SFAS No. 13 “Accounting for Leases,” require the Company to record the present value of the minimum lease payments for such equipment and property as an asset in the Company’s consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease.

Inflation

The rate of inflation has been moderate over the past five years and, accordingly, has not had a significant impact on the Company. The Company has generally been able to pass through any increased costs to customers through higher prices to the extent permitted by competitive pressures.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Effective April 2005, interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of December 31, 2006 the Wells Fargo “prime rate” was 9.25%), or 5.75%, whichever is higher. The interest rate for the additional availability amount ranged from 12.75% to 13.25% during its term, which was 5% over the Wells Fargo “prime rate”. The effective average interest rates, including all bank fees, of the Facility in 2006 and 2005 were 14.13% and 10.84%, respectively. The Facility had an outstanding balance of $12.6 million at December 31, 2006.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telos Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As further disclosed in Note 1, the consolidated balance sheet has been restated as of December 31, 2005.

/s/ Goodman & Company, LLP

Norfolk, Virginia
April 23, 2007

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenue
Products	$76,179	$90,976	$67,242
Services	64,694	51,619	49,098

	140,873	142,595	116,340

Costs and expenses
Cost of sales - Products	71,136	79,782	51,346
Cost of sales - Services	47,888	38,757	36,377
Selling, general and administrative expenses	30,874	29,919	22,673

	149,898	148,458	110,396

Operating (loss) income	(9,025)	(5,863)	5,944

Other income (expenses)
Non-operating income	67	36	18
Losses from affiliates	(134)	(468)	—
Interest expense	(20,577)	(8,756)	(8,856)

Loss before income taxes	(29,669)	(15,051)	(2,894)
Provision for income taxes	12	9	59

Loss from continuing operations	(29,681)	(15,060)	(2,953)

Discontinued operations: (Note 3)
Gain on sale of TCC	—	1,000	—

Net loss	$(29,681)	$(14,060)	$(2,953)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2006	2005
		(Restated)
Current assets
Cash and cash equivalents (includes restricted cash of $54 at December 31, 2005)	$235	$62
Accounts receivable, net of reserve of $407 and $493, respectively	25,710	24,913
Inventories, net of obsolescence reserve of $212 and $121, respectively	7,078	4,318
Other current assets	6,635	1,804

Total current assets	39,658	31,097

Property and equipment
Furniture and equipment	7,956	8,135
Leasehold improvements	1,308	1,097
Property and equipment under capital leases	14,432	14,399

	23,696	23,631
Accumulated depreciation and amortization	(15,162)	(14,310)

	8,534	9,321

Other assets	268	1,444

Total assets	$48,460	$41,862

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS' DEFICIT

	December 31,
	2006	2005
		(Restated)
Current liabilities
Accounts payable	$34,597	$19,053
Accrued compensation and benefits	4,798	4,457
Deferred revenue	8,144	4,209
Current portion, capital lease obligations	594	536
Other current liabilities	3,630	4,627

Total current liabilities	51,763	32,882

Senior credit facility	12,568	12,159
Senior subordinated notes	5,179	5,179
Capital lease obligations	8,722	9,239
Senior redeemable preferred stock (Note 6)	9,023	8,599
Public preferred stock (Note 6)	87,987	71,008

Total liabilities	175,242	139,066

Stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 21,171,202 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Capital in excess of par	103	—
Accumulated deficit	(126,963)	(97,282)

Total stockholders’ deficit	(126,782)	(97,204)

	$48,460	$41,862

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Loss from continuing operations	$(29,681)	$(15,060)	$(2,953)
Adjustments to reconcile loss from continuing operations to cash provided by (used in) operating activities:
Dividends and accretion of preferred stock as interest expense	17,404	6,007	6,424
Stock-based compensation	103	—	—
Depreciation and amortization	1,855	1,951	1,418
Provision for doubtful accounts receivable	(86)	(47)	54
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(711)	6,806	(14,494)
(Increase) decrease in inventories	(2,825)	9,637	(10,515)
Increase in other assets	(3,905)	(308)	(210)
Increase (decrease) in accounts payable and other liabilities	19,293	(9,075)	17,021

Cash provided by (used in) operating activities	1,447	(89)	(3,255)

Investing activities:
Net proceeds from sale of TCC	—	1,000	—
Purchase of property and equipment	(753)	(1,389)	(1,156)

Cash used in investing activities	(753)	(389)	(1,156)

Financing activities:
Proceeds from Senior Credit Facility, net	409	743	4,919
(Decrease) increase in book overdrafts	(471)	198	(48)
Payments under capital lease obligations	(459)	(468)	(457)

Cash (used in) provided by financing activities	(521)	473	4,414

Increase (decrease) in cash and cash equivalent	173	(5)	3
Cash and cash equivalents at beginning of the year	62	67	64

Cash and cash equivalents at end of year	$235	$62	$67

	Year Ended December 31,
	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,173	$2,749	$2,432

Income taxes	$11	$65	$91

Noncash:
Interest on redeemable preferred stock	$17,404	$6,007	$6,424

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Capital In Excess of Par	Stockholders Accumulated Deficit	Total Deficit
Balance December 31, 2003	$65	$13	$—	$(80,269)	$(80,191)

Net loss for the year	—	—	—	(2,953)	(2,953)

Balance December 31, 2004	$65	$13	$—	$(83,222)	$(83,144)

Net loss for the year	—	—	—	(14,060)	(14,060)

Balance December 31, 2005	$65	$13	$—	$(97,282)	$(97,204)

Stock-based compensation	—	—	103	—	103
Net loss for the year	—	—	—	(29,681)	(29,681)

Balance December 31, 2006	$65	$13	$103	$(126,963)	$(126,782)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Telos Corporation (the “Company” or “Telos”) is an information technology solutions and services company addressing the needs of U.S. Government customers worldwide. The Company owns all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers.

Since 1996, Telos has sold a number of business units that were no longer a part of its strategic plan. These businesses were: Telos Consulting Services, Telos Information Systems, Telos Field Engineering and Telos Corporation (California). In 2003, the Company sold its 50% interest in TelosOK LLC for consideration of $4.0 million. These business dispositions and ventures have enabled Telos to reduce the utilization of its senior revolving credit facility (“Facility” – See Note 5 – Debt Obligations) from a high of $56.9 million in 1997 to $12.6 million at December 31, 2006.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company”). The Company has applied the equity method of accounting for its investment in Enterworks, Inc. (Enterworks). In December 2003, the Company purchased a 50% interest in Teloworks, Inc. (“Teloworks”, formerly Enterworks International, Inc.) which, at the time of the transaction, was a wholly owned subsidiary of Enterworks. Given the Company’s indirect investment in Teloworks via Enterworks, and its direct 50% interest in Teloworks, the Company is required to consolidate Teloworks. As the Company’s investment in Teloworks was immaterial to its financial position and, as this investment was acquired on December 24, 2003, its results of operations for 2003, Telorworks was not consolidated for 2003. See Note 2 – Investment in Enterworks. Significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company's consolidated financial statements include contract percentage-of-completion methodology, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, employee benefits, property and equipment and other noncurrent assets, including software development costs. Actual results could differ from those estimates.

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

The Company recognizes revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

Substantially all of the Company’s contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountant’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period; revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

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

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories, net of accumulated amortization, also include spare parts of $611,000 and $816,000 at December 31, 2006 and 2005, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on the Company's overall obsolescence experience and its assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $8.0 million and $4.8 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, it is management’s judgment that the Company has fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance End of Year
Year Ended December 31, 2006	$121	$94	$(3)	$212
Year Ended December 31, 2005	$83	$54	$(16)	$121
Year Ended December 31, 2004	$546	$—	$(463)	$83

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

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, was $1.8 million, $1.6 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Assets

The balance as of December 31, 2006 consists primarily of the capitalized costs related to Enterworks Process Exchange™ (“EPX”) software. See Note 2 – Investment in Enterworks.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The Company records a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized.

Stock Based Compensation and Other Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, (“APB No. 25”) “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with APB No. 25. Under APB No. 25, the Company recognized no compensation cost for employee stock options, as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of SFAS No. 123.” Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. Such amounts disclosed for 2005and 2004 was $121,000 and $247,000, respectively. Disclosures for 2006 are not presented, because stock-based compensation was accounted for under SFAS 123(R)’s fair value method during these periods.

Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

	December 31,
	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	—	—	—
Risk free interest rate	—	3.76%	2.65%
Expected life of options	—	4.1yrs	4.0 yrs
Weighted-average fair value of options granted	—	$0.09	$0.07

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement as of December 31, 2006 in the amount of $103,000, include compensation costs for all unvested stock options that were granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no option shares granted on or after December 31, 2005. Results for prior periods have not been restated.

Other Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would by recognized in earnings when they occur. SFAS 159 is effective for the Company’s financial statements for the year beginning January 1, 2008, with earlier adoption permitted. The Company is currently evaluating the effect and timing that adoption of this statement will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 – “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Company’s results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on the Company’s financial position and results of operations.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” SFAS is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets that do not culminate an earning process under APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 requires that the measurement be based on the recorded amount of the assets relinquished for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s results of operations or financial condition.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” (SFAS 151). SFAS 151 clarifies the accounting guidance included in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” related to abnormal amounts of idle facility expense, freight, handling and spoilage costs. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as specified by ARB No. 43. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s results of operations or financial condition.

Research and Development

The Company charges all research and development costs to expense as incurred. For software research and development expenses, such costs are capitalized once technological feasibility is reached. During 2006, 2005, and 2004, the Company incurred approximately $1.0 million, $0.9 million and $0.8 million in research and development salary costs, respectively.

Earnings per Share

As the Company does not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income

Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive income (loss) components other than its net income (loss).

Financial Instruments

The Company uses various methods and assumptions to estimate the fair value of its financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues. See Note 5 and Note 6 to the Consolidated Financial Statements for fair value disclosures of senior subordinated notes and senior redeemable preferred stock.

Fair value estimates are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Reclassifications and Restatement Adjustments

Certain reclassifications have been made to the 2006, 2005 and 2004 financial statements to conform to the current period presentation.

Current year restatement adjustments made to amounts previously presented in the consolidated balance sheet are summarized below:

As of December 31, 2005	As Previously Reported	Adjustments	Reference	As Restated
(in thousands)
Deferred revenue	$5,631	$(1,422)	A	$4,209
Other current liabilities	3,205	1,422	A	$4,627

A - Restatement of warranty liability and deferred revenue associated with non-separately priced warranties.

      For 2005, the restatement decreased Deferred Revenue by $1,422,000 and increased Other Current Liabilities by $1,422,000.

Note 2. Investment in Enterworks

Enterworks, Inc.

As of December 31, 2006, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock and 1,793,903 shares of Series B-1 Preferred Stock of Enterworks, Inc. (“Enterworks”), representing a fully diluted ownership percentage of 4.7%. Since its initial investment in Enterworks, the Company has accounted for such investment as prescribed by APB Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” and continues to do so due to the Company’s continued significant influence through its representation on the Board of Directors of Enterworks.

Prior to October 14, 2005, the Company owned 17,153,059 shares of Enterworks common stock, 1,785,714 shares of Series B Convertible Preferred Stock, warrants to purchase 6,374,997 underlying common stock shares, representing a fully diluted ownership percentage of 25.1%. Additionally, the Company owned $4.0 million of notes receivable whose carrying amounts were previously reduced to zero in accordance with APB 18 and Emerging Issues Task Force Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee.”

As of December 31, 2005, and as a result of an Enterworks’ recapitalization which occurred on October 14, 2005, the Company owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock and 1,793,903 shares of Series B-1 Preferred Stock of Enterworks, representing a fully diluted ownership percentage of 19.4%.

On April 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of Ennovative Commerce Solutions, Inc., a content publishing company. In consideration for this purchase, Enterworks issued approximately 8.1 million shares of its common stock to the acquired company’s stockholders. As a result of this transaction, Telos' ownership in Enterworks, on a fully diluted basis, was reduced to 12.6%.

In May and June of 2006, Enterworks completed a private financing through the issuance of 13.8 million shares of its Series C Preferred Stock to various investors. As a result of this transaction, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 8.2%.

On June 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of Saltmine, Inc., a services company. In consideration for this purchase, Enterworks issued approximately 21.1 million shares of its common stock to the acquired company’s stockholders. As a result of this transaction, Telos’ ownership in Enterworks, on a fully diluted basis, was reduced to 5.3%. As of December 31, 2006, as a result of issuance of additional common stock by Enterworks, Telos’ ownership, on a fully diluted basis, was reduced to 4.7%.

In May 2006, the Company and Enterworks amended their Agreement for Services and Sublease (“Agreement”) effective as of January 1, 2006. Pursuant to the Agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for the amount of $210,000 for a period of one year, payable in 12 equal installments of $17,500 per month. Pursuant to its terms, upon execution of the Agreement, the equivalent of five monthly payments, or $87,500, for the period from January 1, 2006 through May 31, 2006, became due to Telos from Enterworks. Under the terms of the third amendment to the Agreement, Telos and Enterworks had agreed to a payment plan to bring the arrearage current by December 31, 2006. Enterworks has been unable to make all payments under the Agreement and arrearage plan, resulting in a balance due to the Company of $100,000 as of December 31, 2006. Additionally, the Company is owed $296,000 by Enterworks due to overfunding of Teloworks on Enterworks’ behalf, as described in more detail below (See “Teloworks Inc.” disclosure below), resulting in a total receivable balance due from Enterworks to the Company of $396,000.

During the fiscal year ended December 31, 2006, the Company’s share of Enterworks losses totaled $134,000. In accordance with APB 18, the Company recognized its share of Enterworks losses by reducing the carrying value of its investment in Enterworks from $92,000 to zero. In accordance with EITF 98-13 – “Accounting by an Equity Method Investor for Investee Losses when the Investor Has Loans to and Investments in Other Securities of the Investee”, the Company recorded the remaining $42,000 of its proportional share of Enterworks losses as losses from affiliate, reducing the carrying value of the receivable balance due to $354,000. The Company has evaluated the remaining balance for impairment consistent with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and consequently has recorded a full valuation allowance in the amount of $354,000. In 2005, the Company recorded $468,000 of equity losses from Enterworks as losses from affiliate. Additionally in 2005, the Company further evaluated its Enterworks investment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and recorded an impairment loss in the amount of $104,000, reducing its investment in Enterworks to approximately $92,000.

Subsequently, as of March 16, 2007, Enterworks completed a private financing through the issuance of 42,857,143 shares of Series D Preferred Stock to various investors, including Telos. For consideration of the equivalent of $600,000, consisting of the $396,000 balance due to the Company from Enterworks (which was reduced to a carrying value of zero) and a 20% recapture of Enterworks’ forfeited interest in Teloworks for approximately $200,000, the Company acquired 8,571,429 shares of Enterworks Series D Preferred Stock. As a result of this financing, the Company’s fully diluted ownership percentage increased from 4.7% as of December 31, 2006 to 10.8% as of March 16, 2007.

Subsequently, in April 2007, the Company and Enterworks amended their Agreement for Services and Sublease (“Agreement”) effective as of January 1, 2007. Pursuant to the Agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for an the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month.

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (“OEM”) software license agreement (“SLA”) with Enterworks that, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, would own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the EPX software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. In December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, Enterworks agreed to provide the Company with maintenance and OEM technical product support for two years, for a fixed fee of $300,000, such fee being amortized over two years. The Company had the option to renew the maintenance and OEM technical product support for $15,000 per month, and effective as of January 1, 2007 the Company has renewed such support. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), and has reflected this asset on the balance sheet in “Other Assets.” The net carrying value of the asset is $250,000 as of December 31, 2006. Scheduled amortization expense is $250,000 for 2007.

Teloworks, Inc. (formerly Enterworks International, Inc.)

In December 2003, the Company entered into a Stock Purchase Agreement and the Stockholder Agreement (“Teloworks Agreements”), whereby the Company purchased a 50% interest in Teloworks, which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. The investment was founded upon anticipated future cost savings on projected labor costs, or an acquired “assembled workforce” (an acquired intangible asset). As techniques to measure the value of an assembled workforce and the related intellectual capital with sufficient reliability were not available and, as Teloworks was not expected to generate any substantial cash flows going forward, the investment was written off as of the balance sheet date of December 31, 2003, consistent with paragraph 17 of SFAS 142, “Goodwill and Other Intangible Assets.”

Furthermore and in accordance with the terms of the Teloworks Agreements, the Company agreed to fund up to 50% of Teloworks’ 2004 operating costs for an amount not to exceed $300,000 in 2004 (and certain direct expenses that amounted to $89,000 in 2004), and 50% of such operating costs and certain expenses thereafter, which amounted to approximately $463,000 and $549,000 for 2006 and 2005, respectively. Beginning in 2004, any such costs have been consolidated with the Company’s results of operations.

Pursuant to the Teloworks Agreements, the Company and Enterworks are required to fund the operations of Teloworks according to a funding schedule set forth in the Teloworks Agreements. For calendar year 2005, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $664,000 as of October 14, 2005, and as such the $664,000 was funded and expensed by the Company. However, as a result of Enterworks’ recapitalization effort, the $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock and was recorded as an investment in Enterworks. As noted above, in accordance with APB 18, the Company has recognized its share of Enterworks losses and reduced the investment in Enterworks to zero as of December 31, 2006.

In 2005, the Company overfunded $58,000 for Teloworks. In 2006, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $245,000 as of May 19, 2006. Consistent with subsection 3.4(d) of the Teloworks Agreements, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Teloworks. The Teloworks Agreements also provide for a cure period for the defaulting party, which was waived by the defaulting party. On May 19, 2006, the Company provided notice to Enterworks of its default and, pursuant to the waiver of the cure period by Enterworks, exercised its rights under the Teloworks Agreements to transfer the calculated ownership percentage to the Company. The amount of the Enterworks default set forth in the notice was approximately $303,000, which was comprised of the $58,000 overfunded amount in 2005 and the $245,000 funding on Enterworks behalf as stated above. As a result of such exercise of its rights per the Teloworks Agreements, the Company now owns 80.0% of Teloworks. Accordingly, the Company has consolidated Enterworks’ portion of such costs, which amount to $303,000.

Additionally, as of December 31, 2006, the Company overfunded its proportionate share of Teloworks operations by approximately $296,000. As a result, the Company recorded an amount due from Enterworks in the same amount, which was reduced to zero as described in the ‘Enterworks, Inc.’ disclosure above.

Subsequently, as a result of Enterworks private financing transaction discussed in the “Enterworks, Inc.” disclosure above, the Company owns 60% of Teloworks as of March 16, 2007.

Note 3. Sale of Telos Corporation (California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation (California) (“TCC”) to L-3 for a purchase price of approximately $20 million which included: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account, $1.0 million of which was released and paid in October 2003 and the remaining $1.0 million was released and paid in February 2005; and 3) approximately $2.7 million held back as deposits for liabilities relating to the leased Ashburn facility in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million of such lease-related hold-back was released and paid in August 2002; $0.8 million was paid in August 2004 with the remaining $0.8 million scheduled to be released and paid in August 2007. The gain of $10.9 million resulting from the sale of TCC included the write-off of $2.5 million of goodwill previously recorded for TCC.

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

The sale of TCC was treated as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, the revenue, costs and expenses of TCC had been excluded from their respective captions in the Company’s consolidated statements of operations and the net results of these operations have been reported separately as “Income (loss) from discontinued operations.” Therefore, the $1.0 million released and paid in February 2005 was recorded as gain on sale from discontinued operations.

Note 4. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 98.6%, 95.8% and 96.9% of consolidated revenue in 2006, 2005, and 2004, respectively. Total consolidated revenue derived from the U.S. Government for 2006 includes 85.9% of revenue from contracts with the Department of Defense agencies, and 12.7% of revenue from Federal Civilian Agencies. As the Company's primary customer base includes agencies of the U.S. Government, the Company has a concentration of credit risk associated with its accounts receivable. While the Company acknowledges the potentially material and adverse risk of such a significant concentration of credit risk, the Company’s past experience of collecting substantially all of such receivables provide it with an informed basis that such risk, if any, is manageable. The Company performs ongoing credit evaluations of all of its customers and generally does not require collateral or other guarantee from its customers. The Company maintains allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2006	2005
Billed accounts receivable	$21,317	$20,127
Amounts currently billable and other	4,800	5,279
Allowance for doubtful accounts	(407)	(493)

	$25,710	$24,913

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses	Deductions (1)	Balance End of Year
Year ended December 31, 2006	$493	$—	$(86)	$407
Year ended December 31, 2005	$540	$—	$(47)	$493
Year ended December 31, 2004	$487	$54	$(1)	$540

(1)	Accounts receivable written-off, allowance reversals and recoveries, net

Note 5. Debt Obligations

Senior Revolving Credit Facility

In April 2005, the Company renewed, on amended terms, the $22.5 million Facility with Wells Fargo Foothill (the “Facility”) that was originally scheduled to mature on October 21, 2005. The amended terms included, primarily a revolving line limit of $15 million with an interest rate of Wells Fargo “prime rate” plus 1%, and an extension of its maturity date to October 21, 2008. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. As of December 31, 2006, the Company has not elected the LIBOR rate option. Since April 2005, the interest rate is the Wells Fargo “prime rate” plus 1% (as of December 31, 2006 the Wells Fargo “prime rate” was 8.25%) or 5.75%, whichever is higher. As of December 31, 2006, the interest rate on the Facility was 9.25%.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants. Since the Facility’s inception, certain financial covenants, including, but not limited to, tangible net worth and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility, have been amended and restated, at various times, to more accurately reflect the Company’s performance. The financial covenants were amended and restated in August 2004, to eliminate the tangible net worth requirement. The Company and Wells Fargo Foothill have amended the EBITDA covenants at various times to reflect revised projections. The Company has been in compliance with, or obtained a waiver for any non-compliance with, its covenants through December 31, 2006, and has complied with its newly established covenants through March 31, 2007. Based on the Company’s projection of EBITDA for 2007, the Company expects that it will remain in compliance with its EBITDA covenants through December 31, 2007. Therefore, the Facility is classified as noncurrent as of December 31, 2006.

Effective as of April 10, 2006, the Company and Wells Fargo Foothill amended the Facility to provide the Company with a four-month additional availability amount and an amendment of its terms with respect to the availability block in the amount of $3.0 million (comprised of $2.5 million additional availability and $500,000 availability block relief), the available balance of which fluctuated over the term and expired on July 29, 2006. Such additional availability amount is subject to certain additional covenants and reporting requirements, including a minimum sales requirement. The Company paid fees in the amount of $100,000 and $50,000 in April and July of 2006, respectively, for the amendments. The interest rate for the additional availability amount ranged from 12.75% to 13.25% during its term, which was 5% over the Wells Fargo “prime rate.”

Effective September 12, 2006, the Company and Wells Fargo Foothill have amended the Facility to provide the Company with an increase in the maximum revolver amount to $21.0 million for the period from October 27, 2006 through December 30, 2006, an additional availability amount and an amendment of its terms with respect to the availability block (the combined available balance of which ranged from $1.0 million to $3.0 million over the term and expired December 30, 2006), and less restrictive EBITDA covenants. The Company paid fees in the amount of $140,000 in October 2006 for the amendment. The interest rate for the additional availability amount was 13.25% during its term, which was 5% over the Wells Fargo “prime rate.”

At December 31, 2006, the Company had outstanding borrowings of $12.6 million and unused borrowing availability of $0.7 million on the Facility. As of March 31, 2007, the Company has availability under its current arrangement of approximately $2.0 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 14.13% and 10.84% for the years ended December 31, 2006 and 2005, respectively.

Subsequently, the Company and Wells Fargo Foothill have amended the Facility to provide for availability block relief through April 30, 2007, to establish EBITDA covenants for 2007, to give consent to the formation of an LLC and subsequent sale of a portion of the membership interests in such LLC (disclosed in Note 13 - Contingencies and Subsequent Events), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amount to $160,000.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At December 31, 2006, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $17.3 million.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at December 31, 2006 and 2005.

The carrying value of the Notes as of December 31, 2006 and 2005 is consistent with the fair value as determined by an independent valuation performed by Navigant Consulting, Inc.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179	[1]
Senior Credit Facility	2008	$12,568	[2]

[1]

Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to October 31, 2008.

[2]

Balance due represents balance as of December 31, 2006, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 6. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2006, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At December 31, 2006 and 2005 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred stock totaled $6.0 and $5.6 million, respectively.

During 2006, 2005, and 2004 the Company accrued senior redeemable preferred stock dividends of $424,000 in each year, which were reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ deficit.

The carrying value of the Senior Redeemable Preferred Stock as of December 31, 2006 and 2005 is consistent with the fair value as determined by an independent valuation performed by Navigant Consulting, Inc.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Accretion for the years ended December 31, 2006 and 2005 was $3.0 million and $1.8 million, respectively, which were reported as interest expense in those respective years. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2006 was 3,185,586. The stock trades over the NASDAQ/ OTCBB Exchange. The aggregate fair value of the public preferred stock at December 31, 2006 and 2005 was $63.4 million and $39.8 million, respectively.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2006 and 2005.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2006. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor”.

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

Paragraph 5 of SFAS No. 78, provides the following:

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

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $57.7 million and $40.1 million as of December 31, 2006 and 2005, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the periods ended December 31, 2006, 2005 and 2004, dividends totaling $14.4 million, $4.2 million, and $4.2 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …” Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $88.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2006. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 7. Stockholders’ Equity, Warrants, Option Plan, and Employee Benefit Plan

Common Stock

The relative rights, preferences, and limitations of the Class A common stock and the Class B common stock are in all respects identical. The holders of the common stock have one vote for each share of common stock held. Subject to the priority rights of the Public Preferred Stock and any series of the Senior Preferred Stock, holders of Class A and Class B common stock are entitled to receive such dividends as may be declared.

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

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company’s Class A common stock were available for issuance under options to key employees, including officers and directors. The options expire 10 years from the date of grant. The option price determined by the Board of Directors was not less than the estimated fair value at the date of the grant and the options generally vest over a four-year period. The 1990 Stock Option Plan expired in 2000, with 923,000 remaining unissued options canceled.

1993 Option Plan

In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company’s Class A common stock from the Company at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati’s agreement was terminated in 1996, and Mr. Beninati had not exercised any of the options. The shares subsequently available were administered under the same terms as the 1996 Stock Option Plan. These options expired 10 years from the date of grant. The 1993 Option Plan terminated in 2003.

1996 Stock Option Plan

The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control. The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan. The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled. A total of 3,034,990 options granted under the 1996 Stock Option Plan expired during 2006.

Telos Delaware Stock Incentive Plan

During the third quarter of 2000, the Board of Directors of the Company approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain key executives and employees of the Company are eligible to receive stock options under the plan. Under the plan, the Company may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair value on the date of grant. All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors.

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

A summary of the status of the Company’s stock options for the years ended December 31, 2006, 2005, and 2004 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2006 Stock Option Activity

Outstanding at beginning of year	11,876	$1.19
Granted	—	—
Exercised	—	—
Canceled	(3,659)	0.94

Outstanding at end of year	8,217	$1.26

2005 Stock Option Activity

Outstanding at beginning of year	12,064	$1.17
Granted	60	0.69
Exercised	—	—
Canceled	(248)	1.26

Outstanding at end of year	11,876	$1.19

2004 Stock Option Activity

Outstanding at beginning of year	7,711	$1.47
Granted	4,468	0.68
Exercised	—	—
Canceled	(115)	2.02

Outstanding at end of year	12,064	$1.17

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Average Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	4,898	3.3 years	$0.69	3,462	$0.69
$1.00 – $2.00	2,148	2.3 years	$1.16	2,148	$1.16
$3.85 – $4.00	1,171	3.7 years	$3.85	1,171	$3.85

Additionally, the Company determined that a significant change in the valuation estimate for common stock would not have a significant effect on the financial statements.

Telos Shared Savings Plan

The Company sponsors a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Company has 3,658,536 shares of Telos Class A common stock in the plan representing 17.3% of the class. Since no public market exists for Telos Class A common stock, the Trustees of the plan obtain an annual evaluation from a third-party investment company, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the range presented by the third-party investment company. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. Total Company contributions to this Plan for 2006, 2005, and 2004 were $664,000, $594,000, and $458,000, respectively.

Note 8. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from continuing operations includes the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Current provision
Federal	$—	$—	$52
State	12	9	7

Total current	12	9	59

Deferred provision
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision	$12	$9	$59

The provision (benefit) for income taxes related to continuing operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2006	2005	2004
Computed expected income tax provision (benefit)	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(1.9)	(1.8)	2.6
Change in valuation allowance for deferred tax assets	15.5	18.3	(46.4)
Meals and entertainment	0.4	1.2	3.6
Dividend and accretion on preferred stock	19.9	14.9	75.5
Other	0.1	1.5	0.7

	0.0%	0.1%	2.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$106	$139
Allowance for inventory obsolescence and amortization	166	132
Accrued liabilities not currently deductible	2,535	1,197
Accrued compensation	731	765
Property and equipment, principally due to differences in depreciation methods	717	500
Net operating loss carryforwards	10,768	7,274
Alternative minimum tax credit carry forward	404	404

Total gross deferred tax assets	15,427	10,411
Less valuation allowance	(15,106)	(10,136)

Net deferred tax assets	321	275

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(321)	(275)

Total deferred tax liabilities	(321)	(275)

Net deferred tax assets	$—	$—

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
December 31, 2006	$10,136	$4,970	$—	$15,106
December 31, 2005	$7,687	$2,449	$—	$10,136
December 31, 2004	$9,730	$—	$2,043	$7,687

In accordance with SFAS 109, “Accounting for Income Taxes,” a full valuation allowance has been provided at December 31, 2006, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized in the near term.

At December 31, 2006, for federal income tax purposes there were approximately $27.7 million net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in 2025. Additionally, approximately $27.3 million of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in 2025. In addition, the Company has $404,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

Note 9. Commitments

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006 (in thousands):

	Property	Equipment	Total
2007	$1,793	$93	$1,886
2008	1,793	29	1,822
2009	1,793	29	1,822
2010	1,793	29	1,822
2011	1,793	—	1,793
Remainder	7,621	—	7,621

Total minimum obligations	16,586	180	16,766
Less amounts representing interest	(7,424)	(26)	(7,450)

Net present value of minimum obligations	9,162	154	9,316
Less current portion	(513)	(81)	(594)

Long-term capital lease obligations at December 31, 2006	$8,649	$73	$8,722

Accumulated amortization for property and equipment under capital leases at December 31, 2006 and 2005 is $8.0 million and $7.3 million, respectively. Future minimum lease payments for all noncancelable operating leases at December 31, 2006 are as follows (in thousands):

2007	$545
2008	488
2009	397
2010	339
2011	85

Total minimum lease payments	$1,854

Net rent expense charged to operations for 2006, 2005, and 2004, totaled $585,000, $535,000, and $536,000, respectively.

Warranties

The Company provides product warranties for products sold through certain U.S. Government contract vehicles. The Company accrues a warranty liability at the time that it recognizes revenue for the estimated costs that may be incurred in connection with providing warranty coverage. Warranties are valued using historical warranty usage trends; however, if actual product failure rates or service delivery costs differ from estimates, revisions to the estimated warranty liability may be required.

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)
Year Ended December 31, 2006	$1,627	$810	$(1,057)	$1,380
Year Ended December 31, 2005 (restated)	$1,423	$1,195	$(991)	$1,627
Year Ended December 31, 2004	$1,787	$376	$(740)	$1,423

Note 10. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current shareholders and former officers is set forth below.

Mr. John R. C. Porter, the owner of a majority of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $260,000 by the Company in 2006, 2005, and 2004 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. John R.C. Porter.

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

Note 11. Reportable Segments

At December 31, 2006, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta. Descriptions for each of these operating segments are as follows:

Managed Solutions: Develops, markets and sells integration services that address a wide range of government information technology (IT) requirements. Offerings consist of innovative IT solutions that consist of industry leading IT products from original equipment manufacturers (“OEMs”) with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. For 2006, Managed Solutions generated revenue of $62.0 million, which represents an increase of 6.4% over 2005.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government, financial institutions and other large commercial organizations, to address the growing demand for information security solutions. Xacta provides Secure Network solutions, Enterprise Messaging solutions, Identity Management solutions (formerly known as Enterprise Credentialing solutions), Information Assurance product and consulting services. For 2006, Xacta generated revenue of $78.9 million which represents a decrease of 6.5% over 2005.

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

	Managed Solutions and Other Services	Xacta	Other (1)	Total
	(amount in thousands)
2006
External revenues	$61,997	$78,876	$—	$140,873
Gross margin	1,750	20,099	—	21,849
Segment loss (2)	(5,108)	(3,917)	—	(9,025)
Total assets	18,558	20,390	9,512	48,460
Capital expenditures	12	181	560	753
Depreciation and amortization (3)	15	633	1,207	1,855
2005
External revenues	$58,246	$84,349	$—	$142,595
Gross margin	4,411	19,645	—	24,056
Segment loss (2)	(3,233)	(2,526)	(104)	(5,863)
Total assets	13,673	18,088	10,101	41,862
Capital expenditures	21	414	954	1,389
Depreciation and amortization (3)	287	610	1,054	1,951
2004
External revenues	$31,496	$84,844	$—	$116,340
Gross margin	3,624	24,993	—	28,617
Segment (loss) profit (2)	(2,299)	8,243	—	5,944
Total assets	14,724	33,710	10,083	58,517
Capital expenditures	2	280	874	1,156
Depreciation and amortization (3)	218	237	963	1,418

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization includes amounts relating to property and equipment, capital leases and spare parts inventory.

The Company maintains a facility in Germany; however, the Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has 5 separate facilities located in various states and the District of Columbia.

Revenue by Major Market and Significant Customers

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three years is as follows:

	2006		2005		2004
	(amount in thousands)
Department of Defense	$121,039	85.9%	$123,905	86.9%	$98,019	84.3%
Federal Civilian	17,859	12.7%	12,747	8.9%	14,704	12.6%
Commercial	1,974	1.4%	5,943	4.2%	3,617	3.1%

Total	$140,873	100.0%	$142,595	100.0%	$116,340	100.0%

Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands). Certain reclassifications have been made to prior quarter financial data to conform to the presentation used in the December 31, 2006 consolidated financial statements.

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2006
Sales	$25,174	$35,813	$35,093	$44,793
Gross profit	4,495	6,960	3,587	6,807
Loss from continuing operations	(8,119)	(13,900)	(5,881)	(1,781)
Net loss	(8,119)	(13,900)	(5,881)	(1,781)

2005
Sales	$34,962	$24,574	$40,568	$42,491
Gross profit	7,506	4,762	7,197	4,591
Loss from continuing operations	(1,629)	(5,321)	(1,880)	(6,230)
Net loss	(629)	(5,321)	(1,880)	(6,230)

2004
Sales	$26,787	$22,478	$31,710	$35,365
Gross profit	5,459	4,054	11,335	7,769
(Loss) income from continuing operations	(1,427)	(2,509)	1,532	(549)
Net (loss) income	(1,427)	(2,509)	1,532	(549)

Note 13. Contingencies and Subsequent Events

Telos Identity Management Solutions, LLC

On April 11, 2007, Telos Identity Management Solutions, LLC (“TIMS LLC”) was formed as a limited liability company under the Delaware Limited Liability Company Act. The Company contributed all of the assets of its Identity Management business and assigned its rights to perform under its government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC. The net book value of assets contributed by the Company totaled $17,000. The Company owned 99.999% of the membership interests of TIMS LLC and certain private equity investors (“Investors”) owned 0.001% of the membership interests of TIMS LLC. On April 20, 2007, the Company sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. Mr. Wood’s brother holds a 2% interest in TIMS LLC. The Company will utilize all such funds to address ongoing working capital requirements.

The Company had previously attempted to sell 100% of its Identity Management business, but its efforts to find a strategic buyer caused it to conclude that it could not obtain adequate value from a sale of the entire unit. The Company has obtained a fairness opinion from a nationally recognized investment banking firm that the consideration received from the financial investor is fair, from a financial point of view, to the Company.

The parties have signed an operating agreement which provides for a Board of Directors comprised of five (5) members. The operating agreement also provides for two subclasses of membership units, Classes A (the Company) and B (the Investors). Class A membership unit owns 60% of TIMS LLC, and as such is entitled to 60% of the profits, and is entitled to appoint three (3) members of the Board of Directors. Class B membership unit owns 40% of TIMS LLC, and as such is entitled to 40% of the profits, and is entitled to appoint two (2) members of the Board of Directors.

As indicated in the operating agreement, one of the Class A members will be designated the Chairman of the Board. John B. Wood, Chairman and CEO of the Company will be designated as the Chairman of the Board of TIMS LLC. The Company has entered into a corporate services agreement with TIMS LLC whereby the Company will provide certain administrative support services to TIMS LLC, including but not limited to finance and accounting and human resources.

Financial Condition and Going Concern Considerations

The consolidated financial statements for the year ended December 31, 2006 that are included in this Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total direct expenses related to unreimbursed litigation-related expenses, the Company’s working capital deficit was $12.1 million as of December 31, 2006. Total expenses related to litigation were (net of $3.1 million in reimbursements by the Company’s insurers) $5.7 million for 2006, and $4.1 million for the 12 months ended December 31, 2005. Such unreimbursed legal expenses continue to adversely affect working capital, and $5.9 million of such expenses are unpaid as of December 31, 2006. The Company is actively working with its vendors, including law firms, partners and subcontractors to mitigate the effect of these working capital constraints during this period. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was detailed to the Transaction Committee of the Board in July 2006, and which the Company has begun to execute and continues to implement.

There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. See Note 5 – Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

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

During 2006, the seasonal reduction in orders in the first and second quarters, decrease in gross margin and increase in unreimbursed litigation-related expenses, have combined to adversely affect the Company’s EBITDA (as defined by the Wells Fargo Foothill Facility). See Note 5 – Debt Obligations. The Company currently anticipates that it will receive substantial insurance reimbursements for litigation-related expenses, combined with the company-wide reorganization and cost reduction plan instituted in June 2006, the Company, based upon current projected EBITDA (as defined by the Wells Fargo Foothill Facility), expects improved liquidity going forward. The Company further believes such projected improved liquidity will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2007.

Legal Proceedings

Costa Brava Partnership III, L.P.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”), filed a lawsuit on October 17, 2005 in the Circuit Court of Baltimore City in the State of Maryland (“Complaint”) against the Company, its directors, and certain of its officers. According to Amendment No. 6 to Schedule 13D filed by Costa Brava on October 18, 2005, Costa Brava owns 15.9% of the outstanding Public Preferred Stock.

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

On December 22, 2005, the Company’s Board of Directors established a special litigation committee (“Special Litigation Committee”) comprised of independent directors to review and evaluate the matters raised in the derivative suit filed against the Company by Costa Brava relating to the Company’s Public Preferred Stock.

On January 9, 2006, the Company filed a motion to dismiss the Complaint or, in the alternative, to stay the action until the Special Litigation Committee had sufficient time to properly investigate and respond to Costa Brava’s demands. On March 30, 2006, Judge Albert J. Matricciani granted the motions in part and denied them in part, but also denied the alternative request for a stay.

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene. An order was entered on May 25, 2006 by Judge Matricciani, designating Wynnefield Partners as the plaintiff with Costa Brava in the lawsuit. Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs.”

On April 28, 2006, the Company filed its answer to the Complaint.

On May 26, 2006, Plaintiffs filed a motion for a preliminary injunction to prevent the sale or disposal of Xacta Corporation or any of its assets until the lawsuit is resolved on the merits. Subsequently, an order was issued dismissing the motion without prejudice on October 26, 2006. However, the Plaintiffs objected to the wording of the order, insisting that the Company give Plaintiffs at least 30-day prior notice of any pending transaction. Nevertheless, on January 29, 2007, the Court reissued the order, dismissing the Plaintiff’s motion without the notice requirement.

On August 30, 2006, Plaintiffs filed a motion for receivership following the resignations of six of the nine members of the Board of Directors on August 16, 2006. However, as previously reported on August 22, 2006, within a week of the resignations, three new independent board members were added. Then the announcement of two additional independent board members was made on October 31, 2007, bringing the total board membership to eight. Thus, the board and all board committees, including the Special Litigation Committee and the Transaction Committee have been fully reconstituted.

The hearing on the motion for receivership was held on October 18, 2006 in Baltimore, Maryland. As previously reported, the Plaintiffs’ motion for receivership was denied on November 29, 2006.

On February 15, 2007, the Plaintiffs filed their second motion for preliminary injunction to prevent the sale or disposal of any corporate assets outside the ordinary course until such time that two new Class D directors have been elected. This followed the Plaintiff’s February 7, 2007 letter to the corporate secretary requesting a special meeting to elect new Class D directors to replace the two board seats left vacant by the resignations in August 2006. As previously reported, the special meeting is scheduled for May 31, 2007. The hearing on the motion was held on April 16, 2007. On April 19, 2007, Judge Matricciani issued an opinion denying the Plaintiffs’ motion.

On February 27, 2007, the Plaintiffs filed a second amended complaint and added Mr. John R. C. Porter, the Company’s majority shareholder, as a defendant. The Company filed its motion to strike/dismiss and motion for summary judgment on March 28, 2007. The motion states that the court should strike or dismiss as a matter of law or on summary judgment certain claims. The opposition to the motion was filed on April 16, 2007 by the Plaintiffs and the Company is planning to file a timely reply brief. The hearing on the motion originally scheduled for April 25, 2007 will be held on a date to be determined.

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

Other Litigation

In addition, the Company is a party to litigation arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2006, and concluded that those disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosures.

There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Directors

John B. Wood, President, Chief Executive Officer, Chairman of the Board and Director

Mr. Wood (age 43) joined the Company in 1992 as Executive Vice President and Chief Operating Officer (“COO”) and in 1994 was named President and Chief Executive Officer (“CEO”). In March 2000 he was appointed to the newly created position of Executive Chairman of the Board which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January of 2003, Mr. Wood resumed the positions of President and CEO. Mr. Wood has also served as Chairman of Enterworks, an affiliated company, since January 1996; and as CEO from January 1996 to November 2005. Prior to joining the Company, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on one private company board and one foundation board.

Bernard C. Bailey, Director

Mr. Bailey (age 53) was elected to the Board of Directors in October 2006. Mr. Bailey’s career spans over two decades of management experience in the high technology and security industries. He served most recently from August 2002 to September 2006 as the president and CEO of Viisage Technology, Inc., a leading provider of advanced technology identity solutions. Under his four years of leadership, Viisage’s market capitalization grew from $60 million to over $1 billion. During that period the company executed nine acquisitions, eventually culminating in the formation of L1 Identity Solutions, a NYSE listed company. Prior to Viisage, from January 2001 to August 2002, Mr. Bailey served in various executive roles, including COO at Art Technology Group (ATG), a leading provider of e-commerce software. From 1984 to 2001, Mr. Bailey held a variety of finance, sales, marketing, and operations positions at IBM, where he also served in executive roles involved in the growth and development of IBM Global Service’s systems integration and consulting business lines. In addition to his duties with Telos, Mr. Bailey serves as a director on the board of Lasercard Corporation (NASDAQ: LCRD). Mr. Bailey is also the CEO in Residence for USBX Advisory Services LLC, an investment banking firm specializing in providing merger and acquisition services to the security and consumer goods industries. Mr. Bailey also serves as President and CEO of Paraquis Solutions LLC, a privately held consulting and IT services firm.

David Borland, Director

Mr. Borland (age 59) was elected to the Board of Directors in March 2004 after retiring as Deputy Chief Information Officer (“CIO”) of the U.S. Army with more than 30 years of experience in the U.S. Government. Mr. Borland’s career Army experience also includes serving as Vice Director of Information Systems for Command, Control, Communications, and Computers (DISC4); Director of the Information Systems Selection and Acquisition Agency (ISSAA); and numerous other positions. From 1966 through 1970, Mr. Borland served in the U.S. Air Force. Mr. Borland has received numerous awards, including the Meritorious Presidential Rank Award for Senior Executive Service Members (1996) and the Distinguished Presidential Rank Award (2000). He has been named Federal Computer Week Fed 100 four times and Government Computer News Department of Defense Executive of the Year in November 2000.

William M. Dvoranchik, Director

Mr. Dvoranchik (age 60) was elected to the Company’s Board of Directors in October 2006. From 1999 to 2001, Mr. Dvoranchik was president of Electronic Data Systems Federal Government, where he oversaw all aspects of EDS’ relationship with the US Government. He retired in August 2001 after more than 30 years with EDS. Mr. Dvoranchik joined EDS as a systems engineer in 1971, and later was appointed manager of the National Information Systems account. He next served as vice president for the corporation’s savings and loan business division, and as division manager for banking and thrift institutions. He became vice president of EDS Government Services in 1986 and president in 1989. Mr. Dvoranchik was appointed president of EDS State and Local Government in 1997 and led the unit to record operating profits. He was appointed president of EDS Government Enterprise Solutions in January 1999 and assumed the position of president of EDS Federal Government in September of that year. For over 20 years, Mr. Dvoranchik served as chairman of the board of the EDS Employees Federal Credit Union, which had assets of more than $400 million. He has held leadership positions in numerous industry and civic organizations and presently serves on the Advisory Boards of Quest Software, TIBCO, and ITAA.

Lt. Gen. Bruce Harris (USA, Ret.), Director

Lieutenant General Harris (age 72) was elected to the Board in August 2006. He retired from the United States Army in September of 1989 after more than 33 years of continuous active duty. At the time of his retirement General Harris was the Director of Information Systems for Command, Control, Communications and Computers in the Office of the Secretary of the Army, Washington, D.C. In that capacity he served as the principal advisor to the Secretary and Chief of Staff of the Army on all aspects of policy, planning, resourcing and acquisition of communications, automation, information management and command and control systems in the United States Army. Since his retirement, General Harris has worked with many of America’s leading corporations as a consultant on matters relating to the development of strategic and business plans, resource planning and budget formulation.

Lt. Gen. Charles S. Mahan, Jr. (USA, Ret.), Director

Charles S. Mahan, Jr. (age 60) was elected to the Board of Directors in August 2006. He became president and chief executive officer of Horne Engineering Services, LLC in July 2006 and assumed the role of Chief Operating Officer of Horne International (Horne Engineering Services and two other subsidiaries that form Horne International) in October 2006. Mr. Mahan joined Horne in 2006 and is focused on the company’s continued growth in the government services sector. Prior to joining Horne, from July 2005 to July 2006, he was Vice President of Homeland Security and Defense for SAP Public Services, Inc., where he led both SAP’s Homeland Defense practice and its business development efforts for all federal, state, and local government organizations. Prior to joining SAP, Mr. Mahan helped establish Home Depot’s Government Solutions Group. He brings more than 35 years of distinguished military service, having retired from the U.S. Army in 2003 with the rank of Lieutenant General and serving as the Army’s Deputy Chief of Staff for Logistics. He currently serves on the Board of Directors of The Society of International Logistics (SOLE) and the National Defense Industrial Association (NDIA).

Robert J. Marino, Director and Executive Vice President Special Projects

Mr. Marino (age 69) joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. In January 1994, Mr. Marino was appointed to President of Telos Systems Integration, and in January 1998, he was appointed Chief Sales and Marketing Officer. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Marino was elected to the Board of Directors in June 2004 at which time he was also appointed Executive Vice President Special Projects and stepped down as Executive Vice President and Chief Sales and Marketing Officer.

Vice Adm. Jerry O. Tuttle (USN, Ret.), Director

Vice Admiral Jerry O. Tuttle (age 71) was elected to the Board of Directors in August 2006. He retired from the United States Navy in 1993 following a 39-year career that included assignments to numerous attack and fighter squadrons as well as leadership of key information technology programs. Mr. Tuttle is widely regarded as an information technology strategist, having created Navy’s 4I Joint Operations Tactical System. In 1989, he became Director, Space and Electronic Warfare, an assignment he held until retirement. Since February 2002 he has been president and CEO of J.O.T. Enterprises, an information systems and command, control, communications, intelligence, surveillance and reconnaissance consulting company. Previous executive positions were, from June 2000 to February 2002, as president of REL-TEK Systems & Design (now Savantage Financial Services), an employee-owned software development firm; from 1996 to 2000, as president of ManTech International’s largest subsidiary, ManTech Systems Engineering; and, from 1993 to 1996, as vice president for business development and chief staff officer with Oracle Government.

For resignation of directors in fiscal year ended December 31, 2006, see Proxy Statement filed November 21, 2006.

Audit Committee

Members: Bernard C. Bailey (Chairman), William M. Dvoranchik, Charles S. Mahan

The Audit Committee was established in accordance with Section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended. Pursuant to Rule 4200(a)(15) of the NASDAQ Marketplace, the Audit Committee consists of independent directors Bailey (chairman), Dvoranchik, and Mahan, and was established to review, in consultation with the independent auditors, the Company’s financial statements, accounting and other policies, accounting systems and systems of internal controls. Mr. Bailey and Mr. Dvoranchik serve as the financial experts as defined in the SEC rules on the committee. The Board of Directors has adopted an Audit Committee charter which is available on the Company’s website at www.telos.com.

Management Development and Compensation Committee (“Compensation Committee”)

Members: William M. Dvoranchik (Chairman), David Borland, Bruce R. Harris

The Management Development and Compensation Committee is comprised of at least three members of the Board of Directors, who must meet the independence requirements pursuant to Rule 4200(a)(15) of the NASDAQ Marketplace. The Compensation Committee is comprised of independent directors William M. Dvoranchik (Chairman), David Borland, and Bruce R. Harris. None of these individuals is a former officer or employee of Telos or has served as an officer or employee of Telos during the fiscal year ended December 31, 2006. In addition, no member of the Compensation Committee was engaged in any related person transactions as defined under the Exchange Act. The Board of Directors has adopted a Compensation Committee charter which is available on the Company’s website at www.telos.com.

Nominating and Corporate Governance Committee (“Nominating Committee”)

Members: John B. Wood (Chairman), David Borland, Bruce R. Harris, Robert J. Marino, Jerry O. Tuttle

The Nominating and Corporate Governance Committee is comprised of at least three members of the Board of Directors, with a majority of independent directors. The Nominating Committee consists of directors Borland, Harris and Tuttle, serving as independent directors pursuant to Rule 4200(a)(15) of the NASD; and Messrs. Marino and Wood (Chairman) who, pursuant to that rule, are not independent. The Board of Directors has adopted a Nominating Committee charter which is available on the Company’s website at www.telos.com.

Meetings of the Board of Directors and Committees of the Board of Directors

During the fiscal year ended December 31, 2006, the Board of Directors held 18 meetings. Each of the incumbent directors attended over 75 percent of the aggregate of the total number of Board meetings and the total number of meetings held by all committees of the Board on which he served.

Four directors, namely Messrs. Harris, Marino, Tuttle, and Wood attended the Company’s 2006 annual meetings of shareholders.

Executive Officers

Michael P. Flaherty, Executive Vice President, General Counsel and Chief Administrative Officer

Mr. Flaherty (age 62) was appointed Executive Vice President, General Counsel and Chief Administrative Officer (“CAO”) in January 2001. Prior to joining the Company, Mr. Flaherty previously was “of counsel” with the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and CEO of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee. Mr. Flaherty holds a Bachelor of Arts from Boston University and a Juris Doctor from the Columbus School of Law of Catholic University of America.

Edward L. Williams, Executive Vice President and Chief Operating Officer

Mr. Williams (age 46) joined the Company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and Defense Contract Audit Agency (“DCAA”) compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of the Company’s operations. Mr. Williams was named Executive Vice President and COO in 2003 and Interim CFO in October 2003. He stepped down as Interim CFO of the Company in January 2005. Prior to joining the Company, Mr. Williams was the CFO for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a Bachelor of Science in Finance from the University of Maryland.

Michele Nakazawa, Senior Vice President and Chief Financial Officer

Ms. Nakazawa (age 49) joined the Company in March 2004 as Vice President and Controller. In January 2005, Ms. Nakazawa was promoted to Senior Vice President and appointed to serve as CFO. Ms. Nakazawa has over 20 years experience in finance and accounting. Prior to joining the Company, she held various positions, including CFO of Ubizen, Inc., a U.S. subsidiary of a publicly-held Belgian company, from 1999 to 2003; Controller and Treasurer of National Security Analysts, Inc. from 1991 to 1997, and financial analyst for Federal Systems Division of IBM, Inc. from 1983 to 1990. Ms. Nakazawa is a Certified Public Accountant and holds a Masters of Science in Accounting from American University and a Bachelor of Arts in Chemistry from Goucher College.

Richard P. Tracy, Senior Vice President and Chief Security Officer

Mr. Tracy (age 45) joined the Company in October 1986 and held a number of management positions within the Company’s New Jersey operation. In February 1996, he was promoted to vice president of the Telos information security group and in this capacity established a formidable information security consulting practice. In February 2000, Mr. Tracy was promoted to senior vice president for operations and helped launch the Xacta business lines, the Company’s segment focusing on information security. Since that time, Mr. Tracy has pioneered the development of innovative and highly scaleable enterprise risk management technologies that have become industry-leading solutions within the federal government and the financial services verticals. He is the principal inventor listed on four patents and seven patents pending for Xacta software. Mr. Tracy assumed the role of chief security officer for Telos and Xacta in 2004 and chief technology officer in 2005.

Alvin F. Whitehead, Senior Vice President, Enterprise Messaging Management

Mr. Whitehead (age 58) joined Telos in 1999 as Vice President of New Business Opportunities, focusing on emerging business areas including Information Security, Secure Messaging and Data Integration. Prior to Telos, Mr. Whitehead spent 28 years in the Army, retiring as Chief of Staff of the Defense Information Systems Agency (DISA). During his four years as Chief of Staff, he was responsible for coordinating the Agency’s 8000-person staff and its $4.0 billion budget. He was instrumental in establishing the DoD’s Computer Emergency Response Team (CERT) and integrating it into the Global Network Operations Center. Mr. Whitehead has a Bachelor of Arts from Virginia Polytechnic Institute and State University, and a Master of Public Administration from George Washington University.

Brendan D. Malloy, Senior Vice President, Secure Networking

Mr. Malloy (age 41) joined Telos Corporation in 1996, serving initially as a senior account executive before being promoted to director of DoD Sales, and later to vice president of DoD Sales. In January 2005 he was appointed senior vice president of sales. He currently leads the Secure Networking Solutions organization in support of opportunities in DoD, federal agencies, and the intelligence community, as well as channel relationships through the Telos Partner Program. He held previous sales positions with QMS Federal and Printer Plus. Mr. Malloy is a 1988 graduate of Curry College.

Ralph M. Buona, Vice President and General Manager, Telos Managed Solutions

Mr. Buona (age 51) joined the Company in September 1994 and was promoted to vice president of business development in September 1995, cultivating new business in the areas of information operations/assurance, enterprise management, enterprise integration, wireless networking, advanced messaging, and traditional systems integration. He presently oversees the $75 million Managed Solutions division of Telos. Prior to joining the Company, he served with Contel Information Systems, Federal Information Technologies, and Cincinnati Bell Information Systems. Mr. Buona began his career as an Air Force officer and concluded with the Air Force Space Command and NORAD where he was responsible for managing software development and IA activities associated with the advanced early warning missile defense systems. He holds a Bachelor of Science degree in Management from the United States Air Force Academy and a Masters of Science in Systems Management from the University of Southern California.

Ronald J. Dorman, Vice President, Information Assurance

Mr. Dorman (age 43) joined the Company in July 2004 as program director for messaging and information security. He was promoted to vice president in November 2005 and presently provides oversight and program management for information assurance (IA) solutions including Xacta IA Manager and IA services engagements for DoD and federal customers. From August 1999 to July 2004, Mr. Dorman served with the Defense Information Systems Agency (DISA), becoming Deputy Director of the C4I Program Integration, then Principal Director for Interoperability, where he was responsible for end-to-end interoperability between systems within the Global Information Grid. Mr. Dorman led the DoD PKI Program’s design, implementation, and operations, and successfully partnered with other agencies and services to field Common Access Cards (CACs) globally at military bases and other sites. He served earlier with NATO, the Department of the Navy, and with McLaughlin Research Corporation. Mr. Dorman has a Bachelor of Science in Mechanical Engineering from Virginia Polytechnic Institute and State University.

Mark Griffin, Vice President, Identity Management

Mr. Griffin (age 47) joined the Company in 1984 as program manager. He was promoted to vice president for the Company’s Traditional Business Division in January 2004 and to vice president, Identity Management, effective January 2007. Mr. Griffin has over 20 years experience in government IT contracting, materials management and systems integration projects in the electronics and communications fields. He as been involved in day-to-day operations of and has had overall management responsibility for many of Telos’ most critical programs for the Army, Navy, Federal Aviation Administration (FAA), Defense Management Data Center (DMDC), General Services Administration (GSA) and Immigration and Naturalization Services (INS). Mr. Griffin holds a Bachelor of Science in Engineering from Virginia Polytechnic Institute and State University.

David S. Easley, Controller

Mr. Easley (Age 36) joined the Company in April 2005 as Director of Finance & Accounting. In October 2005, Mr. Easley was promoted to Controller. Prior to joining the Company, Mr. Easley held various positions, including Controller for Applied Predictive Technologies, Inc., a software and consulting company from 2000 until joining the Company; and Senior Accountant with Beers & Cutler PLLC in Washington, D.C. Mr. Easley is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Kentucky.

Each of the directors and executive officers of the Company is a United States citizen.

Legal Proceedings Involving Directors, Officers, Affiliates and/or Beneficial Owners

For a discussion of legal proceedings involving former directors, officers, and beneficial owners, see Item 3. Legal Proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1933 requires officers, directors and owners of more than 10% of any class of the Company’s equity securities to file reports of changes in ownership of the Company’s registered equity securities with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) reports so filed.

Based on a review of the copies of reports received and on written representations from the Company’s reporting persons, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and 10% stockholders were complied with from May 2006 to the end of fiscal year ended December 31, 2006. For a report on reports filed late for prior years, see the Company’s Proxy Statement filed on November 21, 2006.

Corporate Governance

The Company has adopted a code of ethics which is available on its website at www.telos.com.

There have been no changes in the procedures by which shareholders may recommend nominees to the Company’s board of directors.

For compensation committee interlocks and insider participation, see Management Development and Compensation Committee above.

For Audit Committee financial expert, see Audit Committee above.

For Compensation Committee report, see Item 11 below.

Item 11. Executive Compensation

Compensation Discussion and Analysis

For discussion concerning the Company’s Management Development and Compensation Committee, including Compensation Committee interlocks and insider participation, see Item 10. Directors and Executive Officers of the Registrant – Management Development and Compensation Committee.

Overview

The Management Development and Compensation Committee (“Compensation Committee”) is responsible for implementing and monitoring adherence to the Company’s compensation philosophy (including benefits, bonuses, perquisites and equity compensation) of all directors and executive officers of the Company. With respect to the remuneration of other Company employees, the Compensation Committee is responsible for the review and approval of the compensation methodology and any equity compensation to be paid and the administration of the Company’s equity-based compensation plans. The Compensation Committee’s responsibilities include:

•	Reviewing total compensation and performance of the Company’s named executive officers

•	Setting total compensation of the Chief Executive Officer, and evaluating his performance based on corporate goals and objectives

•	Recommending to the Board of Directors incentive and equity-based compensation plans and amendments to such plans

•	Reviewing director compensation levels and practices, and recommending from time to time, changes in such compensation levels and practices

A copy of the Compensation Committee’s charter is available at http://www.telos.com. The Compensation Committee reviews its charter annually.

Compensation Philosophy and Objectives

The primary objectives of the Compensation Committee are to attract and retain highly talented and results-oriented executives who are critical to the Company’s long-term success and the achievement of shareholder value. The Compensation Committee believes that long-term corporate performance is enhanced by aligning the goals of the Company’s key employees, including its named executive officers, with the best interests of the Company. The Compensation Committee believes that performance-based incentive programs closely tied to company-wide, business unit and/or individual performance of predetermined financial and operating goals, are a powerful and effective tool to advance the best interests of the Company. The Compensation Committee expects continued implementation of compensation plans that link a substantial portion of executive compensation to key strategic financial and operational goals such as the development and maintenance of strategic relationships, the increase of sales for Company products and the restructuring of the balance sheet.

Components of Executive Compensation for Fiscal Year 2006

Compensation for the Company’s executive officers consists of three principal components: base salary, short-term incentive compensation, and long-term compensation. The short-term incentive compensation programs are cash-based and generally tied to the annual financial performance of the Company or the executive officer’s business unit, based upon revenue and profits. The long-term incentive compensation program is tied to the value of the Company’s stock through stock options. The Company encourages its executives to own stock of the Company and the long-term incentive compensation is designed in part to promote such objective.

To determine executive compensation, the Company uses publicly available compensation data of companies of similar size and with a similar structure who are active in defense contracting or general government contracting. The Company also has engaged independent outside consultants to provide and analyze appropriate comparable compensation data.

For the fiscal year ended December 31, 2006, the principal components of compensation for the Company’s executive officers were:

•	Base salary

•	Other benefits

No short-term or long-term compensation was awarded to executive officers in fiscal year 2006.

Base Salary

The Company provides its executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. The relative levels of base salary for executive officers are designed to reflect each executive officer’s professional expertise and scope of responsibility and accountability within the Company. Base salaries are generally established at levels sufficient to attract and retain an effective management team when considered in combination with the performance-based components of the Company’s overall compensation program. The Company establishes base salaries, generally near the median of the salary range for executives in similar positions at comparable companies. Base salaries are reviewed yearly in the context of overall compensation and may be adjusted from time to time to take into account market conditions and changes in executive responsibilities.

Annual Incentive Bonus Plan

The principal short-term incentive compensation for executive officers and key employees is the performance-based cash bonus paid subsequent to fiscal year end. For most senior executive officers, these awards are made based upon the achievement of annually budgeted orders, revenue, operating profit (defined as earnings before interest, taxes, depreciation and amortization), and cash flow, and utilize the performance metrics set by the Compensation Committee.

Annual bonus awards for the Company’s remaining executive officers are based primarily on individual performance, as evaluated by the Chief Executive Officer and reviewed by the Compensation Committee, with consideration given to the Company’s financial performance measured principally in terms of the Company’s operating profit.

Quarterly Incentive Bonus Plan

A separate quarterly incentive plan is established for each line of business. The quarterly incentive plan is funded and paid quarterly. Funding and payment of the quarterly incentive plan is determined by measuring actual achievement for each quarter against objectives. Objectives consist of financial metrics and tactical objectives for each quarter. The score is determined in part by the attainment of financial metrics when measured against budgeted performance and in part by progress towards or achievement of tactical objectives.

Upon calculation of a business line’s performance, 90% of the quarterly incentive plan’s payout will be distributed to the business line leadership and other contributing staff. The remainder will be distributed to support staff functions.

Business line managers have established compensation targets for participating individuals, with corresponding quarterly objectives. Performance assessments are conducted quarterly.

Business lines must achieve a minimum score in a quarter in order for the incentive plan to be paid. Any budgeted, but unpaid quarterly incentive plan amounts will be held in arrears until year-end, at which time these amounts may be paid if the business line exceeds its annual objectives.

Other Components of Executive Compensation

The Company provides a limited number of perquisites to its executive officers, designed to allow the executives to work more efficiently and to help the Company remain competitive by retaining talented and dedicated executives. The Committee believes that the perquisites are reasonable and consistent with the Company’s overall compensation program. In fiscal year 2006, the Company provided the following perquisites to its executive officers:

•	Health club allowance in the amount of $1,200 per year per executive

•	Executive long-term care insurance ranging, depending on age, between $9,812 and $13,717 per year for the top 10 executives

•	Payment of golf club membership, ranging between $1,880 and $13,214 for 8 of the 10 top executives

•	Home office expense reimbursement of up to $3,000 per year for 7 of the 10 top executives

•	Option to make charitable contribution ranging from $5,000 to $20,000 for 7 of the 10 top executives

•	Car allowance in the amount of $12,000 per year for 7 of the top 10 executives

•	Executive life insurance in the following amounts per year: Mr. Wood $1,300; Mr. Williams $945; Mr. Flaherty $7,475; Mr. Marino $7,635

Executive Officer Employment Agreements

As of December 31, 2006, the Company was a party to employment agreements with certain of its executive officers, namely Mr. John Wood, President, CEO, Chairman and Director; Mr. Michael Flaherty, Executive Vice President, General Counsel and CAO; Mr. Robert J. Marino, Executive Vice President – Special Projects; Mr. Edward Williams, Executive Vice President and COO; and Ms. Michele Nakazawa, Senior Vice President and CFO. Each agreement is for a one-year term and provides, respectively, for payment of a base salary, discretionary bonus (based upon the Company’s annual short-term incentive compensation and performance achievements of the Company and the executive), eligibility for stock option grants under the Company’s stock option plans, vacation days, and participation in all plans maintained by the Company, including, without limitation, pension, profit-sharing or other retirement plans, life, accident, disability, medical, hospital or similar group insurance programs.

In case of termination of the respective executive without cause, or due to disability, or death, the employment agreements provide for payment to Mr. Wood and Mr. Marino of the equivalent of 24 months base salary then in effect, and for payment to Mr. Flaherty, Mr. Williams and Ms. Nakazawa of the equivalent of 18 months base salary then in effect. Accordingly, effective as of January 1, 2007, Messrs. Wood and Marino would receive annually $400,000 and $227,094, respectively, for a two-year period, and Mr. Williams, Mr. Flaherty, and Ms. Nakazawa would receive annually $325,000, $315,000, and $235,000, respectively, for an 18 month period. In case of termination without cause or due to disability or death, each executive is also entitled to continued coverage under the medical, dental, short and long-term disability, and life insurance and similar plans, as if the executive were still employed by the Company. If, pursuant to the terms and conditions of such benefit programs, such continued coverage cannot be provided, each executive is entitled to payment of the cash equivalent of such benefits based on the terms and conditions of the programs then in place.

Each year, the Company renegotiates its employment contracts as part of the yearly review process. Accordingly in 2007, the Company expects to review the contracts described above. In addition, strategic hires or promotions may increase the number of executives who have employment contracts.

Other Employment Benefits.

The Company maintains employee benefit and perquisite programs for its executive officers and other employees. The Company has no current plans to implement any additional benefits for its executive officers. The Company believes that the benefits provided are competitive and consistent with industry practice.

Welfare Benefits. Telos Corporation has broad-based health, dental, vision, life and disability benefit programs that are available to all employees on an equal basis.

401(k) Savings Plan (“Telos Shared Savings Plan”). The Company sponsors a defined contribution employee savings plan which enables employees to contribute a certain percentage of their base salary to their savings plan accounts on a pre-tax basis, subject to federal tax limitations under the Internal Revenue Code. Presently, the Company will match one half of employee contributions to the Telos Shared Savings Plan up to a maximum of 3% of an employee’s yearly base salary. Participant contributions vest immediately; Company contributions vest at the rate of 20% for each year, with full vesting to occur after completion of five years of service. For additional information concerning the Telos Shared Savings Plan, see also Note 7.

Management Development and Compensation Committee Report

The Management Development and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Securities Act with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Management Development and Compensation Committee of the Board,

William M. Dvoranchik

David Borland

Bruce R. Harris

The following table summarizes the compensation earned for the year ended December 31, 2006 by the principal executive officer, principal financial officer, and the three most highly-compensated executive officers, other than the principal executive and principal financial officers, who were serving as executive officers of the Company at the end of fiscal year 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		(1) Option Awards	All Other Compensation		Total Compensation
John B. Wood (Chairman, President and CEO)	2006	$350,002	(4)	$21,595	$45,092	(2)	$416,689
Michele Nakazawa (Senior V.P. and CFO)	2006	$160,000		$269	$32,635	(3)	$192,904
Michael P. Flaherty (Exec. V.P., General Counsel and CAO)	2006	$300,019		$9,917	$52,695	(2)	$362,631
Robert J. Marino (Exec. V. P.- Special Projects)	2006	$227,094		$9,917	$59,470	(2)	$296,481
Edward L. Williams (Exec. V.P. and COO)	2006	$255,008		$9,917	$45,581	(2)	$310,506

(1)	Represents the aggregate grant date fair value computed in accordance with SFAS No. 123(R), primarily related to Telos and Xacta stock options granted in 2004. See Note 1 - Summary of Significant Accounting Policies.
(2)	Represents Company contributions made to the Telos Shared Savings Plan, life insurance premiums paid by the Company for the benefit of the executive, executive long-term care insurance, golf club membership, car and health club allowance, and long-term disability earnings.
(3)	Represents Company contributions made to the Telos Shared Savings Plan, car allowance, and long-term disability.
(4)	The Company and its affiliate, Enterworks, Inc., have an agreement whereby Enterworks, Inc. reimbursed the Company for $49,000 of Mr. Wood's annual salary.

The following table summarizes all outstanding equity awards for the named executives at December 31, 2006:

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Options Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
John B. Wood	10,000	(1)	—		$1.07	05/23/2011
	250,000	(2)	—		3.85	01/22/2011
	250,000	(3)	—		0.75	01/22/2011
	10,000	(1)	—		1.00	10/23/2012
	278,000	(3)	122,000	(4)	0.75	01/22/2014
	360,000	(1)	240,000	(4)	0.62	01/22/2014
Michele Nakazawa	3,475	(3)	1,525	(4)	$0.75	01/22/2014
	4,500	(1)	3,000	(4)	0.62	01/22/2014
Michael P. Flaherty	40,000	(1)	—		$1.40	10/01/2008
	60,000	(1)	—		1.35	01/01/2009
	30,000	(1)	—		1.35	05/24/2010
	100,000	(1)	—		1.07	05/23/2011
	100,000	(2)	—		3.85	01/22/2011
	100,000	(3)	—		0.75	01/22/2011
	139,000	(3)	61,000	(4)	0.75	01/22/2014
	150,000	(1)	100,000	(4)	0.62	01/22/2014
Robert J. Marino	167,500	(1)	—		$1.01	02/10/2007
	160,000	(1)	—		1.07	05/11/2008
	202,000	(1)	—		1.07	05/11/2008
	164,900	(1)	—		1.37	10/31/2010
	64,000	(2)	—		3.85	09/18/2010
	64,000	(3)	—		0.75	09/18/2010
	139,000	(3)	61,000	(4)	0.75	01/22/2014
	150,000	(1)	100,000	(4)	0.62	01/22/2014
Edward L. Williams	195,000	(1)	—		$1.01	04/23/2007
	65,000	(1)	—		1.07	05/11/2008
	65,000	(1)	—		1.07	05/11/2008
	25,000	(1)	—		1.35	08/30/2009
	64,000	(2)	—		3.85	09/18/2010
	64,000	(3)	—		0.75	09/18/2010
	139,000	(3)	61,000	(4)	0.75	01/22/2014
	150,000	(1)	100,000	(4)	0.62	01/22/2014

(1)	Options to purchase the Class A Common Stock of the Company
(2)	Options to purchase the Common Stock of the Telos Delaware, Inc.
(3)	Options to purchase the Common Stock of the Xacta Corporation
(4)	Options to be fully vested on January 22, 2008

On May 31, 2006, 2,657,990 options held by Mr. Wood; 167,500 options held by Mr. Marino; and 50,000 options held by Mr. Williams expired.

Compensation of Directors

Effective October 2006, the Board of Directors adopted a new structure for the annual compensation of the Board members which provides for the following: for non-employee directors, a basic fee of $10,000 per quarter and $500 for each Board meeting attended in excess of two meetings per quarter; $1,250 per quarter for each committee chairman; $2,500 per quarter for Proxy Board members; $625 per quarter for committee members.

The following table summarizes the director compensation earned during the year ended December 31, 2006:

DIRECTOR COMPENSATION FOR 2006

Name	Fees Earned or Paid in Cash	Total
Bernard Bailey	$8,000	$8,000
David Borland	41,375	41,978
William Dvoranchik	8,000	8,000
Bruce Harris	21,500	21,500
Charles Mahan	20,625	20,625
Robert J. Marino (1)	—	—
Jerry Tuttle	20,875	20,875
John B. Wood (1)	—	—
Geoffrey Baker (2)	25,500	26,103
Norman Byers (2)	29,250	29,312
Fred Ikle (2)	8,000	8,062
Langhorne Motley (2)	27,750	28,353
Thomas Owsley (2)	82,500	82,500
Malcolm Sterrett (2)	25,500	25,863
Bruce Stewart (2)	67,500	67,500

(1)	Employee directors received no compensation for service as directors
(2)	For resignation of directors in fiscal year ended December 31, 2006, see Proxy Statement filed November 21, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of December 31, 2006		Percent of Class
Class A Common Stock	John R.C. Porter Chalet Petit Monde 1936 Verbier Switzerland	15,801,802 shares		74.64%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares		17.28%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	1,681,960 shares	(A)	41.66%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4th Floor London W1J 6BQ England	420,490 shares	(A)	10.41%

Class B Common Stock	Hare & Company c/o JO Hambro Capital Management Ltd 14 Ryder Street London SW1Y 6QB	1,186,720 shares		29.39%

Class B Common Stock	Cudd & Company c/o Chase Manhattan Bank Corporate Actions Department Four New York Plaza, 11th Floor New York, NY 10004	669,888 shares		16.59%

Class A Common Stock	John B. Wood	547,636 shares	(B)	2.53%
Class A Common Stock	Robert J. Marino	754,253 shares	(B)	3.44%
Class A Common Stock	Michael P. Flaherty	435,790 shares	(B)	2.02%
Class A Common Stock	Edward L. Williams	456,775 shares	(B)	2.12%
Class A Common Stock	Michele Nakazawa	6,000 shares	(B)	0.03%
Class A Common Stock	David Borland	12,000 shares	(C)	0.06%
Class A Common Stock	All officers and directors As a group (8 persons)	2,377,878 shares	(D)	10.19%

Series A-1 Redeemable Preferred Stock	Hare & Company c/o JO Hambro Capital Management Ltd 14 Ryder Street London SW1Y 6QB	99 shares		7.94%

Series A-1 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	140 shares		11.17%

Series A-1 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	908 shares		72.62%

Series A-2 Redeemable Preferred Stock	Hare & Company c/o JO Hambro Capital Management Ltd 14 Ryder Street London SW1Y 6QB	139 shares		7.94%

Series A-2 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	196 shares		11.17%

Series A-2 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	1,271 shares		72.62%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners Timothy G. Ewing 4514 Cole Avenue, Suite 808 Dallas, TX 75205	501,317 shares	(E)	15.74%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. Wynnefield Capital Management, LLC Wynnefield Capital, Inc. Nelson Obus Joshua Landes 450 Seventh Avenue, Suite 509 New York, NY 10123	373,500 shares	(F)	11.72%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 4 Tower Bridge #222 200 Barr Harbor Drive West Conshohocken, PA 19428	163,072 shares	(G)	5.12%

12% Cumulative Exchangeable Redeemable Preferred Stock	Victor Morgenstern Faye Morgenstern Judd Morgenstern Morningstar Trust - Faye Morgenstern Trustee c/o Harris Associates, LP Two North LaSalle Street, Suite 500 Chicago, IL 60602	182,000	(H)	5.71%

12% Cumulative Exchangeable Redeemable Preferred Stock	Costa Brava Partnership III, LP Roark, Rearden & Hamot, LLC Seth W. Hamot White Bay Capital Management, LLC Andrew R. Siegel 237 Park Avenue, Suite 800 New York, NY 10017	521,287	(I)	16.36%

(A)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide the Company with the addresses of the respective beneficial owners.
(B)	Messrs. Wood, Marino and Williams hold 8,392; 2,052; and 70,976 shares of the Company’s Class A Common Stock, respectively. In addition, the common stock holdings of Messrs. Wood, Marino, Flaherty, and Williams include 39,244; 25,301; 5,790; and 30,799 shares of the Company’s Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Messrs. Wood, Marino, Flaherty, Williams and Ms. Nakazawa hold options to acquire 500,000; 726,900; 430,000; 355,000; and 6,000 shares of the Company's Class A Common Stock, respectively, in addition to their current common stock holdings. This table includes shares which may be purchased upon exercise of the options which are exercisable within 60 days of March 1, 2007.
(C)	These holdings are comprised of vested options.
(D)	The common stock holdings of the Company’s officers and directors as a group include 81,420 shares of the Company’s Class A Common Stock; 138,558 shares of the Company’s Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan, and, under the Company’s stock option plan and certain stock option agreements, options to acquire 2,157,900 shares of Class A Common Stock exercisable within 60 days of March 1, 2007.
(E)	Value Partners Ltd. (“VP”), Ewing & Partners (“E&P”), and Timothy G. Ewing have filed a joint Schedule 13D under which they disclosed that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 501,317 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, VP has the sole power to vote or direct the vote and the sole power to dispose and to direct the disposition of, and E&P and Timothy G. Ewing have the shared power to vote or direct the vote and the shared power to dispose and to direct the disposition of 501,317 shares.
(F)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Mr. Nelson Obus and Mr. Joshua H. Landes have filed a joint Schedule 13D under which they disclosed that they may be deemed to act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act and that such group might be deemed to beneficially own the aggregate of 373,500 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, WCM is the sole general partner of WPSCV and WPSCVI and has the sole power to direct the voting and disposition of the shares beneficially owned by WPSCV and WPSCVI. Messrs. Obus and Landes are the co-managing members of WCM and each shares with the other the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of WSCVOF and has the sole power to direct the voting and disposition of the shares that WSCVOF beneficially owns. Messrs. Obus and Landes are executive officers of WCI and each shares with the other the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Mr. Obus is the general partner of CP and has the sole power to direct the voting and disposition of the shares beneficially owned by CP. WPSCV has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 131,800 shares. WSCVOF has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares. WPSCVI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 142,800 shares. CP has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares. Mr. Obus has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares, and shared power to vote or direct the vote and the sole power to dispose or direct the disposition of 360,000 shares. Mr. Landes has shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 360,000 shares. WCM has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 274,600 shares. WCI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares.
(G)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen have filed a joint Schedule 13G pursuant to which ACM has the shared power to vote or to direct the vote and the shared power to dispose or to direct the disposition of 111,429 shares; MG and Mr. Cohen have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 44,210 and 7,433 shares, respectively.
(H)	Victor Morgenstern (“VM”), Faye Morgenstern (“FM”), Judd Morgenstern (“JM”) and Morningstar Trust - Faye Morgenstern Trustee (“MT”) have filed a joint Schedule 13D in which VM has the sole power to vote and dispose of 50,000 shares, and the shared power to dispose of 132,000 shares; FM has the sole power to vote or direct the vote of 17,000 shares and shared power to dispose or direct the disposition of 92,000 shares; JM has the sole power to vote or direct the vote of 40,000 shares and shared power to dispose or direct the disposition of 115,000 shares; MT has the sole power to vote or direct the vote of and shared power to dispose or direct the disposition of 75,000 shares.
(I)	Costa Brava Partnership III, LP (“CBP”), Roark, Rearden & Hamot, LLC (“RRH”), White Bay Capital Management, LLC (“WBCM”). Mr. Seth W. Hamot and Mr. Andrew R. Siegel have filed a joint Schedule 13D in which CBP has the sole power to vote or to direct the vote and to dispose or direct the disposition of 506,811 shares; RRH, WBCM and Mr. Hamot have the shared power to vote or to direct the vote and dispose or direct the disposition of 506,811 shares; Mr. Siegel has the sole power to vote or direct the vote and to dispose or direct the disposition of 14,476 shares, and the shared power to vote and dispose or direct the vote or disposition of 506,811 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Mr. John R.C. Porter, the owner of a majority of the Company's Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. Mr. Porter was paid $260,000 by the Company in 2006, 2005, and 2004 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

Independence of the Board of Directors

The Company’s Public Preferred Stock is quoted on the NASDAQ/OTCBB. The Company is not required to comply with NASDAQ stock market independent requirements.

Item 14. Principal Accountant Fees and Services

Goodman & Company, LLP (“Goodman”) has served as the principal independent registered public accounting firm since the quarter ended June 30, 2004. PricewaterhouseCoopers, LLP (“PwC”) served as the principal independent registered public accounting firm for the Company from the fiscal year ended December 31, 1997 to the quarter ended March 31, 2004. Aggregate fees for professional services rendered to the Company by Goodman and PwC for the year ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Goodman & Company, LLP:
Audit fees (1)	$138,724	$237,700
Audit-related fees (2)	16,756	57,156
Tax fees (3)	49,644	20,000
All other fees (4)	15,021	13,500

Total	$220,145	$328,356

PricewaterhouseCoopers, LLP:

Audit fees	$—	$—
Audit-related fees (2)	—	15,000
Tax fees	—	—
All other fees (4)	—	10,000

Total	$—	$25,000

(1)	Included estimated 2003 re-audit fees in 2005.
(2)	Audit-related fees relate to services rendered in connection with change in principal independent accountants, Audit Committee meeting attendance, travel and out-of-pocket costs.
(3)	Tax fees relate to services rendered for tax compliance, tax planning and advice.
(4)	All other fees relate to services in connection with reviews of SEC filings and compliance with Section 404 of the Sarbanes-Oxley Act.

During the first quarter of 2006, the Audit Committee of the Board of Directors, after consultation with management and Goodman, its current independent registered public accounting firm, determined that the Company should make certain restatements, reclassifications, and disclosure enhancements for the periods 2003 and 2004. On April 28, 2006, the Company engaged Goodman to re-audit the Company’s financial results for the year ended December 31, 2003 and to address certain accounting issues and related disclosures for such period. The issues in question relate to certain enhanced disclosures, financial statement presentations, and cost classifications. These changes are reflected in the chart of restatements and reclassifications in the 2005 Form 10-K Annual Report (Note 1 – Summary of Significant Accounting Policies). PwC, the Company’s former independent registered public accounting firm, previously issued an audit report on the Company’s 2003 financial statements which did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 22.

2. Financial Statement Schedule

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1987)

3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)

3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

3.6	Restated Bylaws of C3, Inc. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended December 31, 1990)

3.7	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Form 10-K report for the year ended December 31, 1995)

3.8	Amended Bylaws of Telos Corporation dated March 8, 2000 (Incorporated by reference to Exhibit 10.104 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3's Registration Statement on Form S-4 filed October 20, 1989

4.3	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.5	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992 (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

10.1	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.2	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.3	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corporation (Incorporated by reference to Exhibit 10.64 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.4	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.5	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corporation (Incorporated by reference to Exhibit 10.71 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.6	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company’s Form 10-Q report for the quarter ended March 30, 1996)

10.7	Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Foothill Capital Corporation, dated as of October 21, 2002 including related documents and amendments 1 through 8 (Incorporated by reference to Exhibit 10.97 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2005)

10.8	Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.98 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.9	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.99 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.11	Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.101 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.12	Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.102 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.13	Waiver and Ninth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.103 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.14	Waiver and Tenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.105 filed with the Company’s Form 10-Q report for the quarter ended March 30, 2006)

10.15	Eleventh Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.106 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2006)

10.16	Twelfth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.106 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2006)

21 *	List of subsidiaries of Telos Corporation

23.1 *	Consent of Navigant Consulting, Inc.

31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32 *	Certification pursuant to 18 USC Section 1350.

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer

Date:	April 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood	Chief Executive Officer	April 23, 2007
John B. Wood

/s/ Michele Nakazawa	Chief Financial Officer	April 23, 2007
Michele Nakazawa

/s/ Bernard C. Bailey	Director	April 23, 2007
Bernard C. Bailey

/s/ David Borland	Director	April 23, 2007
David Borland

/s/ William M. Dvoranchik	Director	April 23, 2007
William M. Dvoranchik

/s/ Bruce R. Harris	Director	April 23, 2007
Bruce R. Harris, Lt. Gen., U.S. Army (Ret.)

/s/ Charles S. Mahan	Director	April 23, 2007
Charles S. Mahan, Jr. Lt. Gen., U.S. Army (Ret)

/s/ Robert J. Marino	Director	April 23, 2007
Robert J. Marino

/s/ Jerry O. Tuttle	Director	April 23, 2007
Jerry O. Tuttle, Vice Admiral, USN (Ret.)