Form 10-Q
period 2007-03-31
TELOS CORP
filed 2007-05-15
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

As of May 7, 2007, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Revenue
Products	$19,559	$10,335
Services	20,656	14,839

	40,215	25,174
Costs and expenses
Cost of sales - Products	13,900	9,302
Cost of sales - Services	13,447	11,377
Selling, general and administrative expenses	9,092	10,413

Operating income (loss)	3,776	(5,918)
Other income (expenses)
Other income	2	11
Losses from affiliates	—	(92)
Interest expense	(2,066)	(2,120)

Income (loss) before taxes	1,712	(8,119)
Provision for income taxes	—	—

Net income (loss)	$1,712	$(8,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15	$235
Accounts receivable, net of reserve of $420 and $407, respectively	26,441	25,710
Inventories, net of obsolescence reserve of $203 and $212, respectively	4,915	7,078
Other current assets	3,650	6,635

Total current assets	35,021	39,658

Property and equipment, net of accumulated depreciation of $15,541 and $15,162, respectively	8,268	8,534
Other assets	207	268

Total assets	$43,496	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$27,243	$34,597
Accrued compensation and benefits	5,729	4,798
Deferred revenue	6,085	8,144
Capital lease obligations – short-term	596	594
Other current liabilities	5,067	3,630

Total current liabilities	44,720	51,763

Senior credit facility	11,743	12,568
Senior subordinated notes	5,179	5,179
Capital lease obligations	8,585	8,722
Senior redeemable preferred stock (Note 4)	9,128	9,023
Public preferred stock (Note 4)	89,211	87,987

Total	168,566	175,242

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated deficit	(125,251)	(126,963)

Total stockholders’ deficit	(125,070)	(126,782)

Total liabilities and stockholders’ deficit	$43,496	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Income (loss) from operations	$1,712	$(8,119)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Dividends and accretion of preferred stock as interest expense	1,328	1,404
Stock-based compensation		103
Depreciation and amortization	535	428
Other noncash items	13	121
Changes in other operating assets and liabilities	(4,550)	9,098

Cash (used in) provided by operating activities	(962)	3,035

Investing activities:
Purchase of property and equipment	(114)	(374)

Cash used in investing activities	(114)	(374)

Financing activities:
Repayment of borrowings under senior credit facility, net	(825)	(4,785)
Increase in book overdrafts	1,815	2,178
Payments under capital leases	(134)	(52)

Cash provided by (used in) financing activities	856	(2,659)

(Decrease) increase in cash and cash equivalents	(220)	2
Cash and cash equivalents at beginning of period	235	62

Cash and cash equivalents at end of period	$15	$64

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$762	$739

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

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for the Company’s financial statements for the year beginning January 1, 2008, with earlier adoption permitted. The Company is currently evaluating the effect and timing that adoption of this statement will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 – “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, which provides guidance in the quantification and correction of financial statement misstatements. SAB No. 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB No. 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB No. 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Company’s results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The adoption of this FIN did not have a material effect on the Company’s financial position or results of operations.

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends SFASs No. 133 and 140 by permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s results of operations or financial condition.

Revenue Recognition

Revenues are recognized in accordance with SAB No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” The Company considers amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with APB No. 25. Under APB No. 25, the Company recognized no compensation cost for employee stock options, as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. Disclosures for the three months ended March 31, 2007 and 2006 are not presented, because stock-based compensation was accounted for under SFAS No. 123(R)’s fair value method during these periods.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement as of March 31, 2006 in the amount of $103,000, include compensation costs for all unvested stock options that were granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There were no share-based payments granted on or after December 31, 2005. Results for prior periods have not been restated.

Note 2. Investment in Enterworks

Enterworks, Inc.

As of March 31, 2007, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”), representing a fully diluted ownership percentage of 10.8%. Since its initial investment in Enterworks, the Company has accounted for such investment as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and continues to do so due to the Company’s continued significant influence through its representation on the Board of Directors of Enterworks.

On March 16, 2007, Enterworks completed a private financing through the issuance of 42,857,143 shares of Series D Preferred Stock to various investors, including Telos. For consideration of the equivalent of $600,000, consisting of $396,000 balance due to the Company from Enterworks, $100,000 of which had been previously evaluated for impairment and reduced to zero in 2006, and a transfer of 20% ownership interest in Teloworks (which had been forfeited by Enterworks in 2006) from the Company to Enterworks, which amounted to approximately $204,000 (which was expensed in 2006), the Company acquired 8,571,429 shares of Enterworks Series D Preferred Stock. In 2007, the Company reduced the $296,000 carrying value of the investment to zero in accordance with APB Opinion No. 18 based on impairment due to the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. As a result of this financing, the Company’s fully diluted ownership percentage increased from 4.7%, as of December 31, 2006, to 10.8% as of March 16, 2007.

Effective as of January 1, 2007, the Company and Enterworks amended their Agreement for Services and Sublease (“Agreement”). Pursuant to the Agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month. Enterworks did not make payments under a similar agreement and arrearage plan that was in effect for 2006, resulting in a balance due to the Company of $100,000 as of March 15, 2007.

Additionally, the Company assumed $296,000 of funding obligations to Teloworks on Enterworks’ behalf, resulting in a total receivable balance due from Enterworks to the Company of $396,000, which was settled as consideration in connection with the Enterworks March 16, 2007 private financing.

Effective January 1, 2007, Enterworks agreed to provide the Company with maintenance and OEM technical product support associated with the worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the EPX software purchased in December 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), and has reflected this asset on the balance sheet in “Other Assets.” The net carrying value of the asset is $187,500 as of March 31, 2007. Scheduled amortization expense is $187,500 for the remainder of 2007.

Teloworks, Inc. (formerly Enterworks International, Inc.)

Pursuant to the Teloworks Agreements, the Company and Enterworks are required to fund the operations of Teloworks according to a funding schedule set forth in the Teloworks Agreements. The Company has expensed its proportionate share of the Teloworks operating expenses, which amount to approximately $177,000 for the first quarter of 2007, and $707,000 for 2006 (which had previously been disclosed as $463,000). Additionally, the Company assumed $296,000 of funding obligations to Teloworks on Enterworks’ behalf, resulting in a total receivable balance due from Enterworks to the Company of $396,000, such receivable, as stated above, was settled as consideration in connection with the Enterworks March 16, 2007 private financing.

As a result of an Enterworks private financing transaction on March 16, 2007, discussed in the “Enterworks, Inc.” disclosure above, the Company currently owns 60% of Teloworks.

Note 3. Debt Obligations

Senior Revolving Credit Facility

The Company has a $15 million revolving credit facility with Wells Fargo Foothill (the “Facility”) that is scheduled to mature on October 21, 2008. Under the terms of the Facility, the interest rate is the Wells Fargo “prime rate” plus 1%. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. As of March 31, 2007, the Company has not elected the LIBOR rate option. As of March 31, 2007, the interest rate on the Facility was 9.25%.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility. The Company and Wells Fargo Foothill have amended the EBITDA covenants at various times to reflect revised projections. The Company has complied with its newly established covenants through March 31, 2007. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants. Therefore, the Facility is classified as noncurrent as of March 31, 2007.

Effective January 1, 2007, the Company and Wells Fargo Foothill have amended the Facility to provide for availability block relief through April 30, 2007, to establish EBITDA covenants for 2007, to give consent to the formation of an LLC and subsequent sale of a portion of the membership interests in such LLC (disclosed in Note 6- Contingencies and Subsequent Events), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

At March 31, 2007, the Company had outstanding borrowings of $11.7 million and unused borrowing availability of $2.0 million on the Facility. As of May 8, 2007, the Company has availability under its current arrangement of approximately $1.8 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.9% and 9.9% for the three months ended March 31, 2007 and 2006, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2007, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $18.1 million.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at March 31, 2007 and 2006.

The carrying value of the Notes as of March 31, 2007 and 2006 is consistent with the fair value as determined by an independent valuation performed by Navigant Consulting, Inc.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179	[1]
Senior Credit Facility	2008	$11,743	[2]

[1]

Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to October 31, 2008.

[2]	Balance due represents balance as of March 31, 2007, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 4. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2007, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At March 31, 2007 and 2006, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.1 million and $5.7 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three months ended March 31, 2007 and 2006 was $268,000 and $344,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2007 was 3,185,586. The stock trades over the NASDAQ/OTCBB Exchange. The aggregate fair value of the public preferred stock at March 31, 2007 was $58.9 million.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first two scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining three scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of March 31, 2007 and 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2007. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Paragraph 5 of SFAS No. 78 provides the following:

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

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. For the cash dividends payable since December 1, 1995, the Company has accrued $58.6 million and $41.1 million as of March 31, 2007 and 2006, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2007 and 2006, dividends totaling $1.1 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividends in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $89.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2007. This action is a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 5. Reportable Segments

As of March 31, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta. Descriptions for each of these operating segments are as follows:

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

The accounting policies of the reportable segments are the same as those referred to in Note 1 – General and Basis of Presentation. The Company evaluates the performance of its operating segments based on revenue, gross profit and segment profit (loss) before income taxes and interest income or expense.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2007 and 2006 is set forth in the following table (in thousands). The “other” column includes corporate related items.

	Three Months Ended
	Managed Solutions	Xacta	Other(1)	Total
March 31, 2007
External revenues	$12,025	$28,190	$—	$40,215
Gross margin	(343)	13,211	—	12,868
Segment (loss) profit (2)	(2,420)	6,196	—	3,776
Total assets	11,509	23,145	8,842	43,496
Capital expenditures	29	38	47	114
Depreciation and amortization (3)	68	160	307	535

	Managed Solutions	Xacta	Other(1)	Total
March 31, 2006
External revenues	$9,428	$15,746	$—	$25,174
Gross margin	245	4,250	—	4,495
Segment (loss) profit (2)	(1,922)	(3,996)	—	(5,918)
Total assets	8,885	16,733	9,937	35,555
Capital expenditures	—	109	265	374
Depreciation and amortization (3)	3	133	292	428

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

The Company maintains a facility in Germany; however, the Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has 5 separate facilities located in various states and the District of Columbia.

Note 6. Contingencies and Subsequent Events

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

The Company had previously attempted to sell 100% of its Identity Management business, but its efforts to find a strategic buyer caused it to conclude that it could not obtain adequate value from a sale of the entire unit. The Company has obtained a fairness opinion from a nationally recognized investment banking firm that the consideration received in the transaction from the financial investor is fair, from a financial point of view, to the Company.

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

As indicated in the operating agreement, one of the Class A members will be designated the Chairman of the Board. John B. Wood, Chairman and CEO of the Company will be designated as the Chairman of the Board of TIMS LLC. The Company has entered into a corporate services agreement with TIMS LLC whereby the Company will provide certain administrative support services to TIMS LLC, including but not limited to finance, accounting and human resources.

Financial Condition and Going Concern Considerations

The consolidated financial statements for the quarter ended March 31, 2007 that are included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total expenses directly related to unreimbursed litigation-related and other legal expenses, the Company’s working capital deficit was $9.5 million as of March 31, 2007. Total expenses related to litigation and other legal costs were $3.0 million for the first quarter of 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses continue to adversely affect working capital, and $8.9 million of such expenses are unpaid as of March 31, 2007. The Company is actively working with its vendors, including law firms, partners and subcontractors to mitigate the effect of these working capital constraints during this period. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was initially presented to the Transaction Committee of the Board in July 2006, and which the Company has begun to execute and continues to implement.

There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. See Note 3 – Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

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

The Company believes that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2007.

Notice of Delisting

On April 18, 2007 the Company was notified by the National Association of Securities Dealers (“NASD”) that its securities will be removed from quotation on the Over-the Counter Bulletin Board (“OTCBB”) because the Company filed three periodic reports late in the past twenty-four months, in violation of the OTCBB eligibility rules. On April 23, 2007 the Company appealed this decision to the NASD Hearings Panel. On May 7, 2007 the Company applied for a waiver of late filing from the SEC’s Division of Corporation Finance. As of the filing date of this Form 10-Q, no determination has been made with regard to either matter.

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

On August 30, 2006, Plaintiffs filed a motion for receivership following the resignations of six of the nine members of the Board of Directors on August 16, 2006. However, as previously reported on August 22, 2006, within a week of the resignations, three new independent board members were added. Then the announcement of two additional independent board members was made on October 31, 2006, bringing the total board membership to eight. Thus, the board and all board committees, including the Special Litigation Committee and the Transaction Committee have been fully reconstituted.

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

On February 27, 2007, the Plaintiffs filed a second amended complaint and added Mr. John R. C. Porter, the Company’s majority shareholder, as a defendant. The Company filed its motion to strike/dismiss and motion for summary judgment on March 28, 2007. The motion states that the court should strike or dismiss as a matter of law or on summary judgment certain claims. The hearing on the motion originally scheduled for April 25, 2007 took place on May 8, 2007 before Judge Matricciani. The court’s ruling concerning this motion is expected by the end of May 2007.

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

General

As of March 31, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (“IT”) requirements. Offerings consist of innovative IT solutions consisting of industry leading IT products from original equipment manufacturers (“OEMs”) with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. Telos has global experience with integration engagements to anticipate and address the requirements of defense and federal agencies of any scope. Technical capabilities include a 67,000-square-foot assembly and integration area and warehouse facilities, as well as the Telos Customer Support Center (“TCSC”), which provides 24/7/365 help desk and field support.

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

•

Information Assurance – Xacta’s Information Assurance business line (“IA”) designs, sells, deploys and manages solutions that protect and support the security of enterprise IT resources throughout the U.S. Government and certain financial federally insured depositary institution businesses. The IA business line offers software and service solutions for compliance assessment, continuous risk and sustained compliance management, and security process enforcement through its software product offering, Xacta IA ManagerTM. Xacta IA Manager is the leading solution for U.S. Government certification and accreditation (“C&A”) activities in the marketplace today. In addition, the business line’s cleared, highly-skilled, and IA-certified security professionals offer a full range of enterprise security consulting and implementation services.

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

Backlog

The Company’s total backlog was $103.8 million and $113.1 million at March 31, 2007 and 2006, respectively. Backlog was $92.1 million at December 31, 2006. The total backlog of each of the segments at March 31, 2007 and 2006 was as follows: Managed Solutions Group—$26.6 million and $20.5 million, respectively; and Xacta—$77.2 million and $92.6 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2007 and 2006 was $86.0 million and $67.0 million, respectively. Of these amounts, approximately $59.7 million and $46.9 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	68.0	82.1
Selling, general and administrative expenses	22.6	41.4

Operating income (loss)	9.4	(23.5)
Losses from affiliate	—	(0.4)
Interest expense	(5.1)	(8.4)

Income (loss) before taxes	4.3	(32.3)
Provision for income taxes	—	—
Net income (loss)	4.3%	(32.3)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended March 31,
	2007	2006
Sales
Managed Solutions	$12,025	$9,428
Xacta	28,190	15,746

Total	$40,215	$25,174

Gross Profit
Managed Solutions	$(343)	$245
Xacta	13,211	4,250

Total	$12,868	$4,495

Gross Margin
Managed Solutions	(2.9)%	2.6%
Xacta	46.9%	27.0%
Total	32.0%	17.9%

The Company’s sales for the first quarter of 2007 were $40.2 million, an increase of $15.0 million or 59.7%, compared to the first quarter 2006 sales of $25.2 million. Such increase consists of a $12.4 million increase in sales from Xacta, primarily attributable to increased sales from the NETCENTS contract in its Secure Messaging and Secure Network solutions business lines, and a $3.0 million increase in sales from Managed Solutions. On a nonsegmented basis, as displayed on the face of the statement of operations, product revenue increased from $10.3 million for the first quarter in 2006 to $19.5 million for the same period in 2007, primarily attributable to increased product sales of $4.4 in Managed Solutions and $4.5 in the Secure Messaging business lines. Services revenue increased from $14.8 million for the first quarter in 2006 to $20.7 million for the same period in 2007, primarily attributable to increase in revenue in the Secure Network solutions business line.

The Company’s cost of sales for the first quarter of 2007 was $27.3 million, an increase of $6.7 million compared to the same period in 2006, due primarily to the increase in sales.

The Company’s gross profit for the first quarter of 2007 increased by $8.4 million, to $12.9 million, compared to the same period in 2006. Gross margin increased to 32.0% in the first quarter of 2007, from 17.9% in the same period in 2006. The increase in gross margin is attributable to the increase in sales of high margin business lines. The Xacta gross margin increased to 46.9% in the first quarter of 2007, from 27.0% for the same period in 2006, primarily due to increases in software sales in the Secure Messaging and Information Assurance business lines and solutions sales in the Secure Network solutions business line, as well as cost reductions and reorganizations implemented in the fourth quarter of 2006. The Managed Solutions gross margin decreased to (2.9%) in the first quarter of 2007, from 2.6% for the same period in 2006, due to several factors including continued downward pressure on prices in the product reselling sector, orders under the NETCENTS contract that have realized smaller margins, and working capital constraints which have, in some cases, limited the Company’s supplier options with respect to order fulfillment. On a nonsegmented basis, as displayed on the face of the statement of operations, gross margin attributable to products increased to 28.9% in the first quarter of 2007, from 10.0% for the same period in 2006, primarily due to increased software sales in the Secure Messaging and Information Assurance business lines. Gross margin attributable to services increased to 34.9% in the first quarter of 2007, from 23.3% for the same period in 2006, primarily due to solutions sales in the Secure Network solutions business line.

The Company’s selling, general, and administrative expense (“SG&A”) for the first quarter of 2007 was $9.1 million, a decrease of approximately $1.3 million or 12.7% compared to the same period in 2006 primarily due to cost reductions implemented in the fourth quarter of 2006.

The Company’s operating income for the first quarter of 2007 was $3.8 million, compared to $5.9 million of operating loss in the same period in 2006, due primarily to an increase in gross profit noted above.

The Company’s interest expense for the first quarter of 2007 was $2.1 million, a decrease of $54,000 compared to the same period in 2006.

The Company recorded a full valuation allowance against its deferred tax assets as of March 31, 2007 and December 31, 2006. The Company maintained its full valuation position during the quarter ended March 31, 2007.

The Company’s net income for the first quarter of 2007 was $1.7 million, an increase of $9.8 million compared to the $8.1 million net loss in the same period in 2006.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company’s capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

The Company has a $15 million revolving credit facility with Wells Fargo Foothill (the “Facility”) that is scheduled to mature on October 21, 2008. Under the terms of the Facility, the interest rate is the Wells Fargo “prime rate” plus 1%. Pursuant to the terms of the Facility, in lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate, plus 4%. As of March 31, 2007, the Company has not elected the LIBOR rate option. As of March 31, 2007, the interest rate on the Facility was 9.25%.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility. The Company and Wells Fargo Foothill have amended the EBITDA covenants at various times to reflect revised projections. The Company has complied with its newly established covenants through March 31, 2007. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants. Therefore, the Facility is classified as noncurrent as of March 31, 2007.

Effective January 1, 2007, the Company and Wells Fargo Foothill have amended the Facility to provide for availability block relief through April 30, 2007, to establish EBITDA covenants for 2007, to give consent to the formation of an LLC and subsequent sale of a portion of the membership interests in such LLC (disclosed in Note 6—Contingencies and Subsequent Events), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

At March 31, 2007, the Company had outstanding borrowings of $11.7 million and unused borrowing availability of $2.0 million on the Facility. As of May 8, 2007, the Company has availability under its current arrangement of approximately $1.8 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.9% and 9.9% for the three months ended March 31, 2007 and 2006, respectively.

Senior Subordinated Notes

The Company’s Senior Subordinated Notes (“Notes”) totaled $5.2 million at March 31, 2007. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. During the first three months of 2007 and 2006, the Company paid $187,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $18.1 million at March 31, 2007. See Note 3 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At March 31, 2007, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $98.3 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first three months of 2007 and 2006, the Company recorded $1.1 million of dividends on the two classes of redeemable preferred stock.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2007, the remaining 27.4% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of March 31, 2007 and 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2007. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Dividend Provisions

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. For the cash dividends payable since December 1, 1995, the Company has accrued $58.6 million and $ 41.1 million as of March 31, 2007 and 2006, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2007 and 2006, dividends totaling $1.1 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these dividends by the issuance of additional shares of Public Preferred Stock. In consequence, in accordance with applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividends in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and 13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $89.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2007. This action is a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At March 31, 2007, the Company had outstanding debt and long-term obligations of $124.4 million, consisting of $11.7 million under the Facility, $5.2 million in subordinated debt, $9.2 million in capital lease obligations and $98.3 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

The consolidated financial statements for the quarter ended March 31, 2007 that are included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total expenses directly related to unreimbursed litigation-related and other legal expenses, the Company’s working capital deficit was $9.5 million as of March 31, 2007. Total expenses related to litigation and other legal costs were $3.0 million for the first quarter of 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses continue to adversely affect working capital, and $8.9 million of such expenses are unpaid as of March 31, 2007. The Company is actively working with its vendors, including law firms, partners and subcontractors to mitigate the effect of these working capital constraints during this period. As the Company continues to evaluate its performance with the goals of achieving greater consistency in its financial results, increasing cash flow and achieving higher profitability, it has undertaken a company-wide reorganization and cost reduction plan, which was initially presented to the Transaction Committee of the Board in July 2006, and which the Company has begun to execute and continues to implement.

There can be no assurances as to the continuing ability of the Company to successfully work with vendors, partners and subcontractors or Wells Fargo Foothill to mitigate these current working capital constraints. See Note 3 – Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

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

The Company believes that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at March 31, 2007, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Long-term debt (1)	$16,922	$—	$16,922	$—	$—
Capital lease obligations (2)	16,329	1,875	5,487	5,380	3,587
Operating lease obligations (2)	1,723	546	1,177	—	—
Senior preferred stock (3)	9,128	—	9,128	—	—
Public preferred stock redemption (4)	89,211	—	89,211	—	—

Total	$133,313	$2,421	$121,925	$5,380	$3,587

(1)	Includes amounts due October 31, 2008, pursuant to senior credit facility and senior subordinated note agreements.
(2)	Includes total lease payments.
(3)	Includes dividends accrual of $6.4 million. See Note 4 – Redeemable Preferred Stock.
(4)	Includes dividends and accretion accrual of $82.8 million, payment of which presumes conditions precedent being satisfied. See Note 4 – Redeemable Preferred Stock.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2006, as filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Effective April 2005, interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of March 31, 2007 the Wells Fargo “prime rate” was 8.25%), or 5.75%, whichever is higher. The interest rate for the additional availability amount ranged from 12.75% to 13.25% during its term, which was 5% over the Wells Fargo “prime rate.” The effective average interest rates, including all bank fees, for the first three months of 2007 and 2006 were 10.9% and 9.9%, respectively. The Facility had an outstanding balance of $11.7 million at March 31, 2007.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2007, and concluded that those disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosures.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 6 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors in the first quarter of 2007.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2007, total undeclared unpaid dividends accrued for financial reporting purposes are $6.1 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law (as discussed above) and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 4 – Redeemable Preferred Stock, in the second quarter of 2006, the Company accrued an additional $9.9 million in interest expense to reflect its intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. The Company has accrued $58.6 million in cash dividends as of March 31, 2007.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first two scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining three scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of March 31, 2007 and December 31, 2006, and throughout all of 2006.

Item 5.	Other Information

Notice of Delisting

On April 18, 2007 the Company was notified by the NASD that its securities will be removed from quotation on the OTCBB because the Company filed three periodic reports late in the past twenty-four months, in violation of the OTCBB eligibility rules. On April 23, 2007 the Company appealed this decision to the NASD Hearings Panel. On May 7, 2007 the Company applied for a waiver of late filing from the SEC’s Division of Corporation Finance. As of the filing date of this Form 10-Q, no determination has been made with regard to either matter.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on March 8, 2000. (Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K report for the year ended December 31, 2005)

10.17*	Thirteenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.

10.18*	Consent, Waiver, and Fourteenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.

23.1	Consent of Navigant Consulting, Inc. (Incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the year ended December 31, 2006)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Part II Items 2 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer