Form 10-Q
period 2007-06-30
TELOS CORP
filed 2007-08-20
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

As of August 8, 2007, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Telos Corporation (“the Company”)’s consolidated financial statements included in this Quarterly Report on Form 10-Q have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. As previously reported by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2007, the Company’s independent registered public accounting firm, Goodman & Company, LLP (“Goodman”), resigned effective July 24, 2007 and the Company has been unable to retain a new independent public accountant since Goodman’s resignation. The Company anticipates it will file an amendment to this Form 10-Q after it has retained a new independent public accountant.

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and Not Reviewed)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Products	$39,298	$15,387	$58,857	$25,722
Services	22,097	20,426	42,753	35,265

	61,395	35,813	101,610	60,987
Costs and expenses
Cost of sales - Products	34,065	15,380	47,965	24,250
Cost of sales - Services	15,915	13,473	29,362	25,282
Selling, general and administrative expenses	7,271	6,946	16,363	17,359

Operating income (loss)	4,144	14	7,920	(5,904)
Other income (expenses)
Other income	2	5	4	15
Gain on sale of TIMS LLC membership interest (Note 2)	5,803	—	5,803	—
Losses from affiliates	—	—	—	(92)
Interest expense	(2,058)	(13,919)	(4,124)	(16,038)

Income (loss) before minority interest and income taxes	7,891	(13,900)	9,603	(22,019)
Minority interest	(68)	—	(68)	—

Income (loss) before income taxes	7,823	(13,900)	9,535	(22,019)
Provision for income taxes	—	—	—	—

Net income (loss)	$7,823	$(13,900)	$9,535	$(22,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2007 (Unaudited and Not Reviewed)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$14	$235
Accounts receivable, net of reserve of $576 and $407, respectively	49,969	25,710
Inventories, net of obsolescence reserve of $207 and $212, respectively	5,548	7,078
Other current assets	3,317	6,635

Total current assets	58,848	39,658
Property and equipment, net of accumulated depreciation of $15,804 and $15,162, respectively	7,978	8,534
Other assets	154	268

Total assets	$66,980	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2007 (Unaudited and Not Reviewed)	December 31, 2006
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$46,300	$34,597
Accrued compensation and benefits	6,013	4,798
Deferred revenue	4,340	8,144
Capital lease obligations – short-term	596	594
Other current liabilities	4,736	3,630

Total current liabilities	61,985	51,763
Senior credit facility	8,893	12,568
Senior subordinated notes	5,179	5,179
Capital lease obligations	8,435	8,722
Senior redeemable preferred stock (Note 5)	9,233	9,023
Public preferred stock (Note 5)	90,434	87,987

Total liabilities	184,159	175,242

Minority interest	68	—

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated deficit	(117,428)	(126,963)

Total stockholders’ deficit	(117,247)	(126,782)

Total liabilities and stockholders’ deficit	$66,980	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Not Reviewed)

(amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Income (loss) from operations	$9,535	$(22,019)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Gain on sale of TIMS LLC membership interest	(5,803)	—
Dividends and accretion of preferred stock as interest expense	2,657	14,531
Minority interest	68	—
Stock-based compensation	—	103
Depreciation and amortization	1,070	869
Other noncash items	169	81
Changes in other operating assets and liabilities	(14,191)	7,939

Cash (used in) provided by operating activities	(6,495)	1,504

Investing activities:
Net proceeds from sale of TIMS LLC membership interest	5,803	—
Purchase of property and equipment	(198)	(580)

Cash provided by (used in) investing activities	5,605	(580)

Financing activities:
Repayment of borrowings under senior credit facility, net	(3,675)	(613)
Increase in book overdrafts	4,629	127
Payments under capital leases	(285)	(182)

Cash provided by (used in) financing activities	669	(922)

(Decrease) increase in cash and cash equivalents	(221)	2
Cash and cash equivalents at beginning of period	235	62

Cash and cash equivalents at end of period	$14	$64

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,510	$1,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Not Reviewed)

Note 1. General and Basis of Presentation

The accompanying consolidated financial statements and these notes have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. The accompanying consolidated financial statements include the accounts of Telos Corporation and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Ubiquity.com, Inc. (collectively, the “Company”). The Company has applied the equity method of accounting for its investment in Enterworks, Inc. (“Enterworks”). The Company has a 60% ownership interest in Telos Identity Management Solutions, LLC and has consolidated its results of operations (see Note 2 – Sale of Assets). The Company also has a 60% ownership interest in Teloworks, Inc. (“Teloworks,” formerly Enterworks International, Inc.), and has consolidated its results of operations (see Note 3 – Investment in Enterworks). Significant intercompany transactions have been eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Additionally, as more fully described in Note 7 – Contingencies and Subsequent Events, the Company is involved in an outstanding legal matter and an unfavorable outcome from this matter could result in a material adverse effect upon the Company’s financial position and results of operations. Management’s plans with respect to this matter, as well as other matters, are also disclosed in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement as of June 30, 2006 in the amount of $103,000, include compensation costs for all unvested stock options that were granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There were no share-based payments granted on or after December 31, 2005. Results for prior periods have not been restated.

Note 2. Sale of Assets

On April 11, 2007, Telos Identity Management Solutions, LLC (“TIMS LLC”) was formed as a limited liability company under the Delaware Limited Liability Company Act. The Company contributed substantially all of the assets of its Identity Management business line and assigned its rights to perform under its U.S Government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC. The net book value of assets contributed by the Company totaled $17,000. The Company owned 99.999% of the membership interests of TIMS LLC and certain private equity investors ("Investors") owned 0.001% of the membership interests of TIMS LLC. On April 20, 2007, the Company sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. As a participant of certain private equity investors, the brother of John B. Wood, the Company’s Chairman and Chief Executive Officer, indirectly holds a 2% effective ownership interest in TIMS LLC.

The parties have signed an operating agreement which provides for a Board of Directors comprised of five (5) members. The operating agreement also provides for two subclasses of membership units, Classes A (the Company) and B (the Investors). The Class A membership unit owns 60% of TIMS LLC, and as such is entitled to receive 60% of the profits, and to appoint three (3) members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is entitled to receive 40% of the profits, and to appoint two (2) members of the Board of Directors.

As indicated in the operating agreement, one of the Class A members will be designated the Chairman of the Board. John B. Wood, Chairman and CEO of the Company will be designated as the Chairman of the Board of TIMS LLC. The Company has entered into a corporate services agreement with TIMS LLC whereby the Company will provide certain administrative support services to TIMS LLC, including but not limited to finance, accounting and human resources services.

And as indicated above, the Company owns 60% of TIMS LLC, therefore continues to account for the contributed assets using the consolidation method.

Note 3. Investment in Enterworks

Enterworks, Inc.

As of June 30, 2007, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”), representing a fully diluted ownership percentage of 10.6%. Since its initial investment in Enterworks, the Company has accounted for such investment as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and continues to do so due to the Company’s continued significant influence through its representation on the Board of Directors of Enterworks. The Company’s ownership percentage changed from 10.8% as of March 31, 2007 to 10.6% as of June 30, 2007, due to the completion of certain transactions related to Enterworks’ March 2007 private financing (disclosed in the Company’s 2006 Form 10-K and March 2007 Form 10-Q).

Effective January 1, 2007, Enterworks agreed to provide the Company with maintenance and OEM technical product support associated with the worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the EPX software purchased in December 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), and has reflected this asset on the balance sheet in “Other Assets.” The net carrying value of the asset is $125,000 as of June 30, 2007. Scheduled amortization expense is $125,000 for the remainder of 2007.

Teloworks, Inc. (formerly Enterworks International, Inc.)

Pursuant to the Teloworks Agreements, the Company and Enterworks are required to fund the operations of Teloworks according to a funding schedule set forth in the Teloworks Agreements. The Company has expensed approximately $617,000 for the first six months of 2007, which represents approximately $375,000 of its proportionate share of Teloworks operating expenses, as well as additional funding pursuant to the March 2007 Enterworks private financing, as disclosed in the Company’s 2006 Form 10-K and March 2007 Form 10-Q. The Company expensed approximately $707,000 for 2006.

As a result of the Enterworks private financing transaction as disclosed in the Company’s 2006 Form 10-K and March 2007 Form 10-Q, the Company currently owns 60% of Teloworks.

Note 4. Debt Obligations

Senior Revolving Credit Facility

The Company has a $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) that is scheduled to mature on October 21, 2008. As of June 30, 2007, the interest rate on the Facility was 9.25%. The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility. As of June 30, 2007, the Company was in compliance with the Facility’s financial and EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants. Therefore, the Facility is classified as noncurrent as of June 30, 2007.

Effective January 1, 2007, the Company and Wells Fargo Foothill have amended the Facility to provide for availability block relief through April 30, 2007, to establish EBITDA covenants for 2007, to give consent to the formation of an LLC and subsequent sale of a portion of the membership interests in such LLC (disclosed in Note 2- Sale of Assets), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

At June 30, 2007, the Company had outstanding borrowings of $8.9 million and unused borrowing availability of $7.4 million on the Facility. As of August 10, 2007, the Company has availability under its current arrangement of approximately $4.0 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.9% and 12.3% for the six months ended June 30, 2007 and 2006, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative payment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative premium payment, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At June 30, 2007, if such a qualifying triggering event had occurred, the cumulative premium payment would have been approximately $18.9 million.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at June 30, 2007 and 2006.

The carrying value of the Notes as of June 30, 2007 and 2006 is consistent with the fair value as determined by an independent valuation performed by Navigant Consulting, Inc.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179	[1]
Senior Credit Facility	2008	$8,893	[2]

[1]

Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to October 31, 2008.

[2]	Balance due represents balance as of June 30, 2007, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 5. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2007, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At June 30, 2007 and 2006, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.2 million and $5.8 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three months ended June 30, 2007 and 2006 was $268,000 and $1,868,000, respectively, and for the six months ended June 30, 2007 and 2006 was $535,000 and $2,212,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2007 was 3,185,586. The stock is now quoted as TLSRP in the Pink Sheets. The aggregate fair value of the public preferred stock at June 30, 2007 was $61.3 million.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first two scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining three scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of June 30, 2007 and 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2007. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. For the cash dividends payable since December 1, 1995, the Company has accrued $59.6 million and $55.7 million as of June 30, 2007 and 2006, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the six months ended June 30, 2007 and 2006, accretion and dividends totaling $2.7 and $14.5 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $90.4 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2007. This action is a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 6. Reportable Segments

As of June 30, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta. Descriptions for each of these operating segments are as follows:

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2007 and 2006 is set forth in the following table (in thousands). The “other” column includes corporate related items.

	Three Months Ended				Six Months Ended
	Managed Solutions	Xacta	Other (1)	Total	Managed Solutions	Xacta	Other (1)	Total
June 30, 2007
External revenues	$35,572	$25,823	$—	$61,395	$47,597	$54,013	$—	$101,610
Gross margin	2,097	9,318	—	11,415	1,754	22,529	—	24,283
Segment (loss) profit (2)	(222)	4,366	—	4,144	(2,642)	10,562	—	7,920
Total assets	35,248	22,356	9,376	66,980	35,248	22,356	9,376	66,980
Capital expenditures	(25)	37	72	84	4	75	119	198
Depreciation and amortization (3)	71	276	188	535	139	556	375	1,070

	Managed Solutions	Xacta	Other (1)	Total	Managed Solutions	Xacta	Other	Total
June 30, 2006
External revenues	$11,498	$24,315	$—	$35,813	$20,927	$40,060	$—	$60,987
Gross margin	326	6,634	—	6,960	571	10,884	—	11,455
Segment (loss) profit (2)	(1,079)	1,093	—	14	(3,001)	(2,903)	—	(5,904)
Total assets	8,141	22,963	10,049	41,153	8,141	22,963	10,049	41,153
Capital expenditures	13	28	136	177	13	135	432	580
Depreciation and amortization (3)	4	136	301	441	7	270	592	869

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

The Company maintains a facility in Germany; however, the Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has 5 separate facilities located in various states and the District of Columbia.

Note 7. Contingencies and Subsequent Events

Financial Condition and Liquidity

The consolidated financial statements for the quarter ended June 30, 2007 that are included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total expenses directly related to unreimbursed litigation-related and other legal expenses, the Company’s working capital deficit was $3.1 million as of June 30, 2007. Total expenses related to litigation and other legal costs were $4.0 million (net of $0.6 million in reimbursements by the Company’s insurers) for the first six months of 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses continue to adversely affect working capital, and $7.7 million of such expenses are unpaid as of June 30, 2007. While the Company is actively working with its vendors, including law firms, partners, subcontractors, and Wells Fargo Foothill to mitigate the effect of these working capital constraints during this period, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate these current working capital constraints. See Note 4 – Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

The Company has previously disclosed the effect that the cyclicality of the U.S. Government buying season has historically had on revenues, specifically that the Company has experienced higher revenue in the third and fourth quarters than in the first and second quarters. While the Company has experienced significant revenue growth for the three and six month periods ended June 30, 2007 over the prior year, there can be no assurances that such growth will continue for the remainder of the year or that revenue for the remainder of the year will exceed the revenue to date.

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

On May 29, 2007, Telos filed a Counterclaim against the Plaintiffs alleging interference with its relationship with Wells Fargo Foothill and a related Motion for a Preliminary Injunction. On June 4, 2007, the Court entered a Consent Order in which the Plaintiffs agreed to cease and desist communications with Wells Fargo Foothill regarding a proceeding in England that settled over three years ago. The Plaintiff’s filed their Opposition to the Motion for a Preliminary Injunction on June 19, 2007. Telos filed its Reply on July 9, 2007. The hearing on the Motion for Preliminary Injunction is currently scheduled for August 27, 2007.

On June 6, 2007, although the Court denied the Company’s motion to strike the Second Amended Complaint and the motion for partial summary judgment, it granted the motion to dismiss in part and denied it in part. The following counts were dismissed: Count I alleging fraudulent conveyance; Count II requesting a permanent and preliminary injunction related to the fraudulent conveyance allegations; and Count V allegation against Mr. John Porter for shareholder oppression. The following counts were not dismissed: Count III requesting appointment of a receiver; Count IV requesting to dissolve the corporation; Count VI regarding the fiduciary duty of the directors; and Count VII regarding the fiduciary duty of the officers.

On July 20, 2007, counsel for the Special Litigation Committee issued its final report and found that there is no evidence to support the derivative claims, and no instance of bad faith, breach of duty or self-interested action or inaction. Further, Special Litigation Committee counsel recommended that the Company take all action necessary and appropriate that is consistent with these findings. Subsequently, on July 27, 2007, the Company filed a Motion to Stay the litigation pending briefing and hearing on the report of the Special Litigation Committee and also to stay further discovery in the underlying case. Plaintiffs filed their opposition to the Motion to Stay on August 1, 2007. A copy of the Report of the Special Litigation Committee was filed with a Motion to File Under Seal with the Court on August 2, 2007. The Company filed its Reply to the Plaintiffs response on August 3, 2007.

The hearing on the Motion to Stay and the Motion to File under Seal was held on August 7, 2007. The Court issued an order later that same day, reserving its ruling. The Court requested that the Plaintiffs submit a discovery plan to the Company and the Company file a proposed schedule for the anticipated dispositive motions, all by August 9, 2007. Also Plaintiffs have an opportunity to file supplemental oppositions to the Motion to Stay by August 15, 2007, and the Company may file its reply to the opposition by August 27, 2007. In addition, the Court gave the Plaintiffs until August 15, 2007 to file their opposition to the Motion to File the Special Litigation Committee Report under Seal, and the Defendants have until August 27, 2007 to file a reply to the opposition.

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

Other Litigation

On August 2, 2007, Mr. Seth W. Hamot and Mr. Andrew R. Siegel, principals of Costa Brava Partnership III L.P. and newly elected to the Board as Class D Directors on June 18, 2007, filed a Complaint against the Company and a Motion for a Temporary Restraining Order with the Circuit Court for Baltimore City. The Complaint alleges that certain company documents and records have not been promptly provided to them as requested, and these documents are necessary to fulfill their fiduciary duty as directors. On the same day, this matter was assigned to Judge Matricciani. The hearing on the Motion for a Temporary Restraining Order was held on August 7, 2007. The Court issued an Order the following day on August 8, 2007, stating that the Plaintiffs should sign a temporary confidentiality order that would allow them to receive the documents requested. The Court further stated that, Telos may redact any such documents provided to Plaintiffs for privilege regarding matters related to the Costa Brava litigation, and temporarily for highly confidential information. The Court reserved on the final determination of the issue of highly confidential information and also on the Motion for a Temporary Restraining Order until the hearing scheduled for August 27, 2007.

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

General

As of June 30, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (“IT”) requirements. Offerings consist of innovative IT solutions consisting of industry leading IT products from original equipment manufacturers ("OEMs") with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. Telos has global experience with integration engagements to anticipate and address the requirements of defense and federal agencies of any scope. Technical capabilities include a 67,000-square-foot assembly and integration area and warehouse facilities, as well as the Telos Customer Support Center (“TCSC”), which provides 24/7/365 help desk and field support.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Network solutions, Enterprise Messaging solutions, Identity Management solutions, Information Security Consulting services and IT Security Management software solutions.

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

•

Identity Management – Xacta’s Identity Management (currently known as “TIMS LLC”, see Note 2 – Sale of Assets for further discussion) business line provides identity management solutions. Xacta IM solutions offer control of physical access to military bases, office buildings, disaster sites, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources. They create a perimeter that protects and defends the physical and virtual resources of key defense and civilian agencies. Xacta partners with leading technology companies to deliver integrated solutions that ensure virtually impenetrable physical and logical protection. The Company also has experience with wireless technologies, PKI security, information assurance, systems integration, maintenance, and support to ensure optimal performance and integrity.

Backlog

The Company’s total backlog was $118.4 million and $129.0 million at June 30, 2007 and 2006, respectively. Backlog was $92.1 million at December 31, 2006. The total backlog of each of the segments at June 30, 2007 and 2006 was as follows: Managed Solutions Group - $42.7 million and $34.3 million, respectively; and Xacta - $75.7 million and $94.7 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2007 and 2006 was $101.4 million and $72.3 million, respectively. Of these amounts, approximately $58.7 million and $38.1 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions.

Consolidated Results of Operations

The accompanying consolidated financial statements include the accounts of Telos Corporation and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Ubiquity.com, Inc. (collectively, the “Company”). The Company has applied the equity method of accounting for its investment in Enterworks, Inc. (“Enterworks”). The Company has a 60% ownership interest in Telos Identity Management Solutions, LLC and has consolidated its results of operations (see Note 2 – Sale of Assets). The Company also has a 60% ownership interest in Teloworks, Inc. (“Teloworks,” formerly Enterworks International, Inc.), and has consolidated its results of operations (see Note 3 – Investment in Enterworks). Significant intercompany transactions have been eliminated.

The Company’s operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.4	80.6	76.1	81.2
Selling, general, and administrative expenses	11.8	19.4	16.1	28.5

Operating income (loss)	6.8	—	7.8	(9.7)
Other income	—	—	—	—
Gain on sale of TIMS membership interest	9.4	—	5.7	—
Losses from affiliates	—	—	—	(0.1)
Interest expense	(3.4)	(38.9)	(4.1)	(26.3)

Income (loss) before minority interest and income taxes	12.8	(38.9)	9.4	(36.1)
Minority interest	(0.1)	—	—	—

Income (loss) before income taxes	12.7	(38.9)	9.4	(36.1)
Provision for income taxes	—	—	—	—

Net income (loss)	12.7%	(38.9)%	9.4%	(36.1)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales
Managed Solutions	$35,572	$11,498	$47,597	$20,927
Xacta	25,823	24,315	54,013	40,060

Total	$61,395	$35,813	$101,610	$60,987

Gross Profit
Managed Solutions	$2,097	$326	$1,754	$571
Xacta	9,318	6,634	22,529	10,884

Total	$11,415	$6,960	$24,283	$11,455

Gross Margin
Managed Solutions	5.9%	2.8%	3.7%	2.7%
Xacta	36.1%	27.3%	41.7%	27.2%
Total	18.6%	19.4%	23.9%	18.8%

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

The Company’s sales for the second quarter of 2007 were $61.4 million, an increase of $25.6 million or 71.4%, compared to the second quarter 2006 sales of $35.8 million. Such increase consists of a $24.1 million increase in sales from Managed Solutions, primarily attributable to increased sales from the ARISS (Army Recruiting Information Support System) contract, and a $1.5 million increase in sales from Xacta. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations (see Item 1 - Financial Statements), product revenue increased from $15.4 million for the second quarter in 2006 to $39.3 million for the same period in 2007, primarily attributable to an increase in sales of product reselling activities of $22.5 million in Managed Solutions, primarily due to increased in sales from the ARISS contract. Services revenue increased from $20.4 million for the second quarter in 2006 to $22.1 million for the same period in 2007, primarily attributable to increase in revenue in the Secure Network solutions business line.

The Company’s cost of sales for the second quarter of 2007 was $50.0 million, an increase of $21.1 million compared to the same period in 2006, due primarily to the increase in sales.

The Company’s gross profit for the second quarter of 2007 increased by $4.5 million, to $11.4 million, compared to the same period in 2006. Gross margin decreased to 18.6% in the second quarter of 2007, from 19.4% in the same period in 2006, primarily attributable to a higher proportion of product reselling activities relative to total sales. The Xacta gross margin increased to 36.1% in the second quarter of 2007, from 27.3% for the same period in 2006, primarily due to increases in proprietary software sales in the Secure Messaging business line and solutions sales in the Secure Network solutions business line. The Managed Solutions gross margin increased to 5.9% in the second quarter of 2007, from 2.8% for the same period in 2006, primarily due to increased in sales from the ARISS contract. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations, in the second quarter of 2007 compared to the same period in 2006, gross margin attributable to products increased by 13.3% due to a refinement in the Company’s contract costing system whereby the Company increased its direct cost tracing on contracts containing both products and services. In the second quarter of 2007 compared to the same period in 2006, gross margin attributable to services decreased to 28.0% from 34.0%, due to the previously mentioned refinement in the contract costing system, offset by a 3.7% increase primarily due to solutions sales in the Secure Network solutions business line.

The Company’s selling, general, and administrative expense (“SG&A”) for the second quarter of 2007 was $7.3 million, an increase of approximately $0.3 million or 4.7% compared to the same period in 2006, primarily due to increases in legal costs and litigation-related expenses.

The Company’s operating income for the second quarter of 2007 was $4.1 million, compared to $14,000 in the same period in 2006, due primarily to an increase in gross profit noted above.

The Company’s interest expense for the second quarter of 2007 was $2.1 million, a decrease of $11.9 million compared to the same period in 2006, due primarily to the accretion and dividend accrual adjustments on the public preferred stock during the second quarter of 2006, as discussed in Note 5 – Redeemable Preferred Stock.

The Company recorded a full valuation allowance against its deferred tax assets as of June 30, 2007 and December 31, 2006. The Company maintained its full valuation position during the quarter ended June 30, 2007.

The Company’s net income for the second quarter of 2007 was $7.8 million, an increase of $21.7 million compared to the $13.9 million net loss in the same period in 2006, primarily attributable to the $5.8 million gain on sale of TIMS LLC membership interest, the increase in sales and gross profit of product reselling activities and proprietary software sales, and the decrease of $11.9 million in interest expense related to the public preferred stock as discussed above.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

The Company’s sales for the six months ended June 30, 2007 were $101.6 million, an increase of $40.6 million or 66.6%, compared to sales of $61.0 million in the same period in 2006. Such increase consists of a $26.7 million increase in sales from Managed Solutions, primarily attributable to increased sales from the ARISS contract, and a $14.0 million increase in sales from Xacta, primarily attributable to increased sales from the NETCENTS contract in its Secure Messaging and Secure Network solutions business lines. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations, product revenue increased from $25.7 million for the six months ended June 30, 2006 to $58.9 million for the same period in 2007, primarily attributable to an increase in sales of product reselling activities of $26.9 million in Managed Solutions. Services revenue increased from $35.3 million for the six months ended June 30, 2006 to $42.8 million for the same period in 2007, primarily attributable to an increase in revenue in the Secure Network solutions business line.

The Company’s cost of sales for the six months ended June 30, 2007 was $77.3 million, an increase of $27.8 million compared to the same period in 2006, due primarily to the increase in sales as discussed above.

The Company’s gross profit for the six months ended June 30, 2007 increased by $12.8 million, to $24.3 million, compared to the same period in 2006. Gross margin increased to 23.9% in the six months ended June 30, 2007, from 18.8% in the same period in 2006. The increase in gross margin is attributable to the increase in sales of higher margin business offerings including services/solutions and proprietary software. The Xacta gross margin increased to 41.7% in the six months ended June 30, 2007, from 27.2% for the same period in 2006, primarily due to increases in proprietary software sales in the Secure Messaging and Information Assurance business lines and solutions sales in the Secure Network solutions business line, as well as cost reductions and reorganizations implemented in the fourth quarter of 2006. The Managed Solutions gross margin increased to 3.7% in the six months ended June 30, 2007, from 2.7% for the same period in 2006, primarily due to increased sales from the ARISS contract. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations, gross margin attributable to products increased to 18.5% in the six months ended June 30, 2007, from 5.7% for the same period in 2006, primarily due to an increase of 8.1% due to a refinement in the Company’s contract costing system whereby the Company increased its direct cost tracing on contracts containing both products and services, as well as an increase of 4.7% due to increased proprietary software sales and sales under the ARISS contract. Gross margin attributable to services increased to 31.3% in the six months ended June 30, 2007, from 28.3% for the same period in 2006, primarily due to an 8.9% increase in solutions sales in the Secure Network solutions business line, offset by a 5.9% decrease due to the previously mentioned refinement in the Company’s contract costing system.

The Company’s selling, general, and administrative expense (“SG&A”) for the six months ended June 30, 2007 was $16.4 million, a decrease of approximately $1.0 million or 5.7% compared to the same period in 2006, primarily due to company-wide reorganization and cost reduction plan implemented in the fourth quarter of 2006.

The Company’s operating income for six months ended June 30, 2007 was $7.9 million, compared to $5.9 million operating loss in the same period in 2006, due primarily to an increase in gross profit noted above.

The Company’s interest expense for the six months ended June 30, 2007 was $4.1 million, a decrease of $11.9 million compared to the same period in 2006, due primarily to the accretion and dividend accrual adjustments on the public preferred stock during the second quarter of 2006, as discussed in Note 5 – Redeemable Preferred Stock.

The Company recorded a full valuation allowance against its deferred tax assets as of June 30, 2007 and December 31, 2006. The Company maintained its full valuation position during the six months ended June 30, 2007.

The Company’s net income for the six months ended June 30, 2007 was $9.5 million, an increase of $31.6 million compared to the $22.0 million net loss in the same period in 2006, primarily attributable to the increase in sales of higher margin business lines, $5.8 million gain on sale of TIMS LLC membership interest, and a decrease of $11.9 million in interest expense related to the public preferred stock as discussed above.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company's capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

The Company has a $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) that is scheduled to mature on October 21, 2008. As of June 30, 2007, the interest rate on the Facility was 9.25%. The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility. As of June 30, 2007, the Company was in compliance with the Facility’s financial and EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants. Therefore, the Facility is classified as noncurrent as of June 30, 2007.

Effective January 1, 2007, the Company and Wells Fargo Foothill have amended the Facility to provide for availability block relief through April 30, 2007, to establish EBITDA covenants for 2007, to give consent to the formation of an LLC and subsequent sale of a portion of the membership interests in such LLC (disclosed in Note 2 - Sale of Assets), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

At June 30, 2007, the Company had outstanding borrowings of $8.9 million and unused borrowing availability of $7.4 million on the Facility. As of August 10, 2007, the Company has availability under its current arrangement of approximately $4.0 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.9% and 12.3% for the six months ended June 30, 2007 and 2006, respectively.

Senior Subordinated Notes

The Company's Senior Subordinated Notes (“Notes”) totaled $5.2 million at June 30, 2007. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. During the first six months of 2007 and 2006, the Company paid $375,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $18.9 million at June 30, 2007. See Note 4 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At June 30, 2007, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $99.7 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first six months of 2007 and 2006, the Company recorded $2.1 million and $12.3 million, respectively, of dividends on the two classes of redeemable preferred stock.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the

holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2007, the remaining 27.4% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of June 30, 2007 and 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2007. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Dividend Provisions

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. For the cash dividends payable since December 1, 1995, the Company has accrued $59.6 million and $55.7 million as of June 30, 2007 and 2006, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the six months ended June 30, 2007 and 2006, dividends totaling $2.1 million and $12.3 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit. The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit the payment of these dividends by the issuance of additional shares of Public Preferred Stock. In consequence, in accordance with applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividends in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were adjusted to $3.5 million and 13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the difference between those two amounts, $9.9 million, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $90.4 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2007. This action is a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At June 30, 2007, the Company had outstanding debt and long-term obligations of $122.8 million, consisting of $8.9 million under the Facility, $5.2 million in subordinated debt, $9.0 million in capital lease obligations and $99.7 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

The consolidated financial statements for the quarter ended June 30, 2007 that are included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, primarily due to total expenses directly related to unreimbursed litigation-related and other legal expenses, the Company’s working capital deficit was $3.1 million as of June 30, 2007. Total expenses related to litigation and other legal costs were $4.0 million (net of $0.6 million in reimbursements by the Company’s insurers) for the first six months of 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses continue to adversely affect working capital, and $7.7 million of such expenses are unpaid as of June 30, 2007. While the Company is actively working with its vendors, including law firms, partners, Wells Fargo Foothill, and subcontractors to mitigate the effect of these working capital constraints during this period, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate these current working capital constraints. See Note 4 – Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

The Company has previously disclosed the effect that the cyclicality of the U.S. Government buying season has historically had on revenues, specifically that the Company has experienced higher revenue in the third and fourth quarters than in the first and second quarters. While the Company has experienced significant revenue growth for the three and six month periods ended June 30, 2007 over the prior year, there can be no assurances that such growth will continue for the remainder of the year or that revenue for the remainder of the year will exceed the revenue to date.

The Company believes that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at June 30, 2007, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Long-term debt (1)	$14,072	$—	$14,072	$—	$—
Capital lease obligations (2)	15,853	1,855	5,479	5,380	3,139
Operating lease obligations (2)	1,589	540	1,049	—	—
Senior preferred stock (3)	9,233	—	9,233	—	—
Public preferred stock redemption (4)	90,434	—	90,434	—	—

Total	$131,181	$2,395	$120,267	$5,380	$3,139

(1)	Includes amounts due October 31, 2008, pursuant to senior credit facility and senior subordinated note agreements.
(2)	Includes total lease payments.
(3)	Includes dividends accrual of $6.2 million. See Note 5 – Redeemable Preferred Stock.
(4)	Includes dividends and accretion accrual of $84.1 million, payment of which presumes conditions precedent being satisfied. See Note 5 – Redeemable Preferred Stock.

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

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Effective April 2005, interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of June 30, 2007 the Wells Fargo “prime rate” was 8.25%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for the first six months of 2007 and 2006 were 10.9% and 12.3%, respectively. The Facility had an outstanding balance of $8.9 million at June 30, 2007.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2007, and concluded that those disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosures.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 7 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

If the Company is unable to retain a successor independent public accountant, the Company will not be able to file its periodic reports in a timely manner and will constitute a default under the Facility.

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 13, 2007, Goodman & Company, LLP ("Goodman") resigned as the Company's independent registered public accounting firm effective July 24, 2007. Goodman indicated that its independence had been impaired because two individuals affiliated with Costa Brava, Messrs. Seth W. Hamot and Andrew R. Siegel, were elected to the Company's Board of Directors by the holders of the Public Preferred Stock. As noted earlier, Costa Brava has filed a lawsuit against the Company, its directors and certain of its officers, and a separate lawsuit against Goodman. Although the Audit Committee is in the process of seeking a successor independent public accountant, there can be no assurance that the Audit Committee will be successful in such efforts. Based upon its efforts to date to find a successor independent public accountant, it appears that the litigation commenced by Costa Brava against Goodman may discourage other independent registered public accounting firms from accepting an engagement with the Company. If the Company is unable to retain a successor independent public accountant, it will not be able to file in a timely manner its Quarterly Reports on Form 10-Q that comply with the SEC's rules and regulations. In addition, the Company will not be able to file in a timely manner its Annual Report on Form 10-K. In addition, the failure to deliver audited financial statements to Wells Fargo Foothill will constitute an event of default under the Facility.

There were no other material changes in the Company’s risk factors in the second quarter of 2007.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2007, total undeclared unpaid dividends accrued for financial reporting purposes are $6.2 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law (as discussed above) and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 5 – Redeemable Preferred Stock, in the second quarter of 2006, the Company accrued an additional $9.9 million in interest expense to reflect its intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. The Company has accrued $59.6 million in cash dividends as of June 30, 2007.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first two scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining three scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of June 30, 2007 and December 31, 2006, and throughout all of 2006.

Item 5.	Other Information

On April 18, 2007, the Company was notified by the NASD that its securities will be removed from quotation on the Over-the-Counter Bulletin Board (“OTCBB”) because the Company’s late filing of three periodic reports in the past twenty-four months, in violation of the OTCBB eligibility rules. On April 23, 2007 the Company appealed this decision to the NASD Hearings Panel. On May 7, 2007 the Company applied for a waiver of late filing from the SEC's Division of Corporation Finance, which was subsequently denied. Effective July 13, 2007, the Company’s Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on March 8, 2000. (Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K report for the year ended December 31, 2005)

10.19*	TIMS LLC Membership Interest Purchase Assignment Agreement and Other Related Transaction Documents

23.1	Consent of Navigant Consulting, Inc. (Incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the year ended December 31, 2006)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Part II Items 2 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2007	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer