Form 10-Q
period 2007-09-30
TELOS CORP
filed 2007-11-19
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

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

As of November 8, 2007, the registrant had outstanding 21,171,202 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Products	$39,715	$22,712	$98,572	$48,434
Services	21,278	12,381	64,031	47,646

	60,993	35,093	162,603	96,080
Costs and expenses
Cost of sales—Products	36,449	21,689	84,413	45,939
Cost of sales—Services	15,559	9,817	44,921	35,098
Selling, general and administrative expenses	6,076	7,212	22,439	24,571

Operating income (loss)	2,909	(3,625)	10,830	(9,528)
Other income (expenses)
Other income	35	14	39	29
Gain on sale of TIMS LLC membership interest (Note 2)	—	—	5,803	—
Losses from affiliates	—	—	—	(92)
Interest expense	(2,146)	(2,270)	(6,271)	(18,309)

Income (loss) before minority interest and income taxes	798	(5,881)	10,401	(27,900)
Minority interest	461	—	529	—

Income (loss) before income taxes	337	(5,881)	9,872	(27,900)
Provision for income taxes	—	—	—	—

Net income (loss)	$337	$(5,881)	$9,872	$(27,900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$24	$235
Accounts receivable, net of reserve of $792 and $407, respectively	57,021	25,710
Inventories, net of obsolescence reserve of $207 and $212, respectively	9,829	7,078
Other current assets	3,909	6,635

Total current assets	70,783	39,658
Property and equipment, net of accumulated depreciation of $16,064 and $15,162, respectively	7,738	8,534
Other assets	96	268

Total assets	$78,617	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$52,363	$34,597
Accrued compensation and benefits	6,751	4,798
Deferred revenue	6,013	8,144
Capital lease obligations – short-term	597	594
Other current liabilities	5,693	3,630

Total current liabilities	71,417	51,763
Senior credit facility (Note 4)	9,545	12,568
Senior subordinated notes (Note 4)	5,179	5,179
Capital lease obligations	8,292	8,722
Senior redeemable preferred stock (Note 5)	9,340	9,023
Public preferred stock (Note 5)	91,658	87,987

Total liabilities	195,431	175,242

Minority interest	96	—

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated deficit	(117,091)	(126,963)

Total stockholders’ deficit	(116,910)	(126,782)

Total liabilities and stockholders’ deficit	$78,617	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Income (loss) from operations	$9,872	$(27,900)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Gain on sale of TIMS LLC membership interest	(5,803)	—
Dividends and accretion of preferred stock as interest expense	3,988	15,989
Minority interest	96	—
Stock-based compensation	—	103
Depreciation and amortization	1,612	1,593
Other noncash items	385	(78)
Changes in other operating assets and liabilities	(14,859)	9,740

Cash used in operating activities	(4,709)	(553)

Investing activities:
Net proceeds from sale of TIMS LLC membership interest	5,803	—
Purchase of property and equipment	(339)	(726)

Cash provided by (used in) investing activities	5,464	(726)

Financing activities:
Repayment of borrowings under senior credit facility, net	(3,023)	(1,390)
Increase in book overdrafts	2,484	2,938
Payments under capital leases	(427)	(318)

Cash (used in) provided by financing activities	(966)	1,230

Decrease in cash and cash equivalents	(211)	(49)
Cash and cash equivalents at beginning of period	235	62

Cash and cash equivalents at end of period	$24	$13

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,285	$2,278

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

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157 – “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. On November 14, 2007, the FASB reaffirmed its vote against a blanket deferral of SFAS No. 157. For fiscal years beginning after November 15, 2007, the Company will be required to implement the standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. As a result, SFAS No. 157 becomes effective as originally scheduled in accounting for the financial assets and liabilities of financial institutions. The Board did, however, provide a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The Company is currently evaluating the effect that adoption of this statement will have on its consolidated financial position or results of operations.

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

Revenue Recognition

Substantially all of the Company’s contracts are contracts with the U.S. Government. Revenues are recognized in accordance with SAB No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” The Company considers amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails. Certain of the Company’s contracts involve the complex delivery of technology products and services. Accordingly, such contracts fall within the scope of SOP 81-1. To the extent contracts are incomplete at the end of an accounting period; revenue is recognized on the percentage-of-completion method, on a proportional performance basis.

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

The parties have signed an Amended and Restated Operating Agreement (“Operating Agreement”) which provides for a Board of Directors comprised of five (5) members. The Operating Agreement also provides for two subclasses of membership units, Classes A (the Company) and B (the Investors). The Class A membership unit owns 60% of TIMS LLC, and as such is entitled to receive 60% of the profits, and to appoint three (3) members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is entitled to receive 40% of the profits, and to appoint two (2) members of the Board of Directors.

As indicated in the Operating Agreement, one of the Class A members will be designated the Chairman of the Board. John B. Wood, Chairman and CEO of the Company is to be designated as the Chairman of the Board of TIMS LLC. The Company has entered into a corporate services agreement with TIMS LLC whereby the Company provides certain administrative support services to TIMS LLC, including but not limited to finance, accounting and human resources services.

During the quarter ended September 30, 2007, in accordance with the Operating Agreement, a quarterly cash distribution in the amount of $450,000 was made to Class B Member. No distribution was made to Class A Member.

And as indicated above, the Company owns 60% of TIMS LLC, therefore continues to account for the contributed assets using the consolidation method.

Note 3. Investment in Enterworks

Enterworks, Inc.

As of September 30, 2007, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”), representing a fully diluted ownership percentage of 10.6%. Since its initial investment in Enterworks, the Company has accounted for such investment as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and continues to do so due to the Company’s continued significant influence through its representation on the Board of Directors of Enterworks.

Effective January 1, 2007, Enterworks agreed to provide the Company with maintenance and OEM technical product support associated with the worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the EPX software purchased in December 2003. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), and has reflected this asset on the balance sheet in “Other Assets.” The net carrying value of the asset is $62,500 as of September 30, 2007. Scheduled amortization expense is $62,500 for the remainder of 2007.

Teloworks, Inc. (formerly Enterworks International, Inc.)

Pursuant to the Teloworks Agreements, the Company and Enterworks are required to fund the operations of Teloworks according to a funding schedule set forth in the Teloworks Agreements. The Company has expensed approximately $780,000 for the first nine months of 2007, which represents approximately $600,000 of its proportionate share of Teloworks operating expenses, as well as additional funding pursuant to the March 2007 Enterworks private financing, as disclosed in the Company’s 2006 Form 10-K and March 2007 Form 10-Q. The Company expensed approximately $707,000 for 2006.

As a result of the Enterworks private financing transaction as disclosed in the Company’s 2006 Form 10-K and June 2007 Form 10-Q, the Company currently owns 60% of Teloworks.

Note 4. Debt Obligations

Senior Revolving Credit Facility

The Company has a $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) that is scheduled to mature on October 21, 2008. As of September 30, 2007, the interest rate on the Facility was 8.75%. The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility. As of September 30, 2007, the Company was in compliance with the Facility’s financial and EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as noncurrent as of September 30, 2007.

At September 30, 2007, the Company had outstanding borrowings of $9.5 million and unused borrowing availability of $5.5 million on the Facility. As of November 13, 2007, the Company has availability under its current arrangement of approximately $2.1 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.6% and 12.4% for the nine months ended September 30, 2007 and 2006, respectively.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At September 30, 2007, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $19.7 million.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at September 30, 2007 and 2006.

The carrying value of the Notes as of September 30, 2007 and 2006 is consistent with the fair value as determined by an independent valuation performed by Navigant Consulting, Inc.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2008	$5,179	[1]
Senior Credit Facility	2008	$9,545	[2]

[1]

Pursuant to Section 17 of a Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to October 31, 2008.

[2]

Balance due represents balance as of September 30, 2007, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 5. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value.

The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2007, the remaining 27.4% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At September 30, 2007 and 2006, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.3 million and $5.9 million, respectively.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three months ended September 30, 2007 and 2006 was $268,000 and $395,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $803,000 and $2,607,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2007 was 3,185,586. The stock is now quoted as TLSRP in the Pink Sheets. The aggregate fair value of the public preferred stock at September 30, 2007 was $73.3 million.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first two scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining three scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the balance sheet as of September 30, 2007 and 2006.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Wells Fargo Foothill Facility prohibits, among other things, the redemption of any stock, common or preferred, until October 21, 2008. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2007. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Paragraph 5 of SFAS No. 78 provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable…”

If, pursuant to the terms of the Public Preferred Stock, the Company does not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require the Company to discharge its obligation to redeem the Public Preferred Stock as soon as the Company is financially capable and legally permitted to do so.

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. For the cash dividends payable since December 1, 1995, the Company has accrued $60.5 million and $56.7 million as of September 30, 2007 and 2006, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the nine months ended September 30, 2007 and 2006, accretion and dividends totaling $4.0 and $16.0 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit such payment by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividends in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $91.7 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2007. This action is a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 6. Reportable Segments

As of September 30, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta. Descriptions for each of these operating segments are as follows:

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2007 and 2006 is set forth in the following table (in thousands). The “other” column includes corporate related items.

	Three Months Ended				Nine Months Ended
	Managed Solutions	Xacta	Other (1)	Total	Managed Solutions	Xacta	Other (1)	Total
September 30, 2007
External revenues	$37,034	$23,959	$—	$60,993	$84,631	$77,972	$—	$162,603
Gross margin	213	8,772	—	8,985	1,967	31,302	—	33,269
Segment (loss) profit (2)	(1,944)	4,853	—	2,909	(4,584)	15,414	—	10,830
Total assets	46,149	21,249	11,219	78,617	46,149	21,249	11,219	78,617
Capital expenditures	(3)	28	112	137	1	102	236	339
Depreciation and amortization (3)	77	277	188	542	215	835	562	1,612

	Managed Solutions	Xacta	Other (1)	Total	Managed Solutions	Xacta	Other	Total
September 30, 2006
External revenues	$18,832	$16,261	$—	$35,093	$39,759	$56,321	$—	$96,080
Gross margin	479	3,108	—	3,587	1,051	13,992	—	15,043
Segment loss (2)	(1,396)	(2,229)	—	(3,625)	(4,398)	(5,130)	—	(9,528)
Total assets	20,139	15,397	9,563	45,099	20,139	15,397	9,563	45,099
Capital expenditures	—	25	121	146	13	160	553	726
Depreciation and amortization (3)	65	166	307	538	200	494	899	1,593

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases and spare parts inventory.

The Company maintains a facility in Germany; however, the Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has 5 separate facilities located in various states and the District of Columbia.

Note 7. Contingencies and Subsequent Events

Financial Condition and Liquidity

The consolidated financial statements for the quarter ended September 30, 2007 that are included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s working capital deficit was $634,000 as of September 30, 2007, primarily due to amounts resulting from unreimbursed litigation-related and other legal expenses. Total expenses related to litigation and other legal costs were $3.1 million (net of $3.4 million in reimbursements by the Company’s insurers) for the first nine months of 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses continue to adversely affect working capital, and $5.1 million of such expenses are unpaid as of September 30, 2007. While the Company is actively working with its vendors, including law firms, partners, subcontractors, and Wells Fargo Foothill to mitigate the effect of these working capital constraints during this period, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate these current working capital constraints. See Note 4 – Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants.

Additionally, the Company has recently experienced a slow down in payments from one of the Company’s significant government payment offices due to complications arising from that office’s payment system conversion. As a result, anticipated payments from this government payment office have been received significantly later than the anticipated payment dates. The Company has been able to utilize its existing Facility to mitigate the effect of these payment delays. This slow down in payment is expected to be temporary.

Additionally, subsequent to the date of the accompanying financial statements, in accordance with the terms of one the Company’s government contracts for services, the Company was required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and the Company has been required to collateralize the entire amount of the bond. The Company provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral pending satisfactory performance in the March 2008 time frame. While the bond requirement may adversely affect the Company’s liquidity during this time frame, the Company currently believes that the impact of the bond requirement will be mitigated by the Company’s ability to utilize the existing Facility.

The Company has previously disclosed the effect of the cyclicality of the U.S. Government buying season has historically had on revenues, specifically that the Company has experienced higher revenue in the third and fourth quarters than in the first and second quarters. While the Company has experienced significant revenue growth for the three and nine month periods ended September 30, 2007 over the prior year, there can be no assurances that such growth will continue for the remainder of the year or that revenue for the remainder of the year will exceed the revenue to date.

The Company believes that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2007. The Company anticipates the need for continued reliance on a credit facility upon terms and conditions substantially similar to the existing Facility in order to meet the Company’s long term needs for operating expenses, debt service requirements, and projected capital expenditures.

Legal Proceedings

Costa Brava Partnership III, L.P.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”), filed a lawsuit on October 17, 2005 in the Circuit Court of Baltimore City in the State of Maryland (“Complaint”) against the Company, its directors, and certain of its officers. According to Amendment No. 23 to Schedule 13D filed by Costa Brava on October 25, 2007, Costa Brava owns 16.4% of the outstanding Public Preferred Stock as of September 30, 2007.

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

On February 15, 2007, the Plaintiffs filed their second motion for preliminary injunction to prevent the sale or disposal of any corporate assets outside the ordinary course until such time that two new Class D directors have been elected. This followed the Plaintiff’s February 7, 2007 letter to the corporate secretary requesting a special meeting to elect new Class D directors to replace the two board seats left vacant by the resignations in August 2006. The special meeting took place on May 31, 2007 and continued on June 18, 2007. Two Class D directors were elected at the June 18, 2007 meeting by the holders of Public Preferred Stock. The hearing on the motion was held on April 16, 2007. On April 19, 2007, Judge Matricciani issued an opinion denying the Plaintiffs’ motion.

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

On May 29, 2007, Telos filed a counterclaim against the Plaintiffs alleging interference with its relationship with Wells Fargo Foothill, and a related motion for a preliminary injunction. On June 4, 2007, the Court entered a consent order in which the Plaintiffs agreed to cease and desist communications with Wells Fargo Foothill regarding a proceeding in England that settled over three years ago. The Plaintiffs filed their opposition to the motion for a preliminary injunction on June 19, 2007. Telos filed its reply on July 9, 2007. The hearing on the motion for preliminary injunction took place on August 27, 2007. On the following day, the Court issued a ruling granting Telos’ motion.

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

On July 20, 2007, counsel for the Special Litigation Committee issued its final report and found that there was no evidence to support the derivative claims, and no instance of bad faith, breach of duty or self-interested action or inaction. Further, Special Litigation Committee counsel recommended that the Company take all action necessary and appropriate that is consistent with these findings. Subsequently, on July 27, 2007, the Company filed a motion to stay the litigation pending briefing and hearing on the report of the Special Litigation Committee and also to stay further discovery in the underlying case. Plaintiffs filed their opposition to the motion to stay on August 1, 2007. A copy of the report of the Special Litigation Committee was filed with a motion to file under seal with the Court on August 2, 2007. The Company filed its reply to the Plaintiffs’ response on August 3, 2007.

The hearing on the motion to stay and the motion to file under seal was held on August 7, 2007. The Court issued an order later that same day, reserving its ruling. On August 29, 2007, after the hearing held the day before, the Court denied the motion to file under seal and the motion to stay the litigation on August 29, 2007 but permitted limited discovery on the Special Litigation Committee report. Subsequently, while the underlying litigation and discovery is still going forward, counsel for the Special Litigation Committee produced numerous documents to the Plaintiffs. In addition, the current and former members of the committee have been deposed.

The Company filed a motion to dismiss as recommended by the Special Litigation Committee and its report on August 24, 2007. Plaintiffs’ opposition was filed on November 9, 2007, and the Company’s reply was filed on November 19, 2007. The hearing on the motion is scheduled for November 21, 2007.

On September 14, 2007 Plaintiffs filed a motion to challenge the Company’s designation of certain highly confidential materials. The Company filed its opposition to Plaintiffs’ motion on September 24, 2007 and Plaintiffs filed their reply on October 2, 2007. On November 6, 2007, following a hearing on November 5, 2007, the Court issued a discovery order denying Plaintiffs’ request to reclassify the challenged documents as “confidential.” Such Court order also applies to any and all documents produced to Plaintiffs in the Hamot et al. v. Telos Corporation litigation as well as to documents provided to Messrs. Hamot and Siegel in their capacity as Class D directors of the Company.

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

Hamot et al. v. Telos Corporation

On August 2, 2007, Mr. Seth W. Hamot and Mr. Andrew R. Siegel, principals of Costa Brava Partnership III L.P. and recently elected to the Board as Class D Directors on June 18, 2007, filed a complaint against the Company and a motion for a temporary restraining order with the Maryland Circuit Court for the City of Baltimore. The complaint alleged that certain company documents and records had not been promptly provided to them as requested, and that these documents are necessary to fulfill their fiduciary duty as directors. On the same day, this matter was assigned to Judge Matricciani. The hearing on the motion for a temporary restraining order was held on August 7, 2007. The Court issued an order the following day on August 8, 2007, stating that the Plaintiffs should sign a temporary confidentiality order that would allow them to receive the documents requested. The Court further stated that Telos may redact any such documents provided to Plaintiffs for privilege regarding matters related to the Costa Brava litigation, and temporarily for highly confidential information. The Court reserved on the final determination of the issue of highly confidential information and also on the option for a temporary restraining order until the hearing scheduled for August 27, 2007.

Plaintiffs failed to sign the temporary confidentiality order and as a result were not provided with any documentation for a Board meeting held on August 9, 2007. On August 22, 2007 Plaintiffs filed an amended complaint which alleged that the Company was denying them the ability to effectively review, examine, consider and question future regulatory filings and all other important actions and undertakings of the Company.

On August 28, 2007, following a hearing on August 27, 2007, the Court converted Plaintiffs’ motion for temporary restraining order into a preliminary injunction and stated that Plaintiffs were entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board. In addition, the Court noted that during the pendency of the shareholder litigation, it was not inclined to permit Messrs. Hamot and Siegel, through the guise of their newly acquired director status, to avoid their currently binding commitments under the stipulation and protective order entered on July 7, 2006. Pursuant to the terms of such order the Company is entitled to designate documents produced in discovery or submitted to the Court as “confidential” or “highly confidential” and to withhold from Plaintiffs information protected by the work product doctrine or attorney-client privilege.

On September 24, 2007, Plaintiffs filed a new motion for temporary restraining order as well as a second amended verified complaint with the Circuit Court for Baltimore City in which they requested that the Court “compel Telos to adhere to the Telos

Amended and Restated Bylaws” and alleged that provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes had been violated and that in addition, Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. The Company filed its answer to the second amended verified complaint on October 10, 2007. The hearing on this motion for temporary restraining order was held on October 11, 2007. The Court denied the Plaintiffs’ motion on October 12, 2007. On the same day, the Court issued an amended preliminary injunction order stating that Plaintiffs are entitled to receive written responses to requests for board of directors or board committee minutes within 7 days of any such requests and copies of such minutes within 15 days of any such requests, as well as written responses to all other requests for information and/or documents related to Plaintiffs’ duties as directors within 7 days of such requests and all board of directors appropriate information and/or documents within 30 days of any such requests. The Court further stated that in all other respects, the preliminary injunction order of August 28, 2007 shall remain in full force and effect.

As noted above under Costa Brava Partnership III, L.P., the Court issued a discovery order denying Plaintiffs’ request to reclassify the challenged documents as “confidential.” Such Court order also applies to any and all documents produced in the Hamot et al. v Telos Corporation litigation as well as documents provided to Messrs. Hamot and Siegel in their capacity as Class D directors of the Company.

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

In addition to the above-referenced litigations, the Company is a party to litigation arising in the ordinary course of business. In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As of September 30, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (“IT”) requirements. Offerings consist of innovative IT solutions consisting of the reselling of industry leading IT products from original equipment manufacturers (“OEMs”) and complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. Telos has global experience with integration engagements to anticipate and address the requirements of defense and federal agencies of any scope. Technical capabilities include a 67,000-square-foot assembly and integration area and warehouse facilities, as well as the Telos Customer Support Center (“TCSC”), which provides 24/7/365 help desk and field support.

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

Backlog

The Company’s total backlog was $169.9 million and $179.7 million at September 30, 2007 and 2006, respectively. Backlog was $92.1 million at December 31, 2006. The total backlog of each of the segments at September 30, 2007 and 2006 was as follows: Managed Solutions Group - $57.1 million and $52.3 million, respectively; and Xacta - $112.8 million and $127.4 million, respectively.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2007 and 2006 was $142.5 million and $108.6 million, respectively. Of these amounts, approximately $85.5 million and $56.5 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.2	89.8	79.5	84.3
Selling, general, and administrative expenses	10.0	20.5	13.8	25.6

Operating income (loss)	4.8	(10.3)	6.7	(9.9)

Other income	—	—	—	—
Gain on sale of TIMS membership interest	—	—	3.6	—
Losses from affiliates	—	—	—	(0.1)
Interest expense	(3.5)	(6.5)	(3.9)	(19.0)

Income (loss) before minority interest and income taxes	1.3	(16.8)	6.4	(29.0)
Minority interest	0.7	—	0.3	—

Income (loss) before income taxes	0.6	(16.8)	6.1	(29.0)
Provision for income taxes	—	—	—	—

Net income (loss)	0.6%	(16.8)%	6.1%	(29.0)%

Financial Data by Market Segment

Sales, gross profit, and gross margin by market segment for the periods designated below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales
Managed Solutions	$37,034	$18,832	$84,631	$39,759
Xacta	23,959	16,261	77,972	56,321

Total	$60,993	$35,093	$162,603	$96,080

Gross Profit
Managed Solutions	$213	$479	$1,967	$1,051
Xacta	8,772	3,108	31,302	13,992

Total	$8,985	$3,587	$33,269	$15,043

Gross Margin
Managed Solutions	0.6%	2.5%	2.3%	2.6%
Xacta	36.6%	19.1%	40.1%	24.8%
Total	14.7%	10.2%	20.5%	15.7%

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

The Company’s sales for the third quarter of 2007 were $61.0 million, an increase of $25.9 million or 73.8%, compared to the third quarter 2006 sales of $35.1 million. Such increase consists of an $18.2 million increase in sales from Managed Solutions, primarily attributable to increased sales from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract, and a $7.7 million increase in sales from Xacta, primarily attributable to increased sales from the NETCENTS contract in its Secure Network Solutions business line. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations (see Item 1—Financial Statements), product revenue increased from $22.7 million for the third quarter in 2006 to $39.7 million for the same period in 2007, primarily attributable to an increase in product reselling activities from the NETCENTS contract in Managed Solutions business line. Services revenue increased from $12.4 million for the third quarter in 2006 to $21.3 million for the same period in 2007, primarily attributable to increase in revenue in the Secure Network Solutions business line.

The Company’s cost of sales for the third quarter of 2007 was $52.0 million, an increase of $20.5 million compared to the same period in 2006, due primarily to the increase in sales.

The Company’s gross profit for the third quarter of 2007 increased by $5.4 million, to $9.0 million, compared to the same period in 2006. Gross margin increased to 14.7% in the third quarter of 2007, from 10.2% in the same period in 2006, primarily attributable to an increase in sales of higher margin business offerings including services/solutions and proprietary software. The Xacta gross margin increased to 36.6% in the third quarter of 2007, from 19.1% for the same period in 2006, primarily due to increases in solutions sales in the Secure Network Solutions business line and proprietary software sales in the Secure Messaging business line, as well as cost control measures and reorganizations implemented in the fourth quarter of 2006. The Managed Solutions gross margin decreased to 0.6% in the third quarter of 2007, from 2.5% for the same period in 2006, primarily attributable to continued downward pressure on margins in the product reselling sector and increased orders under the NETCENTS contract that have carried smaller margins. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations, in the third quarter of 2007 compared to the same period in 2006, gross margin attributable to products increased to 8.2% from 4.5%, primarily due to approximately a 2% increase as a result of proprietary software sales, and approximately a 2% increase due to an enhancement to the Company’s cost allocation system so as to account for project revenues and cost of sales on a more detailed basis that allowed for a more detailed matching of costs to revenue on contracts containing both products and services. In the third quarter of 2007 compared to the same period in 2006, gross margin attributable to services increased to 26.9% from 20.7%, primarily due to approximately a 9% increase in services margin in the Secure Messaging and Information Assurance business lines, offset by approximately a 3% decrease due to the aforementioned enhancement to the Company’s cost allocation system.

The Company’s selling, general, and administrative expense (“SG&A”) for the third quarter of 2007 was $6.1 million, a decrease of approximately $1.1 million or 15.7% compared to the same period in 2006, primarily due to an increase in insurance reimbursements which had the effect of reducing net litigation-related expenses.

The Company’s operating income for the third quarter of 2007 was $2.9 million, compared to operating loss of $3.6 million in the same period in 2006, due primarily to an increase in gross profit noted above.

The Company’s interest expense for the third quarter of 2007 was $2.1 million, a decrease of $124,000 compared to the same period in 2006.

The Company recorded a full valuation allowance against its deferred tax assets as of September 30, 2007 and December 31, 2006. The Company maintained its full valuation position during the quarter ended September 30, 2007.

The Company’s net income for the third quarter of 2007 was $337,000, an increase of $6.2 million compared to the $5.9 million net loss in the same period in 2006, primarily attributable to the increase in sales of higher margin business lines.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

The Company’s sales for the nine months ended September 30, 2007 were $162.6 million, an increase of $66.5 million or 69.2%, compared to sales of $96.1 million in the same period in 2006. Such increase consists of a $44.9 million increase in sales from Managed Solutions, primarily attributable to increased sales from the NETCENTS contract and the ARISS (Army Recruiting Information Support System) program, and a $21.7 million increase in sales from Xacta, primarily attributable to increased sales from the NETCENTS contract in its Secure Network Solutions and Secure Messaging business lines. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations, product revenue increased from $48.4 million for the nine months ended September 30, 2006 to $98.6 million for the same period in 2007, primarily attributable to an increase in product reselling activities in Managed Solutions. Services revenue increased from $47.6 million for the nine months ended September 30, 2006 to $64.0 million for the same period in 2007, primarily attributable to an increase in revenue in the Secure Network Solutions business line.

The Company’s cost of sales for the nine months ended September 30, 2007 was $129.3 million, an increase of $48.3 million compared to the same period in 2006, due primarily to the increase in sales as discussed above.

The Company’s gross profit for the nine months ended September 30, 2007 increased by $18.2 million, to $33.3 million, compared to the same period in 2006. Gross margin increased to 20.5% in the nine months ended September 30, 2007, from 15.7% in the same period in 2006. The increase in gross margin is attributable to the increase in sales of higher margin business offerings including services/solutions and proprietary software. The Xacta gross margin increased to 40.1% in the nine months ended September 30, 2007, from 24.8% for the same period in 2006, primarily due to increases in solutions sales in the Secure Network Solutions business line and proprietary software sales in the Secure Messaging business line, as well as cost control measures and reorganizations implemented in the fourth quarter of 2006. The Managed Solutions gross margin decreased to 2.3% in the nine months ended September 30, 2007, from 2.6% for the same period in 2006, primarily attributable to margin increase in the second quarter due to the ARISS sales, offset by continued downward pressure on margins in the product reselling sector and increased orders under the NETCENTS contract that have carried smaller margins. On a nonsegmented basis, as displayed on the face of the Condensed Consolidated Statement of Operations, gross margin attributable to products increased to 14.4% in the nine months ended September 30, 2007, from 5.2% for the same period in 2006, primarily due to approximately a 4% increase as a result of proprietary software sales, and approximately a 5% increase due to an enhancement to the Company’s cost allocation system so as to account for project revenues and cost of sales on a more detailed basis that allowed for a more detailed matching of costs to revenue on contracts containing both products and services. Gross margin attributable to services increased to 29.8% in the nine months ended September 30, 2007, from 26.3% for the same period in 2006, primarily due to approximately a 9% increase in services margin in the Secure Network Solutions business line, offset by approximately a 5% decrease due to the aforementioned enhancement to the Company’s cost allocation system.

The Company’s selling, general, and administrative expense (“SG&A”) for the nine months ended September 30, 2007 was $22.4 million, a decrease of approximately $2.1 million or 8.7% compared to the same period in 2006, primarily due to an increase in insurance reimbursements which had the effect of reducing net litigation-related expenses.

The Company’s operating income for nine months ended September 30, 2007 was $10.8 million, compared to $9.5 million operating loss in the same period in 2006, due primarily to an increase in gross profit noted above.

The Company’s interest expense for the nine months ended September 30, 2007 was $6.3 million, a decrease of $12.0 million compared to the same period in 2006, due primarily to the accretion and dividend accrual adjustments on the public preferred stock during the second quarter of 2006, as discussed in Note 5 – Redeemable Preferred Stock.

The Company recorded a full valuation allowance against its deferred tax assets as of September 30, 2007 and December 31, 2006. The Company maintained its full valuation position during the nine months ended September 30, 2007.

The Company’s net income for the nine months ended September 30, 2007 was $9.9 million, an increase of $37.8 million compared to the $27.9 million net loss in the same period in 2006, primarily attributable to the increase in sales of higher margin business lines, $5.8 million gain on sale of TIMS LLC membership interest, and a decrease of $12.0 million in interest expense related to the public preferred stock as discussed above.

Liquidity and Capital Resources

In addition to the Company’s common stock, the Company’s capital structure consists of a revolving credit facility, subordinated notes, capital lease obligations, and redeemable preferred stock.

Senior Revolving Credit Facility

The Company has a $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) that is scheduled to mature on October 21, 2008. As of September 30, 2007, the interest rate on the Facility was 8.75%. The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Facility. As of September 30, 2007, the Company was in compliance with the Facility’s financial and EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as noncurrent as of September 30, 2007.

At September 30, 2007, the Company had outstanding borrowings of $9.5 million and unused borrowing availability of $5.5 million on the Facility. As of November 13, 2007, the Company has availability under its current arrangement of approximately $2.1 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.6% and 12.4% for the nine months ended September 30, 2007 and 2006, respectively.

Senior Subordinated Notes

The Company’s Senior Subordinated Notes (“Notes”) totaled $5.2 million at September 30, 2007. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. During the first nine months of 2007 and 2006, the Company paid $566,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $19.7 million at September 30, 2007. See Note 4 – Debt Obligations.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. At September 30, 2007, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $101.0 million. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. During the first nine months of 2007 and 2006, the Company recorded $3.2 million and $13.4 million, respectively, of dividends on the two classes of redeemable preferred stock.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to

Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2007, the remaining 27.4% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes the likelihood is that it will not be able to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of September 30, 2007 and 2006.

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

Paragraph 5 of SFAS No. 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable…”

If, pursuant to the terms of the Public Preferred Stock, the Company does not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require the Company to discharge its obligation to redeem the Public Preferred Stock as soon as the Company is financially capable and legally permitted to do so. Therefore, by its very terms, the Public Preferred Stock is not due on demand or callable for failure to make a scheduled payment pursuant to its redemption provisions and is properly classified as a noncurrent liability.

Dividend Provisions

The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. For the cash dividends payable since December 1, 1995, the Company has accrued $60.5 million and $56.7 million as of September 30, 2007 and 2006, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the nine months ended September 30, 2007 and 2006, dividends totaling $3.2 million and $13.4 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional full paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its charter to permit such payment by the issuance of additional shares of Public Preferred Stock. In consequence, in accordance with applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividends in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and 13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board of Directors voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $91.7 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2007. This action is a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At September 30, 2007, the Company had outstanding debt and long-term obligations of $124.6 million, consisting of $9.5 million under the Facility, $5.2 million in subordinated debt, $8.9 million in capital lease obligations and $101.0 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

The consolidated financial statements for the quarter ended September 30, 2007 that are included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s working capital deficit was $634,000 as of September 30, 2007, primarily due to amounts resulting from unreimbursed litigation-related and other legal expenses. Total expenses related to litigation and other legal costs were $3.1 million (net of $3.4 million in reimbursements by the Company’s insurers) for the first nine months of 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses continue to adversely affect working capital, and $5.1 million of such expenses are unpaid as of September 30, 2007.

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

Additionally, the Company has recently experienced a slow down in payments from one of the Company’s significant government payment offices due to complications arising from that office’s payment system conversion. As a result, anticipated payments from this government payment office have been received significantly later than the anticipated payment dates. The Company has been able to utilize its existing Facility to mitigate the effect of these payment delays. This slow down in payment is expected to be temporary.

Additionally, subsequent to the date of the accompanying financial statements, in accordance with the terms of one the Company’s government contracts for services, the Company was required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and the Company has been required to collateralize the entire amount of the bond. The Company provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral pending satisfactory performance in the March 2008 time frame. While the bond requirement may adversely affect the Company’s liquidity during this time frame, the Company currently believes that the impact of the bond requirement will be mitigated by the Company’s ability to utilize the existing Facility.

The Company has previously disclosed the effect of the cyclicality of the U.S. Government buying season has historically had on revenues, specifically that the Company has experienced higher revenue in the third and fourth quarters than in the first and second quarters. While the Company has experienced significant revenue growth for the three and nine month periods ended September 30, 2007 over the prior year, there can be no assurances that such growth will continue for the remainder of the year or that revenue for the remainder of the year will exceed the revenue to date.

The Company believes that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2007. The Company anticipates the need for continued reliance on a credit facility upon terms and conditions substantially similar to the existing Facility in order to meet the Company’s long term needs for operating expenses, debt service requirements, and projected capital expenditures.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes the Company’s contractual obligations at September 30, 2007, both on and off balance sheet, and their anticipated impact upon the Company’s liquidity and cash flow in future periods (in thousands):

		Payments due by Period
	Total	< 1 year	1 to 3 years	3 to 5 years	> 5 years
Long-term debt (1)	$14,724	$—	$14,724	$—	$—

Capital lease obligations (2)	15,617	1,886	5,620	5,421	2,690
Operating lease obligations (2)	1,461	539	922	—	—
Senior preferred stock (3)	9,340	—	9,340	—	—
Public preferred stock redemption (4)	91,658	—	91,658	—	—

Total	$132,800	$2,425	$122,264	$5,421	$2,690

(1)	Includes amounts due October 31, 2008, pursuant to senior credit facility and senior subordinated note agreements.
(2)	Includes total lease payments.
(3)	Includes dividends accrual of $6.3 million. See Note 5 – Redeemable Preferred Stock.
(4)	Includes dividends and accretion accrual of $85.3 million, payment of which presumes conditions precedent being satisfied. See Note 5 – Redeemable Preferred Stock.

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

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Effective April 2005, interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of September 30, 2007 the Wells Fargo “prime rate” was 7.75%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for the first nine months of 2007 and 2006 were 10.6% and 12.4%, respectively. The Facility had an outstanding balance of $9.5 million at September 30, 2007.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2007, and concluded that those disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 7 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors in the third quarter of 2007.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At September 30, 2007, total undeclared unpaid dividends accrued for financial reporting purposes are $6.3 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subject to limitations set forth below, the Company was scheduled to redeem 27.4% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Maryland law also prohibits distributions (including redemptions and dividends) if, after the distribution is made, liabilities exceed assets. Accordingly, due to the Company’s current financial position, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law (as discussed above) and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 5 – Redeemable Preferred Stock, in the second quarter of 2006, the Company accrued an additional $9.9 million in interest expense to reflect its intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. The Company has accrued $60.5 million in cash dividends as of September 30, 2007.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first two scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will not be able to make the remaining three scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the presented balance sheet as of September 30, 2007 and December 31, 2006.

Item 5.	Other Information

Notice of Delisting

As previously disclosed, effective July 13, 2007, the Company’s Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)

10.17*	Policy with Respect to Related Person Transactions

23.1	Consent of Navigant Consulting, Inc. (Incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the year ended December 31, 2006)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Part II Items 2 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2007	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer