Form 10-Q/A
period 2007-09-30
TELOS CORP
filed 2007-11-20
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q of Telos Corporation for the quarter ended September 30, 2007 (the “Form 10-Q/A”) is being filed as a result of an inadvertent transmission error that caused the omission of Note 8 in Item 1 of Part I. While the Form 10-Q filed on November 19, 2007 included Exhibit 10.17 relating to Note 8, the exhibit is hereby attached accompanying Note 8 in Item 1 of Part I. This Amendment No. 1 to the Form 10-Q sets forth the complete text of Part I, Item 1, as corrected, and updates the signature page and Exhibits 31.1, 31.2, and 32.

Except for the matter described above, all other information in the Original Report, including the financial statements, is unchanged. This amendment does not modify or update disclosures to reflect developments since the filing date of the Original Report.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Note 8. Related Party Transactions

The Company’s policies and practices with respect to related person transactions were adopted on October 25, 2007 and filed with the Proxy Statement on October 26, 2007, which is attached as Exhibit 10.17.

The brother of the Company’s Chairman and CEO has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three and nine month periods ended September 30, 2007 were $50,000 and $152,000, respectively. The amounts paid to this individual as compensation for the three and nine month periods ended September 30, 2006 were $26,000 and $96,000, respectively.

PART II—OTHER INFORMATION

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

Date: November 20, 2007	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer