Form 10-Q/A
period 2007-06-30
TELOS CORP
filed 2008-12-17
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q of Telos Corporation (the “Company”) for the quarter ended June 30, 2007 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2007. The Original Filing was not reviewed by an independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. As previously reported by the Company in its Current Reports on Form 8-K filed with the SEC on July 13, 2007, September 19, 2007, April 23, 2008, and September 9, 2008, the Company has had changes in its independent public accountant. As a result of such changes, the Company has engaged BDO Seidman, LLP (“BDO Seidman”) as the Company’s principal independent registered public accountant, and the interim financial statements included in this Amendment have now been reviewed by BDO Seidman. This Amendment includes a copy of BDO Seidman’s report pursuant to Rule 10-01(d) of Regulation S-X.

This Amendment also: (1) modifies the Condensed Consolidated Balance Sheets included in Item 1 of Part I of the Original Filing to primarily reclassify the Company’s accounts receivable and accounts payable balances to accurately reflect such balances as of June 30, 2007; (2) reclassifies certain line items on the Condensed Consolidated Statements of Cash Flows; (3) updates Note 1 – General and Basis of Presentation disclosure; and (4) omits the contractual obligations disclosure in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Item 6 of Part II is also hereby amended to provide currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment. The currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, and 32.

Except as required to reflect the effects of the amendments described above, this Amendment does not affect any other items or sections in the Original Filing, and the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the Original Filing on August 20, 2007.

TELOS CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

Ashburn, Virginia

We have reviewed the condensed consolidated balance sheet of Telos Corporation and Subsidiaries (“the Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007, and cash flows for the six-month period ended June 30, 2007 included in the accompanying Securities and Exchange Commission Form 10-Q/A for the period ended June 30, 2007. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Bethesda, Maryland

December 15, 2008

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

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$14	$235
Accounts receivable, net of reserve of $576 and $407, respectively	48,117	25,710
Inventories, net of obsolescence reserve of $1,103 and $922, respectively	5,548	7,078
Other current assets	2,992	6,635

Total current assets	56,671	39,658

Property and equipment, net of accumulated depreciation of $15,804 and $15,162, respectively	7,978	8,534
Other assets	144	268

Total assets	$64,793	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$44,106	$34,597
Accrued compensation and benefits	6,013	4,798
Deferred revenue	4,340	8,144
Capital lease obligations – short-term	596	594
Other current liabilities	4,736	3,630

Total current liabilities	59,791	51,763

Senior credit facility	8,893	12,568
Senior subordinated notes	5,179	5,179
Capital lease obligations	8,435	8,722
Senior redeemable preferred stock (Note 5)	9,233	9,023
Public preferred stock (Note 5)	90,434	87,987

Total liabilities	181,965	175,242

Minority interest	75	—

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated deficit	(117,428)	(126,963)

Total stockholders’ deficit	(117,247)	(126,782)

Total liabilities and stockholders’ deficit	$64,793	$48,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Income (loss) from operations	$9,535	$(22,019)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Gain on sale of TIMS LLC membership interest	(5,803)	—
Losses from affiliates	—	92
Dividends and accretion of preferred stock as interest expense	2,657	14,531
Minority interest	68	—
Stock-based compensation	—	103
Depreciation and amortization	882	869
Amortization of debt issuance costs	160	—
Other noncash items	169	86
Changes in other operating assets and liabilities	(14,010)	7,842

Cash (used in) provided by operating activities	(6,342)	1,504

Investing activities:
Net proceeds from sale of TIMS LLC membership interest	5,803	—
Purchases of property and equipment	(198)	(580)
Minority interest – TIMS LLC Class B Member	7

Cash provided by (used in) investing activities	5,612	(580)

Financing activities:
Proceeds from senior credit facility	79,873	66,298
Repayment of senior credit facility	(83,548)	(66,911)
Increase (decrease) in book overdrafts	4,629	(127)
Payments under capital leases	(285)	(182)
Debt issuance costs	(160)	—

Cash provided by (used in) financing activities	509	(922)

(Decrease) increase in cash and cash equivalents	(221)	2
Cash and cash equivalents at beginning of period	235	62

Cash and cash equivalents at end of period	$14	$64

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,510	$1,494

Noncash:
Interest on redeemable preferred stock	$2,657	$14,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Telos Corporation and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Ubiquity.com, Inc. (collectively, the “Company”). The Company has a 60% ownership interest in Telos Identity Management Solutions, LLC and has consolidated its results of operations (see Note 2 – Sale of Assets). Significant intercompany transactions have been eliminated on consolidation. In December 2003, the Company purchased a 50% interest in Teloworks, Inc. (“Teloworks”) which, at the time of the transaction, was a wholly owned subsidiary of Enterworks, Inc. (“Enterworks”). Given the Company’s indirect investment in Teloworks through Enterworks, and its direct 50% interest in Teloworks, the Company is required to consolidate Teloworks. As the Company’s investment in Teloworks was immaterial to its financial position and, as this investment was acquired on December 24, 2003, Teloworks was not consolidated for 2003. Since 2004, the Company has recorded all fundings to Teloworks as expense in its consolidated statement of operations, as the Teloworks balance sheet and operating results not already recorded were and continue to be immaterial to the Company’s consolidated financial statements. The Company has applied the equity method of accounting for its investment in Enterworks. See Note 3 – Investment in Enterworks.

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

	Three Months Ended				Six Months Ended
	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other(1)	Total
June 30, 2007
External revenues	$35,572	$25,823	$—	$61,395	$47,597	$54,013	$—	$101,610
Gross margin	2,097	9,318	—	11,415	1,754	22,529	—	24,283
Segment (loss) profit (2)	(222)	4,366	—	4,144	(2,642)	10,562	—	7,920
Total assets	35,248	20,186	9,359	64,793	35,248	20,186	9,359	64,793
Capital expenditures	(25)	37	72	84	4	75	119	198
Depreciation and amortization (3)	7	129	305	441	13	258	611	882

	Managed Solutions	Xacta	Other(1)	Total	Managed Solutions	Xacta	Other	Total
June 30, 2006
External revenues	$11,498	$24,315	$—	$35,813	$20,927	$40,060	$—	$60,987
Gross margin	326	6,634	—	6,960	571	10,884	—	11,455
Segment (loss) profit (2)	(1,079)	1,093	—	14	(3,001)	(2,903)	—	(5,904)
Total assets	8,141	22,963	10,049	41,153	8,141	22,963	10,049	41,153
Capital expenditures	13	28	136	177	13	135	432	580
Depreciation and amortization (3)	4	136	301	441	7	270	592	869

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization include amounts relating to property and equipment, capital leases.

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

Senior Subordinated Notes

The Company’s Senior Subordinated Notes (“Notes”) totaled $5.2 million at June 30, 2007. The maturity date of such Notes has been extended to October 31, 2008, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. During the first six months of 2007 and 2006, the Company paid $375,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $18.9 million at June 30, 2007. See Note 4 – Debt Obligations.

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

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2007, Goodman & Company, LLP (“Goodman”) resigned as the Company’s independent registered public accounting firm effective July 24, 2007. Goodman indicated that its independence had been impaired because two individuals affiliated with Costa Brava, Messrs. Seth W. Hamot and Andrew R. Siegel, were elected to the Company’s Board of Directors by the holders of the Public Preferred Stock. As noted earlier, Costa Brava has filed a lawsuit against the Company, its directors and certain of its officers, and a separate lawsuit against Goodman. Although the Audit Committee is in the process of seeking a successor independent public accountant, there can be no assurance that the Audit Committee will be successful in such efforts. Based upon its efforts to date to find a successor independent public accountant, it appears that the litigation commenced by Costa Brava against Goodman may discourage other independent registered public accounting firms from accepting an engagement with the Company. If the Company is unable to retain a successor independent public accountant, it will not be able to file in a timely manner its Quarterly Reports on Form 10-Q that comply with the SEC’s rules and regulations. In addition, the Company will not be able to file in a timely manner its Annual Report on Form 10-K. In addition, the failure to deliver audited financial statements to Wells Fargo Foothill will constitute an event of default under the Facility.

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

On April 18, 2007, the Company was notified by the NASD that its securities will be removed from quotation on the Over-the-Counter Bulletin Board (“OTCBB”) because the Company’s late filing of three periodic reports in the past twenty-four months, in violation of the OTCBB eligibility rules. On April 23, 2007 the Company appealed this decision to the NASD Hearings Panel. On May 7, 2007 the Company applied for a waiver of late filing from the SEC’s Division of Corporation Finance, which was subsequently denied. Effective July 13, 2007, the Company’s Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on March 8, 2000. (Incorporated by reference to Exhibit 10.104 to the Company’s Form 10-K report for the year ended December 31, 2005)

10.19	TIMS LLC Membership Interest Purchase Assignment Agreement and Other Related Transaction Documents. (Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended June 30, 2007)

23.1	Consent of Navigant Consulting, Inc. (Incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the year ended December 31, 2006)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Part II Items 2 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2008	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer