Form 10-K
period 2007-12-31
TELOS CORP
filed 2008-12-17
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007: Not applicable

As of December 8, 2008, the registrant had outstanding 24,270,146 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved. The Company cautions you that a number of important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. These factors include (i) market and interest rate fluctuations; (ii) the effects of, and changes in, fiscal, monetary, trade and tax policies, and currency fluctuations; (iii) political and social developments, including war, civil unrest or terrorist activity; (iv) the Company’s ability to maintain sufficient liquidity and access to capital markets; (v) operational factors such as systems failure, human error, or the failure to properly implement procedures; (vi) actions taken by regulators with respect to the Company’s business; (vii) the effects on the Company of changes in laws, regulations or accounting policies or practices, (viii) competition in the geographic and business area in which the Company conducts its operations; (ix) the Company’s ability to retain and recruit qualified personnel; (x) the Company’s ability to maintain its reputation and promote its products and services; (xi) the Company’s ability to increase market share and control expenses; (xii) technological changes; (xiii) the timely development and acceptance of its products and services and the perceived overall value of these products and services by users; (xiv) the adverse resolution of litigation and other contingencies; and (xv) the Company’s success at managing the risks involved in the foregoing.

The Company cautions you that the foregoing list of important factors is not all inclusive; when evaluating forward-looking statements, you should carefully consider the foregoing factors and other uncertainties and events, as well as the risks identified in its most recent filings with the United States Securities and Exchange Commission.

PART I

Item 1. Business

History and Introduction

Telos Corporation (the “Company” or “Telos”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. The Company owns all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets, and sells government-validated secure enterprise solutions to government and commercial customers. The Company also has a 60% ownership interest in Telos Identity Management Solutions, LLC (“TIMS LLC”). See Note 2 – Sale of Assets. Additionally, the Company has a 60% ownership interest in Teloworks, Inc., a Delaware company which owns substantially all of the issued and outstanding share capital of Teloworks Philippines, Inc. (collectively, “Teloworks”) as of December 31, 2007. See Note 3 – Investment in Teloworks, Inc.

The Company’s principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated as a Maryland corporation in October 1971. The Company’s web site is www.telos.com, and Xacta’s web site is www.xacta.com. You can learn more about the Company by reviewing its SEC filings on the Telos web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding SEC registrants, including the Company.

On April 11, 2007, TIMS LLC was formed as a limited liability company under the Delaware Limited Liability Company Act. The Company contributed substantially all of the assets of its Identity Management business line and assigned its rights to perform under its U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC. See Note 2 – Sale of Assets.

Reportable Segments

For the year ended December 31, 2007, Telos generated revenue of $226.6 million. As of December 31, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta. Descriptions for each of these operating segments are as follows:

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (“IT”) requirements. Offerings include innovative IT solutions consisting of industry leading IT products from original equipment manufacturers (“OEMs”) with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. For 2007, Managed Solutions generated revenue of $122.7 million.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Network solutions, Enterprise Messaging solutions, Identity Management solutions, Information Security Consulting services and IT Security Management software solutions. For 2007, Xacta generated revenue of $103.9 million.

For additional information concerning the Company’s reportable segments, see Note 13 to the Consolidated Financial Statements.

For the year 2008, the Company changed the basis that it used internally for evaluating segment performance and deciding how to allocate resources to segments, and thus changed the reportable segment financial information.

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

Marketing and new business development for the Company is undertaken by virtually all officers and managers of the Company, including the chief executive officer, executive officers, vice presidents, and division managers. The Company employs marketing, new business development and sales professionals who identify and qualify contract and sales opportunities, primarily in the U.S. Government marketplace. The Company’s proprietary software systems are sold primarily by full-time sales persons. The Company also has established agreements for the resale of certain third party software products.

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

Essentially all contracts with the U.S. Government agencies permit the customers to terminate the contract at any time at their convenience or for default by the contractor. If the U.S. Government terminated its contracts with the Company, the termination would have a significant adverse impact upon the Company’s operations. Throughout the Company’s 37 years in business, such terminations have been rare and, generally, have not materially and adversely affected operations. As with other companies that do business with the U.S. Government, the Company’s business is subject to Congressional and departmental funding decisions and actions that are beyond its control. The Company’s contracts and subcontracts are generally composed of a wide range of contract vehicles including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time-and-materials contracts. For 2007, the Company’s revenue derived from firm fixed-price and time-and-material contracts was 89.0% and 11.0%, respectively.

In 2007, the Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2007		2006		2005
	(amount in thousands)

Department of Defense	$195,871	86.5%	$121,039	85.9%	$123,905	86.9%
Federal Civilian	29,545	13.0%	17,859	12.7%	12,747	8.9%
Commercial	1,169	0.5%	1,975	1.4%	5,943	4.2%

Total	$226,585	100.0%	$140,873	100.0%	$142,595	100.0%

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

The Company operates in industry segments that are diverse. Based upon the Company’s current market analysis, there is no single company or small group of companies in a dominant competitive position. Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which the Company offers services, while certain companies are focused upon only one or a few of such markets. In addition, Xacta’s business competes with smaller specialty companies in risk and compliance management, organizational messaging companies, security consulting organizations, as well as companies that provide secure network offerings.

Decisions regarding contract awards by the Company’s U.S. Government customers typically are based upon an assessment of the quality of Telos’ past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

Employees

As of December 31, 2007, the Company employed 422 people. The services which the Company provides require proficiency in many fields, such as computer science, information security and vulnerability testing, networking technologies, physics, engineering, operations research, economics, and business administration. Of the total Company personnel, 37 operate in Managed Solutions and 294 operate in Xacta. An additional 91 employees provide corporate, sales and administrative services. TIMS LLC employed 62 employees as of December 31, 2007. Teloworks employed 60 employees as of December 31, 2007.

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

Backlog

Many of the Company’s contracts with the U.S. Government are funded year to year by the procuring U.S. Government agency as determined by the fiscal requirements of the U.S. Government and the respective procuring agency. Such a contracting process results in two distinct categories of backlog: funded and unfunded. Total backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time over the life of its contracts, whether funded or not. Funded backlog consists of the aggregate contract revenues remaining to be earned by the Company at a given time, but only to the extent, in the case of U.S. Government contracts, when funded by the procuring U.S. Government agency and allotted to the specific contracts. Unfunded backlog is the difference between total backlog and funded backlog. Included in unfunded backlog are revenues which may be earned only when and if customers exercise delivery orders and/or renewal options to continue such existing contracts.

A number of contracts undertaken by the Company extend beyond one year, and accordingly portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in the Company’s backlog.

At December 31, 2007 and 2006, the Company had total backlog from existing contracts of approximately $118.5 million and $92.1 million, respectively. Of these amounts, approximately $94.1 million and $64.9 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2007 and 2006 was $99.1 million and $78.8 million, respectively. Of these amounts, approximately $75.5 million and $52.7 million, respectively, were for Xacta’s business with the remaining amount attributed to Managed Solutions.

While backlog remains a measurement consideration, in recent years the Company, as well as other U.S. Government contractors, experienced a material change in the manner in which the U.S. Government procures equipment and services. These procurement changes include the growth in the use of General Services Administration (“GSA”) schedules which authorize agencies of the U.S. Government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees. Such contracts generally require extensive marketing efforts by the multiple awardees to procure such business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that the Company continues to aggressively pursue.

Seasonality

The Company derives substantially all of its revenue from U.S. Government contracting, and as such it is annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, the Company has historically experienced higher revenues in its third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.

Item 1A. Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because these factors currently have, or may have, a significant impact on the Company’s business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.

The Company’s inability to maintain sufficient liquidity and access to capital markets, including the inability to successfully restructure its balance sheet may have a significant impact on its business.

The consolidated financial statements for the year ended December 31, 2007 that are included in this Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s working capital deficit was $0.4 million and $12.1 million as of December 31, 2007 and 2006, respectively, primarily due to amounts resulting from unreimbursed litigation-related and other legal expenses. Total expenses related to litigation and other legal costs were $5.1 million (net of $4.7 million in reimbursements by the Company’s insurers) for 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses adversely affected working capital, and $5.8 million of such expenses were unpaid as of December 31, 2007. While the Company has actively worked with its vendors, including law firms, partners, subcontractors, and Wells Fargo Foothill, its lender under its amended credit facility (the “Facility”) to mitigate the effect of these working capital constraints during this period, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate such working capital constraints going forward. See Note 7 – Current Liabilities and Debt Obligations. As of December 31, 2007, the Company was in compliance with the Facility’s financial and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants. Although no assurances can be given, the Company expects that it will continue to be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Although no assurances can be given, the Company believes that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2008. Although there can be no assurance of continued availability of the Facility, the Company anticipates the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet the Company’s long term needs for operating expenses, debt service requirements, and projected capital expenditures.

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

Item 1B. Unresolved Staff Comments

Not applicable to the Company as the Company is not an “accelerated filer”, “large accelerated filer” or “well-known seasoned issuer” as such terms are defined in Rule 12b-2 under the Exchange Act.

Item 2. Properties

The Company leases 191,700 square feet of space for its corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at the Company’s option. This facility supports both of the Company’s operating segments.

The Company subleases 5,500 rentable square feet of space at the Ashburn, Virginia facility to its affiliate, Enterworks, Inc. which serves as Enterworks’ corporate headquarters. This sublease will expire on December 31, 2008.

The Company subleases 27,000 rentable square feet of space at the Ashburn, Virginia facility to its affiliate, TIMS LLC which serves as TIMS’ corporate headquarters. This sublease will expire on April 20, 2009.

The Company leases additional office space in 7 separate facilities located in California, Massachusetts, Maryland, New Jersey, Virginia, the District of Columbia and Germany under various leases expiring through October of 2011.

The Company believes that the current space is substantially adequate to meet its operating requirements.

Item 3. Legal Proceedings

Information regarding legal proceedings may be found in Note 15 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on November 15, 2007. The only matter set forth at the meeting for common stockholders was the election of directors by the holders of Common Stock. The Company did not receive any nominations for Class D directors. As a result, the terms of Seth W. Hamot and Andrew R. Siegel continued after the annual meeting.

The holders of Common Stock necessary to constitute a quorum (representing 83.58% or 21,068,535 shares of a total of 25,208,830 outstanding shares of Common Stock) were present either in person or represented by proxy or attorney. 99.60% of the votes, or 20,984,850 votes represented at the annual meeting were cast for John B. Wood, Bernard C. Bailey, David Borland, William M. Dvoranchik, Bruce R. Harris, Charles S. Mahan, Jr., Robert J. Marino, and Jerry O. Tuttle, who were elected directors for a term of one year, which expires at the next annual meeting of shareholders upon the election of their successors. 0.40% of the votes, or 83,685 votes were withheld and there were no broker non-votes.

A special meeting of the Company’s holders of Common Stock was held on February 21, 2008. The purpose of the special meeting was to approve the Telos Corporation 2008 Omnibus Long-Term Incentive Plan (“2008 Plan”). The holders of Common Stock necessary to constitute a quorum (representing 78.07% or 19,681,291 shares of a total of 25,208,830 outstanding shares of Common Stock) were present either in person or represented by proxy or attorney. 99.64% of the votes, or 19,610,801 votes represented at the special meeting were cast in favor of the 2008 Plan. 0.36% of the votes or 70,490 votes cast against approval of the 2008 Plan and there were no broker non-votes.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for the Company’s Class A or Class B Common Stock. As of November 14, 2008, there were 198 holders of the Company’s Class A Common Stock and 5 holders of the Company’s Class B Common Stock. The Company has not paid dividends on either class of its Common Stock during the last two fiscal years. For a discussion of restrictions on the Company’s ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

No public market exists for the Company’s Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 8 – Redeemable Preferred Stock.

As previously disclosed, effective July 13, 2007, the Company’s Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets. See Note 8 – Redeemable Preferred Stock.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(amounts in thousands)
Sales	$226,585	$140,873	$142,595	$116,340	$88,907
Operating income (loss)	9,353	(9,025)	(5,863)	5,944	(3,347)
Income (loss) before minority interest and income taxes	6,936	(29,669)	(15,051)	(2,894)	1,802
Net income (loss)	5,546	(29,681)	(14,060)	(2,953)	(8,685)

FINANCIAL CONDITION
	As of December 31,
	2007	2006	2005	2004	2003
	(amounts in thousands)
Total assets	$67,456	$48,460	$41,862	$58,517	$33,611
Senior credit facility (1)	12,849	12,568	12,159	11,416	6,497
Senior subordinated debt (1)	5,179	5,179	5,179	5,179	5,179
Capital lease obligations, long-term (2)	8,129	8,722	9,239	9,727	10,243
Senior redeemable preferred stock (3)	9,447	9,023	8,599	8,175	7,751
Public preferred stock (3)	92,837	87,987	71,008	65,424	59,425

(1)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding debt obligations of the Company.
(2)	See Note 11 to the Consolidated Financial Statements in Item 8 regarding the capital lease obligations of the Company.
(3)	See Note 8 to the Consolidated Financial Statements in Item 8 regarding redeemable preferred stock of the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As of December 31, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta.

Managed Solutions: Develops, markets and sells integration services which address a wide range of government information technology (“IT”) requirements. Offerings include innovative IT solutions consisting of industry leading IT products from original equipment manufacturers (“OEMs”) with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers. Telos has global experience with integration engagements to anticipate and address the requirements of defense and federal agencies of any scope. Technical capabilities include a 67,000-square-foot assembly and integration area and warehouse facilities, as well as the Telos Customer Support Center, which provides 24/7/365 help desk and field support. For 2007, Managed Solutions generated revenue of $122.7 million.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government and financial institutions, to address the growing demand for information security solutions. Xacta provides Secure Network solutions, Enterprise Messaging solutions, Identity Management solutions, Information Security Consulting services and IT Security Management software solutions. For 2007, Xacta generated revenue of $103.9 million.

•

Secure Network solutions – Xacta’s Secure Network solutions business line (“Secure Network”) offers wireless local area network (“WLAN”) solutions that enable Department of Defense (“DoD”) users to extend their enterprise network beyond offices and other wired facilities. With WLAN technology, users in remote or hard-to-wire locations, including flightlines, on-board ships, in warehouses, or forwardly deployed locations can access databases, information, and applications just as if they were connected to the wired enterprise LAN. Xacta uses extensive proprietary knowledge and experience coupled with commercial-off-the-shelf (“COTS”) products to deliver a solution that significantly reduces user costs and enhances efficiency.

•

Secure Messaging – Xacta’s Secure Messaging business line (“Secure Messaging”) designs, sells, deploys and supports a web-based system for secure automated distribution and management of organizational electronic messages across a user’s enterprise through its own Automated Message Handling System (“AMHS”). In addition, the Secure Messaging business line provides support services to the U.S. Government’s Defense Message System (“DMS”). The goal of DMS and AMHS is to make messaging information available as quickly as possible to those who need it, whether in the office or on the battlefield. AMHS operates at all security levels for DoD, civilian and intelligence community messaging requirements.

•

Information Assurance – Xacta’s Information Assurance business line (“IA”) designs, sells, deploys and manages solutions that protect and support the security of enterprise IT resources throughout the U.S. Government and certain financial federally insured depositary institution businesses. The IA business line offers software and service solutions for compliance assessment, continuous risk and sustained compliance management, and security process enforcement through its software product offering, Xacta IA Manager. Xacta IA Manager is the leading solution for U.S. Government certification and accreditation (“C&A”) activities in the marketplace today. In addition, the business line’s cleared, highly-skilled, and IA-certified security professionals offer a full range of enterprise security consulting and implementation services.

•

Identity Management – Xacta’s Identity Management business line (currently known as “TIMS LLC”, see Note 2 – Sale of Assets for further discussion) provides identity management solutions. Xacta IM solutions offer control of physical access to military bases, office buildings, disaster sites, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources. They create a perimeter that protects and defends the physical and virtual resources of key defense and civilian agencies. Xacta partners with leading technology companies to deliver integrated solutions that ensure virtually impenetrable physical and logical protection. The Company also has experience with wireless technologies, public key infrastructure security, information assurance, systems integration, maintenance, and support to ensure optimal performance and integrity.

For the year 2008, the Company changed the basis that it used internally for evaluating segment performance and deciding how to allocate resources to segments, and thus changed the reportable segment financial information.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions including those related to contract percentage of completion methodology (on a proportional performance basis for service contracts) for revenue recognition purposes, allowance for doubtful accounts receivable, allowance for inventory obsolescence, valuation allowance for deferred tax assets, long-lived assets, warranty obligations, income taxes, contingencies and litigation and the carrying values of assets and liabilities. Management bases its estimates on historical experience and/or on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the most critical accounting policies used in the preparation of the Company’s consolidated financial statements.

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

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company considers amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

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

Substantially all of the Company’s contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountant’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

The Company may use subcontractors in the course of performing on services contracts. Some such arrangements may fall within the scope of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company presumes that revenues on services contracts are recognized on a gross basis, but evaluates the various criteria specified in EITF 99-19 in making the determination of whether revenue should be recognized on a gross or net basis. The revenue recognized on a net basis for the current and prior years has been insignificant.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Managed Solutions – The Company provides information technology equipment, such as laptops, printers, networking equipment and peripherals, as well as services, including warranty services on the sold equipment, to its customers. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a firm-fixed price (“FFP”) basis, and as such fall within the scope of SAB 104. Generally, the products sold under delivery orders do not include any services (except for warranty coverage provided), and as such these delivery orders fall within the scope of SAB 104. Revenue is recognized under FFP contracts based upon proportional performance, as the work progresses, or upon other direct costs (“ODC’s”) as incurred.

Secure Messaging – The Company provides its Automated Message Handling Software (“AMHS”) and services to its customers. The software and accompanying services fall within the scope of SOP 97-2, as fully discussed above. Other services fall within the scope of SAB 104 for arrangements that include only time-and-materials (“T&M”) contracts and EITF 00-21 for contracts with multiple deliverables such as T&M elements and FFP services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networking Solutions (formerly Secure Wireless) – The Company provides wireless and wired networking solutions consisting of hardware and services to its customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of SAB 104 and EITF 00-21. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance (“IA”) Services – The Company provides consulting services to its customers under either a FFP or T&M basis. Such contracts fall under the scope of SAB 104. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Identity Management – The Company provides its identity management services and sells information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to its customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of EITF 00-21 and SAB 104. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Inventories

Inventories are stated at the lower of cost or market, where cost is determined primarily on the weighted average cost method. Inventories consist primarily of purchased COTS hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts utilized to support certain maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or estimated useful life of the asset. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on the Company’s overall obsolescence experience and its assessment of future inventory requirements.

Warranty Obligations

The Company records a liability in connection with various warranty obligations. Such warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required, resulting in additional income statement charges.

Results of Operations

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. The Company’s revenues are generated from a number of contract vehicles and task orders. In general, the Company believes its contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. The Company’s firm fixed- price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. The Company’s time and material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2007, revenue by contract type was as follows: firm fixed-priced 89.0%, and time-and-materials, 11.0%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	(dollar amounts in thousands)
Revenue	$226,585	100.0%	$140,873	100.0%	$142,595	100.0%
Cost of sales	185,005	81.6	119,024	84.5	118,539	83.1
Selling, general and administrative expenses	32,227	14.2	30,874	21.9	29,919	21.0

Operating income (loss)	9,353	4.2	(9,025)	(6.4)	(5,863)	(4.1)

Other income (expenses):
Gain on sale of TIMS LLC membership interest	5,803	2.5	—	—	—	—
Non-operating income	131	—	67	—	36	—
Losses from affiliates	—	—	(134)	(0.1)	(468)	(0.3)
Interest expense	(8,351)	(3.7)	(20,577)	(14.6)	(8,756)	(6.1)

Income (loss) before minority interest and income taxes	6,936	3.0	(29,669)	(21.1)	(15,051)	(10.5)

Minority interest	1,110	0.5	—	—	—	—

Income (loss) before income taxes	5,826	2.5	(29,669)	(21.1)	(15,051)	(10.5)
Provision for income taxes	280	0.1	12	—	9	—

Income (loss) from continuing operations	5,546	2.4	(29,681)	(21.1)	(15,060)	(10.5)

Gain on sale of TCC – discontinued operations	—	—	—	—	1,000	0.7

Net income (loss)	$5,546	2.4%	$(29,681)	(21.1)%	$(14,060)	(9.8)%

Financial Data by Operating Segment

As of December 31, 2007, the Company has two reportable operating segments: Managed Solutions and Xacta. Revenue, gross profit and gross margin by market segment for the periods designated below are as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollar amounts in thousands)
Revenue:
Managed Solutions	$122,723	$61,997	$58,246
Xacta	103,862	78,876	84,349

Total	$226,585	$140,873	$142,595

Gross Profit:
Managed Solutions	$2,673	$1,750	$4,411
Xacta	38,907	20,099	19,645

Total	$41,580	$21,849	$24,056

Gross Margin:
Managed Solutions	2.2%	2.8%	7.6%
Xacta	37.5%	25.5%	23.3%
Total	18.4%	15.5%	16.9%

Results of Continuing Operations

Years ended December 31, 2007, 2006 and 2005

Revenue. Revenue increased by 60.8% to $226.6 million for 2007 from $140.9 million for 2006. Such increase consists of a $60.7 million increase in sales from Managed Solutions, primarily attributable to increased sales from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract and the ARISS (Army Recruiting Information Support System) program, and a $25.0 million increase in sales from Xacta, primarily attributable to increased sales from the NETCENTS contract in its Secure Network Solutions and Secure Messaging business lines, which in 2007 performed major site installations of its network solutions. On a nonsegmented basis, as displayed on the face of the Consolidated Statements of Operations, product revenue increased to $141.7 million for 2007 from $76.2 million for 2006, primarily attributable to an increase in product reselling activities in Managed Solutions. Services revenue increased to $84.9 million for 2007 from $64.7 million for 2006, primarily attributable to an increase in revenue in the Secure Network Solutions business line, resulting from major site installations as noted above.

Revenue decreased by 1.2% to $140.9 million for 2006 from $142.6 million for 2005. The decrease in revenue from 2005 to 2006 was due to a decrease of $14.8 million in product revenue, offset by an increase of $13.1 million in services revenue. The decrease in product revenue was primarily attributable to customer delays in the issuance and delivery of Secure Network solutions orders. The increase in services revenue was primarily due to an increase of $4.3 million, $4.6 million, and $5.8 million in Managed Solutions, Secure Messaging, and Information Assurance sales, respectively.

Cost of sales. Cost of sales increased by 55.5% to $185.0 million for 2007 from $119.0 million for 2006. Cost of sales as a percentage of revenue decreased to 81.6% for 2007 from 84.5% for 2006. The cost of sales increase consists of $59.8 million for Managed Solutions and $6.2 million for Xacta.

Cost of sales increased by 0.4% to $119.0 million for 2006 from $118.5 million for 2005. Cost of sales as a percentage of sales increased to 84.5% for 2006 from 83.1% for 2005. Such increase consists of an increase of $6.4 million for Managed Solutions, offset by a decrease of $5.9 million for Xacta, primarily attributable to decreased profits realized on Managed Solutions orders.

Gross profit. Gross profit increased by 90.3% from $21.8 million for 2006 to $41.6 million for 2007. Gross profit increased by 52.8% from $1.8 million for 2006 to $2.7 million for 2007 for Managed Solutions, primarily due to an increase in sales from the NETCENTS contract. Gross profit increased by 93.6% from $20.1 million for 2006 to $38.9 million for 2007 for Xacta, which was attributable to an increase in sales of higher margin business offerings, specifically proprietary software sales in the Secure Messaging business line, and services/solutions in the Secure Network Solutions business line. Gross margin increased 2.9% from 15.5% for 2006 to 18.4% for 2007. Gross margin for Managed Solutions decreased 0.6% from 2.8% for 2006 to 2.2% for 2007. Gross margin for Xacta increased 12.0% from 25.5% for 2006 to 37.5% for 2007.

Gross profit decreased by 9.2% from $24.1 million for 2005 to $21.8 million for 2006. Gross profit decreased by 60.3% from $4.4 million for 2005 to $1.8 million for 2006 for Managed Solutions, primarily attributable to a relatively higher percentage of sales concentrated in lower margin products. Gross profit increased by 2.3% from $19.6 million for 2005 to $20.1 million for 2006 for Xacta. Gross margin decreased 1.4% from 16.9% for 2005 to 15.5% for 2006. Gross margin for Managed Solutions decreased 4.8% from 7.6% for 2005 to 2.8% for 2006. Gross margin for Xacta increased 2.2% from 23.3% for 2005 to 25.5% for 2006.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased 4.2% from $30.9 million for 2006 to $32.2 million for 2007. Such increases are primarily attributable to $5.0 million for bonuses accrual, offset by a decrease in litigation-related and other legal expenses of $0.6 million, and a reduction of $1.8 million in labor costs and $1.3 million in other costs resulting from a company-wide reorganization and cost reduction plan implemented in 2006.

Selling, general, and administrative expenses increased 3.2% from $29.9 million for 2005 to $30.9 million for 2006, primarily attributable to an increase of $1.6 million in litigation-related and other legal expenses.

Losses from affiliates. The Company recorded $134,000 and $468,000 of losses from affiliate for 2006 and 2005, respectively, representing equity losses from Enterworks in accordance with APB 18. See Note 4 – Investment in Enterworks for more information.

Interest expense. Interest expenses decreased 59.4% from $20.6 million for 2006 to $8.4 million for 2007, primarily due to the accretion and dividend accrual adjustments in 2006 on the Public Preferred Stock. Interest expense increased 135.0% from $8.8 million for 2005 to $20.6 million for 2006, primarily due to the accretion and dividend accrual adjustments in 2006 on the Public Preferred Stock, as discussed in Note 8 – Redeemable Preferred Stock. Components of interest expense are as follows:

	December 31,
	2007	2006	2005
	(amounts in thousands)
Commercial and subordinated note interest incurred	$3,077	$3,173	$2,749
Preferred stock interest accrued	5,274	17,404	6,007

Total	$8,351	$20,577	$8,756

Provision for income taxes. The Company recorded a provision for income taxes of $280,000, $12,000, and $9,000 for 2007, 2006 and 2005, respectively. The income tax provision of $280,000 for 2007 represents primarily the federal alternative minimum tax and certain state income tax liabilities. The income tax provision of $12,000 and $9,000 for 2006 and 2005, respectively, represents certain minimum state income tax liabilities.

Liquidity and Capital Resources

The Company’s capital structure consists of a revolving credit facility, subordinated notes, redeemable preferred stock, and common stock.

Senior Revolving Credit Facility

As of December 31, 2007, the Company had a $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) that was scheduled to mature on October 21, 2008. The Company amended the Facility, effective January 31, 2008, to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs, supported by sufficient collateral. The fees associated with this amendment amounted to $10,000. In March 2008, the Company renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011, and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs going forward. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo “prime rate” plus 1%, the Federal Funds rate plus 1 1/2%, or 7.00%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4.00%. The fees associated with this renewal and amendment amounted to $150,000.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

As of December 31, 2007, the interest rate on the Facility was 8.25%. Pursuant to the terms of the Facility, during 2007 the interest rate was the Wells Fargo “prime rate” plus 1% (as of December 31, 2007 the Wells Fargo “prime rate” was 7.25%) or 5.75%, whichever was higher. As of December 31, 2007, the Company had not elected the LIBOR rate option. As of November 30, 2008, the interest rate on the Facility was 7.00%.

Effective January 1, 2007, the Company and Wells Fargo Foothill amended the Facility to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2 – Sale of Assets), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including, EBITDA as defined in the Facility. As of December 31, 2007, the Company was in compliance with the Facility’s financial and EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of December 31, 2007.

At December 31, 2007, the Company had outstanding borrowings of $12.8 million and unused borrowing availability of $2.2 million on the Facility. As of November 30, 2008, the Company has outstanding borrowings of $15.3 million and availability under its current arrangement of approximately $5.4 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 13.32% and 14.13% for the years ended December 31, 2007 and 2006, respectively.

For the year ended December 31, 2007, cash used in continuing operating activities was $5.1 million. Cash provided by investing activities was approximately $5.2 million. Cash used in financing activities was approximately $0.3 million.

Management believes that the Company’s borrowing capacity is sufficient to fund its capital and liquidity needs for the foreseeable future.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but are subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The Company’s Notes are held principally by common shareholders and totaled $5.2 million at December 31, 2007. These subordinated notes bear interest at rates between 14% and 17%, due and payable on December 31, 2011. During 2007, the Company paid $757,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $20.5 million at December 31, 2007. See Note 7 – Current Liabilities and Debt Obligations.

In June and July of 2008, the Company repaid $1 million of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived. Wells Fargo Foothill granted a waiver and amendment to the Facility to allow such payment.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. At December 31, 2007, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $102.3 million. During 2007, the Company accrued $4.2 million of dividends on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Facility agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2007, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Charter, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2006 and 2007.

The Company and certain of its subsidiaries are parties to the Facility agreement with Wells Fargo Foothill, whose term expires on September 30, 2011. Under the Facility, the Company agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, it would not make any distribution or declare or pay any dividends (other than common stock) on its stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. The Company continues to actively rely upon the Facility and expects to continue to do so until the Facility expires on September 30, 2011.

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2007. This classification is consistent with ARB No. 43 and Statement of Financial Accounting Standard (“SFAS”) No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Dividend Provisions

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $61.5 million and $57.7 million as of December 31, 2007 and 2006, respectively. In 2007, the Company accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. The Company’s Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its Charter to permit such payment by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $92.8 million and $88.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2007 and 2006, respectively. This action is a considered a change in assumption that results in a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At December 31, 2007, the Company had outstanding debt and long-term obligations of $129.0 million, consisting of $12.8 million under the Facility, $5.2 million in subordinated debt, $8.7 million in capital lease obligations and $102.3 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

The consolidated financial statements for the year ended December 31, 2007 that are included in this Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s working capital deficit was $0.4 million and $12.1 million as of December 31, 2007 and 2006, respectively, primarily due to amounts resulting from unreimbursed litigation-related and other legal expenses. Total expenses related to litigation and other legal costs were $5.1 million (net of $4.7 million in reimbursements by the Company’s insurers) for 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses adversely affected working capital, and $5.8 million of such expenses are unpaid as of December 31, 2007. While the Company has actively worked with its vendors, including law firms, partners, subcontractors, and Wells Fargo Foothill to mitigate the effect of these working capital constraints during this period, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate such working capital constraints going forward. See Note 7 – Current Liabilities and Debt Obligations. As of December 31, 2007, the Company was in compliance with the Facility’s financial and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Additionally, in April 2007, as a result of the sale of a membership interest in TIMS LLC, the Company received $6 million in cash consideration which was used to address working capital requirements. See Note 2 – Sale of Assets.

Additionally, in late 2007, the Company experienced delayed payments from one of the Company’s significant government payment offices due to complications arising from that office’s payment system conversion. As a result, anticipated payments from this government payment office have been received significantly later than the payment due dates. The Company has been able to utilize its Facility to mitigate the effect of these payment delays. This slow down in payment has since been resolved.

Additionally, in accordance with the terms of one the Company’s government contracts for services, the Company was required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and the Company has been required to collateralize the entire amount of the bond. The Company provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of November 13, 2008, the remaining collateral balance is approximately $103,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract. The Company believes that the impact of the remaining bond requirement will be mitigated by the Company’s ability to utilize the amended Facility.

The Company believes that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2008. The Company anticipates the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet the Company’s long term needs for operating expenses, debt service requirements, and projected capital expenditures.

Contractual Obligations

The following summarizes the Company’s contractual obligations and the Company’s redeemable preferred stock at December 31, 2007 (in thousands):

		Payments due by Period
	Total	2008	2009 - 2011	2012 - 2014	2015 and later
Capital lease obligations (1)	$14,918	$1,831	$5,462	$5,383	$2,242
Senior revolving credit facility (2)	12,849	—	12,849	—	—
Senior subordinated notes	5,179	—	5,179	—	—
Interest on senior subordinated notes (3)	3,027	757	2,270	—	—
Operating lease obligations	1,470	540	911	19	—

	$37,443	$3,128	$26,671	$5,402	$2,242

Senior preferred stock (4)	$9,447
Public preferred stock (5)	92,837

	$102,284

Total	$139,727

(1) Includes interest expense:	$6,171	$1,213	$3,019	$1,738	$201

(2)	Amount does not include interest on the Facility as the Company is unable to predict the amounts of interest due to the short-term nature of the advances and repayments. Interest expense for 2007 was $1.0 million.
(3)	Amounts calculated based on principal balance as of December 31, 2007, at interest rates ranging from 14% to 17%.
(4)	In accordance with SFAS No. 150, the senior preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2007, and includes accrual of accumulated dividends of $6.4 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $424,000.
(5)	In accordance with SFAS No. 150, the public preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2007, and includes accrual of accumulated dividends and accretion of $86.5 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion will accrue in the amount of $500,000 in 2008, at which time the public preferred stock will be fully accreted.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Capital expenditures for property and equipment were $0.6 million in 2007, $0.8 million in 2006, and $1.4 million in 2005. The Company presently anticipates capital expenditures of approximately $1.2 million in 2008; however, there can be no assurance that this level of capital expenditures will occur.

Capital Leases and Related Obligations

The Company has various lease agreements for property and equipment that, pursuant to SFAS No. 13 “Accounting for Leases,” require the Company to record the present value of the minimum lease payments for such equipment and property as an asset in the Company’s consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease or their useful life, whichever is shorter.

Inflation

The rate of inflation has been moderate over the past five years and, accordingly, has not had a significant impact on the Company. The Company has generally been able to pass through any increased costs to customers through higher prices to the extent permitted by competitive pressures.

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of December 31, 2007 the Wells Fargo “prime rate” was 7.25%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, of the Facility in 2007 and 2006 were 13.32% and 14.13%, respectively. The Facility had an outstanding balance of $12.8 million at December 31, 2007.

The Company’s restricted investments are reported at amortized cost, in accordance with SFAS No. 115. The restricted investments consist of one treasury note with fixed interest rate of 3.849% due June 30, 2009, which the Company intends to hold to the maturity date. At December 31, 2007, the restricted investments also consisted of a treasury bill and a treasury note with fixed interest rate of 1.298%, and 4.019%, respectively, which the Company held to the maturity dates. The balance at December 31, 2007 was pledged as collateral on a performance bond and payment bond for one of the Company’s government contracts for services, a significant amount of which was released upon satisfactory performance in the May, July and November 2008 time periods.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

Ashburn, Virginia

We have audited the accompanying consolidated balance sheet of Telos Corporation and Subsidiaries (“the Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO Seidman, LLP

Bethesda, Maryland

December 15, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

We have audited the accompanying consolidated balance sheet of Telos Corporation and Subsidiaries (Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telos Corporation and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/    Goodman & Company, L.L.P.

Norfolk, Virginia

April 23, 2007

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Revenue
Products	$141,686	$76,179	$90,976
Services	84,899	64,694	51,619

	226,585	140,873	142,595

Costs and expenses
Cost of sales – Products	122,098	71,136	79,782
Cost of sales – Services	62,907	47,888	38,757
Selling, general and administrative expenses	32,227	30,874	29,919

	217,232	149,898	148,458

Operating income (loss)	9,353	(9,025)	(5,863)

Other income (expenses)
Gain on sale of TIMS LLC membership interest (Note 2)	5,803	—	—
Non-operating income	131	67	36
Losses from affiliates (Note 4)	—	(134)	(468)
Interest expense	(8,351)	(20,577)	(8,756)

Income (loss) before minority interest and income taxes	6,936	(29,669)	(15,051)

Minority interest (Note 2)	1,110	—	—

Income (loss) before income taxes	5,826	(29,669)	(15,051)
Provision for income taxes (Note 10)	280	12	9

Income (loss) from continuing operations	5,546	(29,681)	(15,060)

Discontinued operations:
Gain on sale of TCC (Note 5)	—	—	1,000

Net income (loss)	$5,546	$(29,681)	$(14,060)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2007	2006
Current assets
Cash and cash equivalents	$83	$235
Restricted investments	4,005	—
Accounts receivable, net of reserve of $553 and $407, respectively (Note 6)	39,907	25,710
Inventories, net of obsolescence reserve of $1,482 and $922, respectively	11,918	7,078
Other current assets	3,770	6,635

Total current assets	59,683	39,658

Property and equipment
Furniture and equipment	8,124	7,956
Leasehold improvements	1,425	1,308
Property and equipment under capital leases	14,126	14,432

	23,675	23,696
Accumulated depreciation and amortization	(16,029)	(15,162)

	7,646	8,534

Other assets	127	268

Total assets	$67,456	$48,460

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS’ DEFICIT

	December 31,
	2007	2006
Current liabilities
Accounts payable and other accrued payables (Note 7)	$40,765	$34,597
Accrued compensation and benefits	8,032	4,798
Deferred revenue	5,549	8,144
Current portion, capital lease obligations (Note 11)	618	594
Other current liabilities	5,070	3,630

Total current liabilities	60,034	51,763

Senior revolving credit facility (Note 7)	12,849	12,568
Senior subordinated notes (Note 7)	5,179	5,179
Capital lease obligations (Note 11)	8,129	8,722
Senior redeemable preferred stock (Note 8)	9,447	9,023
Public preferred stock (Note 8)	92,837	87,987

Total liabilities	188,475	175,242

Minority interest (Note 2)	217	—

Commitments, contingencies, and subsequent events (Note 11 and 15)

Stockholders’ deficit (Note 9)
Class A common stock, no par value, 50,000,000 shares authorized, 21,171,202 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Capital in excess of par	103	103
Accumulated deficit	(121,417)	(126,963)

Total stockholders’ deficit	(121,236)	(126,782)

	$67,456	$48,460

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Income (loss) from continuing operations	$5,546	$(29,681)	$(15,060)
Adjustments to reconcile loss from continuing operations to cash (used in) provided by operating activities:
Gain on sale of TIMS LLC membership interest	(5,803)	—	—
Losses from affiliates	—	134	468
Minority interest	1,110	—	—
Dividends and accretion of preferred stock as interest expense	5,274	17,404	6,007
Stock-based compensation	—	103	—
Depreciation and amortization	1,751	1,761	1,634
Provision for inventory obsolescence	739	465	337
Provision for doubtful accounts receivable	155	(86)	(47)
Amortization of debt issuance costs	160	—	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(14,352)	(711)	6,806
(Increase) decrease in inventories	(5,579)	(3,225)	9,617
Decrease (increase) in other assets	2,863	(4,010)	(776)
Increase (decrease) in accounts payable and other accrued payables	6,168	16,015	(3,174)
Increase (decrease) in accrued compensation and benefits	3,234	341	(3,381)
(Decrease) increase in deferred revenue	(2,595)	3,935	(3,972)
Increase (decrease) in other current liabilities	1,440	(998)	1,452

Cash provided by (used in) operating activities	111	1,447	(89)

Investing activities:
Net proceeds from sale of TIMS LLC membership interest	5,803	—	—
Net proceeds from sale of TCC	—	—	1,000
Purchases of property and equipment	(616)	(753)	(1,389)
Purchases of restricted investments	(4,109)	—	—
Minority interest – TIMS LLC Class B member	7	—	—

Cash provided by (used in) investing activities	1,085	(753)	(389)

Financing activities:
Proceeds from senior credit facility	192,651	156,224	158,331
Repayment of senior credit facility	(192,370)	(155,815)	(157,588)
(Decrease) increase in book overdrafts	—	(471)	198
Payments under capital lease obligations	(569)	(459)	(468)
Debt issuance costs	(160)	—	—
Distributions to Minority Investor of TIMS LLC	(900)	—	—

Cash (used in) provided by financing activities	(1,348)	(521)	473

(Decrease) increase in cash and cash equivalent	(152)	173	(5)
Cash and cash equivalents at beginning of the year	235	62	67

Cash and cash equivalents at end of year	$83	$235	$62

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,092	$3,173	$2,749

Income taxes	$14	$11	$65

Noncash:
Interest on redeemable preferred stock	$5,274	$17,404	$6,007

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Capital In Excess of Par	Stockholders Accumulated Deficit	Total Deficit
Balance December 31, 2004	$65	$13	$—	$(83,222)	$(83,144)

Net loss for the year	—	—	—	(14,060)	(14,060)

Balance December 31, 2005	$65	$13	$—	$(97,282)	$(97,204)

Stock-based compensation	—	—	103	—	103

Net loss for the year	—	—	—	(29,681)	(29,681)

Balance December 31, 2006	$65	$13	$103	$(126,963)	$(126,782)

Net income for the year	—	—	—	5,546	5,546

Balance December 31, 2007	$65	$13	$103	$(121,417)	$(121,236)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Telos Corporation (the “Company” or “Telos”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. The Company owns all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. The Company also has a 60% ownership interest in Telos Identity Management Solutions, LLC (“TIMS LLC”) and a 60% ownership interest in Teloworks, Inc. (“Teloworks”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company”). The Company has consolidated the results of operations of TIMS LLC (see Note 2 – Sale of Assets). Significant intercompany transactions have been eliminated on consolidation. In December 2003, the Company purchased a 50% interest in Teloworks, Inc. (“Teloworks”) which, at the time of the transaction, was a wholly owned subsidiary of Enterworks, Inc. (“Enterworks”). Given the Company’s indirect investment in Teloworks through Enterworks, and its direct 50% interest in Teloworks, the Company is required to consolidate Teloworks. As the Company’s investment in Teloworks was immaterial to its financial position and, as this investment was acquired on December 24, 2003, Teloworks was not consolidated for 2003. Since 2004, the Company has recorded all fundings to Teloworks as expense in its consolidated statement of operations, as the Teloworks balance sheet and operating results not already recorded were and continue to be immaterial to the Company’s consolidated financial statements. See Note 3 – Investment in Teloworks. The Company has applied the equity method of accounting for its investment in Enterworks. See Note 4 – Investment in Enterworks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, long-lived assets, warranty obligations, income taxes, contingencies and litigation and the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Substantially all of the Company’s contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountant’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

The Company may use subcontractors in the course of performing on services contracts. Some such arrangements may fall within the scope of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company presumes that revenues on services contracts are recognized on a gross basis, in accordance with EITF 99-19, as the Company generally provides significant value-added services, assumes credit risk, and reserves the right to select subcontractors, but the Company evaluates the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis. The revenue recognized on a net basis for the current and prior years has been insignificant.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Managed Solutions – The Company provides information technology equipment, such as laptops, printers, networking equipment and peripherals, as well as services, including warranty services on the sold equipment, to its customers. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a firm-fixed price (“FFP”) basis, and as such fall within the scope of SAB 104. Generally, the products sold under delivery orders do not include any services (except for warranty coverage provided), and as such these delivery orders fall within the scope of SAB 104. Revenue is recognized under FFP contracts based upon proportional performance, as the work progresses, or upon other direct costs (“ODC’s”) as incurred.

Secure Messaging – The Company provides its Automated Message Handling Software (“AMHS”) and services to its customers. The software and accompanying services fall within the scope of SOP 97-2, as fully discussed above. Other services fall within the scope of SAB 104 for arrangements that include only time-and-materials (“T&M”) contracts and EITF 00-21 for contracts with multiple deliverables such as T&M elements and FFP services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networking Solutions (formerly Secure Wireless) – The Company provides wireless and wired networking solutions consisting of hardware and services to its customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of SAB 104 and EITF 00-21. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance (“IA”) Services – The Company provides consulting services to its customers under either a FFP or T&M basis. Such contracts fall under the scope of SAB 104. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Identity Management – The Company provides its identity management services and sells information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to its customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of EITF 00-21 and SAB 104. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Restricted Investments

At December 31, 2007, the Company’s restricted investments consisted of United States Treasury Notes and a United States Treasury Bond, which are held to maturity and carried at amortized cost, in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The balance of $4.1 million at December 31, 2007 was pledged as collateral on a performance bond and payment bond for one of the Company’s government contracts for services. All but $103,000 of which was released upon satisfactory performance in the May, July and November 2008 time periods.

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts, which approximates fair value given their short-term due dates. Collectability of accounts receivable is regularly reviewed based upon managements’ knowledge of the specific circumstances related to overdue balances. The allowance for doubtful accounts is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services performed by the Company. Inventories also include spare parts with a net book value of $400,000 and $611,000 at December 31, 2007 and 2006, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on the Company’s overall obsolescence experience and its assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $13.4 million and $8.0 million at December 31, 2007 and 2006, respectively. As of December 31, 2007, it is management’s judgment that the Company has fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance End of Year
Year Ended December 31, 2007	$922	$739	$(179)	$1,482
Year Ended December 31, 2006	$482	$465	$(25)	$922
Year Ended December 31, 2005	$184	$337	$(39)	$482

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of the individual assets or classes of assets as follows:

Buildings	20 Years
Machinery and equipment	3-5 Years
Office furniture and fixtures	5 Years
Leasehold improvements	Life of Lease

Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of property and equipment under capital leases is computed on the straight-line method over the lesser of the term of the related lease and the useful life of the related asset.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the statement of operations. For the years ended December 31, 2007 and 2006, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

The Company’s policy on internal use software is in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life. The Company expensed all such software development costs in 2007, 2006 and 2005, as it believes that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, and related to Enterworks Process Exchange™ (“EPX”) software in other assets, was $1.8 million, $1.8 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Assets

The balance of other assets at December 31, 2007 consist of the long-term portion of the restricted investments in the amount of $103,000 and refundable deposits in the amount of $24,000. The balance of other assets as of December 31, 2006 consisted primarily of the capitalized costs related to EPX software in the amount of $250,000 and refundable deposits in the amount of $18,000.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company’s analysis of uncertain tax positions as required under FIN 48 determined that the Company had no significant unrecorded liabilities.

As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For the year ended December 31, 2007, there was no interest or penalties recorded or included in tax expense.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment”, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, (“APB No. 25”) “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with APB No. 25. Under APB No. 25, the Company recognized no compensation cost for employee stock options, as the options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of SFAS No. 123.” Under those provisions, the Company provided pro forma disclosures as if the fair value measurement provisions of SFAS No. 123 had been used in determining compensation expense. The Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the Company’s net income. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued and requires certain other assumptions, such as the expected amount of time an option will be outstanding until it is exercised or expired, to calculate the fair value of stock options granted. Such amount disclosed for 2005 was $121,000. Disclosures for 2007 and 2006 are not presented, because stock-based compensation was accounted for under SFAS 123(R)’s fair value method during these periods.

Significant assumptions used in determining the fair value of each option grant at the date of grant were as follows:

	December 31,
	2007	2006	2005
Expected dividend yield	—	—	—
Expected stock price volatility	—	—	—
Risk free interest rate	—	—	3.76%
Expected life of options	—	—	4.1yrs
Weighted-average fair value of options granted	—	—	$0.09

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation costs recognized in the income statement for the year ended December 31, 2006 in the amount of $103,000, include compensation costs for all unvested stock options that were granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no options granted after December 31, 2005. Results for prior periods have not been restated.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The Company is currently evaluating the impact that the adoption of SFAS No. 141(R) will have on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement was effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provision of SFAS No. 157 were scheduled to be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the impact, if any, that SFAS No. 157 will have on the its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would by recognized in earnings when they occur. SFAS No. 159 is effective for the Company’s financial statements for the year beginning January 1, 2008, with earlier adoption permitted. The Company is currently evaluating the effect that the adoption of this statement will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.

Research and Development

For all years presented, the Company charges all research and development costs to expense as incurred. For software research and development costs, such costs are capitalized once technological feasibility is reached. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant. During 2007, 2006, and 2005, the Company incurred salary costs for research and development of approximately $0.9 million, $1.0 million and $0.9 million, respectively.

Earnings per Share

As the Company does not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income

Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive income (loss) components other than its net income (loss).

Financial Instruments

The Company uses various methods and assumptions to estimate the fair value of its financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues. See Note 7 – Current Liabilities and Debt Obligations and Note 8 – Redeemable Preferred Stock to the Consolidated Financial Statements for fair value disclosures of senior subordinated notes and senior redeemable preferred stock.

Fair value estimates are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the current year presentation.

Note 2. Sale of Assets

On April 11, 2007, Telos Identity Management Solutions, LLC (“TIMS LLC”) was formed as a limited liability company under the Delaware Limited Liability Company Act. The Company contributed substantially all of the assets of its Identity Management business line and assigned its rights to perform under its U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC at their stated book values. The net book value of assets contributed by the Company totaled $17,000. Until April 19, 2007, the Company owned 99.999% of the membership interests of TIMS LLC and certain private equity investors (“Investors”) owned 0.001% of the membership interests of TIMS LLC. On April 20, 2007, the Company sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with SAB 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recognized a gain of $5.8 million, which is included in other income (expenses) on the Consolidated Statements of Operations. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. The brother of John B. Wood, the Company’s Chairman and Chief Executive Officer, indirectly held a 2% effective ownership interest in TIMS LLC as a result of the transaction. Such ownership interest was sold in 2008.

The parties signed an Amended and Restated Operating Agreement (“Operating Agreement”) which provides for a Board of Directors comprised of five members. The Operating Agreement also provides for two subclasses of membership units: Class A, consisting of the Company and Class B, consisting of the Investors. The Class A membership unit owns 60% of TIMS LLC, and as such is entitled to receive 60% of the profits, which was $1.7 million for 2007, and to appoint three members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is entitled to receive 40% of the profits, which was $1.1 million for 2007, and to appoint two members of the Board of Directors.

Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of the Company, has been designated as the Chairman of the Board of TIMS LLC. In addition, in April 2007, the Company entered into a corporate services agreement with TIMS LLC whereby the Company provides certain administrative support services to TIMS LLC, including finance, accounting and human resources services.

During the year ended December 31, 2007, in accordance with the Operating Agreement, quarterly cash distributions in the amount of $900,000 were made to the Class B Member. No distribution was made to the Class A Member.

As indicated above, the Company owns 60% of TIMS LLC, and therefore continues to account for the contributed assets using the consolidation method.

Note 3. Investment in Teloworks, Inc. (formerly Enterworks International, Inc.)

In December 2003, the Company entered into a Stock Purchase Agreement and the Stockholder Agreement (“Teloworks Agreements”), whereby the Company purchased a 50% interest in Teloworks, which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. The investment was founded upon anticipated future cost savings on projected labor costs, or an acquired “assembled workforce” (an acquired intangible asset). As techniques to measure the value of an assembled workforce and the related intellectual capital with sufficient reliability were not available and, as Teloworks was not expected to generate any substantial cash flows going forward, the investment was written off as of the balance sheet date of December 31, 2003, consistent with paragraph 17 of SFAS 142, “Goodwill and Other Intangible Assets.” Furthermore, in accordance with the terms of the Teloworks Agreements, the Company agreed to fund operating costs and certain direct expenses. Since 2004, the Company has recorded all fundings to Teloworks as expense in its consolidated statement of operations, as the Teloworks balance sheet and operating results not already recorded were and continue to be immaterial to the Company’s consolidated financial statements.

For 2007, 2006, and 2005, the Company incurred expenses related to Teloworks in the amounts of approximately $1.2 million, $1.0 million and $0.6 million, respectively.

Pursuant to the Teloworks Agreements, the Company and Enterworks are required to fund the operations of Teloworks according to a funding schedule as set forth in the Teloworks Agreements. In 2005, the Company funded in excess of its proportionate share of Teloworks services by $58,000. For calendar year 2005, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $664,000, and as such the $664,000 was separately funded and expensed by the Company. However, as a result of Enterworks’ recapitalization effort, the $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock and was recorded as an investment in Enterworks. As noted below in Note 4 – Investment in Enterworks, in accordance with APB 18, the Company has recognized its share of Enterworks losses and reduced the investment in Enterworks to zero as of December 31, 2006.

In 2006, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $245,000 as of May 19, 2006. Consistent with subsection 3.4(d) of the Teloworks Agreements, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Teloworks. The Teloworks Agreements also provide for a cure period for the defaulting party, which was waived by the defaulting party. On May 19, 2006, the Company provided notice to Enterworks of its default and, pursuant to the waiver of the cure period by Enterworks, exercised its rights under the Teloworks Agreements to transfer the calculated ownership percentage to the Company. The amount of the Enterworks default set forth in the notice was approximately $303,000, which was comprised of the $58,000 overfunded amount in 2005 and the $245,000 funding on Enterworks’ behalf as stated above. As a result of such exercise of its rights under the Teloworks Agreements, the Company owned 80.0% of Teloworks.

For 2006, the Company funded in excess of its proportionate share of Teloworks operations by approximately $296,000. This amount was comprised of the $245,000 funded on behalf of Enterworks as described above, which was part of the basis for the transfer of an additional 30% ownership interest from Enterworks to Telos. The remaining overfunded amount of $51,000 for 2006 was carried forward to be applied to the Company’s 2007 funding requirements.

On March 16, 2007, Enterworks completed a private financing through the issuance of 42,857,143 shares of Series D Preferred Stock to various investors, including Telos. The Company participated in the private financing as a result of amounts credited to the Company by Enterworks, including $500,000 for funding prior Enterworks’ obligations to Teloworks (which also resulted in a 20% recapture of Enterworks’ forfeited interest in Teloworks for approximately $204,000), and approximately $100,000 due to the Company, which had previously been fully reserved in connection with the services and sublease agreement as described in Note 4 – Investment in Enterworks. As a result of this financing, the Company acquired 8,571,429 shares of Enterworks Series D Preferred Stock, increasing its fully diluted ownership percentage from 4.7% as of December 31, 2006 to 10.8% as of March 16, 2007.

On March 16, 2007, as described above, as a result of the 20% recapture of Enterworks’ forfeited interest in Teloworks, the Company owned 60% of Teloworks. Subsequently in 2007, Enterworks was unable to fund its entire share of the scheduled funding obligation to Teloworks. The Company funded $250,000 on Enterworks’ behalf for which it received a note from Enterworks and warrants to purchase 1,785,714 underlying common stock shares. The Company recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, the Company recorded a full reserve against the note. The Company provided Enterworks with a notice of default in accordance with the Teloworks Agreements due to its repeated defaults on its funding obligations. Enterworks waived its rights under the Teloworks Agreements to cure such default. Accordingly, effective January 1, 2008, Telos owns 100% of Teloworks.

Note 4. Investment in Enterworks

As of December 31, 2007, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 10.6%. Since its initial investment in Enterworks, the Company has accounted for such investment as prescribed by APB Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” and continues to do so due to the Company’s continued significant influence through its representation on the Board of Directors of Enterworks.

Prior to October 14, 2005, the Company owned 17,153,059 shares of Enterworks common stock, 1,785,714 shares of Series B Convertible Preferred Stock, and warrants to purchase 6,374,997 underlying common stock shares, representing a fully diluted ownership percentage of 25.1%. Additionally, the Company owned $4.0 million of notes receivable whose carrying amounts were previously reduced to zero in accordance with APB 18 and Emerging Issues Task Force Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee.”

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

In May 2006, the Company and Enterworks amended their Agreement for Services and Sublease (“Agreement”) effective as of January 1, 2006. Pursuant to the Agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for the amount of $210,000 for a period of one year, payable in 12 equal installments of $17,500 per month. Pursuant to its terms, upon execution of the Agreement, the equivalent of five monthly payments, or $87,500, for the period from January 1, 2006 through May 31, 2006, became due to Telos from Enterworks. Under the terms of the third amendment to the Agreement, Telos and Enterworks had agreed to a payment plan to bring the arrearage current by December 31, 2006. Enterworks was unable to make all payments under the Agreement and arrearage plan, resulting in a balance due to the Company of $100,000 as of December 31, 2006. The Company recorded a full reserve against the balance due because of uncertainty regarding the timing and amount of repayment of the balance.

During the fiscal year ended December 31, 2006, the Company’s share of Enterworks losses totaled $134,000. In accordance with APB 18, the Company recognized its share of Enterworks losses by reducing the carrying value of its investment in Enterworks from $92,000 to zero. In accordance with EITF 98-13 – “Accounting by an Equity Method Investor for Investee Losses when the Investor Has Loans to and Investments in Other Securities of the Investee”, the Company recorded the remaining $42,000 of its proportional share of Enterworks losses as losses from affiliate, reducing the carrying value of the receivable balance due to $354,000. The Company has evaluated the remaining balance for impairment consistent with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and consequently has recorded a full valuation allowance in the amount of $354,000. In 2005, the Company recorded $468,000 of equity losses from Enterworks as losses from affiliate. Additionally in 2005, the Company further evaluated its Enterworks investment and recorded an impairment loss in the amount of $104,000, reducing its investment in Enterworks to approximately $92,000.

On March 16, 2007, Enterworks completed a private financing through the issuance of 42,857,143 shares of Series D Preferred Stock to various investors, including Telos. The Company participated in the private financing through amounts credited to the Company, including $500,000 for funding prior Teloworks obligations on Enterworks behalf (including a 20% recapture of Enterworks’ forfeited interest in Teloworks for approximately $204,000), and an amount due to the Company of approximately $100,000, which had previously been fully reserved, in connection with the services and sublease agreement as described above. As a result of this financing, the Company acquired 8,571,429 shares of Enterworks Series D Preferred Stock, increasing its fully diluted ownership percentage from 4.7% as of December 31, 2006 to 10.8% as of March 16, 2007. The private financing did not result in any change to management’s belief that the value of the investment in Enterworks was impaired at the time of the transaction; therefore, the recorded value of the investment remains zero as the Company expensed the amounts associated with this transaction.

In April 2007, the Company and Enterworks amended their Agreement effective as of January 1, 2007. Pursuant to the Agreement, Telos continued to sublease office space in its Ashburn facility and provided certain general, administrative and support services to Enterworks, for an the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month.

Subsequently in 2007, Enterworks was unable to meet the entire share of its scheduled funding obligations to Teloworks. The Company funded $250,000 on Enterworks’ behalf for which it received a note from Enterworks, and warrants to purchase 1,785,714 underlying common stock shares. The Company recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, the Company recorded a full reserve against the note. The Company has provided Enterworks with a notice of default in accordance with the Teloworks Agreements due to its repeated defaults on its funding obligations to Teloworks. As disclosed in Note 3 – Investment in Teloworks, Enterworks has waived its rights under the Teloworks Agreements to cure such default. Accordingly, effective January 1, 2008 Telos owns 100% of Teloworks.

In March 2008, the Company and Enterworks amended their Agreement effective as of January 1, 2008. Pursuant to the Agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for an the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month.

Separately, in December 2003, the Company entered into a two-year Original Equipment Manufacturer (“OEM”) software license agreement (“SLA”) with Enterworks that, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. The Company provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, the Company agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or company services to Enterworks equal to at least $2.0 million, would own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the EPX software. As of December 31, 2004, the Company paid approximately $294,000 in such royalties. In December 2004, the Company entered into an amended agreement with Enterworks in which Enterworks acknowledged that the Company had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, the Company paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, Enterworks agreed to provide the Company with maintenance and OEM technical product support for two years, for a fixed fee of $300,000, such fee being amortized over two years. The Company had the option to renew the maintenance and OEM technical product support for $15,000 per month, and effective as of January 1, 2007 and January 1, 2008, the Company renewed such support. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, the Company has capitalized $850,000 in consideration paid for EPX software ($100,000 in 2003 and $750,000 in 2004), and has reflected this asset on the balance sheet in “Other Assets.” The net carrying value of the asset was zero and $250,000 as of December 31, 2007 and 2006, respectively. Amortization expense for 2007, 2006, and 2005 was $250,000, $250,000, and $300,000, respectively.

Note 5. Sale of Telos Corporation (California)

On July 19, 2002, the Company and L-3 Communications Corporation (“L-3”) entered into a Stock Purchase Agreement whereby the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, Telos Corporation (California) (“TCC”) to L-3 for a purchase price of approximately $20 million which included: 1) approximately $15.3 million to the Company at closing; 2) $2.0 million held in an escrow account, $1.0 million of which was released and paid in October 2003 and the remaining $1.0 million was released and paid in February 2005; and 3) approximately $2.7 million held back as deposits for liabilities relating to the leased Ashburn facility in which at the time of closing TCC was a lessee or guarantor. Approximately $1 million of such lease-related hold-back was released and paid in August 2002; $0.8 million was paid in August 2004, and the remaining $0.8 million was paid in August 2007. The gain of $10.9 million resulting from the sale of TCC included the write-off of $2.5 million of goodwill previously recorded for TCC.

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

Note 6. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 99.5%, 98.6% and 95.8% of consolidated revenue in 2007, 2006, and 2005, respectively. Total consolidated revenue derived from the U.S. Government for 2007, 2006, and 2005 includes 86.5%, 85.9% and 86.9%, respectively, of revenue from contracts with the Department of Defense agencies, and 13.0%, 12.7%, and 8.9%, respectively, of revenue from Federal Civilian Agencies. As the Company’s primary customer base includes agencies of the U.S. Government, the Company has a concentration of credit risk associated with its accounts receivable. While the Company acknowledges the potentially material and adverse risk of such a significant concentration of credit risk, the Company’s past experience of collecting substantially all of such receivables provide it with an informed basis that such risk, if any, is manageable. The Company performs ongoing credit evaluations of all of its customers and generally does not require collateral or other guarantee from its customers. The Company maintains allowances for potential losses. In the fourth quarter of 2007, the Company recorded a $276,000 adjustment to decrease the accounts receivable reserve estimate.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2007	2006
Billed accounts receivable	$29,533	$21,317
Amounts currently billable	10,927	4,800
Allowance for doubtful accounts	(553)	(407)

	$39,907	$25,710

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses	Deductions (1)	Balance End of Year
Year ended December 31, 2007	$407	$155	$(9)	$553
Year ended December 31, 2006	$493	$—	$(86)	$407
Year ended December 31, 2005	$540	$—	$(47)	$493

(1)	Accounts receivable written-off, allowance reversals and recoveries, net

Note 7. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of December 31, 2007 and 2006, the accounts payable and other accrued payables consisted of $32.6 million and $31.9 million, respectively, in trade account payables and $8.2 million and $2.7 million, respectively, in accrued trade payables.

Management has estimated that the carrying value of the Company’s accounts payable and other accrued payables as of December 31, 2007 and 2006 are consistent with the fair value.

Senior Revolving Credit Facility

As of December 31, 2007, the Company had a $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) that was scheduled to mature on October 21, 2008. The Company amended the Facility, effective January 31, 2008, to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs, supported by sufficient collateral. The fees associated with this amendment amounted to $10,000. In March 2008, the Company renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011 and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs going forward. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo “prime rate” plus 1%, the Federal Funds rate plus 1 1/2%, or 7.00%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4.00%. The fees associated with this renewal and amendment amounted to $150,000.

Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement.

As of December 31, 2007, the interest rate on the Facility was 8.25%. Pursuant to the terms of the Facility, during 2007 the interest rate was the Wells Fargo “prime rate” plus 1% (as of December 31, 2007 the Wells Fargo “prime rate” was 7.25%) or 5.75%, whichever was higher. As of December 31, 2007, the Company had not elected the LIBOR rate option. As of November 30, 2008, the interest rate on the Facility was 7.00%. For the years ended December 31, 2007, 2006, and 2005, the Company paid interest expense in the amount of $1.0 million, $1.0 million, and $0.6 million, respectively, on the Facility.

Effective January 1, 2007, the Company and Wells Fargo Foothill amended the Facility to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2 – Sale of Assets), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of December 31, 2007, the Company was in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of December 31, 2007.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes as of December 31, 2007 was October 31, 2008. In March and April of 2008, the maturity date of such Notes was extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At December 31, 2007, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $20.5 million.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, each at December 31, 2007 and 2006.

In June and July of 2008, the Company repaid $1 million of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived. Wells Fargo Foothill granted a waiver and amendment to the Facility to allow such payment.

The carrying value of the Notes as of December 31, 2006 is consistent with the fair value as determined by an independent valuation performed by Navigant Consulting, Inc. Management has estimated that as of December 31, 2007 the carrying value is consistent with the fair value. This estimation is based on the 2006 valuation performed by Navigant Consulting, Inc. and consistent with management’s assessment that no material factors surrounding the instruments have changed since that time.

For the years ended December 31, 2007, 2006, and 2005, the Company paid interest expense in the amount of $0.8 million on the Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2011	$5,179	[1]
Senior Credit Facility	2011	$12,849	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to December 31, 2011.

[2]

Balance due represents balance as of December 31, 2007, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Note 8. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, the Company was scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2007, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At December 31, 2007 and 2006 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred stock totaled $6.4 million and $6.0 million, respectively.

During 2007, 2006, and 2005 the Company accrued senior redeemable preferred stock dividends of $424,000 in each year, which were reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ deficit.

The carrying value of the Senior Redeemable Preferred Stock as of December 31, 2006 is consistent with the fair value as determined by an independent valuation performed by Navigant Consulting, Inc. Management has estimated that as of December 31, 2007 the carrying value is consistent with the fair value. This estimation is based on the 2006 valuation performed by Navigant Consulting, Inc. and consistent with management’s assessment that no material factors surrounding the instruments have changed since that time.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Accretion for the years ended December 31, 2007, 2006, and 2005 was $1.0 million, $3.0 million, and $1.8 million, respectively, which were reported as interest expense in those respective years. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2007 was 3,185,586. The stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets. The aggregate fair value of the public preferred stock at December 31, 2007 and 2006 was $63.7 million and $63.4 million, respectively.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2007 and 2006.

The Company and certain of its subsidiaries are parties to the Facility agreement with Wells Fargo Foothill, whose term expires on September 30, 2011. Under the Facility, the Company agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, it would not make any distribution or declare or pay any dividends (other than common stock) on its stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. The Company continues to actively rely upon the Facility and expects to continue to do so until the Facility agreement expires on September 30, 2011.

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2007. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor”.

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

Paragraph 5 of SFAS No. 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable…”.

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

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $61.5 million and $57.7 million as of December 31, 2007 and 2006, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the periods ended December 31, 2007, 2006 and 2005, dividends totaling $4.2 million, $14.4 million, and $4.2 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had the Company accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. The Company’s Articles of Amendment and Restatement, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …” Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which the Company stated its intent to pay PIK dividends, the Company stated its intention to amend its Charter to permit such payment by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $92.8 million and $88.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2007 and 2006, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 9. Stockholders’ Equity, Option Plan, and Employee Benefit Plan

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

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of the Company’s Class A common stock were available for issuance under options to key employees, including officers and directors. The options expire 10 years from the date of grant. The option price determined by the Board of Directors was not less than the estimated fair value at the date of the grant and the options generally vest over a four-year period. The 1990 Stock Option Plan expired in 2000, with 923,000 remaining unissued options canceled. There were 901,999 options outstanding as of December 31, 2007.

1993 Option Plan

In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of the Company’s Class A common stock from the Company at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. The Company recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati’s agreement was terminated in 1996, and Mr. Beninati had not exercised any of the options. The shares subsequently available were administered under the same terms as the 1996 Stock Option Plan. These options expired 10 years from the date of grant. The 1993 Option Plan terminated in 2003. A total of 15,000 options granted under the 1993 Option Plan expired during 2007. There were no options outstanding as of December 31, 2007.

1996 Stock Option Plan

The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control. The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan. The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled. A total of 412,500 options and 3,034,990 options granted under the 1996 Stock Option Plan expired during 2007 and 2006, respectively. There were 2,964,250 options outstanding as of December 31, 2007.

Telos Delaware Stock Incentive Plan

During the third quarter of 2000, the Board of Directors of the Company approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain key executives and employees of the Company are eligible to receive stock options under the plan. Under the plan, the Company may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair value on the date of grant. All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. There were 1,115,825 options outstanding as of December 31, 2007.

Xacta Stock Incentive Plan

In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates. The options may be awarded as incentive or non-qualified, have a term of ten years, and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option. There were 2,586,698 options outstanding as of December 31, 2007.

A summary of the status of the Company’s stock options for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2007 Stock Option Activity

Outstanding at beginning of year	8,217	$1.26
Granted	—	—
Exercised	—	—
Canceled	(648)	1.18

Outstanding at end of year	7,569	$1.27

2006 Stock Option Activity

Outstanding at beginning of year	11,876	$1.19
Granted	—	—
Exercised	—	—
Canceled	(3,659)	0.94

Outstanding at end of year	8,217	$1.26

2005 Stock Option Activity

Outstanding at beginning of year	12,064	$1.17
Granted	60	0.69
Exercised	—	—
Canceled	(248)	1.26

Outstanding at end of year	11,876	$1.19

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Average Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	4,742	5.5 years	$0.69	4,198	$0.70
$1.00 – $2.00	1,711	1.8 years	$1.19	1,711	$1.19
$3.85 – $4.00	1,116	2.7 years	$3.85	1,116	$3.85

Additionally, the Company determined that a significant change in the valuation estimate for common stock would not have a significant effect on the financial statements.

A summary of option activity as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below:

	Number of Options (000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	8,217	$1.26
Granted	—	—
Exercised	—	—
Forfeited or expired	(648)	1.18

Outstanding at end of year	7,569	$1.27	$0

Exercisable at year-end	7,025	$1.32	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s fair market value as determined by management and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below:

	Number of Shares (000’s)	Weighted Average Exercise Price
Nonvested at January 1, 2007	1,436	$0.67
Granted	—	—
Vested	(784)	0.68
Forfeited or expired	(108)	0.68

Nonvested at December 31, 2007	544	$0.65

As of December 31, 2007, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.

Telos Shared Savings Plan

The Company sponsors a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Company has 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock. The Company matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. Total Company contributions to this Plan for 2007, 2006, and 2005 were $660,000, $664,000, and $594,000, respectively.

Additionally, effective September 1, 2007, TIMS LLC sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate. TIMS LLC matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. The total 2007 TIMS LLC contributions to this plan were $16,000.

Note 10. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from continuing operations includes the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Current provision
Federal	$234	$—	$—
State	46	12	9

Total current	280	12	9

Deferred provision
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision	$280	$12	$9

The provision (benefit) for income taxes related to continuing operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Computed expected income tax provision (benefit)	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	0.8	(1.9)	(1.8)
Change in valuation allowance for deferred tax assets	(64.4)	15.5	18.3
Other permanent differences	2.8	0.4	1.2
Dividend and accretion on preferred stock	30.8	19.9	14.9
Other	0.8	0.1	1.5

	4.8%	0.0%	0.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$210	$106
Allowance for inventory obsolescence and amortization	303	166
Accrued liabilities not currently deductible	2,996	2,535
Accrued compensation	1,443	731
Property and equipment, principally due to differences in depreciation methods	1,127	717
Net operating loss carryforwards	5,948	10,768
Alternative minimum tax credit carry forward	638	404

Total gross deferred tax assets	12,665	15,427
Less valuation allowance	(11,395)	(15,106)

Net deferred tax assets	1,270	321

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(1,150)	(321)
TIMS LLC basis difference	(20)	—

Total deferred tax liabilities	(1,270)	(321)

Net deferred tax assets	$—	$—

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions (Reductions)	Deductions	Balance End of Period
December 31, 2007	$15,106	$(3,711)	$—	$11,395
December 31, 2006	$10,136	$4,970	$—	$15,106
December 31, 2005	$7,687	$2,449	$—	$10,136

In accordance with SFAS 109, “Accounting for Income Taxes,” a full valuation allowance has been provided at December 31, 2007, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2007, for federal income tax purposes there were approximately $14.2 million net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in 2027. Additionally, approximately $15.2 million of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in 2027. In addition, the Company has $638,000 of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

The Company adopted the provisions of FIN 48 as of January 1, 2007 and determined that there were no significant unrecognized tax benefits required to be recorded for the year ended December 31, 2007. The Company believes that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2005 to 2007, has not been extended beyond applicable statute of limitations.

Note 11. Commitments

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 (in thousands):

	Property	Equipment	Total
2008	$1,793	$38	$1,831
2009	1,793	38	1,831
2010	1,793	38	1,831
2011	1,793	7	1,800
2012	1,793	2	1,795
Remainder	5,830	—	5,830

Total minimum obligations	14,795	123	14,918
Less amounts representing interest	(6,146)	(25)	(6,171)

Net present value of minimum obligations	8,649	98	8,747
Less current portion	(591)	(27)	(618)

Long-term capital lease obligations at December 31, 2007	$8,058	$71	$8,129

In accordance with the Ashburn lease agreement, every three years the rent is subject to adjustments in accordance with changes in the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index (“CPI”). Accordingly, effective April 2008, the adjustment in monthly rent payment based on the change in CPI is $16,000 per month, from $149,000 to $165,000.

Accumulated amortization for property and equipment under capital leases at December 31, 2007 and 2006 is $8.4 million and $8.0 million, respectively.

Future minimum lease payments for all noncancelable operating leases at December 31, 2007 are as follows (in thousands):

2008	$540
2009	432
2010	368
2011	111
2012	19

Total minimum lease payments	$1,470

Net rent expense charged to operations for 2007, 2006, and 2005, totaled $767,000, $585,000, and $535,000, respectively.

Warranties

The Company provides product warranties for products sold through certain U.S. Government contract vehicles. The Company accrues a warranty liability at the time that it recognizes revenue for the estimated costs that may be incurred in connection with providing warranty coverage. Warranties are valued using historical warranty usage trends; however, if actual product failure rates or service delivery costs differ from estimates, revisions to the estimated warranty liability may be required. Accrued warranties are reported as other current liabilities on the Consolidated Balance Sheets.

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)
Year Ended December 31, 2007	$1,380	$1,673	$(647)	$2,406
Year Ended December 31, 2006	$1,627	$810	$(1,057)	$1,380
Year Ended December 31, 2005	$1,423	$1,195	$(991)	$1,627

Note 12. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the Company and certain of its current shareholders and former officers is set forth below.

Mr. John R. C. Porter, the owner of 2% of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. The Company expensed $260,000 in 2007 for Mr. Porter’s consulting services. Mr. Porter was paid $260,000 by the Company in 2006 and 2005 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

The brother of the Company’s Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for 2007, 2006, and 2005 were $205,000, $144,000 and $137,000, respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of the Company’s Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in TIMS LLC. Such ownership interest was sold in 2008.

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

Note 13. Reportable Segments

At December 31, 2007, the Company’s operations are comprised of two operating segments, Managed Solutions and Xacta. Descriptions for each of these operating segments are as follows:

Managed Solutions: Develops, markets and sells integration services that address a wide range of government information technology (“IT”) requirements. Offerings include innovative IT solutions that consist of industry leading IT products from original equipment manufacturers (“OEMs”) with complementary integration and managed support services provided by Telos. Managed Solutions also provides general IT consulting and integration services in support of various U.S. Government customers.

Xacta: Develops, markets and sells government-validated secure enterprise solutions to the U.S. Government, financial institutions and other large commercial organizations, to address the growing demand for information security solutions. Xacta provides Secure Network solutions, Enterprise Messaging solutions, Identity Management solutions, Information Assurance product and consulting services.

The accounting policies of the reportable segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue, gross profit, segment profit (loss) before minority interest, income taxes and other income or expenses.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items.

	Managed Solutions	Xacta	Other (1)	Total
	(amount in thousands)
2007
External revenues	$122,723	$103,862	$—	$226,585
Gross profit	2,673	38,907	—	41,580
Segment profit (loss) (2)	(7,463)	16,816	—	9,353
Total assets	30,823	24,555	12,078	67,456
Capital expenditures	1	242	373	616
Depreciation and amortization (3)	24	521	1,206	1,751

2006
External revenues	$61,997	$78,876	$—	$140,873
Gross profit	1,750	20,099	—	21,849
Segment loss (2)	(5,108)	(3,917)	—	(9,025)
Total assets	18,558	20,390	9,512	48,460
Capital expenditures	12	181	560	753
Depreciation and amortization (3)	15	539	1,207	1,761

2005
External revenues	$58,246	$84,349	$—	$142,595
Gross profit	4,411	19,645	—	24,056
Segment loss (2)	(3,233)	(2,526)	(104)	(5,863)
Total assets	13,673	18,088	10,101	41,862
Capital expenditures	21	414	954	1,389
Depreciation and amortization (3)	12	568	1,054	1,634

(1)	Corporate assets are property and equipment, cash and other assets.
(2)	Segment profit (loss) represents operating income (loss).
(3)	Depreciation and amortization includes amounts relating to property and equipment, capital leases.

The Company maintains a facility in Germany; however, the Company does not have material international revenues, profit (loss), assets or capital expenditures. The Company’s business is not concentrated in a specific geographical area within the United States, as it has 6 separate facilities located in various states and the District of Columbia.

Revenue by Major Market and Significant Customers

The Company derived substantially all of its revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2007		2006		2005
	(amount in thousands)
Department of Defense	$195,871	86.5%	$121,039	85.9%	$123,905	86.9%
Federal Civilian	29,545	13.0%	17,859	12.7%	12,747	8.9%
Commercial	1,169	0.5%	1,975	1.4%	5,943	4.2%

Total	$226,585	100.0%	$140,873	100.0%	$142,595	100.0%

Segment revenue by customer sector for the last three fiscal years is as follows:

	2007		2006		2005
	(amount in thousands)
	Managed Solutions	Xacta	Managed Solutions	Xacta	Managed Solutions	Xacta
Department of Defense	$100,880	$94,991	$50,603	$70,436	$46,934	$76,971
Federal Civilian	21,681	7,864	11,172	6,687	7,889	4,858
Commercial	162	1,007	222	1,753	3,423	2,520

Total	$122,723	$103,862	$61,997	$78,876	$58,246	$84,349

Note 14. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2007
Revenue	$40,215	$61,395	$60,993	$63,982
Gross profit	12,868	11,415	8,985	8,312
Income (loss) before minority interest and income taxes	1,712	7,891	798	(3,465)
Net income (loss) (1)	1,712	7,823	337	(4,326)

2006
Revenue	$25,174	$35,813	$35,093	$44,793
Gross profit	4,495	6,960	3,587	6,807
Loss before minority interest and income taxes	(8,119)	(13,900)	(5,881)	(1,769)
Net loss	(8,119)	(13,900)	(5,881)	(1,781)

(1)	Changes in net income (loss) are the result of several factors, including: (a) changes in the product mix (specifically higher sales of proprietary software) from the first quarter to the following quarters resulting in lower gross margins, specifically in the third and fourth quarters, (b) the sale of TIMS LLC membership interest (see Note 2 – Sale of Assets), produced significantly higher net income in the second quarter, (c) the accrual of $2.2 million for the corporate bonus pool in the fourth quarter, and (d) litigation-related expenses, net of reimbursements by the Company’s insurers, in the amount of $1.7 million in the fourth quarter.

Note 15. Contingencies and Subsequent Events

Financial Condition and Liquidity

The consolidated financial statements for the year ended December 31, 2007 that are included in this Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s working capital deficit was $0.4 million and $12.1 million as of December 31, 2007 and 2006, respectively, primarily due to amounts resulting from unreimbursed litigation-related and other legal expenses. Total expenses related to litigation and other legal costs were $5.1 million (net of $4.7 million in reimbursements by the Company’s insurers) for 2007, $5.7 million (net of $3.1 million in reimbursements by the Company’s insurers) for 2006, and $4.1 million for 2005. Such unreimbursed litigation-related and other legal expenses adversely affected working capital, and $5.8 million of such expenses are unpaid as of December 31, 2007. While the Company has actively worked with its vendors, including law firms, partners, subcontractors, and Wells Fargo Foothill to mitigate the effect of these working capital constraints during this period, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate such working capital constraints going forward. See Note 7 – Current Liabilities and Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Additionally, in April 2007, as a result of the sale of a membership interest in TIMS LLC, the Company received $6 million in cash consideration which was used to address working capital requirements. See Note 2 – Sale of Assets.

Additionally, in late 2007, the Company experienced delayed payments from one of the Company’s significant government payment offices due to complications arising from that office’s payment system conversion. As a result, anticipated payments from this government payment office have been received significantly later than the payment due dates. The Company has been able to utilize its Facility to mitigate the effect of these payment delays. This slow down in payment has since been resolved.

Additionally, in accordance with the terms of one the Company’s government contracts for services, the Company was required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and the Company has been required to collateralize the entire amount of the bond. The Company provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of November 13, 2008, the remaining collateral balance is approximately $103,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract. The Company believes that the impact of the remaining bond requirement will be mitigated by the Company’s ability to utilize the amended Facility.

The Company believes that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2008. The Company anticipates the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet the Company’s long term needs for operating expenses, debt service requirements, and projected capital expenditures.

Legal Proceedings

Costa Brava Partnership III, L.P. et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of December 31, 2007, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

The Complaint alleged that the Company and its officers and directors had engaged in tactics to avoid paying mandatory dividends on the Public Preferred Stock, and asserted that the Public Preferred Stock had characteristics of debt instruments even though it was issued by the Company in the form of stock. Costa Brava alleged, among other things, that the Company and an independent committee of the Board of Directors had done nothing to improve what they claimed to be the Company’s insolvency, or its ability to redeem the Public Preferred Stock and pay accrued dividends. They also challenged the bonus payments to the Company’s officers and directors, and consulting fees paid to the holder of a majority of the Company’s common stock.

On December 22, 2005, the Company’s Board of Directors established a special litigation committee (“Special Litigation Committee”) composed of independent directors to review and evaluate the matters raised in the derivative suit filed against the Company by Costa Brava.

On January 9, 2006, the Company filed a motion to dismiss the Complaint or, in the alternative, to stay the action until the Special Litigation Committee had sufficient time to properly investigate and respond to Costa Brava’s demands. On March 30, 2006, the Court granted the motion to dismiss in part and denied it in part, and denied the alternative request for a stay.

On February 8, 2006, Wynnefield Small Cap Value, L.P. (“Wynnefield”) filed a motion to intervene. An order was entered on May 25, 2006 by the Court, designating Wynnefield Partners as the plaintiff with Costa Brava in the lawsuit. On May 31, 2006, an Amended Complaint was filed in which Wynnefield joined as a Plaintiff. Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs.”

On May 26, 2006, Plaintiffs filed a motion for a preliminary injunction to prevent the sale or disposal of Xacta Corporation, a subsidiary of the Company, or any of its assets until the lawsuit is resolved on the merits. Subsequently, an order was issued dismissing the motion without prejudice on October 26, 2006, and then reissued on January 26, 2007.

On August 30, 2006, Plaintiffs filed a motion for receivership following the resignations of six of the nine members of the Board of Directors on August 16, 2006. Within a week of the resignations, three new independent board members were added and then two more were added in October 2006, bringing the total board membership to eight. Thus, the board and all board committees, including the Special Litigation Committee and the Transaction Committee, were fully reconstituted. The Plaintiffs’ motion for receivership was denied on November 29, 2006. In its Memorandum Opinion denying the motion for receivership, the Court concluded that the Plaintiffs’ holdings in the Public Preferred Stock represented a minority equity interest, (not a fixed liability), and that their minority equity interest did not provide a guarantee to payment of dividends or redemption of their shares. The Court further stated that it could not find that the Plaintiffs’ expectations were objectively reasonable, and concluded that the Plaintiffs had not been denied any rights as defined by the proxy statement and prospectus forming the terms of the Public Preferred Stock.

On February 15, 2007, the Plaintiffs filed their second Motion for Preliminary Injunction to prevent the sale or disposal of any corporate assets outside the ordinary course of business until such time that two new Class D directors could be elected. On April 19, 2007, the Court denied the Plaintiffs’ motion. Two new Class D Directors, Messrs. Seth W. Hamot and Andrew R. Siegel, were elected at the June 18, 2007 special meeting of the holders of Public Preferred Stock.

On February 27, 2007, the Plaintiffs filed a Second Amended Complaint and added Mr. John R. C. Porter, then majority shareholder, as a defendant. The Company filed its motion to strike/dismiss and motion for summary judgment on March 28, 2007. On June 6, 2007, the Court granted the motion to dismiss in part and denied it in part. The following counts were dismissed: allegations of fraudulent conveyance (Count I); request for permanent and preliminary injunction related to the fraudulent conveyance allegations (Count II); and allegations of shareholder oppression against Mr. John Porter (Count V). The following counts were not dismissed: request for appointment of a receiver (Count III); request to dissolve the corporation (Count IV); breach of fiduciary duty by directors (Count VI); and breach of fiduciary duty by officers (Count VII).

On May 29, 2007, Telos filed a Counterclaim against the Plaintiffs alleging interference with its relationship with Wells Fargo Foothill, and a related motion for a preliminary injunction. On June 4, 2007, the Court entered a consent order in which the Plaintiffs agreed to cease and desist communications with Wells Fargo Foothill. On August 28, 2007, the Court issued a ruling granting Telos’ motion for a preliminary injunction.

On July 20, 2007, counsel for the Special Litigation Committee issued its final report, which found that the available evidence did not support the derivative claims, and there was no instance of bad faith, breach of fiduciary duty or self-interested action or inaction that would make it in the Company’s best interests to support the derivative claims. Further, Special Litigation Committee counsel recommended that the Company take all action necessary, appropriate and consistent with such findings.

Thus, on August 24, 2007, the Company filed a motion to dismiss the derivative claims as recommended by the Special Litigation Committee and its report. On January 7, 2008, the Court granted the Company’s motion to dismiss the derivative claims and dismissed Counts VI and VII of the Second Amended Complaint, leaving only Counts III and IV remaining. Accordingly, all counts against the individual defendants were dismissed. Subsequently, the Company filed a motion for Summary Judgment on February 1, 2008 to dismiss the remaining counts.

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint which included all the previous counts from the original Complaint and the Second Amended Complaint as well as additional counts. The additional counts are as follows: breach of contract against Telos (Count VIII); preliminary and permanent injunction to prevent the Company from entering into a transaction to dispose of assets that allegedly would unjustly enrich the officers and directors (Count IX); and a request for an accounting alleging that the Company failed to prepare financial statements as required under Maryland law (Count X). The Company filed a Motion to Dismiss or to Strike the Third Amended Complaint or for Summary Judgment on February 19, 2008.

On March 3, 2008, the Plaintiffs and all the Defendants to the litigation entered into a Stipulation regarding the Third Amended Complaint. All parties stipulated that the Third Amended Complaint alleges causes of action against the Company only and not against the individual defendants. The parties stipulated that, for purposes of appellate preservation only, the Third Amended Complaint contained allegations concerning parties who, and causes of action which, had been dismissed by prior orders of the Court. The parties further stipulated that all causes of action asserted against the individual defendants in the Third Amended Complaint, and Counts I, II, V, VI and VII of the Third Amended Complaint, were dismissed with prejudice in accordance with the Court’s prior rulings. The parties stipulated that the Plaintiffs were not seeking reconsideration of the Court’s previous rulings concerning parties or causes of action that had been dismissed.

On April 15, 2008, the Court issued an order dismissing with prejudice the remaining counts (Counts III, IV, VIII, IX, and X) of the Plaintiff’s Third Amended Complaint against the Company.

        At this time, the only remaining action in Costa Brava v. Telos is the Company’s counterclaim against Costa Brava that was filed in May 2007. The preliminary injunction issued by the Court in August 2007 in connection with this counterclaim is still in place. On December 2, 2008, the Company filed a motion for voluntary dismissal of the counterclaim without prejudice, which is currently pending.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Plaintiffs’ claims, and will continue to vigorously defend the matter and oppose the relief sought.

Hamot et al. v. Telos Corporation

On August 2, 2007, Messrs. Seth W. Hamot and Mr. Andrew R. Siegel, principals of Costa Brava Partnership III L.P. (“Costa Brava”) and Class D Directors of Telos (“Class D Directors”), filed a complaint against the Company and a motion for a temporary restraining order in the Circuit Court for the City of Baltimore, Maryland (“the Court” or “Circuit Court”). The complaint alleged that certain company documents and records had not been promptly provided to them as requested, and that these documents were necessary to fulfill their fiduciary duty as directors.

On August 22, 2007 the Class D Directors filed an amended complaint which alleged that the Company was denying them the ability to effectively review, examine, consider and question future regulatory filings and all other important actions and undertakings of the Company.

On August 28, 2007, the Court converted the motion for temporary restraining order into a request for a preliminary injunction and stated that the Class D Directors were entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board. In addition, the Court noted that during the pendency of the shareholder litigation, it was not inclined to permit the Class D Directors, through the guise of their newly acquired director status, to avoid their currently binding commitments under the stipulation and protective order entered on July 7, 2006. Pursuant to the terms of such order the Company is entitled to designate documents produced in discovery or submitted to the Court as “confidential” or “highly confidential” and to withhold from the Class D Directors information protected by the work product doctrine or attorney-client privilege.

On September 24, 2007, the Class D Directors filed a new motion for temporary restraining order as well as a second amended verified complaint in which they requested that the Court “compel Telos to adhere to the Telos Amended and Restated Bylaws” and alleged that provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes had been violated and that Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. The Court denied the Class D Directors’ motion on October 12, 2007. On the same day, the Court issued an amended preliminary injunction stating that the Class D Directors are entitled to receive written responses to requests for Board of Directors or Board committee minutes within seven (7) days of any such requests and copies of such minutes within fifteen (15) days of any such requests, as well as written responses to all other requests for information and/or documents related to their duties as directors within seven (7) days of such requests, and all Board of Directors appropriate information and/or documents within thirty (30) days of any such requests. The Court further stated that in all other respects, the preliminary injunction order of August 28, 2007 shall remain in full force and effect.

On April 16, 2008, the Company’s independent auditor, Reznick Group, P.C. (“Reznick”), resigned. In its resignation letter addressed to the Chairman of the Audit Committee, Reznick stated that it believed that its independence had been impaired due to communications from the Class D Directors that it perceived as threats of litigation and attempts to influence its opinion on certain accounting issues. The communications included a March 28, 2008 letter that was sent on the letterhead of Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”), which is the general partner of Costa Brava, and of which Seth Hamot, Class D Director, is the managing member, to Goodman & Company, LLP (“Goodman”), which had served as the Company’s independent auditor prior to the engagement of Reznick. The letter also was blind-copied to Reznick. The letter demanded that Goodman withdraw its audit opinion for the years 2006, 2005, and 2004, and threatened further legal action against Goodman, stating “Costa Brava reserves its right to bring claims against Goodman for any damages resulting from clean audit opinions relating to past or future financial statements.”

After Reznick resigned citing impairment to its independence as a result of communications from the Class D Directors, the Company filed a Counterclaim on April 23, 2008, in an effort to prevent the Class D Directors from engaging in any further acts of misrepresentation, interference and improper influence upon the Company’s independent auditors regarding, among other things, a specific accounting treatment (from that of a non-current liability to that of a current liability) for their holdings in the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”). The Counterclaim states claims against the Class D Directors for Tortuous Interference with Contractual Relationship with Goodman (Count I); Tortuous Interference with Contractual Relationship with Reznick (Count II); Tortuous Inference with Economic or Business Relations with Goodman (Count III); Tortuous Inference with Economic or Business Relations with Reznick (Count IV); Breach of Fiduciary Duty by Hamot (Count V); and Breach of Fiduciary Duty by Siegel (Count VI).

On May 1, 2008, the Court issued an order “to preserve the status quo until a hearing may be conducted.” The Status Quo Order, among other things, stated that the Class D Directors must “cease, desist and refrain from any and all direct or indirect, verbal or written, contact or communication with the Company’s past, current and future auditors, including without limitation Goodman & Company, LLP, (“Goodman”) and Reznick Group (“Reznick”), acting either singly or in concert with others, and either directly with any such auditors and/or with their agents or employees.”

On June 20, 2008, the Company filed its First Amended Counterclaim supplementing and updating its allegations.

On June 27, 2008, the Court granted the Company’s motion for Preliminary Injunction against the Class D Directors regarding their interference with the Company’s relationship with its current and former auditors. The Court ordered Hamot and Siegel to:

… cease, desist and refrain from any and all direct and indirect contact or communications (whether verbal, written, or otherwise) with Goodman, Reznick, or any other former, current or future auditors of Telos Corporation, or with any agents or representatives of any such auditors, regarding the conduct herein prohibited, during the pendency of this litigation or until such time as Telos obtains audited financial statements for 2007 and files its 10-K with the SEC.

The Court further prohibited Hamot and Siegel from:

… engaging in contacts, communications or other conduct prohibited by this Order acting either singly or in concert with others, including any entities that they control or through which they operate, including, but not limited to, Costa Brava, RRHCM and RRH [Roark, Rearden, & Hamot Capital Management, LLC and Roark, Rearden & Hamot entities, respectively]. It also specifically prohibits any such actions or conduct undertaken through or in concert or collusion with other persons or entities, including, but not limited to, Wynnefield Partners Small Cap Value, L.P. (“Wynnefield”), Paul Berger or any other ERPS holders.

The Order further states:

In this case, Telos has contractual relationships with both Reznick and Goodman, which are reflected in their engagement letters with Telos, and Hamot and Siegel had knowledge of these relationships. The record further indicates that Hamot and Siegel intentionally interfered with these relationships, and that their interference caused the non-performance by Reznick and Goodman of the services they were engaged to perform, as well as Reznick’s termination of the engagement. Thus, Telos has raised a substantial claim for tortuous interference with contract under the facts presented.

… As discussed above, the record indicates that Telos is likely to demonstrate that Hamot and Siegel intentionally sought to interfere with Reznick’s audit through questionable and potentially misleading communications and barely-veiled threats of litigation, and that their interference caused Reznick to resign. Telos, therefore, has also raised claims going to the merits of its count for tortuous interference with business or economic relations.

The Order also states that “Telos is likely to demonstrate that their conduct was not just wrongful, but unlawful.” It further states that “Telos is likely to show that Hamot and Siegel used potentially misleading communications and threats of litigation in an effort to dictate the accounting treatment that Reznick should adopt, thereby running afoul of Sarbanes-Oxley section 303 and SEC Rule 13b2-2 and providing another basis for liability for tortuous interference with business or economic relations.”

In addition, the Order states:

Here, the conduct by Hamot and Siegel indicates that they put their interests ahead of the corporation they were supposed to be serving and sought to disrupt the company’s essential relationships to serve their own ends. Indeed, even after being advised at Telos’ April 2, 2008, board meeting that their conduct was jeopardizing the company’s relationship with its auditor, they continued to send more communications to Reznick attempting to influence its opinions. … Given the record before the Court, it appears that Telos likely will be able to demonstrate that Hamot and Siegel breached their fiduciary duties to the company.

Lastly, the Order states that “the public interest favors Telos.” It states:

When directors with conflicted interests are allowed to interfere with [the audit] process, the public’s interest in the integrity of the process – and its interest in the integrity of the financial information that ultimately will be provided to the investing public – suffers. Moreover, it also is in the public interest to protect the operational status quo of an ongoing viable business, which employs over 500 people and provides essential services to the United States military.

The Class D Directors filed a Motion to Dismiss the Counterclaim on May 21, 2008 and it was denied on July 24, 2008.

On July 16, 2008, the Class D Directors filed a Motion for Stay of Enforcement of Interlocutory Order in the Circuit Court seeking a stay of enforcement of the June 27, 2008 preliminary injunction. The Circuit Court denied the Class D Directors’ motion on August 15, 2008.

On July 25, 2008, the Class D Directors filed a Notice of Appeal of the June 27, 2008 Preliminary Injunction with the Court of Special Appeals of Maryland.

On July 30, 2008, the Class D Directors filed in the Court of Special Appeals of Maryland a motion to stay enforcement of the June 27, 2008 preliminary injunction pending appeal of the preliminary injunction. The motion was denied without prejudice on August 5, 2008. The Class D Directors filed a renewed motion to stay the preliminary injunction in the Court of Special Appeals on August 20, 2008 and that motion was denied on September 15, 2008.

On October 2, 2008, the Company filed a Second Amended Counterclaim which added a Count VII, requesting that the Court issue a declaratory judgment that the Class D Directors are not entitled to indemnification or the advancement of expenses under Maryland law.

The oral argument on the Class D Directors’ appeal of the June 27, 2008 preliminary injunction took place before the Court of Special Appeals of Maryland on November 3, 2008. The Court of Special Appeals took the matter under advisement and, to date, has not issued a decision on the appeal.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to the Class D Directors’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny the Class D Directors’ claims, will vigorously defend the matter, and continue to oppose the relief sought.

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

Restricted Stock Grants

In June 2008, the Company issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, the Company granted 7,141,501 shares of restricted stock to its executive officers and employees. In September 2008, the Company granted 480,000 shares of restricted stock to certain of its directors. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vest immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. The Company is still evaluating the impact of the restricted stock grant on the financial statements but does not expect it to result in a material charge.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in public filings, on July 9, 2007, the Company’s previous principal independent registered public accountant, Goodman & Company, L.L.P. (“Goodman”) resigned as the Company’s independent accountant effective July 24, 2007. Goodman resigned because it believed that its independence had been impaired. In particular, Goodman determined that it could no longer serve as the Company’s independent accountant because Seth W. Hamot and Andrew R. Siegel, the Class D members of the Board of Directors, had been elected to the Company’s Board effective June 18, 2007.

Following such resignation, effective September 17, 2007, the Audit Committee of the Board of Directors retained Reznick Group, P.C. (“Reznick”) as the Company’s principal independent registered public accountant. However, on April 16, 2008, Reznick resigned, stating that “As a result of certain communications from Class D members of the Board of Directors, Reznick Group believes that its independence has been impaired.” Reznick perceived these communications as threatening litigation and attempts to influence its opinion on certain accounting issues. On April 23, 2008, the Company filed a Counterclaim and a Motion for Preliminary Injunction against the Class D members for their improper communications with Reznick. On June 27, 2008, the Court entered a Preliminary Injunction and ordered Mr. Seth Hamot and Mr. Andrew Siegel, the Class D members, to:

… cease, desist and refrain from any and all direct and indirect contact or communications (whether verbal, written, or otherwise) with Goodman, Reznick, or any other former, current or future auditors of Telos Corporation, or with any agents or representatives of any such auditors, regarding the conduct herein prohibited, during the pendency of this litigation or until such time as Telos obtains audited financial statements for 2007 and files its 10-K with the SEC.

Following such resignation, effective September 5, 2008, the Audit Committee of the Company engaged BDO Seidman, LLP (“BDO”) as the Company’s principal independent registered public accountant. Pursuant to such engagement, BDO was retained to audit the Company’s financial statements for the fiscal year ended December 31, 2007. BDO will also perform a review of the unaudited condensed quarterly financial statements to be included in Form 10-Qs filed with the SEC for quarters ended June 30, 2007, March 31, 2008, June 30, 2008, and September 30, 2008; and of the unaudited financial information for the quarters ended March 31, 2007, September 30, 2007 and December 31, 2007 to be included in a note to the annual financial statements to be included in this Form 10-K.

During the Company’s two most recent fiscal years and subsequent interim periods, there have been no disagreements, as defined in Item 304 of Regulation S-K, with the Company’s former principal independent registered public accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of such accountants would have caused them to make reference thereto in their report on the financial statements for such years as required by Item 304(a)(1)(iv) of Regulation S-K. In addition, during such periods, there have been no reportable events as defined by Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T). Controls and Procedures

Inherent Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believes that the Company’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, management does not expect that such disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

As previously disclosed, effective July 13, 2007, the Company’s Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is certain biographical information concerning the directors and executive officers of the Company. The term of each of the directors to be elected at the Annual Meeting continues until the next annual meeting of shareholders and until his successor is elected and qualified, except the Class D Directors, whose terms will expire when all accumulated dividends on the Public Preferred Stock have been paid, or their successors are elected and qualified, whichever occurs earlier.

Directors

Name	Age	Biographical Information
John B. Wood	45	President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Wood joined the Company in 1992 as Executive Vice President and Chief Operating Officer (“COO”) and in 1994 was named President and Chief Executive Officer (“CEO”). In March 2000, he was appointed to the newly created position of Executive Chairman of the Board, which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January 2003, Mr. Wood resumed the positions of President and CEO. Mr. Wood has also served as Chairman of Enterworks, Inc., a Company affiliate, since January 1996; and as CEO of Enterworks, Inc. from January 1996 to November 2005. Prior to joining the Company, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on several advisory boards and one foundation board.

Bernard C. Bailey	55	President and CEO of Paraquis Solutions LLC, a privately held consulting and IT services firm, since 2006. Mr. Bailey’s career spans over two decades of management experience in the high technology and security industries. He served most recently from August 2002 to September 2006 as the President and CEO of Viisage Technology, Inc., a leading provider of advanced technology identity solutions. Under his four years of leadership, Viisage’s market capitalization grew from $60 million to over $1 billion. During that period, the company executed nine acquisitions, eventually culminating in the formation of L1 Identity Solutions, a NYSE listed company. Prior to Viisage, from January 2001 to August 2002, Mr. Bailey served in various executive roles, including COO at Art Technology Group, a leading provider of e-commerce software. From 1984 to 2001, Mr. Bailey held a variety of finance, sales, marketing, and operations positions at IBM, where he also served in executive roles involved in the growth and development of IBM Global Service’s systems integration and consulting business lines. Mr. Bailey has been a member of the Company’s Board of Directors since October 2006. In addition to his duties with Telos, Mr. Bailey serves as a director on the board of Lasercard Corporation (NASDAQ: LCRD) and Spectrum Control, Inc. (NASDAQ:SPEC).

David Borland	60	President of the Borland Group, an information technology consulting company, since January 2004. Mr. Borland was elected to the Board of Directors in March 2004 after retiring as Deputy Chief Information Officer (“CIO”) of the U.S. Army with more than 30 years of experience in the U.S. Government. Mr. Borland’s career Army experience also includes serving as Vice Director of Information Systems for Command, Control, Communications, and Computers; Director of the Information Systems Selection and Acquisition Agency; and numerous other positions. From 1966 through 1970, Mr. Borland served in the U.S. Air Force. Mr. Borland has received numerous awards, including the Meritorious Presidential Rank Award for Senior Executive Service Members (1996 and 2003), the Distinguished Presidential Rank Award (2000), and the United States Army Decoration for Exceptional Civilian Service (1998 and 2003).

William M. Dvoranchik	62	Retired President, Electronic Data Systems (“EDS”) Federal Government. Mr. Dvoranchik was elected to the Company’s Board of Directors in October 2006. From 1999 to 2001, Mr. Dvoranchik was President of EDS Federal Government, where he oversaw all aspects of EDS’ relationship with the U.S. Government. He retired in August 2001 after more than 30 years with EDS. Mr. Dvoranchik joined EDS as a systems engineer in 1971, and later was appointed manager of the National Information Systems account. He next served as Vice President for EDS’s savings and loan business division, and as division manager for banking and thrift institutions. He became Vice President of EDS Government Services in 1986 and President in 1989. Mr. Dvoranchik was appointed President of EDS State and Local Government in 1997. He was appointed President of EDS Government Enterprise Solutions in January 1999 and assumed the position of President of EDS Federal Government in September of that year. For over 20 years, Mr. Dvoranchik served as chairman of the board of the EDS Employees Federal Credit Union, with assets of more than $400 million.

Seth W. Hamot	46	Managing Member, Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”), and owner of Roark, Rearden & Hamot, Inc. (“RRHI”), since 1997, and President of Roark, Rearden & Hamot, LLC (“RRH”) since 2002. Mr. Hamot has been a director of the Company since June 18, 2007. Mr. Hamot was nominated for election to the Board of the Company by Costa Brava Partnership III L.P. (“Costa Brava”), an investment fund and a holder of the Company’s Public Preferred Stock. Since 1997, Mr. Hamot has been the Managing Member of RRHCM and the owner of RRHI, the corporate predecessor of RRHCM. RRHCM is the investment manager to Costa Brava, whose principal business is to make

Name	Age	Biographical Information
		investments in, buy, sell, hold, pledge and assign securities. Mr. Hamot is also the President of RRH, the general partner of Costa Brava. Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities. Mr. Hamot is currently the Interim Non-executive Chairman of the Board of Bradley Pharmaceuticals Inc., a NYSE listed specialty pharmaceutical company, and serves as a member of that company’s audit committee. Mr. Hamot is also a Director of CCA Industries, Inc., an AMEX listed manufacturer of health and beauty aids, and serves as a member of the audit and compensation committees of CCA Industries, Inc.

Lieutenant General Bruce R. Harris (USA, Ret.)	74	Retired, United States Army Lieutenant General. Mr. Harris was elected to the Board in August 2006. He retired from the United States Army in September of 1989 after more than 33 years of continuous active duty. At the time of his retirement, Mr. Harris was the Director of Information Systems for Command, Control, Communications and Computers in the Office of the Secretary of the Army, Washington, D.C. In that capacity, he served as the principal advisor to the Secretary and Chief of Staff of the Army on all aspects of policy, planning, resourcing and acquisition of communications, automation, information management and command and control systems in the United States Army. Since his retirement, Mr. Harris has worked with many of America’s leading corporations as a consultant on matters relating to the development of strategic and business plans, resource planning and budget formulation. Mr. Harris is also a director of Hunter Defense Technologies, a privately held company focused on the development of comprehensive solutions to provide shelter, heat, power generation and chem/bio protection for a wide variety of military and homeland security applications.

Lieutenant General Charles S. Mahan, Jr. (USA, Ret.)	62	Retired Vice President and General Manager of the Law Enforcement and Security strategic business unit of DynCorp International, a company providing technology and professional services solutions to government and commercial clients worldwide, where he served from January 2007 to July 2008. From July 2006 to December 2006, he served first as President and Chief Operating Officer of Horne Engineering Services, LLC, an engineering services firm, and then as Chief Operating Officer of Horne International, an affiliate of Home Engineering Services, LLC. From July 2005 to July 2006, he was Vice President of Homeland Security and Defense for SAP Public Services, Inc. (a U.S. business unit of the German software giant, SAP AG), where he led both SAP’s Homeland Defense practice and its business development efforts supporting federal, state, and local government organizations. Immediately following his November 2003 retirement from the Army, where he attained the rank of Lieutenant General and served as the Army’s Deputy Chief of Staff for Logistics, Mr. Mahan joined The Home Depot, Inc., a home repair materials company, serving as Senior Director of its Government Solutions Group. Mr. Mahan has been a member of the Telos’ Board of Directors since August 2006. He currently serves on the National Board of Directors of The Society of International Logistics, the National Board of Trustees for the Fisher House Foundation, and the National Defense Industrial Association (Washington Chapter).

Robert J. Marino	71	Executive Vice President, Special Projects for the Company. Mr. Marino joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. In January 1994, Mr. Marino was appointed to President of Telos Systems Integration, a division of the Company, and in January 1998, he was appointed to Chief Sales and Marketing Officer, a position he held until June 2004 at which time he was appointed Executive Vice President for Special Projects. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Marino was elected to the Board of Directors of the Company in June 2004.

Andrew R. Siegel	39	Senior Vice President, RRHCM since 2005. Mr. Siegel has been a director of the Company since June 18, 2007. Mr. Siegel was nominated by Costa Brava, a holder of the Company’s Public Preferred Stock. Mr. Siegel is currently a director of TechTeam Global Inc., a NASDAQ company, and serves as a member of that company’s audit committee. Prior to joining RRHCM, from 2003 to 2004, Mr. Siegel was a member of DebtTraders Ltd. Prior to that, from 2000 to 2002, he worked for Deutsche Bank Securities. In addition, in 2002, he was the founding member of White Bay Capital LLC of which he remains a member. Mr. Siegel received a Bachelor’s Degree from American University and a Masters Degree in Business Administration from the University of Maryland.

Jerry O. Tuttle	73	Retired United States Navy Vice Admiral. Mr. Tuttle was elected to the Board of Directors in August 2006. He retired from the United States Navy in 1993 following a 39-year career that included assignments to numerous attack and fighter squadrons as well as leadership of key information technology programs. Mr. Tuttle is widely regarded as an information technology strategist, having created Navy’s 4I Joint Operations Tactical System. In 1989, he became Director, Space and Electronic Warfare, an assignment he held until retirement. Since February 2002, he has been President and CEO of J.O.T. Enterprises, an information systems and command, control, communications, intelligence, surveillance and reconnaissance consulting company. Previous executive positions were, from June 2000 to February 2002, as President of REL-TEK Systems & Design (now Savantage Financial Services), an employee-owned software development firm; from 1996 to 2000, as President of ManTech International’s largest subsidiary, ManTech Systems Engineering; and, from 1993 to 1996, as Vice President for business development and chief staff officer with Oracle Government.

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

Management Development and Compensation Committee (“Compensation Committee”)

Members: William M. Dvoranchik (Chairman), David Borland, Bruce R. Harris

The Management Development and Compensation Committee is comprised of three members of the Board of Directors, who meet the independence requirements pursuant to Rule 4200(a)(15) of the NASDAQ Marketplace. The Compensation Committee is comprised of independent directors William M. Dvoranchik (Chairman), David Borland, and Bruce R. Harris. None of these individuals is a former officer or employee of Telos or has served as an officer or employee of Telos during the fiscal year ended December 31, 2007. In addition, no member of the Compensation Committee was engaged in any related person transactions as defined under the Exchange Act. The Board of Directors has adopted a Compensation Committee charter which is available on the Company’s website at www.telos.com.

Nominating and Corporate Governance Committee (“Nominating Committee”)

Members: John B. Wood (Chairman), David Borland, Bruce R. Harris, Robert J. Marino, Jerry O. Tuttle

The Nominating and Corporate Governance Committee is comprised of five members of the Board of Directors, with a majority of independent directors. The Nominating Committee consists of directors Borland, Harris and Tuttle, serving as independent directors pursuant to Rule 4200(a)(15) of the NASD; and Messrs. Marino and Wood (Chairman) who, pursuant to that rule, are not independent. The Board of Directors has adopted a Nominating Committee charter which is available on the Company’s website at www.telos.com.

Meetings of the Board of Directors and Committees of the Board of Directors

During the fiscal year ended December 31, 2007, the Board of Directors held 16 meetings. Each director attended over 75 percent of the aggregate number of meetings of the Board and the committees of the Board on which he served.

Eight directors, namely Messrs. Bailey, Dvoranchik, Harris, Mahan, Marino, Siegel, Tuttle, and Wood attended the Company’s 2007 annual meeting of shareholders.

Executive Officers

Set forth below is biographical information concerning the Company’s executive officers, who are appointed by the Board of Directors and serve until their successors are appointed and qualified.

Name	Age	Biographical Information
Michael P. Flaherty	63	Executive Vice President, General Counsel and Chief Administrative Officer. Mr. Flaherty joined the Company in January 2001 as Executive Vice President, General Counsel and Chief Administrative Officer. Prior to joining the Company, Mr. Flaherty was “of counsel” with the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and CEO of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee. Mr. Flaherty holds a Bachelor of Arts from Boston University and a Juris Doctor from the Columbus School of Law of Catholic University of America.

Edward L. Williams	48	Executive Vice President and Chief Operating Officer. Mr. Williams joined the Company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and Defense Contract Audit Agency compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of the Company’s operations. Mr. Williams was named Executive Vice President and COO in 2003 and Interim CFO in October 2003. He stepped down as Interim CFO of the Company in January 2005. Prior to joining the Company, Mr. Williams was the CFO for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a Bachelor of Science in Finance from the University of Maryland.

Name	Age	Biographical Information
Michele Nakazawa	51	Senior Vice President, Chief Financial Officer. Ms. Nakazawa joined the Company in March 2004 as Vice President and Controller. In January 2005, Ms. Nakazawa was promoted to Senior Vice President and appointed to serve as CFO. Ms. Nakazawa has over 20 years experience in finance and accounting. Prior to joining the Company, she held various positions, including CFO of Ubizen, Inc., a U.S. subsidiary of a publicly-held Belgian company, from 1999 to 2003; Controller and Treasurer of National Security Analysts, Inc. from 1991 to 1997, and financial analyst for Federal Systems Division of IBM, Inc. from 1983 to 1990. Ms. Nakazawa is a Certified Public Accountant and holds a Masters of Science in Accounting from American University and a Bachelor of Arts in Chemistry from Goucher College.

Robert J. Brandewie	60	Senior Vice President, Identity and Security Solutions. Mr. Brandewie joined the Company in November 2007 as Senior Vice President of Identity and Security Solutions. He is responsible for directing the Company’s efforts in assisting government organizations in effectively meeting increased security challenges with innovative services and software solutions. Prior to joining the Company, Mr. Brandewie was a Public Sector Solutions group vice president for ActivIdentity Corp., a provider of identity assurance solutions for business and government worldwide, from July 2006 to November 2007, and a director of the Defense Manpower Data Center (“DMDC”) from July 2004 to July 2006. Mr. Brandewie had joined DMDC in 1974 and in his 32 years at DMDC, was responsible for the management of a dozen major operational programs. He was an architect of DoD’s Common Access Smart Card system, and was responsible for the oversight of the largest and most comprehensive automated personnel database in the department. Mr. Brandewie has a Bachelor of Arts in psychology from the University of Connecticut and a Master of Arts in administrative sciences from Yale University. Mr. Brandewie has received numerous awards, including the Presidential Rank Award of Distinguished Executive (2006) and the Secretary of Defense Medals for Meritorious and Exceptional Civilian Service, respectively.

Richard P. Tracy	47	Senior Vice President, Chief Security Officer, Chief Technology Officer. Mr. Tracy joined the Company in October 1986 and held a number of management positions within the Company’s New Jersey operation. In February 1996, he was promoted to Vice President of the Telos information security group and in this capacity established a formidable information security consulting practice. In February 2000, Mr. Tracy was promoted to Senior Vice President for operations and helped launch the Xacta business lines, the Company’s segment focusing on information security. Since that time, Mr. Tracy has pioneered the development of innovative and highly scaleable enterprise risk management technologies that have become industry-leading solutions within the federal government and the financial services verticals. He is the principal inventor listed on four patents and seven patents pending for Xacta software. Mr. Tracy assumed the role of Chief Security Officer for Telos and Xacta in 2004 and Chief Technology Officer in 2005 and President of the Company’s subsidiary, Teloworks, Inc. in 2008.

Alvin F. Whitehead	59	Senior Vice President, General Manager, Xacta Division, since 2008. Mr. Whitehead joined Telos in 1999 as Vice President of New Business Opportunities, focusing on emerging business areas including Information Security, Secure Messaging and Data Integration. In 2000, he became Vice President, Program Management. Prior to Telos, Mr. Whitehead spent 28 years in the Army, retiring as Chief of Staff of the Defense Information Systems Agency (“DISA”). During his four years as Chief of Staff, he was responsible for coordinating the Agency’s 8000-person staff and its $4.0 billion budget. He was instrumental in establishing the DoD’s Computer Emergency Response Team and integrating it into the Global Network Operations Center. Mr. Whitehead has a Bachelor of Arts from Virginia Polytechnic Institute and State University, and a Master of Public Administration from George Washington University.

Brendan D. Malloy	43	Senior Vice President, General Manager, Secure Networks Division, since 2008. Mr. Malloy joined the Company in 1996, serving initially as a senior account executive before being promoted to director of DoD Sales, and later to Vice President of DoD Sales. In January 2005, he was appointed Senior Vice President of sales. He currently leads the Secure Networking Solutions organization in support of opportunities in DoD, federal agencies, and the intelligence community, as well as channel relationships through the Telos Partner Program. He held previous sales positions with QMS Federal and Printer Plus. Mr. Malloy is a 1988 graduate of Curry College.

Ralph M. Buona	53	Vice President, Business Development. Mr. Buona joined the Company in September 1994 and was promoted to Vice President of Business Development in September 1995, cultivating new business in the areas of information operations/assurance, enterprise management, enterprise integration, wireless networking, advanced messaging, and traditional systems integration. During the year 2007, he oversaw the Company’s Managed Solutions division and in 2008, he returned to lead the Company’s business development. Prior to joining the Company, he served with Contel Information Systems, Federal Information Technologies, and Cincinnati Bell Information Systems. Mr. Buona began his career as an Air Force officer and concluded with the Air Force Space Command and NORAD where he was responsible for managing software development and IA activities associated with the advanced early warning missile defense systems. He holds a Bachelor of Science degree in Management from the United States Air Force Academy and a Masters of Science in Systems Management from the University of Southern California.

Ronald J. Dorman	46	Vice President, Information Assurance. Mr. Dorman joined the Company in July 2004 as program director for messaging and information security. He was promoted to Vice President of Information Assurance in November 2005 and presently provides oversight and program management for IA solutions including Xacta IA Manager and IA services engagements for DoD and federal customers. From August 1999 to July 2004, Mr. Dorman served with DISA, becoming Deputy Director of the C4I Program Integration, then Principal Director for Interoperability, where he was responsible for end-to-end interoperability between systems within the Global Information Grid. Mr. Dorman led the DoD PKI Program’s design, implementation, and operations, and successfully partnered with other agencies and services to field Common Access Cards

Name	Age	Biographical Information
		globally at military bases and other sites. He served earlier with NATO, the Department of the Navy, and with McLaughlin Research Corporation. Mr. Dorman has a Bachelor of Science in Mechanical Engineering from Virginia Polytechnic Institute and State University.

Mark Griffin	48	President, General Manager, Telos Identity Management Solutions LLC. Mr. Griffin joined the Company in 1984 as program manager. He was promoted to Vice President for the Company’s Traditional Business Division in January 2004 and to Vice President, Identity Management, effective January 2007. He was appointed in April 2007 to head the newly formed Telos Identity Management Solutions, LLC (doing business as Xacta Identity Management Solutions). Mr. Griffin has over 20 years experience in government IT contracting, materials management and systems integration projects in the electronics and communications fields. He has been involved in day-to-day operations of and has had overall management responsibility for many of Telos’ most critical programs for the Army, Navy, Federal Aviation Administration, DMDC, General Services Administration and Immigration and Naturalization Services. Mr. Griffin holds a Bachelor of Science in Engineering from Virginia Polytechnic Institute and State University.

David S. Easley	37	Controller. Mr. Easley joined the Company in April 2005 as Director of Finance & Accounting. In October 2005, Mr. Easley was promoted to Controller. Prior to joining the Company, Mr. Easley held various positions, including Controller for Applied Predictive Technologies, Inc., a software and consulting company from 2000 until joining the Company; and Senior Accountant with Beers & Cutler PLLC in Washington, D.C. Mr. Easley is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Kentucky.

Masters, Francis M.	64	Vice President, Secure Messaging Solutions. Mr. Masters joined the Company in 1999 as an automated message handling systems engineer and program manager and was appointed Vice President, Secure Messaging Solutions, in October 2005. Before joining Telos, Mr. Masters served in the U.S. Air Force for 20 years as an air intelligence officer, targeting officer and signals intelligence officer. He also has extensive experience as a systems architect and project engineer and served as Vice President of Communications Systems at California Microwave Inc., now the California Microwave Systems division of Northrop Grumman, between February 1987 and July 1999. Mr. Masters earned a Bachelor of Arts in government and economics from the University of North Texas in 1966 and attended the Law School at the University of Houston beginning in 1967. Additionally, he is a graduate of the Air Force School of Applied Crypotologic Sciences and the U.S. Air Force’s Squadron Officer School and Air Command and Staff College. He is a member of the Armed Forces Communications and Electronics Association.

Each of the directors and executive officers of the Company is a United States citizen.

Legal Proceedings Involving Directors, Officers, Affiliates and/or Beneficial Owners

For a discussion of legal proceedings involving current and former directors, officers, and beneficial owners, see Item 3 – Legal Proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1933 requires officers, directors and owners of more than 10% of any class of the Company’s equity securities to file reports, including reports of changes in ownership of the Company’s registered equity securities, with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) reports so filed.

Based on a review of the copies of reports received and on written representations from the Company’s reporting persons, the Company has determined that Mr. Hamot and Mr. Siegel did not file Form 4, reporting their election as directors, until April 2008. In addition, the Form 3 reporting Mr. Brandewie’s and Mr. Malloy’s appointment as an executive officers of the Company were not filed until January 2008 and April 2008, respectively.

Corporate Governance

The Company has adopted a Code of Ethics applicable to all employees of the Company including the Chief Executive Officer, the Chief Financial Officer, and the Controller, which is available on its website at www.telos.com. In the event that the Company amends its Code of Ethics or grants a waiver from its restrictions to a person covered by the Code of Ethics, the Company intends to provide this information on its website.

There have been no changes in the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

For discussion concerning the Company’s Management Development and Compensation Committee, see Item 10 – Directors, Executive Officers, and Corporate Governance, Management Development and Compensation Committee.

Compensation Philosophy and Objectives

The Company’s compensation program is designed to support the achievement of the Company’s business and financial goals. The program is periodically reviewed by the Management Development and Compensation Committee (“Compensation Committee”) which is responsible for implementing and monitoring adherence to the Company’s compensation philosophy.

The primary objectives of the compensation program are:

•	To attract and retain highly talented and results-oriented executives who are critical to the Company’s long-term success and growth;

•	To align the goals of the Company’s key employees, including its named executive officers, with the best interests of the Company;

•	To reward performance; and

•	To achieve shareholder value.

The individual components of the compensation program (annual salary; short-term incentive compensation; long-term incentive compensation; and perquisites) are designed to meet these objectives and together are intended to be competitive in the marketplace. The overall compensation package is based on the following considerations:

•	Compensation should consist of fixed and at-risk compensation, with the at-risk compensation encouraging improved annual and long-term performance;

•	Compensation should be a mix of annual and long-term compensation, with the long-term compensation encouraging retention and attainment of long-term performance goals;

•

Compensation should be a mix of cash and equity, with cash rewarding achievement of goals and equity encouraging retention and long-term performance. Additionally, the Board continues to support equity ownership by the management team to align the interests of management with the Company’s long-term corporate performance.

Elements of Compensation and Benefits

For 2007, the Compensation Committee relied on a competitive analysis of top executive positions conducted for the Company in late 2006 by Watson Wyatt, an independent compensation consulting firm. Watson Wyatt benchmarked all aspects of executive compensation of the chief executive officer, executive vice presidents, senior vice presidents, and vice presidents and reported its data at the 50th and 75th percentiles of the competitive market. Watson Wyatt selected a comparative group from technology solutions companies of similar size. The comparative group was comprised of the following sixteen companies: Actuate Corp.; Advent Software; Ansys Inc.; Blackboard; Epicor Software Corp; Informatica Corp; Interwoven; Lion Bridge Technologies, Inc.; Microstrategy, Inc.; Netscout Systems, Inc.; Open Solutions, Inc.; Radiant Systems, Inc.; Telecommunications Systems, Inc.; Tyler Technologies, Inc.; WebMethods, Inc.; Wind River Systems, Inc.

Determination of management’s compensation is primarily discretionary. Individual performance, teamwork, and other qualitative judgments are also part of this compensation process.

Base Salary

The Company provides its executive officers and employees with a base salary to compensate them for services rendered during the fiscal year. The relative levels of base salary for executive officers are designed to reflect each executive officer’s professional expertise and scope of responsibility and accountability within the Company. Base salaries are generally established at levels sufficient to attract and retain an effective management team when considered in connection with the performance-based components of the Company’s overall compensation program. Based on the Watson Wyatt analysis, base salaries were increased during 2007, as follows:

Name	(1) 2006 Base Salary	(1) 2007 Base Salary		Increase	Percentage Increase
John B. Wood	$350,000	$450,000	(2)	$100,000	28.6%
Michele Nakazawa	$160,000	$235,000		$75,000	46.9%
Michael P. Flaherty	$300,000	$315,000		$15,000	5.0%
Edward L. Williams	$255,000	$325,000		$70,000	27.5%
Brendan D. Malloy	$175,000	$200,000		$25,000	14.3%

(1)	Amount represents the base salary in effect at the end of year
(2)	Mr. Wood received two increases in 2007. The first increase was on January 1, 2007, to $400,000, and the second was on May 1, 2007, to $450,000

In 2008, the Compensation Committee approved increases in the base salaries for certain of the named executive officers. Effective July 1, 2008, Ms. Nakazawa’s salary was increased to $280,000. Effective March 1, 2008, the salaries of Messrs. Flaherty, Williams and Malloy were increased to $325,000, $338,000, and $207,979, respectively.

Each year, the CEO of the Company proposes the compensation level for the executives reporting directly to him as well as for their direct reports. The Compensation Committee reviews these recommendations and, following discussion with the CEO, makes final recommendations with respect to the compensation for those executives. The CEO has no role in the establishment of his compensation.

Incentive Bonus Plan

The short-term incentive compensation for executive officers and key employees is the performance-based cash bonus paid during and subsequent to fiscal year end. Participants in the incentive bonus plan are senior managers, including the named executive officers. A portion of the bonus pool may be utilized to recognize and reward other key contributors company-wide.

For 2007, the bonus plan had two distinct pools: the quarterly bonus pool to award division business line management and their respective employees based on achievement of quarterly targets, and the management incentive plan pool which includes the executive management and the business line management and is paid on an annual basis after the performance is known. Awards under this plan to the named executive officers, except the chief executive officer, are based upon achievement of annual performance metrics. Based on the Watson Wyatt analysis, the 2007 bonus pool target for achievement at plan was established at $3.7 million. Annual performance targets were established to measure actual performance against plan and determine the total earned bonus pool amount for 2007. The performance targets are weighted as follows (in thousands):

Budgeted orders	$190,000	10%
Budgeted revenue	$195,000	10%
Budgeted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)	$13,600	45%
Budgeted working capital improvement	$10,000	35%

Each metric is evaluated based upon actual performance versus budget. Actual achievement is measured as a percentage over or under plan, weighted in accordance with the established metrics and applied against the planned bonus pool to determine the total earned bonus pool for the year. Pursuant to the incentive bonus plan and in accordance with actual 2007 achievement of established metrics, the earned 2007 bonus pools funded at $5 million.

No performance-based bonuses were paid to the named executive officers for the years 2005 and 2006. In 2007, the targets established for the incentive bonus plan were greatly exceeded and resulted in the following bonuses paid and/or accrued for 2007: Mr. Williams $500,000; Mr. Flaherty $300,000; Ms. Nakazawa $270,000; and Mr. Malloy $200,000. Some portion of the accrued bonus will be deferred and paid after year-end 2008. These amounts are as follows: Mr. Williams $100,000; Mr. Flaherty $50,000; and Ms. Nakazawa $50,000.

The metrics established to determine the CEO’s participation in the incentive bonus plan are similar to the performance targets for other senior managers except that the metrics include a general management subcomponent and are weighted as follows (in thousands):

Budgeted orders	$190,000	15%
Budgeted revenue	$195,000	20%
Budgeted EBITDA	$13,600	15%
Budgeted Earnings Before Interest and Taxes (“EBIT”)	$11,600	15%
Budgeted working capital improvement	$10,000	15%
General management		20%

At least 80% of the goals, which are based on the Company’s 2007 budget, must be attained to achieve the targeted bonus. Pursuant to the incentive bonus plan for the chief executive officer, and in accordance with 2007 achievement of established metrics, Mr. Wood was awarded a bonus in the amount of $600,000. Of that amount, $150,000 will be deferred and paid after year-end 2008.

Long-Term Incentive Compensation

As of December 31, 2007, the Company had not issued any long-term incentive compensation, including options, to any of its named executives since 2004.

In 2007, the Compensation Committee obtained the advice of a compensation consulting firm, Watson Wyatt, concerning the replacement of the Company’s stock option plans and the stock option plans of two of its subsidiaries, Xacta Corporation and Telos Delaware, Inc., with the goal of providing a better plan for long-term compensation. Watson Wyatt recommended establishing an omnibus long-term incentive plan, allowing, among other things, for the issuance of stock options and restricted stock. As a consequence, at the recommendation of the Compensation Committee, on February 5, 2008 the Board adopted the Telos Corporation 2008 Omnibus Long-Term Incentive Plan (“2008 Plan”) which was subsequently approved by the Company’s Class A and Class B Common Stockholders at a special meeting of stockholders held on February 21, 2008.

The Compensation Committee determined that the interests of the Company, its employees, as well as its stockholders would be served best if the holders of stock options were given the choice to exchange their stock options for restricted stock. Such approach would provide the employees with the opportunity to choose between the more certain benefit associated with restricted stock rights and the potentially more valuable, though less certain, benefit they might realize by retaining their stock options, and better align the employees’ interests with the Company’s goals.

On March 10, 2008, the Board, at the recommendation of the Compensation Committee, approved the grant of up to 15,000,000 shares of restricted stock pursuant to the 2008 Omnibus Long-Term Incentive Plan, in exchange for the stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In June 2008, the Company exchanged and additionally granted the following restricted stock to its named executives: Mr. Wood: 1,172,500 shares exchanged and 2,589,965 shares granted; Ms. Nakazawa: 10,000 shares exchanged and 690,250 shares granted; Mr. Flaherty: 635,000 shares exchanged and 230,000 shares granted; Mr. Williams: 480,300 shares exchanged and 594,700 shares granted; Mr. Malloy: 91,600 shares exchanged and 408,400 shares granted.

Perquisites

The Company provides a limited number of perquisites to its executive officers, designed to allow the executives to work more efficiently and to help the Company remain competitive by retaining talented and dedicated executives. The Compensation Committee believes that the perquisites are consistent with the Company’s overall compensation program. See “All Other Compensation” of the Summary Compensation Table below for details about perquisites provided to the named executive officers.

•	Health club allowance in the amount of $1,200 per year

•	Executive long-term care insurance ranging, depending on age, between $10,779 and $13,717 per year

•	Payment of golf club membership, ranging between $4,645 and $25,575 per year

•	Home office expense reimbursement of up to $3,000 per year

•	Option to make charitable contributions ranging from $5,000 to $20,000 per year

•	Car allowance in the amount of $12,000 per year

•	Executive life insurance premiums in the following amounts per year: Mr. Wood $1,300; Mr. Flaherty $7,475; and Mr. Williams $945

Executive Officer Employment Agreements

As of December 31, 2007, the Company is a party to employment agreements with certain of its named executive officers, namely Mr. John B. Wood, President, CEO, Chairman and Director; Mr. Michael P. Flaherty, Executive Vice President, General Counsel and CAO; Mr. Robert J. Marino, Executive Vice President – Special Projects and Director; Mr. Edward J. Williams, Executive Vice President and COO; and Ms. Michele Nakazawa, Senior Vice President and CFO. The agreements of Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa are for a one-year term, and thereafter automatically renew for consecutive one-year periods unless terminated in accordance with the provisions thereof. The agreements provide for payment of a base salary, discretionary bonus (based upon the Company’s annual short-term incentive compensation and performance achievements of the Company and the executive), eligibility for stock option grants under the Company’s stock option plans, vacation days, and participation in all plans maintained by the Company, including, without limitation, pension, profit-sharing or other retirement plans, life, accident, disability, medical, hospital or similar group insurance programs and any other benefit plan, subject to the normal terms and conditions of such plans.

According to the employment agreements with Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa, in case of termination of the respective executive without cause, or due to disability, or death, the employment agreements provide for (i) a lump-sum payment equivalent to the remaining unpaid portion of the executive’s salary for the period ending on the date of termination, (ii) a lump-sum payment for all accrued and unused vacation days, (iii) any other payments or benefits to be provided to the executive by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered), (iv) in the case of Mr. Wood, a payment equivalent to 24 months of base salary then in effect, and for Mr. Flaherty, Mr. Williams, and Ms. Nakazawa a payment equivalent to 18 months base salary then in effect, payable in a lump sum or in accordance with the Company’s payroll cycle. In addition, each executive is also entitled to continued coverage under the medical, dental, short and long-term disability, and life insurance and other similar plans, as if the executive was still employed by the Company for 18 months for Messrs. Wood, Flaherty, Williams, and 24 months for Mr. Wood following termination. If, pursuant to the terms and conditions of such benefit programs, such continued coverage cannot be provided, each executive is entitled to payment of the cash equivalent of such benefits based on the terms and conditions of the programs then in place. Each executive is also entitled to immediate vesting of the unvested portion of any outstanding stock options.

Pursuant to the agreements with Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa, in the case of termination for cause, or if the executive terminates the agreement for any reason, such executive would only be entitled to receive (i) a lump-sum payment equivalent to the remaining unpaid portion of the executive’s salary for the period ending on the date of termination, (ii) a lump-sum payment for all accrued and unused vacation days, and (iii) any other payments or benefits to be provided to the executive by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) through the date of termination.

Pursuant to the agreements with Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa, termination by the Company “without cause” means involuntary termination at the discretion of the Company which is not based on cause, death, or disability. “Cause” is defined as gross negligence or willful and continued failure by the executive to substantially perform his duties as an employee of the Company (other than any such failure resulting from incapacity due to physical or mental illness); executive’s dishonesty, fraudulent misrepresentation, willful misconduct, malfeasance, violation of fiduciary duty relating to the business of the Company, or conviction of a felony. The executive is deemed “disabled” if he or she is eligible for disability benefits under the Company’s long-term disability plan, or has a physical or mental disability which renders the executive incapable, after reasonable accommodation, of performing substantially all of executive’s duties under the agreement for a period of 180 consecutive or non-consecutive days in any 12-month period.

2008 Changes to Executive Officer Employment Contracts

On December 11, 2008, the Company entered into Amendments to the Employment Agreements (“Amendment”) with Messrs. Wood, Williams and Flaherty, and Ms. Nakazawa to ensure compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”). Generally, the provisions in each Amendment regarding the performance of services and compensation remain the same, but the Amendments clarify the language to alleviate any confusion in the existing agreement. The Amendment states that, in the case of termination without cause, death or disability, the unvested portion of any outstanding stock option and any outstanding share of restricted stock would immediately vest notwithstanding any contrary terms in any restricted stock agreement applicable to such executive. Also, any bonus which has been earned by the executive but which remains unpaid as of the date of the executive’s termination of employment shall be paid to executive at such time and in such manner as if the executive had continued to be employed by the Company. In addition, in the event of termination following a change in control, the executive would receive compensation equivalent to the amount payable in the case of a termination without cause.

On December 11, 2008, the Company is a party to a new agreement with Mr. Robert Marino. The new agreement contains terms that are consistent with the terms and conditions of the other executives. In case of termination without cause, disability, death, or following a termination after change in control for any reason, the new employment agreement provides for (i) a lump-sum payment equivalent to the remaining unpaid portion of Mr. Marino’s salary for the period ending on the date of termination, (ii) any bonus which has been earned by Mr. Marino but which remains unpaid as of the date of his employment termination, paid at such time and in such manner as if he had continued to be employed by the Company, (iii) a lump-sum payment for all accrued and unused vacation days, (iv) any other payments or benefits to be provided to Mr. Marino by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) for 3 months following termination, and (v) a payment equivalent to 3 months of base salary then in effect, payable in a lump sum or in accordance with the Company’s payroll cycle and subject to the requirements of Section 409A. Accordingly, effective as of March 1, 2008, Mr. Marino would receive payment equivalent to 3 months of annual base salary of $236,178. The definition of “cause” and “disabled” are the same as the agreements with the other executives. In the case of termination for cause, if Mr. Marino terminates the agreement for any reason, he would only be entitled to receive (i) a lump-sum payment equivalent to the remaining unpaid portion of his salary for the period ending on the date of termination, (ii) any bonus which has been earned by Mr. Marino but which remains unpaid as of the date of his employment termination, paid at such time and in such manner as if he had continued to be employed by the Company, (iii) a lump-sum payment for all accrued and unused vacation days, and (iv) any other payments or benefits to be provided to Mr. Marino by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) through the date of termination.

Other Employment Benefits

The Company maintains employee benefit and perquisite programs for its executive officers and other employees. The Company has no current plans to implement any additional benefits for its executive officers. The Company believes that the benefits provided are competitive and consistent with industry practice.

Welfare Benefits. The Company has broad-based health, dental, vision, life and disability benefit programs that are available to all employees on an equal basis.

401(k) Savings Plan (“Telos Shared Savings Plan”). The Company sponsors a defined contribution employee savings plan which enables employees to contribute a certain percentage of their base salary to their savings plan accounts on a pre-tax basis, subject to federal tax limitations under the Internal Revenue Code. Presently, the Company matches one half of employee contributions to the Telos Shared Savings Plan up to a maximum of 3% of such employee’s yearly base salary. Participant contributions vest immediately; Company contributions vest at the rate of 20% for each year, with full vesting to occur after completion of five years of service. For additional information concerning the Telos Shared Savings Plan, see also Note 9 – Stockholders’ Equity, Option Plan, and Employee Benefit Plan.

Compensation Committee Interlocks and Insider Participation

None of the individuals that served as a member of the Compensation Committee during the fiscal year ended December 31, 2007 were at any time officers or employees of the Company or any of its subsidiaries or had any relationship requiring disclosure under the Securities and Exchange Commission’s regulations.

Management Development and Compensation Committee Report

The Management Development and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Management Development and Compensation Committee of the Board,

William M. Dvoranchik

David Borland

Bruce R. Harris

The following table summarizes the compensation earned for the years ended December 31, 2006 and December 31, 2007 by the chief executive officer, chief financial officer, and the three other most highly-compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Option Awards		(7) All Other Compensation	Total
John B. Wood	2007	$429,167	$600,000	(1)	$—		$57,742	$1,086,909
(Chairman, President and CEO)	2006	350,002	—		21,595	(6)	45,092	416,689

Michele Nakazawa	2007	231,875	270,000	(2)	—		36,602	538,477
(Senior V.P. and CFO)	2006	160,000	—		269	(6)	32,635	192,904

Michael P. Flaherty	2007	314,376	300,000	(3)	—		66,650	681,026
(Exec. V.P., General Counsel and CAO)	2006	300,019	—		9,917	(6)	52,695	362,631

Edward L. Williams	2007	322,084	501,500	(4)	—		58,092	881,676
(Exec. V.P. and COO)	2006	255,008	—		9,917	(6)	45,581	310,506

Brendan D. Malloy (Senior V.P.- Secure Networks)	2007	198,958	200,000	(5)	—		35,623	434,581

(1)	Amount earned in 2007; $450,000 paid in 2008; $150,000 to be paid in 2009
(2)	Amount earned in 2007; $25,000 paid in 2007;$195,000 paid in 2008; $50,000 to be paid in 2009
(3)	Amount earned in 2007; $25,000 paid in 2007; $225,000 paid in 2008; $50,000 to be paid in 2009
(4)	Amount earned in 2007; $101,500 paid in 2007 which included $1,500 anniversary bonus; $300,000 paid in 2008; $100,000 to be paid in 2009
(5)	Amount earned in 2007; $60,000 paid in 2007; $140,000 paid in 2008
(6)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 computed in accordance with SFAS No. 123(R), primarily related to Telos and Xacta stock options granted in 2004. See Note 1 – Summary of Significant Accounting Policies.
(7)	Amounts presented consist of the following:

Name	Year	Car Allowance	Health Club Allowance	Life Insurance and Long-Term Disability Premiums	Savings Plan Company Match	Golf Club Membership	Long- Term Care	Total All Other Compensation
John B. Wood	2007 2006	$12,000 12,000	$1,200 1,200	$1,708 1,708	$6,750 6,600	$25,305 12,805	$10,779 10,779	$57,742 45,092

Michele Nakazawa	2007 2006	12,000 12,000	1,200 1,200	272 272	6,750 3,031	4,645 4,397	11,735 11,735	36,602 32,635

Michael P. Flaherty	2007 2006	12,000 12,000	1,200 1,200	7,883 7,883	6,750 5,090	25,100 12,805	13,717 13,717	66,650 52,695

Edward L. Williams	2007 2006	12,000 12,000	1,200 1,200	1,353 1,353	6,750 6,600	25,575 13,214	11,214 11,214	58,092 45,581

Brendan D. Malloy	2007	12,000	1,200	297	6,750	4,920	10,456	35,623

The following table summarizes all outstanding equity awards for the named executive officers at December 31, 2007:

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
John B. Wood	10,000 250,000 250,000 10,000 378,000 480,000	(1) (2) (3) (1) (3) (1)	— — — — 22,000 120,000	(4) (4)	$1.07 3.85 0.75 1.00 0.75 0.62	05/23/2011 01/22/2011 01/22/2011 10/23/2012 01/22/2014 01/22/2014

Michele Nakazawa	4,725 6,000	(3) (1)	275 1,500	(4) (4)	$0.75 0.62	01/22/2014 01/22/2014

Michael P. Flaherty	40,000 60,000 30,000 100,000 100,000 100,000 189,000 200,000	(1) (1) (1) (1) (2) (3) (3) (1)	— — — — — — 11,000 50,000	(4) (4)	$1.40 1.35 1.35 1.07 3.85 0.75 0.75 0.62	10/01/2008 01/01/2009 05/24/2010 05/23/2011 01/22/2011 01/22/2011 01/22/2014 01/22/2014

Edward L. Williams	65,000 65,000 25,000 64,000 64,000 189,000 200,000	(1) (1) (1) (2) (3) (3) (1)	— — — — — 11,000 50,000	(4) (4)	$1.07 1.07 1.35 3.85 0.75 0.75 0.62	05/11/2008 05/11/2008 08/30/2009 09/18/2010 09/18/2010 01/22/2014 01/22/2014

Brendan D. Malloy	15,000 15,000 20,000 8,000 4,000 37,800 40,000	(1) (1) (1) (2) (3) (3) (1)	— — — — — 2,200 10,000	(4) (4)	$1.07 1.07 1.35 3.85 0.75 0.75 0.62	05/11/2008 05/11/2008 08/30/2009 09/18/2010 09/18/2010 01/22/2014 01/22/2014

(1)	Options to purchase the Class A Common Stock of the Company
(2)	Options to purchase the Common Stock of Telos Delaware, Inc.
(3)	Options to purchase the Common Stock of Xacta Corporation
(4)	Options vested on January 22, 2008

On April 23, 2007, 195,000 options held by Mr. Williams expired. On May 31, 2006, 2,657,990 options held by Mr. Wood and 50,000 options held by Mr. Williams expired. Subsequently, in June 2008, all options held by the above named executives were exchanged for the Company’s restricted stock. The Company exchanged and additionally granted the following shares of restricted stock to its named executive officers: Mr. Wood: 1,172,500 shares exchanged and 2,589,965 shares granted; Ms. Nakazawa: 10,000 shares exchanged and 690,250 shares granted; Mr. Flaherty: 635,000 shares exchanged and 230,000 shares granted; Mr. Williams: 480,300 shares exchanged and 594,700 shares granted; Mr. Malloy: 91,600 shares exchanged and 408,400 shares granted.

Potential Payments Upon Termination

As disclosed above, the Company has entered into employment agreements with each of the named executive officers which provide for potential payments upon termination. The table below summarizes the potential payouts to Messrs. Wood, Flaherty, Williams, Malloy and Ms. Nakazawa, for the termination events described above assuming such termination occurred on December 31, 2007, the last business day of the Company’s last completed fiscal year.

John B. Wood	Salary Continuation for 24 Months	2007 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2007	Continuation of Medical/ Welfare Benefits for 24 Months	Cash Equivalent of Company Match to 401(k) for 24 Months	Total	Number of Vesting Options on December 31, 2007 (1)
Termination without cause	$900,000	$600,000	$302,862	$86,858	$13,500	$1,903,220	142,000
Termination due to disability	$900,000	$600,000	$302,862	$86,858	$13,500	$1,903,220	142,000
Termination due to death	$900,000	$600,000	$302,862	$86,858	$13,500	$1,903,220	142,000
Termination for cause	—	$600,000	$302,862	—	—	$902,862	—
Voluntary termination	—	$600,000	$302,862	—	—	$902,862	—

Michele Nakazawa	Salary Continuation for 18 Months	2007 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2007	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Vesting Options on December 31, 2007 (2)
Termination without cause	$352,500	$245,000	$22,596	$59,046	$10,125	$689,267	1,775
Termination due to disability	$352,500	$245,000	$22,596	$59,046	$10,125	$689,267	1,775
Termination due to death	$352,500	$245,000	$22,596	$59,046	$10,125	$689,267	1,775
Termination for cause	—	$245,000	$22,596	—	—	$267,596	—
Voluntary termination	—	$245,000	$22,596	—	—	$267,596	—

Michael P. Flaherty	Salary Continuation for 18 Months	2007 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2007	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Vesting Options on December 31, 2007 (3)
Termination without cause	$472,500	$275,000	$77,726	$70,715	$10,125	$906,066	61,000
Termination due to disability	$472,500	$275,000	$77,726	$70,715	$10,125	$906,066	61,000
Termination due to death	$472,500	$275,000	$77,726	$70,715	$10,125	$906,066	61,000
Termination for cause	—	$275,000	$77,726	—	—	$352,726	—
Voluntary termination	—	$275,000	$77,726	—	—	$352,726	—

Edward L. Williams	Salary Continuation for 18 Months	2007 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2007	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Vesting Options on December 31, 2007 (4)
Termination without cause	$487,500	$400,000	$85,537	$62,704	$10,125	$1,045,866	61,000
Termination due to disability	$487,500	$400,000	$85,537	$62,704	$10,125	$1,045,866	61,000
Termination due to death	$487,500	$400,000	$85,537	$62,704	$10,125	$1,045,866	61,000
Termination for cause	—	$400,000	$85,537	—	—	$485,537	—
Voluntary termination	—	$400,000	$85,537	—	—	$485,537	—

Brendan D. Malloy	Salary Continuation	2007 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2007	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Vesting Options on December 31, 2007 (5)
Termination without cause	—	$140,000	$13,743	—	—	$153,743	12,200
Termination due to disability	—	$140,000	$13,743	—	—	$153,743	12,200
Termination due to death	—	$140,000	$13,743	—	—	$153,743	12,200
Termination for cause	—	$140,000	$13,743	—	—	$153,743	—
Voluntary termination	—	$140,000	$13,743	—	—	$153,743	—

(1)	All stock options were exchanged for 1,172,500 shares of restricted stock in June 2008
(2)	All stock options were exchanged for 10,000 shares of restricted stock in June 2008
(3)	All stock options were exchanged for 635,000 shares of restricted stock in June 2008
(4)	All stock options were exchanged for 480,300 shares of restricted stock in June 2008
(5)	All stock options were exchanged for 91,600 shares of restricted stock in June 2008

Non-Competition, Confidentiality, Non-Solicitation, and Release Provisions

Pursuant to their respective employment agreements, Messrs. Flaherty and Williams, and Ms. Nakazawa are subject to non-competition, confidentiality, and non-solicitation provisions which are applicable to each executive during their respective employment terms and for a period of 18 months subsequent to the date of any termination. Similarly, Mr. Wood is subject to non-competition, confidentiality, and non-solicitation provisions during his employment term and for a period of 24 months subsequent to the date of any termination.

Compensation of Directors

Effective October 2006, the Board of Directors adopted a new structure for the annual compensation of the Board members which provides for the following: for non-employee directors, a basic fee of $10,000 per quarter and $500 for each Board meeting attended in excess of two meetings per quarter; $1,250 per quarter for each committee chairman; $2,500 per quarter for Proxy Board members1, $625 per quarter for committee members.

The following table summarizes the director compensation earned during the year ended December 31, 2007:

DIRECTOR COMPENSATION FOR 2007

Name	Fees Earned or Paid in Cash		Total
Bernard Bailey	$54,000	(1)	$54,000
David Borland	49,000	(1)	49,000
William Dvoranchik	52,500	(1)	52,500
Seth W. Hamot	21,500	(2)	21,500
Bruce Harris	61,125	(1)	61,125
Charles Mahan	56,000	(1)	56,000
Robert J. Marino	—	(3)	—
Andrew R. Siegel	21,500	(2)	21,500
Jerry Tuttle	61,500	(1)	61,500
John B. Wood	—	(3)	—

(1)	Paid in cash
(2)	Earned but not paid
(3)	Employee directors received no compensation for service as directors

In 2008, the Company changed the compensation policy for the Board of Directors. Additionally, in September 2008, the Company granted 80,000 shares of restricted stock each to the following Board members: Mr. Bailey, Mr. Borland, Mr. Dvoranchik, Mr. Harris, Mr. Mahan, and Mr. Tuttle.

[1]

The Company operates under a Proxy Agreement which governs the relationship between the Company and the foreign shareholders that, directly and indirectly, own a majority stake in the Company. Pursuant to such Proxy Agreement, a Proxy Board has been established which consists of independent Board members Harris, Mahan, and Tuttle.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of November 1, 2008		Percent of Class
Class A Common Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	15,328,480 shares		63.2%

Class A Common Stock	John R.C. Porter Chalet Petit Monde 1936 Verbier Switzerland	473.322 shares		2.0%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares		15.1%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4 th Floor London W1J 6BQ England	1,681,960 shares	(A)	41.7%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4 th Floor London W1J 6BQ England	420,490 shares	(A)	10.4%

Class B Common Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	1,186,720 shares		29.4%

Class B Common Stock	Cudd & Company c/o INVESCO Asset Management Limited 30 Finsbury Square London EC2A 1AG England	669,888 shares		16.6%

Class A Common Stock	John B. Wood	988,692 shares	(B)	4.1%
Class A Common Stock	Michael P. Flaherty	222,495 shares	(B)	0.9%
Class A Common Stock	Edward L. Williams	370,853 shares	(B)	1.5%
Class A Common Stock	Michele Nakazawa	175,280 shares	(B)	0.7%
Class A Common Stock	Brendan D. Malloy	130,325 shares	(B)	0.5%
Class A Common Stock	Robert J. Marino	271,797 shares	(B)	1.1%
Class A Common Stock	Bernard C. Bailey	20,000 shares	(C)	0.1%
Class A Common Stock	David Borland	40,000 shares	(C)(D)	0.2%
Class A Common Stock	William M. Dvoranchik	20,000 shares	(C)	0.1%
Class A Common Stock	Seth W. Hamot	—		—
Class A Common Stock	Bruce R. Harris	20,000 shares	(C)	0.1%
Class A Common Stock	Charles S. Mahan, Jr.	20,000 shares	(C)	0.1%
Class A Common Stock	Andrew R. Siegel	—		—
Class A Common Stock	Jerry O. Tuttle	20,000 shares	(C)	0.1%
Class A Common Stock	All officers and directors As a group (22 persons)	2,760,735 shares	(E)	11.4%

Series A-1 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	99 shares		7.9%

Series A-1 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4 th Floor London W1J 6BQ England	140 shares		11.2%

Series A-1 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	908 shares		72.6%

Series A-2 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	139 shares		7.9%

Series A-2 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4 th Floor London W1J 6BQ England	196 shares		11.2%

Series A-2 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva, Switzerland	1,271 shares		72.6%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners Timothy G. Ewing 4514 Cole Avenue, Suite 808 Dallas, TX 75205	501,317 shares	(F)	15.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. Wynnefield Capital Management, LLC Wynnefield Capital, Inc. Nelson Obus Joshua Landes 450 Seventh Avenue, Suite 509 New York, NY 10123	373,500 shares	(G)	11.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 50 Monument Road, Suite 201 Bala Cynwyd, PA 19004	161,789 shares	(H)	5.1%

12% Cumulative Exchangeable Redeemable Preferred Stock	Victor Morgenstern Faye Morgenstern Judd Morgenstern Morningstar Trust - Faye Morgenstern Trustee c/o Harris Associates, LP Two North LaSalle Street, Suite 500 Chicago, IL 60602	182,000	(I)	5.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Costa Brava Partnership III, LP Roark, Rearden & Hamot, LLC Seth W. Hamot White Bay Capital Management, LLC Andrew R. Siegel 237 Park Avenue, Suite 800 New York, NY 10017	521,287	(J)	16.4%

12% Cumulative Exchangeable Redeemable Preferred Stock	Grand Slam Asset Management, LLC Grand Slam Capital Master Fund, Ltd. 2200 Fletcher Avenue Fort Lee, NJ 07024	164,477	(K)	5.2%

12% Cumulative Exchangeable Redeemable Preferred Stock	Brown Advisory Holdings Incorporated Brown Advisory Securities, LLC Brown Investment Advisory & Trust Company 901 South Bond Street, Suite 400 Baltimore, MD 21231	203,820	(L)	6.4%

(A)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide the Company with the addresses of the respective beneficial owners.
(B)	Messrs. Wood, Marino and Williams hold 8,392; 2,052 and 70,976 shares of the Company’s Class A Common Stock, respectively. In addition, the common stock holdings of Messrs. Wood, Flaherty, Williams, Malloy, Marino and Ms. Nakazawa include 39,683; 6,245; 31,127; 5,325; 25,995 and 218 shares of the Company’s Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Additionally, in June 2008, as a result of the 2008 Omnibus Long-Term Incentive Plan, Messrs. Wood, Flaherty, Williams, Malloy, Marino and Ms. Nakazawa hold 940,616; 216,250; 268,750; 125,000; 243,750 and 175,063 shares of the Company’s vested restricted Class A Common Stock, respectively.
(C)	These holdings are comprised of vested restricted Class A Common Stock granted in September 2008 under the 2008 Omnibus Long-Term Incentive Plan.
(D)	Mr. Borland holds options to acquire 20,000 shares of the Company’s Class A Common Stock, which may be purchased upon exercise of the options which are exercisable within 60 days of November 1, 2008.
(E)	The common stock holdings of the Company’s executive officers and directors as a group include 100,220 shares of the Company’s Class A Common Stock; 165,249 shares of the Company’s Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan, and 2,475,266 shares of restricted Class A Common Stock issued under the 2008 Omnibus Long-Term Incentive Plan.
(F)	Value Partners Ltd. (“VP”), Ewing & Partners (“E&P”), and Timothy G. Ewing have filed a joint Schedule 13D under which they disclosed that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 501,317 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, VP has the sole power to vote or direct the vote and the sole power to dispose and to direct the disposition of, and E&P and Timothy G. Ewing have the shared power to vote or direct the vote and the shared power to dispose and to direct the disposition of 501,317 shares.
(G)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Mr. Nelson Obus and Mr. Joshua H. Landes have filed a joint Schedule 13D under which they disclosed that they may be deemed to act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act and that such group might be deemed to beneficially own the aggregate of 373,500 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, WCM is the sole general partner of WPSCV and WPSCVI and has the sole power to direct the voting and disposition of the shares beneficially owned by WPSCV and WPSCVI. Messrs. Obus and Landes are the co-managing members of WCM and each shares with the other the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of WSCVOF and has the sole power to direct the voting and disposition of the shares that WSCVOF beneficially owns. Messrs. Obus and Landes are executive officers of WCI and each shares with the other the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Mr. Obus is the general partner of CP and has the sole power to direct the voting and disposition of the shares beneficially owned by CP. WPSCV has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 131,800 shares. WSCVOF has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares. WPSCVI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 142,800 shares. CP has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares. Mr. Obus has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares, and shared power to vote or direct the vote and the sole power to dispose or direct the disposition of 360,000 shares. Mr. Landes has shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 360,000 shares. WCM has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 274,600 shares. WCI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares.
(H)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen have filed a joint Schedule 13G pursuant to which ACM has the shared power to vote or to direct the vote and the shared power to dispose or to direct the disposition of 110,146 shares; MG and Mr. Cohen have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 44,210 and 7,433 shares, respectively.
(I)	Victor Morgenstern (“VM”), Faye Morgenstern (“FM”), Judd Morgenstern (“JM”) and Morningstar Trust - Faye Morgenstern Trustee (“MT”) have filed a joint Schedule 13D in which VM has the sole power to vote and dispose of 50,000 shares, and the shared power to dispose of 132,000 shares; FM has the sole power to vote or direct the vote of 17,000 shares and shared power to dispose or direct the disposition of 92,000 shares; JM has the sole power to vote or direct the vote of 40,000 shares and shared power to dispose or direct the disposition of 115,000 shares; MT has the sole power to vote or direct the vote of and shared power to dispose or direct the disposition of 75,000 shares.

(J)	Costa Brava Partnership III, LP (“CBP”), Roark, Rearden & Hamot, LLC (“RRH”), White Bay Capital Management, LLC (“WBCM”). Mr. Seth W. Hamot and Mr. Andrew R. Siegel have filed a joint Schedule 13D in which CBP has the sole power to vote or to direct the vote and to dispose or direct the disposition of 506,811 shares; RRH, WBCM and Mr. Hamot have the shared power to vote or to direct the vote and dispose or direct the disposition of 506,811 shares; Mr. Siegel has the sole power to vote or direct the vote and to dispose or direct the disposition of 14,476 shares, and the shared power to vote and dispose or direct the vote or disposition of 506,811 shares.
(K)	Grand Slam Asset Management, LLC (“GSAM”) and Grand Slam Capital Master Fund, Ltd. (“GSCMF”) have filed a joint Schedule 13D in which GSCMF directly owns and has the power to vote or direct the vote and to dispose or direct the disposition of 164,477 shares. GSAM may be deemed to control GSCMF, directly or indirectly, GSAM may be deemed to have shared power to vote or direct the vote and dispose or direct the disposition of the shares and may be deemed to beneficially own the shares held by GSCMF.
(L)	Brown Advisory Holdings Incorporated (“BAHI”), Brown Advisory Securities, LLC (“BAS”), and Brown Investment Advisory & Trust Company (“BIATC”) have filed a joint schedule 13G in which 203,205 shares are owned by the clients of BAS, 615 shares are owned by the clients of BIATC. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. BAHI has the sole power to dispose or to direct the disposition of 615 shares; BAHI and BAS have the shared power to dispose or to direct the disposition of 203,205 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Mr. John R.C. Porter, the owner of 2% of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. The Company expensed $260,000 in 2007 for Mr. Porter’s consulting services. Mr. Porter was paid $260,000 by the Company in 2006 and 2005 pursuant to this agreement, which amounts were determined by negotiation between the Company and Mr. Porter.

The brother of the Company’s Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for 2007, 2006, and 2005 were $205,000, $144,000 and $137,000, respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of the Company’s Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in TIMS LLC. Such ownership interest was sold in 2008.

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

The Company’s policies and practices with respect to related person transactions were adopted on October 25, 2007, and are available on its website at www.telos.com. The policy is set forth below:

I. Purpose

This Related Person Transaction Policy was adopted by the Board of Directors of Telos Corporation (the “Company”) to ensure the timely identification, review, approval and ratification of transactions with related persons and to assist the Company in the timely disclosure of such transactions in the Company’s filings with the SEC, as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

This policy is intended to supersede other policies of the Company such as the Code of Conduct and the Corporate Governance Principles that may be applicable to transactions with related persons.

II. Definitions

For purposes of this policy, the following definitions apply:

“Related Person Transaction” means any transaction or series of transactions in which (i) the Company or a subsidiary is a participant, (ii) the aggregate amount involved exceeds $120,000 and (iii) any “Related Person” has a direct or indirect material interest.

“Related Person” means:

•	Any director or executive officer of the Company;

•	Any immediate family member of a director or executive officer of the Company;

•	Any nominee for director and the immediate family members of such nominee;

•	A 5% beneficial owner of the Company’s voting securities or any immediate family member of such owner; and

•

Any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

“Immediate Family Member” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law of a person, and any person (other than a tenant or employee) sharing the household of such person.

III. Review/Report

Related Person Transactions shall be reviewed by the Board of Directors acting through the Audit Committee at regularly scheduled committee meetings, except that the Chairman of the Audit Committee may call a special committee meeting to review a proposed Related Person Transaction. That transaction is subject to the approval and/or ratification of the full Board of Directors. If the proposed Related Person Transaction involves a director, then that director may participate in the deliberations pursuant to the last paragraph of this policy below, but may not vote with respect to such approval or ratification.

Each individual executive officer and director shall be responsible for reporting any potential Related Person Transaction to the General Counsel and/or the Audit Committee. The Company shall take such steps as it deems reasonable and appropriate to inform such executive officers and directors about this Related Person Transactions policy, which shall include:

•

Distributing (as soon as reasonably practicable following the completion of each fiscal year) a formal questionnaire to all executive officers and directors requiring these persons to evaluate and disclose whether or not during the preceding fiscal year they were involved in, or aware of, any Related Person Transaction;

•	Posting this policy on the Company website and including it in the Company’s 2007 proxy statement;

•	Periodically distributing this policy to the Company’s executive officers and directors; and

•	Periodically making internal inquiries regarding Company relationships with known entities that qualify as Related Persons.

Whether the Related Person’s interest in a proposed transaction is material or not will depend on all facts and circumstances, including whether a reasonable investor would consider the person’s interest in the transaction important, together with all other available information, in deciding whether to buy, sell or hold the Company’s securities. In preparing the Company’s SEC filings and in determining whether a transaction is subject to this policy, the Company’s General Counsel is entitled to make the determinations of whether a particular relationship constitutes a material interest by a Related Person. In administering this policy, the Audit Committee shall be entitled (but not required) to rely upon such determinations of materiality by the Company’s General Counsel.

In reviewing a proposed Related Person Transaction, the Committee shall consider all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit, or lack thereof, to the Company, opportunity costs of alternate transactions, the materiality and character of the Related Person’s direct or indirect interest, and the actual or apparent conflict of interest of the Related Person. The Audit Committee shall forward to the full Board of Directors its recommendations in regards to any Related Person Transaction involving a director or an executive officer of the Company, for final determination.

Independence of the Board of Directors

The Company has adopted director independence standards which are summarized below. The Company’s director independence standards are based upon NASD Rules 4200(a)(15) and 4350. Pursuant to such rules, a majority of directors of the Board will be independent. Pursuant to NASD Rule 4200(a)(15), a director will not be independent if,

(A) At any time during the past three years he was employed by the Company;

(B) He accepted, or has a family member who accepted, any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than an executive officer) of the Company; (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

(C) He is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

(D) He is, or has a family member who is, a partner in, or a controlling shareholder or executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs.

(E) He is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer served on the compensation committee of such other entity.

(F) He is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Pursuant to the independence standards set forth above, the Board has determined that the following directors meet the Company’s independence standards and therefore are independent: Bernard C. Bailey, David Borland, William M. Dvoranchik, Bruce R. Harris, Charles S. Mahan, and Jerry O. Tuttle. Based on these standards, the Board determined that the following directors are not independent: Seth W. Hamot, Robert J. Marino, Andrew R. Siegel, and John B. Wood.

Item 14. Principal Accountant Fees and Services

BDO Seidman, LLP (“BDO”) has served as the principal independent registered public accounting firm effective September 5, 2008. BDO was engaged to audit the Company’s financial statements for the year ended December 31, 2007 which are included in the Company’s 2007 Form 10-K, and to review the Company’s financial statements for the quarter ended June 30, 2007 which are included in the Company’s 2007 Form 10-Q. The Company’s Form 10-Q for the quarter ended September 30, 2007 was reviewed by Reznick Group P.C. (“Reznick”). Reznick resigned as the Company’s principal independent registered public accounting firm effective April 16, 2008. Goodman & Company, LLP (“Goodman”) served as the principal independent registered public accounting firm for the Company from the quarter ended June 30, 2004 to the quarter ended March 31, 2007, and audited the Company’s financial statements included in the Form 10-K for the years ended December 31, 2004, 2005 and 2006. Aggregate fees for professional services rendered to the Company by BDO and Goodman for the year ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
BDO Seidman, LLP:
Audit fees	$600,000	$—
Audit-related fees	—	—
Tax fees (2)	14,000	—
All other fees	—	—

Total	$614,000	$—

Goodman & Company, LLP:

Audit fees	$15,049	$138,724
Audit-related fees (1)	21,077	16,756
Tax fees (2)	—	49,644
All other fees (3)	—	15,021

Total	$36,126	$220,145

(1)	Audit-related fees relate to services rendered in connection with the change in principal independent accountant, Audit Committee meeting attendance, travel and out-of-pocket costs.
(2)	Tax fees relate to services rendered for tax compliance, tax planning and advice.
(3)	All other fees relate to services in connection with reviews of SEC filings and compliance with Section 404 of the Sarbanes-Oxley Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 22.

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1987)
3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)
3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)
3.6	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992 (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)
3.7	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Form 10-K report for the year ended December 31, 1995)
3.8	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)
4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)
4.2	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)
10.1	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Mr. John R.C. Porter (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.2	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.3	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corporation (Incorporated by reference to Exhibit 10.64 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.4	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Sir Leslie Porter (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.5	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between Telos Corporation (Maryland) and Toxford Corporation (Incorporated by reference to Exhibit 10.71 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.6	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company’s Form 10-Q report for the quarter ended March 31, 1996)
10.7	Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Foothill Capital Corporation, dated as of October 21, 2002 including related documents and amendments 1 through 8 (Incorporated by reference to Exhibit 10.97 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2005)
10.8	Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.98 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.9	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.99 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.10	Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.100 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.11	Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.101 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.12	Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.102 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.13	Waiver and Ninth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.103 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.14	Waiver and Tenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.105 filed with the Company’s Form 10-Q report for the quarter ended March 31, 2006)
10.15	Eleventh Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.106 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2006)
10.16	Twelfth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.106 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2006)
10.17	Thirteenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.17 filed with the Company’s Form 10-Q report for the quarter ended March 31, 2007)
10.18	Consent, Waiver, and Fourteenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.18 filed with the Company’s Form 10-Q report for the quarter ended March 31, 2007)
10.19	TIMS LLC Membership Interest Purchase Assignment Agreement and Other Related Transaction Documents (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2007)
10.20	Policy with Respect to Related Person Transactions (Incorporated by reference to Exhibit 10.17 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2007)
10.21*	Telos Corporation 2008 Omnibus Long-Term Incentive Plan
10.22*	Amended and Restated Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.
10.23*	Waiver and First Amendment to the Amended and Restated Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.
10.24*	Amendment to Employment Agreement – John B. Wood
10.25*	Amendment to Employment Agreement – Michele Nakazawa
10.26*	Amendment to Employment Agreement – Michael P. Flaherty
10.27*	Amendment to Employment Agreement – Edward L. Williams
10.28*	Employment Agreement – Robert J. Marino
10.29*	Waiver Under Amended and Restated Loan and Security Agreement
10.30*	Waiver Under Amended and Restated Loan and Security Agreement
21*	List of subsidiaries of Telos Corporation
23.1	Consent of Navigant Consulting, Inc. (Incorporated by reference to Exhibit 23.1 filed with the Company’s Form 10-K report for the year ended December 31, 2006)
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32*	Certification pursuant to 18 USC Section 1350.

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board

Date:	December 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood
John B. Wood	Chief Executive Officer and Chairman of the Board	December 16, 2008

/s/ Michele Nakazawa
Michele Nakazawa	Chief Financial Officer	December 16, 2008

/s/ Bernard C. Bailey
Bernard C. Bailey	Director	December 16, 2008

/s/ David Borland
David Borland	Director	December 16, 2008

/s/ William M. Dvoranchik
William M. Dvoranchik	Director	December 16, 2008

Seth W. Hamot	Director

/s/ Bruce R. Harris
Bruce R. Harris, Lt. Gen., U.S. Army (Ret.)	Director	December 16, 2008

/s/ Charles S. Mahan, Jr.
Charles S. Mahan, Jr. Lt. Gen., U.S. Army (Ret)	Director	December 16, 2008

/s/ Robert J. Marino
Robert J. Marino	Director	December 16, 2008

Andrew R. Siegel	Director

/s/ Jerry O. Tuttle
Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	December 16, 2008