Form 10-Q
period 2008-03-31
TELOS CORP
filed 2009-03-04
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of February 23, 2009, the registrant had outstanding 33,554,188 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Revenue
Products	$17,935	$19,559
Services	29,670	20,656

	47,605	40,215

Costs and expenses
Cost of sales - Products	15,785	13,900
Cost of sales - Services	21,078	13,447
Selling, general and administrative expenses	6,572	9,092

Operating income	4,170	3,776
Other income (expenses)
Other income	27	2
Interest expense	(1,913)	(2,066)

Income before minority interest and income taxes	2,284	1,712
Minority interest (Note 2)	147	—

Income before income taxes	2,137	1,712
Provision for income taxes (Note 8)	72	—

Net income	$2,065	$1,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$16	$83
Marketable securities	4,005	4,005
Accounts receivable, net of reserve of $232 and $553, respectively	36,004	39,907
Inventories, net of obsolescence reserve of $1,535 and $1,482, respectively	5,064	11,918
Other current assets	6,989	3,770

Total current assets	52,078	59,683

Property and equipment, net of accumulated depreciation of $16,390 and $16,029, respectively	7,468	7,646
Other assets	127	127

Total assets	$59,673	$67,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2008 (Unaudited)	December 31, 2007
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$32,412	$40,765
Accrued compensation and benefits	7,263	8,032
Deferred revenue	9,210	5,549
Capital lease obligations – short-term	640	618
Other current liabilities	3,715	5,070

Total current liabilities	53,240	60,034

Senior credit facility (Note 6)	9,069	12,849
Senior subordinated notes (Note 6)	5,179	5,179
Capital lease obligations	7,960	8,129
Senior redeemable preferred stock (Note 7)	9,552	9,447
Public preferred stock (Note 7)	93,930	92,837

Total liabilities	178,930	188,475

Minority interest (Note 2)	(86)	217

Commitments, contingencies and subsequent events (Note 9)

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated deficit	(119,352)	(121,417)

Total stockholders’ deficit	(119,171)	(121,236)

Total liabilities and stockholders’ deficit	$59,673	$67,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$2,065	$1,712
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Dividends and accretion of preferred stock as interest expense	1,198	1,329
Minority interest	147	—
Depreciation and amortization	363	441
Amortization of debt issuance costs	—	160
Other noncash items	(165)	106
Changes in other operating assets and liabilities	(2,995)	(4,549)

Cash provided by (used in) operating activities	613	(801)

Investing activities:
Purchase of property and equipment	(185)	(114)

Cash used in investing activities	(185)	(114)

Financing activities:
Proceeds from senior credit facility	52,771	36,710
Repayment of senior credit facility	(56,551)	(37,535)
Increase in book overdrafts	3,882	1,815
Payments under capital leases	(147)	(135)
Debt issuance costs	—	(160)
Distributions to Minority Interest of TIMS LLC	(450)	—

Cash (used in) provided by financing activities	(495)	695

Decrease in cash and cash equivalents	(67)	(220)
Cash and cash equivalents at beginning of period	83	235

Cash and cash equivalents at end of period	$16	$15

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$742	$762

Income taxes	$273	$8

Noncash:
Interest on redeemable preferred stock	$1,198	$1,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General and Basis of Presentation

Telos Corporation (the “Company” or “Telos”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. The Company’s principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated as a Maryland corporation in October 1971. The Company’s web site is www.telos.com. You can learn more about the Company by reviewing its SEC filings on the Telos web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding SEC registrants, including the Company.

The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Ubiquity.com, Inc. (collectively, the “Company”). The Company has a 60% ownership interest in Telos Identity Management Solutions, LLC (“TIMS LLC”) and has consolidated its results of operations (see Note 2 – Sale of Assets). Significant intercompany transactions have been eliminated on consolidation. The Company also has a 100% ownership interest in Teloworks, Inc. (“Teloworks”), and has recorded all fundings to Teloworks as expense in its consolidated statements of operations, as the Teloworks balance sheet and operating results not already recorded were and continue to be immaterial to the Company’s consolidated financial statements. See Note 3 – Investment in Teloworks.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2007 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Additionally, as more fully described in Note 9 – Commitments, Contingencies and Subsequent Events, the Company is involved in an outstanding legal matter and an unfavorable outcome from this matter could result in a material adverse effect upon the Company’s financial position and results of operations. Management’s plans with respect to this matter, as well as other matters, are also disclosed in Note 9. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Segment Reporting

The Company previously reported two operating segments in its public filings: Managed Solutions and Xacta. Managed Solutions was primarily the Company’s traditional IT-product reselling business. Xacta comprised several business lines that together made up the Company’s security solutions brand. Beginning in late 2006, the Company undertook various cost reduction and reorganization strategies in order to address the Company’s poor operating results which were caused in part by an unsustainable revenue mix comprised of a large proportion of IT-product reselling revenue, which contributed a smaller proportion of margin to support the Company’s operations. As a result, the Company decided to focus and invest more in its higher-margin business areas. In late 2007, the Managed Solutions segment was realigned under the Secure Networks business line. While certain of the Managed Solutions products and services continue to be offered by the Company as part of its strategy of offering a broad range of IT solutions to its customers, the decision to consolidate the Managed Solutions segment with the Secure Networks business line resulted in a change in the Company’s reportable operating segments.

Accordingly, as of January 1, 2008, the Company has reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and no longer reports multiple segments.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is January 1, 2008 for the Company. In February 2008, the FASB issued Staff Position No. 157-1 and 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our financial position or results of operations and FSP SFAS 157-3 did not impact the Company’s financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 on January 1, 2008 and there was no effect on the financial statements as the Company did not elect the fair value option for assets and liabilities within the scope.

In December 2007, SEC issued Staff Accounting Bulletin (“SAB”) No. 110 which expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB 123(R), “Share-Based Payments.” The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period stock options have been available. The Company will continue to use the “simplified” method until enough historical experience exists to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

Revenue Recognition

Revenues are recognized in accordance with SEC SAB No. 104, “Revenue Recognition.” The Company considers amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

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

Investments

The Company accounts for its investments under SFAS No. 115,”Accounting for Certain Investments in Debt and Equity Securities.” The Company considers its holdings of short-term and long-term securities, consisting primarily of fixed income securities to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

This process requires assessments regarding the timing and probability of the ultimate tax impact. The Company records valuation allowances on deferred tax assets if it determines it is more likely than not that the asset will not be realized. Additionally, the Company establishes reserves for uncertain tax positions based upon its judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, the inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s tax liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

The accounting estimate related to the tax valuation allowance requires the Company to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment because actual performance has fluctuated in the past and may do so in the future. The impact that changes in actual performance versus theses estimates could have on the realization of tax benefits as reported in the results of operations could be material.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The accounting estimates related to liabilities for uncertain tax positions requires judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it is determined to be more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. See Note 8 – Income Taxes.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted subsequent to January 1, 2006 and for all awards granted, but not vested, prior to January 1, 2006. There were no options granted on or after December 31, 2005. Results for prior periods have not been restated.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the current period presentation.

Note 2. Sale of Assets

On April 11, 2007, Telos Identity Management Solutions, LLC (“TIMS LLC”) was formed as a limited liability company under the Delaware Limited Liability Company Act. The Company contributed substantially all of the assets of its Identity Management business line and assigned its rights to perform under its U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC at their stated book values. The net book value of assets contributed by the Company totaled $17,000. Until April 19, 2007, the Company owned 99.999% of the membership interests of TIMS LLC and certain private equity investors (“Investors”) owned 0.001% of the membership interests of TIMS LLC. On April 20, 2007, the Company sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with SAB 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recognized a gain of $5.8 million. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. The brother of John B. Wood, the Company’s Chairman and Chief Executive Officer, indirectly held a 2% effective ownership interest in TIMS LLC as a result of the transaction. Such ownership interest was sold in the fourth quarter of 2008.

The parties signed an Amended and Restated Operating Agreement (“Operating Agreement”) which provides for a Board of Directors comprised of five members. The Operating Agreement also provides for two subclasses of membership units: Class A, consisting of the Company and Class B, consisting of the Investors. The Class A membership unit owns 60% of TIMS LLC, and as such is allocated 60% of the profits, which was $220,000 for the three months ended March 31, 2008 and to appoint three members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is allocated 40% of the profits, which was $147,000 for the three months ended March 31, 2008, and to appoint two members of the Board of Directors.

Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of the Company, has been designated as the Chairman of the Board of TIMS LLC. In addition, in April 2007, the Company entered into a corporate services agreement with TIMS LLC whereby the Company provides certain administrative support services to TIMS LLC, including finance, accounting and human resources services.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the first 18 months after the sale of the TIMS LLC membership interests. During the three months ended March 31, 2008, the Class B member received a total of $450,000 of such distributions. The negative minority interest as presented on the balance sheet reflects such cash distributions to the Class B member in excess of the actual cumulative earnings allocated to the Class B member. No distribution was made to the Class A Member.

As indicated above, the Company owns 60% of TIMS LLC, and therefore continues to account for the investment in TIMS LLC using the consolidation method.

Note 3. Investment in Teloworks

As previously reported, the Company has recorded all fundings to Teloworks as expense in its consolidated statement of operations since 2004, as the Teloworks balance sheet and operating results not already recorded were and continue to be immaterial to the Company’s consolidated financial statements.

In 2007, Enterworks was unable to fund its entire share of the scheduled funding. The Company funded $250,000 on Enterworks’ behalf for which it received a note from Enterworks. The Company has provided Enterworks with a notice of default in accordance with the Agreements due to its default on its funding obligations. Enterworks has waived its rights under the Agreements to cure such default. Accordingly, effective January 1, 2008 Telos owns 100% of Teloworks.

The Company incurred expenses related to Teloworks in the amounts of approximately $574,000 and $177,000 for the first three months of 2008 and 2007, respectively.

Note 4. Investment in Enterworks

As of March 31, 2008, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 10.6%. Since its initial investment in Enterworks, the Company accounted for such investment as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and continued to do so due to the Company’s significant influence on Enterworks operations through its representation on the Board of Directors of Enterworks. Effective January 1, 2008, the Company discontinued the equity method of accounting for its investment in Enterworks due to its significantly diminished role in Enterworks operations. The Company previously reduced the carrying value of its investment in Enterworks to zero.

In March 2008, the Company and Enterworks amended their Agreement for Services and Sublease (“Agreement”) effective as of January 1, 2008. Pursuant to the Agreement, Telos shall continue to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for an amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month.

In 2007, Enterworks was unable to fund its entire share of its scheduled Teloworks funding. The Company funded $250,000 on Enterworks’ behalf for which it received a note from Enterworks, and warrants to purchase 1,785,714 underlying common stock shares. The Company recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, the Company recorded a full reserve against the note. In May 2008, the principal amount of the note was amended to approximately $272,000 to reflect interest accrued up to May 28, 2008.

Note 5. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the valuation of investments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities;

Level 2: Quoted prices in the markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table represents the assets on the Company’s financial statements as of March 31, 2008 subject to SFAS No. 157, and indicates the fair value hierarchy of the valuation techniques the Company used to determine the fair value (in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance at March 31, 2008		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government securities	$4,108	(1)	$4,108	$—	$—

(1)	Includes long-term portion in the amount of $103,000 reported under “Other assets” on the Consolidated Balance Sheets

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of March 31, 2008 and December 31, 2007, the accounts payable and other accrued payables consisted of $21.2 million and $32.6 million, respectively, in trade account payables and $11.2 million and $8.2 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

Effective January 31, 2008, the Company amended its $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs. The fees associated with this amendment amounted to $10,000. In March 2008, the Company renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011 and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs. Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7.00%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4.00%. The fees associated with this renewal and amendment amounted to $150,000, which was capitalized.

Effective January 1, 2007, the Company and Wells Fargo Foothill amended the Facility to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2 - Sale of Assets), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

As of March 31, 2008, the interest rate on the Facility was 6.25%. Pursuant to the terms of the Facility, the interest rate was the Wells Fargo “prime rate” plus 1% (as of March 31, 2008 the Wells Fargo “prime rate” was 5.25%). As of March 31, 2008, the Company had not elected the LIBOR rate option. For the three months ended March 31, 2008 and 2007, the Company incurred interest expense in the amount of $234,000, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of March 31, 2008, the Company was in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of March 31, 2008.

At March 31, 2008 and December 31, 2007, the Company had outstanding borrowings of $9.1 million and $12.8 million, respectively, and unused borrowing availability of $7.2 million and $2.2 million, respectively, on the Facility. As of February 18, 2009, the Company has availability under its current arrangement of approximately $2.2 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 9.3% for the three months ended March 31, 2008 and 13.3% for the year ended December 31, 2007.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $21.3 million.

The balances of the Series B and C Notes were $2.5 million and $2.7 million, respectively, at March 31, 2008 and December 31, 2007.

In June and July of 2008, the Company repaid $0.5 million, respectively, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

For the three months ended March 31, 2008 and 2007, the Company incurred interest expense in the amount of $0.2 million, respectively, on the Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Notes	2011	$5,179	[1]
Senior Credit Facility	2011	$9,069	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to December 31, 2011.

[2]	Balance due represents balance as of March 31, 2008, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Warranty Liability

As discussed more fully in Note 1, under ‘Segment Reporting’, in late 2007 the Managed Solutions segment, through which warranty service is provided, was realigned under the Secure Networks business line as part of an ongoing cost reduction and reorganization strategy to address the Company’s prior poor operating results through increased focus of its efforts on growth of higher-margin business. The series of decisions related to this change resulted in a shift in focus by the Company to an increased proportion of contracts with the Original Equipment Manufacturer (“OEM”) warranty requirements, which primarily involve referrals to the OEM for service calls. While certain contracts and programs continue to require an enhanced level of Company-provided warranty coverage, this shift to OEM-coverage contracts, and additionally, current reduced Company call center demand trends by certain large customers, resulted in a reduction of the estimates related to its warranty liabilities. Accordingly, the Company adjusted it accrued warranty liability down by approximately $1.1 million in the first quarter of 2008. Accordingly, the balance as of March 31, 2008 and December 31, 2007 was $1.4 million and $2.4 million, respectively.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, the Company was scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2008, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At March 31, 2008 and December 31, 2007, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.6 million and $6.4 million, respectively.

During the three months ended March 31, 2008 and 2007, the Company accrued senior redeemable preferred stock dividends of $105,000, respectively, which were reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three months ended March 31, 2008 and 2007 was $136,000 and $268,000, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2008 was 3,185,586. The stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the consolidated balance sheets as of March 31, 2008 and December 31, 2007.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2008. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor”.

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

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $62.4 million and $61.5 million as of March 31, 2008 and December 31, 2007, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2008 and 2007, accretion and dividends totaling $1.2 and $1.3 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $93.9 million and $89.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2008 and 2007, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. The income tax expense totaled approximately $72,000 for the three months ended March 31, 2008. No income tax expense was recorded for the three months ended March 31, 2007. This amount represented the federal alternative minimum tax and certain state income tax liabilities.

In accordance with SFAS 109, “Accounting for Income Taxes,” a full valuation allowance has been provided at March 31, 2008 and December 31, 2007, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized.

The Company implemented the provisions of FIN 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of March 31, 2008. The Company believes that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2006 to 2008, has not been extended beyond applicable statute of limitations.

Note 9. Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity

The Company’s working capital deficit was $1.2 million and $0.4 million as of March 31, 2008 and December 31, 2007, respectively. The Company has actively worked with its vendors, including law firms, partners, subcontractors, and Wells Fargo Foothill to mitigate the effect of these working capital constraints during this period, however, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate such working capital constraints going forward. See Note 6 – Current Liabilities and Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

As described in Note 6 – Current Liabilities and Debt Obligations, the Company maintains a revolving credit facility (“the Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of the Company’s trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides the Company with virtually all of the liquidity it requires to meet its operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in the Company’s liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact the Company’s liquidity, such factors may or may not have a direct impact on the Company’s liquidity, based on how the transactions associated with such circumstances impact the Company’s availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on the Company’s liquidity, as such a circumstance would utilize availability on the Facility without an near-term cash inflow back to the Company. Likewise, the release of such collateral could have a corresponding positive effect on the Company’s liquidity, as it would represent an addition to the Company’s availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on the Company’s availability on the Facility unless the slowdown was material in amount and over an extended period of time. The Company discusses any significant unusual circumstances, such as these the examples described above, that could have an impact on the Facility, and therefore its liquidity.

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

Additionally, in accordance with the terms of one the Company’s government contracts for services, the Company was required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and the Company has been required to collateralize the entire amount of the bond. The Company provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of February 23, 2009, the remaining collateral balance is approximately $103,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract.

The Company believes that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2009. The Company anticipates the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet the Company’s long term needs for operating expenses, debt service requirements, and projected capital expenditures.

Restricted Stock Grants

In June 2008, the Company issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, the Company granted 7,141,501 shares of restricted stock to its executive officers and employees. In September 2008, the Company granted 480,000 shares of restricted stock to certain of its directors. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with SFAS No. 123(R), the Company reported no compensation expense as the common stock was valued at zero.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of March 31, 2008, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

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

On May 29, 2007, Telos filed a Counterclaim (“Telos Counterclaim”) against the Plaintiffs alleging interference with its relationship with Wells Fargo Foothill, and a related motion for a preliminary injunction. On June 4, 2007, the Court entered a consent order in which the Plaintiffs agreed to cease and desist communications with Wells Fargo Foothill. On August 28, 2007, the Court issued a ruling granting Telos’ motion for a preliminary injunction.

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

On June 19, 2008, the Plaintiffs filed a Motion for Leave to Serve Discovery on Wells Fargo Foothill, Inc. in the matter of the Telos Counterclaim. The Company filed its opposition to the motion on July 8, 2008. On December 2, 2008, the Company filed a motion for voluntary dismissal of the counterclaim without prejudice, and the Plaintiffs filed their opposition to the motion on December 19, 2008. A hearing was held on January 23, 2009 before Judge W. Michele Pierson. On the same day, Judge Pierson issued an order granting the Company’s motion to dismiss the counterclaim without prejudice and denied the Plaintiffs’ motion for leave to service discovery as moot.

On February 23, 2009, the Plaintiffs filed a Notice of Appeal to the Court of Special Appeals of Maryland.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this litigation, the Company and its officers and directors strenuously deny Plaintiffs’ claims, will continue to vigorously defend the matter, and oppose the relief sought.

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

Through a letter dated December 17, 2008, the Company informed the Court of Special Appeals that the Company’s audited annual financial statement Form 10-K had been filed with the SEC. In their response letter of December 19, 2008 to the Court, the Plaintiffs argued that the “controversy between the parties is capable of repetition, yet evading appellate review” and therefore required a full review by this court. The Company responded on December 23, 2008 that it would be amenable to additional briefing. Thus, on December 30, 2008, the Court of Special Appeals issued an order to both parties asking for briefs on whether the filing of the Form 10-K by the Company moots the June 27, 2008 preliminary injunction or whether the matter needed to be resolved definitively by this court. The Company and the Plaintiffs filed their respective Supplemental Memoranda on January 14, 2009. On January 21, 2008, the Company and the Plaintiffs filed their respective Supplemental Reply Briefs. To date, the Court of Special Appeals has not ruled on this pending matter.

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

Note 10. Related Party Transactions

Mr. John R.C. Porter, the owner of less than 2% of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. The Company incurred $65,000 in expenses for the first three months of 2008 and 2007 for Mr. Porter’s consulting services. Effectively January 1, 2009, the consulting agreement with Mr. Porter has been terminated.

The brother of the Company’s Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the quarters ended March 31, 2008 and 2007 were $53,000 and $35,000, respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of the Company’s Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in TIMS LLC. Such ownership interest was sold in the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2007, as filed with the SEC.

General

The Company previously reported two operating segments in its public filings: Managed Solutions and Xacta. Managed Solutions was primarily the Company’s traditional IT-product reselling business. Xacta comprised several business lines that together made up the Company’s security solutions brand. Beginning in late 2006, the Company undertook various cost reduction and reorganization strategies in order to address the Company’s poor operating results which were caused in part by an unsustainable revenue mix comprised of a large proportion of IT-product reselling revenue, which contributed a smaller proportion of margin to support the Company’s operations. As a result, the Company decided to focus and invest more in its higher-margin business areas. In late 2007, the Managed Solutions segment was realigned under the Secure Networks business line. While certain of the Managed Solutions products and services continue to be offered by the Company as part of its strategy of offering a broad range of IT solutions to its customers, the decision to consolidate the Managed Solutions segment with the Secure Networks business line resulted in a change in the Company’s reportable operating segments.

Accordingly, as of January 1, 2008 the Company has reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and no longer reports multiple segments.

The Company’s goal is to deliver superior IT solutions that meet or exceed its customers’ expectations. The Company focuses on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. The Company’s IT solutions consist of the following:

•

Secure Networks - Secure wired and wireless network solutions for DoD and federal agencies. Telos provides an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions.

•	Information Assurance - Automate, streamline, and enforce IT security and risk management processes across your enterprise.

Telos offers information assurance consulting services and Xacta GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•

Secure Messaging - Deploy the next-generation messaging solution supporting warfighters throughout the world. Telos’ Automated Message Handling System (AMHS) offers secure, automated, web-based solutions for distributing and managing enterprise messages formatted for DMS (Defense Messaging System).

•

Identity Management - Establish end-to-end logical and physical security from the gate to the network. Telos identity management solutions provides control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

Backlog

The Company’s total backlog was $114.8 million and $103.8 million at March 31, 2008 and 2007, respectively. Backlog was $118.5 million at December 31, 2007.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2008 and 2007 was $99.7 million and $86.0 million, respectively.

Consolidated Results of Operations (Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries, including Ubiquity.com, Inc., a wholly owned subsidiary, Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Ubiquity.com, Inc. (collectively, the “Company”). The Company has a 60% ownership interest in Telos Identity Management Solutions, LLC and has consolidated its results of operations (see Note 2 – Sale of Assets). Significant intercompany transactions have been eliminated. The Company also has a 100% ownership interest in Teloworks, Inc. (“Teloworks”), and has recorded all fundings to Teloworks as expense in its consolidated statements of operations, as the Teloworks balance sheet and operating results not already recorded were and continue to be immaterial to the Company’s consolidated financial statements. See Note 3 – Investment in Teloworks.

The Company’s operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Sales	100.0%	100.0%
Cost of sales	77.4	68.0
Selling, general, and administrative expenses	13.8	22.6

Operating income	8.8	9.4

Interest expense	(4.0)	(5.1)

Income before minority interest and income taxes	4.8	4.3
Minority interest	0.3	—

Income before income taxes	4.5	4.3
Provision for income taxes	0.2	—

Net income	4.3%	4.3%

Revenue increased by 18.4% to $47.6 million for the first quarter of 2008, from $40.2 million for the same period in 2007. Such increase primarily consists of an increase of $4.6 million in sales of Secure Networks solutions, and an increase of $3.8 million of Identity Management solutions from the DMDC contract, offset by a decrease in sales of $3.1 million in Secure Messaging solutions. Product revenue decreased from $19.6 million for the first quarter in 2007 to $17.9 million for the same period in 2008, primarily attributable to a decrease in sales of $4.9 million of Secure Messaging solutions proprietary software, offset by an increase in sales of $3.9 million of Identity Management solutions in the DMDC contract. Services revenue increased from $20.7 million for the first quarter in 2007 to $29.7 million for the same period in 2008, primarily attributable to increase in revenue of $1.9 million of Secure Messaging solutions, $4.2 million of Secure Networks solutions, and $3.0 million of Information Assurance solutions.

Cost of sales increased by 34.8% to $36.9 million for the first quarter of 2008 from $27.3 million for the same period in 2007, due primarily to the increase in sales, a change in sales mix, and offset by a decrease of $1.1 million as a result of a change in estimate of warranty liability as discussed in Note 6 – Current Liabilities and Debt Obligations.

Gross profit decreased by 16.5% to $10.7 million for the first quarter of 2008 from $12.9 million for the same period in 2007. Gross margin decreased to 22.6% in the first quarter of 2008, from 32.0% for the same period in 2007, primarily attributable to a decrease in sales of higher margin proprietary software, offset by the warranty liability adjustment recorded the first quarter of 2008 as noted above.

Selling, general, and administrative expense (“SG&A”) decreased by 27.7% to $6.6 million for the first quarter of 2008, from $9.1 million for the same period in 2007, primarily attributable to a decrease of $3.1 million in litigation-related expenses net of insurance reimbursements, offset by an increase of $0.1 million in audit fees, and $0.5 million in trade show expenses.

Operating income increased by 10.4% to $4.2 million for the first quarter of 2008, from $3.8 million for the same period in 2007, due primarily to the decrease in SG&A expense noted above.

Interest expense decreased 7.4% to $1.9 million for the first quarter of 2008, from $2.1 million for the same period in 2007, primarily due to a decrease in the accrual of accretion of the public preferred stock.

The Company recorded a provision for income taxes of $72,000 for the first quarter of 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities. The Company recorded a full valuation allowance against its deferred tax assets as of March 31, 2008 and December 31, 2007. No tax provision was recorded for the first quarter of 2007 due to the lack of sufficient taxable income history following several years of net operating losses.

The Company’s net income increased by 20.6% to $2.1 million for the first quarter of 2008, from $1.7 million for the same period in 2007, primarily attributable to the decrease in SG&A expenses.

Liquidity and Capital Resources

As described in more detail below, the Company maintains a revolving credit facility (“the Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of the Company’s trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides the Company with virtually all of the liquidity it requires to meet its operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in the Company’s liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact the Company’s liquidity, such factors may or may not have a direct impact on the Company’s liquidity, based on how the transactions associated with such circumstances impact the Company’s availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on the Company’s liquidity, as such a circumstance would utilize availability on the Facility without an near-term cash inflow back to the Company. Likewise, the release of such collateral could have a corresponding positive effect on the Company’s liquidity, as it would represent an addition to the Company’s availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on the Company’s availability on the Facility unless the slowdown was material in amount and over an extended period of time. The Company discusses any significant unusual circumstances, such as these the examples described above, that could have an impact on the Facility, and therefore its liquidity. However, management believes that the Company’s borrowing capacity is sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees. For the quarter ended March 31, 2008, cash provided by operating activities was $0.6 million. For the quarter ended March 31, 2007, cash used by operating activities was $0.8 million. Cash used in investing activities was approximately $0.2 million and $0.1 million for the quarter ended March 31, 2008 and 2007, respectively, due to the purchase of property and equipment. Cash used in financing activities was $0.5 million for the quarter ended March 31, 2008, primarily due to net borrowings from the Facility and distributions to the Class B member of TIMS LLC. Cash provided by financing activities was $0.7 million for the quarter ended March 31, 2007, primarily due to net borrowings from the Facility.

Additionally, the Company’s capital structure consists of subordinated notes, redeemable preferred stock, and common stock. The capital structure is complex and requires an understanding of the terms of the instruments, certain restrictions on scheduled payments and redemptions of the various instruments, and the interrelationship of the instruments especially as it relates to the subordination hierarchy. Therefore a thorough understanding of how the Company’s capital structure impacts its liquidity is necessary and accordingly the Company has disclosed the relevant information about each instrument as follows:

Senior Revolving Credit Facility

As of December 31, 2007, the Company had a $15 million Facility with Wells Fargo Foothill that was scheduled to mature on October 21, 2008. The Company amended the Facility, effective January 31, 2008, to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs, supported by sufficient collateral. The fees associated with this amendment amounted to $10,000. In March 2008, the Company renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011, and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs going forward. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7.00%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo prime rate, the Company has the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4.00%.

Effective January 1, 2007, the Company and Wells Fargo Foothill amended the Facility to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2 - Sale of Assets), and to provide various waivers in accordance with the Facility.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including, EBITDA as defined in the Facility. As of March 31, 2008, the Company was in compliance with the Facility’s financial and EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of March 31, 2008.

At March 31, 2008 and December 31, 2007, the Company had outstanding borrowings of $9.1 million and $12.8 million, respectively, and unused borrowing availability of $7.2 million and $2.2 million, respectively, on the Facility. As of February 18, 2009, the Company has availability under its current arrangement of approximately $2.2 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 9.3% for the three months ended March 31, 2008 and 13.3% 2007 for the year ended December 31, 2007.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but are subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The Company’s Notes are held principally by common shareholders and totaled $5.2 million at March 31, 2008 and December 31, 2007, respectively. These subordinated notes bear interest at rates between 14% and 17%, due and payable on December 31, 2011. During the first three months of 2008 and 2007, the Company paid $0.2 million, respectively, in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $21.3 million at March 31, 2008. See Note 6 – Current Liabilities and Debt Obligations.

In June and July of 2008, the Company repaid $0.5 million, respectively, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $103.5 million and $102.3 million at March 31, 2008 and December 31, 2007, respectively. During the first three months of 2008 and 2007, the Company recorded $1.2 million and $1.3 million, respectively, of dividends on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Facility agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2008, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Charter, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of March 31, 2008 and December 31, 2007.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2008. This classification is consistent with ARB No. 43 and Statement of Financial Accounting Standard (“SFAS”) No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Dividend Provisions

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $62.4 million and $61.5 million as of March 31, 2008 and December 31, 2007, respectively. During the first three months of 2008 and 2007, the Company accrued cumulative Public Preferred Stock dividends of $956,000, respectively, which was recorded as interest expense.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2008 and 2007, dividends totaling $1.1 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $93.9 million and $92.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2008 and December 31, 2007, respectively. This action is a considered a change in assumption that results in a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At March 31, 2008, the Company had outstanding debt and long-term obligations of $125.7 million, consisting of $9.1 million under the Facility, $5.2 million in subordinated debt, $8.0 million in capital lease obligations and $103.4 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

The Company’s working capital deficit was $1.2 million and $0.4 million as of March 31, 2008 and December 31, 2007, respectively. The Company has actively worked with its vendors, including law firms, partners, subcontractors, and Wells Fargo Foothill to mitigate the effect of these working capital constraints during this period; however, there can be no assurances as to the continuing ability of the Company to successfully work with such parties to mitigate such working capital constraints going forward. See Note 6 – Current Liabilities and Debt Obligations. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

The Company believes that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet the Company’s needs for operating expenses, debt service requirements, and projected capital expenditures for 2009. The Company anticipates the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet the Company’s long term needs for operating expenses, debt service requirements, and projected capital expenditures.

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

In accordance with the terms of one the Company’s government contracts for services, the Company was also required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and the Company has been required to collateralize the entire amount of the bond. The Company provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of February 23, 2009, the remaining collateral balance is approximately $103,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies as disclosed its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on December 17, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of March 31, 2008 the Wells Fargo “prime rate” was 5.25%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for March 31, 2008 and December 31, 2007 were 9.3% and 13.3%, respectively. The Facility had an outstanding balance of $9.1 million at March 31, 2008.

The Company’s restricted investments are reported at amortized cost, in accordance with SFAS No. 115. The restricted investments consist of one treasury note with fixed interest rate of 3.849% due June 30, 2009, which the Company intends to hold to the maturity date. At March 31, 2008, the restricted investments also consisted of a treasury bill and a treasury note with fixed interest rate of 1.298%, and 4.019%, respectively, which the Company held to the maturity dates. The balance at March 31, 2008 was pledged as collateral on a performance bond and payment bond for one of the Company’s government contracts for services, a significant amount of which was released upon satisfactory performance in the May, July and November 2008 time periods.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and to the audit committee and board of directors. As of March 31, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the first quarter of 2008 in the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31,2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2008, total undeclared unpaid dividends accrued for financial reporting purposes are $6.6 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, the Company was scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law (as discussed above) and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, the Company accrued an additional $9.9 million in interest expense to reflect its intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. The Company has accrued $62.4 million in cash dividends as of March 31, 2008 and $61.5 million as of December 31, 2007.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first three scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will not be able to make the remaining two scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the presented balance sheet as of March 31, 2008 and December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Notice of Delisting

As previously disclosed, effective July 13, 2007, the Company’s Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)
3.2	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)
4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)
4.2	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)
10.1	Telos Corporation 2008 Omnibus Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K report for the year ended December 31, 2007)
10.2*	Fifteenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc.
10.3	Amended and Restated Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K report for the year ended December 31, 2007)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 4, 2009	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer