Form 10-Q
period 2008-06-30
TELOS CORP
filed 2009-03-04
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

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

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Products	$18,632	$39,298	$36,567	$58,857
Services	27,855	22,097	57,525	42,753

	46,487	61,395	94,092	101,610

Costs and expenses
Cost of sales—Products	16,457	34,065	32,241	47,965
Cost of sales—Services	21,020	15,915	42,099	29,362
Selling, general and administrative expenses	6,063	7,271	12,636	16,363

Operating income	2,947	4,144	7,116	7,920
Other income (expenses)
Other income	100	2	128	4
Gain on sale of TIMS LLC membership interest (Note 2)	—	5,803	—	5,803
Interest expense	(1,916)	(2,058)	(3,829)	(4,124)

Income before minority interest and income taxes	1,131	7,891	3,415	9,603
Minority interest (Note 2)	(71)	(68)	(218)	(68)

Income before income taxes	1,060	7,823	3,197	9,535
Provision for income taxes (Note 8)	83	—	155	—

Net income	$977	$7,823	$3,042	$9,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$26	$83
Marketable securities	2,399	4,005
Accounts receivable, net of reserve of $232 and $553, respectively	33,842	39,907
Inventories, net of obsolescence reserve of $1,586 and $1,482, respectively	4,535	11,918
Other current assets	3,874	3,770

Total current assets	44,676	59,683

Property and equipment, net of accumulated depreciation of $16,584 and $16,029, respectively	7,271	7,646
Other assets	23	127

Total assets	$51,970	$67,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2008 (Unaudited)	December 31, 2007
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued payables (Note 6)	$26,434	$40,765
Accrued compensation and benefits	7,931	8,032
Deferred revenue	5,127	5,549
Capital lease obligations – short-term	594	618
Other current liabilities	3,705	5,070

Total current liabilities	43,791	60,034

Senior credit facility (Note 6)	9,584	12,849
Senior subordinated notes (Note 6)	4,679	5,179
Capital lease obligations	7,895	8,129
Senior redeemable preferred stock (Note 7)	9,658	9,447
Public preferred stock (Note 7)	95,022	92,837

Total liabilities	170,629	188,475

Minority interest (Note 2)	(465)	217

Commitments, contingencies and subsequent events (Note 9)

Stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated deficit	(118,375)	(121,417)

Total stockholders’ deficit	(118,194)	(121,236)

Total liabilities and stockholders’ deficit	$51,970	$67,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$3,042	$9,535
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on sale of TIMS LLC membership interest	—	(5,803)
Dividends and accretion of preferred stock as interest expense	2,396	2,657
Minority interest	218	68
Depreciation and amortization	721	882
Amortization of debt issuance costs	11	160
Other noncash items	(110)	357
Changes in other operating assets and liabilities	(3,720)	(14,198)

Cash provided by (used in) operating activities	2,558	(6,342)

Investing activities:
Net proceeds from sale of TIMS LLC membership interest	—	5,803
Purchase of property and equipment	(346)	(198)
Maturity of restricted investments	1,709	—
Minority interest – TIMS LLC Class B Member	—	7

Cash provided by investing activities	1,363	5,612

Financing activities:
Proceeds from senior credit facility	101,660	79,873
Repayment of senior credit facility	(104,925)	(83,548)
Increase in book overdrafts	1,095	4,629
Payments under capital leases	(258)	(285)
Payment of senior subordinated notes	(500)	—
Debt issuance costs	(150)	(160)
Distribution to Minority Investor of TIMS LLC	(900)	—

Cash (used in) provided by financing activities	(3,978)	509

Decrease in cash and cash equivalents	(57)	(221)
Cash and cash equivalents at beginning of period	83	235

Cash and cash equivalents at end of period	$26	$14

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,413	$1,510

Income taxes	$332	$—

Noncash:
Interest on redeemable preferred stock	$2,396	$2,657

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

Investments

The Company accounts for its investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company considers its holdings of short-term and long-term securities, consisting primarily of fixed income securities to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

The parties signed an Amended and Restated Operating Agreement (“Operating Agreement”) which provides for a Board of Directors comprised of five members. The Operating Agreement also provides for two subclasses of membership units: Class A, consisting of the Company and Class B, consisting of the Investors. The Class A membership unit owns 60% of TIMS LLC, and as such is allocated 60% of the profits, which was $107,000 and $327,000 for the three and six months ended June 30, 2008, and $102,000 for the three and six months ended June 30, 2007, respectively, and to appoint three members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is allocated 40% of the profits, which was $71,000 and $218,000 for the three and six months ended June 30, 2008, and $68,000 for the three and six months ended June 30, 2007, respectively, and to appoint two members of the Board of Directors.

Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of the Company, has been designated as the Chairman of the Board of TIMS LLC. In addition, in April 2007, the Company entered into a corporate services agreement with TIMS LLC whereby the Company provides certain administrative support services to TIMS LLC, including finance, accounting and human resources services.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the first 18 months after the sale of the TIMS LLC membership interests. During the three and six months ended June 30, 2008, the Class B member received a total of $450,000 and $900,000, respectively, of such distributions. The negative minority interest as presented on the balance sheet reflects such cash distributions to the Class B member in excess of the actual cumulative earnings allocated to the Class B member. No distribution was made to the Class A Member.

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

The Company incurred expenses related to Teloworks in the amounts of approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2008, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2007, respectively.

Note 4. Investment in Enterworks

As of June 30, 2008, the Company owns 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 10.6%. Since its initial investment in Enterworks, the Company has accounted for such investment as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and continued to do so due to the Company’s significant influence on Enterworks operations through its representation on the Board of Directors of Enterworks. Effective January 1, 2008, the Company discontinued the equity method of accounting for its investment in Enterworks due to its significantly diminished role in Enterworks operations. The Company previously reduced the carrying value of its investment in Enterworks to zero.

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

In 2007, Enterworks was unable to fund its entire share of its scheduled Teloworks funding. The Company funded $250,000 on Enterworks’ behalf for which it received a note from Enterworks, and warrants to purchase 1,785,714 underlying common stock shares. The Company recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, the Company recorded a full reserve against the note. In May 2008, the principal amount of the note was amended to approximately $272,000 to reflect interest accrued up to May 28, 2008. Enterworks has paid all interest due subsequent to this amendment.

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

The following table represents the assets on the Company’s financial statements as of June 30, 2008 subject to SFAS No. 157, and indicates the fair value hierarchy of the valuation techniques the Company used to determine the fair value (in thousands):

Description	Balance at June 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government securities	$2,399	$2,399	$—	$—

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of June 30, 2008 and December 31, 2007, the accounts payable and other accrued payables consisted of $18.7 million and $32.6 million, respectively, in trade account payables and $7.7 million and $8.2 million, respectively, in accrued trade payables.

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

Effective January 1, 2007, the Company and Wells Fargo Foothill amended the Facility to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2—Sale of Assets), and to provide various waivers in accordance with the Facility. The fees associated with such amendments amounted to $160,000.

As of June 30, 2008, the interest rate on the Facility was 7.00%. Pursuant to the terms of the Facility, the interest rate was the Wells Fargo “prime rate” plus 1% (as of June 30, 2008 the Wells Fargo “prime rate” was 6.00%). As of June 30, 2008, the Company had not elected the LIBOR rate option. The Company incurred interest expense in the amount of $195,000 and $428,000 for the three and six months ended June 30, 2008, respectively, and $231,000 and $465,000, for the three and six months ended June 30, 2007, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of June 30, 2008, the Company was in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of June 30, 2008.

At June 30, 2008 and December 31, 2007, the Company had outstanding borrowings of $9.6 million and $12.8 million, respectively, and unused borrowing availability of $2.6 million and $2.2 million, respectively, on the Facility. As of February 18, 2009, the Company has availability under its current arrangement of approximately $2.2 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 12.3% for the six months ended June 30, 2008 and 13.3% for the year ended December 31, 2007.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at the Company’s option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of the Company’s common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At June 30, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $20.1 million.

The balances of the Series B Notes were $2.0 million and $2.5 million at June 30, 2008 and December 31, 2007, respectively. The balances of the Series C Notes were $2.7 million at June 30, 2008 and December 31, 2007.

In June and July of 2008, the Company repaid $0.5 million, respectively, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment on such Notes.

The Company incurred interest expense in the amount of $183,000 and $371,000 for the three and six months ended June 30, 2008, respectively, and $189,000 and $375,000 for the three and six months ended June 30, 2007, respectively, on the Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Notes	2011	$4,679	[1]
Senior Credit Facility	2011	$9,584	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to December 31, 2011.

[2]	Balance due represents balance as of June 30, 2008, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Warranty Liability

As discussed more fully in Note 1, under ‘Segment Reporting’, in late 2007 the Managed Solutions segment, through which warranty service is provided, was realigned under the Secure Networks business line as part of an ongoing cost reduction and reorganization strategy to address the Company’s prior poor operating results through increased focus of its efforts on growth of higher-margin business. The series of decisions related to this change resulted in a shift in focus by the Company to an increased proportion of contracts with the Original Equipment Manufacturer (“OEM”) warranty requirements, which primarily involve referrals to the OEM for service calls. While certain contracts and programs continue to require an enhanced level of Company-provided warranty coverage, this shift to OEM-coverage contracts, and additionally, current reduced Company call center demand trends by certain large customers, resulted in a reduction of the estimates related to its warranty liabilities. Accordingly, the Company adjusted it accrued warranty liability down by approximately $1.1 million in the first quarter of 2008. Accordingly, the balance as of June 30, 2008 and December 31, 2007 was $1.4 million and $2.4 million, respectively.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, the Company was scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2008, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The Company has not declared dividends on its Senior Redeemable Preferred Stock since its issuance. At June 30, 2008 and December 31, 2007, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.7 million and $6.4 million, respectively.

The Company accrued senior redeemable preferred stock dividends of $105,000 and $210,000 for the three and six months ended June 30, 2008, respectively, and $106,000 and $211,000 for the three and six months ended June 30, 2007, respectively, which were reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. The Company initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and the Company makes periodic accretions under the interest method of the excess of the redemption value over the recorded value. The Company adjusted its estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three and six months ended June 30, 2008 was $136,000 and $273,000, respectively, and $268,000 and $535,000 for the three and six months ended June 30, 2007, respectively. The Company declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, the Company retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2008 was 3,185,586. The stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that the likelihood is that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the consolidated balance sheets as of June 30, 2008 and December 31, 2007.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2008. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor”.

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

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $63.4 million and $61.5 million as of June 30, 2008 and December 31, 2007, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, accretion and dividends totaling $1.2 million and $2.4 million for the three and six months ended June 30, 2008, respectively, and $1.2 million and $2.7 million for the three and six months ended June 30, 2007, respectively, were accrued and reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $95.0 million and $90.4 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2008 and 2007, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. The income tax expense totaled approximately $83,000 and $155,000 for the three and six months ended June 30, 2008, respectively. No income tax expense was recorded for the three and six months ended June 30, 2007. This amount represented the federal alternative minimum tax and certain state income tax liabilities.

In accordance with SFAS 109, “Accounting for Income Taxes,” a full valuation allowance has been provided at June 30, 2008 and December 31, 2007, due principally to the evidence that it is more likely than not that the deferred tax assets will not be realized.

The Company implemented the provisions of FIN 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of June 30, 2008. The Company believes that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2006 to 2008, has not been extended beyond applicable statute of limitations.

Note 9. Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity

The Company’s working capital was $0.9 million as of June 30, 2008. The Company’s working capital deficit was $0.4 million as of December 31, 2007. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

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

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of June 30, 2008, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

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

Note 10. Related Party Transactions

Mr. John R.C. Porter, the owner of less than 2% of the Company’s Class A Common Stock, has a consulting agreement with the Company whereby he is compensated for consulting services provided to the Company in the areas of marketing, product development, strategic planning and finance as requested by the Company. The Company incurred $65,000 and $130,000 in expenses for the first three and six months of 2008 and 2007, respectively, for Mr. Porter’s consulting services. Effectively January 1, 2009, the consulting agreement with Mr. Porter has been terminated.

The brother of the Company’s Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three and six months ended June 30, 2008 were $38,000 and $90,000, respectively. The amounts paid to this individual as compensation for the three and six months ended June 30, 2007 were $67,000 and $103,000, respectively.

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

The Company’s goal is to deliver superior IT solutions that meet or exceed its customers’ expectations. The Company focuses on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. The Company’s solutions consist of the following:

•	Secure Networks—Secure wired and wireless network solutions for DoD and federal agencies.

Telos provides an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions.

•	Information Assurance—Automate, streamline, and enforce IT security and risk management processes across your enterprise.

Telos offers information assurance consulting services and Xacta GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•	Secure Messaging—Deploy the next-generation messaging solution supporting warfighters throughout the world.

Telos’ Automated Message Handling System (AMHS) offers secure, automated, web-based solutions for distributing and managing enterprise messages formatted for DMS (Defense Messaging System).

•	Identity Management—Establish end-to-end logical and physical security from the gate to the network.

Telos identity management solutions provides control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

Backlog

The Company’s total backlog was $610.0 million and $118.4 million at June 30, 2008 and 2007, respectively. Backlog was $118.5 million at December 31, 2007.

Such backlog amounts include both funded backlog (unfilled firm orders for the Company’s products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2008 and 2007 was $85.5 million and $101.4 million, respectively.

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

The Company’s operating cycle involves many types of solutions, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2008 and 2007 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.7	81.4	79.0	76.1
Selling, general, and administrative expenses	13.0	11.8	13.4	16.1

Operating income	6.3	6.8	7.6	7.8

Other income	0.2	—	0.1	—
Gain on sale of TIMS LLC membership interest	—	9.4	—	5.7
Interest expense	(4.1)	(3.4)	(4.1)	(4.1)

Income before minority interest and income taxes	2.4	12.8	3.6	9.4
Minority interest	(0.1)	(0.1)	(0.2)	—

Income before income taxes	2.3	12.7	3.4	9.4
Provision for income taxes	(0.2)	—	(0.2)	—

Net income	2.1%	12.7%	3.2%	9.4%

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Revenue decreased by 24.3% to $46.5 million for the second quarter of 2008, from $61.4 million for the same period in 2007. Such decrease primarily consists of a decrease in sales of $10.4 million from the ARISS (Army Recruiting Information Support System) program which are not regularly recurring sales of Secure Networks solutions. Product revenue decreased from $39.3 million for the second quarter in 2007 to $18.6 million for the same period in 2008, primarily attributable to a decrease in sales of product reselling activities of Secure Networks solutions due to the Company’s decision to focus on higher margin solutions. Services revenue increased from $22.1 million for the second quarter in 2007 to $27.9 million for the same period in 2008, primarily attributable to increase in revenue of $2.2 million of Secure Networks solutions and $1.2 million of Identity Management solutions due to the DMDC contract awarded in May 2008.

Cost of sales decreased by 25.0% to $37.5 million for the second quarter of 2008 from $50.0 million for the same period in 2007, due primarily to the decrease in resold product revenue of Secure Network solutions.

Gross profit decreased by 21.1% to $9.0 million for the second quarter of 2008 from $11.4 million for the same period in 2007. Gross margin increased to 19.4% in the second quarter of 2008, from 18.6% for the same period in 2007, primarily attributable to an increase in sales of higher margin Information Assurance and Secure Messaging services/solutions.

Selling, general, and administrative expense (“SG&A”) decreased by 16.6% to $6.1 million for the second quarter of 2008, from $7.3 million for the same period in 2007, primarily attributable to a decrease of $1.3 million of net litigation-related expenses due to the timing of the receipts of insurance reimbursements.

Operating income decreased by 28.9% to $2.9 million for the second quarter of 2008, from $4.1 million for the same period in 2007, due primarily to a decrease in gross profit noted above.

Interest expense decreased 6.9% to $1.9 million for the second quarter of 2008, from $2.1 million for the same period in 2007, primarily due to a decrease in the accrual of accretion of the public preferred stock.

The Company recorded a provision for income taxes of $83,000 for the second quarter of 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities. The Company recorded a full valuation allowance against its deferred tax assets as of June 30, 2008 and December 31, 2007. No tax provision was recorded for the second quarter of 2008 due to the lack of sufficient taxable income history following several years of net operating losses.

The Company’s net income decreased by 87.5% to $1.0 million for the second quarter of 2008, from $7.8 million for the same period in 2007, primarily attributable to the sale of TIMS LLC membership interest in April 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Revenue decreased by 7.4% to $94.1 million for the six months ended June 30, 2008 from $101.6 million in the same period in 2007. Such decrease consists of decreased sales of $10.4 million from the ARISS contract, which are not regularly recurring sales, offset by an increase in sales from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract of $7.5 million. Product revenue decreased to $36.6 million for the six months ended June 30, 2008 from $58.9 million for the same period in 2007, primarily attributable to a decrease in sales of product reselling activities of Secure Networks solutions due to the Company’s decision to focus on higher margin solutions. Services revenue increased to $57.5 million for the same period in 2008 from $42.8 million for the same period in 2007, primarily attributable to an increase in revenue of $6.4 million of Secure Network solutions and $4.1 million of Information Assurance solutions.

Cost of sales decreased by 3.9% to $74.3 million for the six months ended June 30, 2008 from $77.3 million for the same period in 2007, due primarily to the decrease in resold product in the Secure Networks solutions as discussed above, and the $1.1 million warranty adjustment in the first quarter of 2008.

Gross profit decreased 18.7% to $19.8 million for the six months ended June 30, 2008 from $24.3 million compared to the same period in 2007. Gross margin decreased 2.9% to 21.0% for the six months ended June 30, 2008, from 23.9% in the same period in 2007. The decrease in gross margin is attributable to the decrease in sales of higher margin proprietary software.

Selling, general, and administrative expense (“SG&A”) decreased 22.8% to $12.6 million for the six months ended June 30, 2008 from $16.4 for the same period in 2007, primarily due to reduction of $4.4 million of net litigation-related expenses due to the timing of the receipts of insurance reimbursements.

Operating income decreased 10.1% to $7.1 million for the six months ended June 30, 2008, from $7.9 million for the same period in 2007, due primarily to decrease in gross profit, offset by a reduction in net litigation-related expenses as noted above.

Interest expense decreased 7.2% to $3.8 million for the six months ended June 30, 2008, from $4.1 million for the same period in 2007, primarily due to a decrease in the accrual of accretion of the public preferred stock.

The Company recorded a provision for income taxes of $155,000 for the six months ended June 30, 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities. The Company recorded a full valuation allowance against its deferred tax assets as of June 30, 2008 and December 31, 2007. No tax provision was recorded for the six months ended June 30, 2007 due to the lack of sufficient taxable income history following several years of net operating losses.

The Company’s net income decreased 68.1% to $3.0 million for the six months ended June 30, 2008, from $9.5 million for the same period in 2007, primarily attributable to the sale of TIMS LLC membership interest in April 2007.

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

Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees. For the six months ended June 30, 2008, cash provided by operating activities was $2.6 million. For the six months ended June 30, 2007, cash used by operating activities was $6.3 million. Cash provided by investing activities for the six months ended June 30, 2008 was approximately $1.4 million, due to the maturity of $1.7 million of certain restricted investments, offset by the purchase of property and equipment of $0.3 million. Cash provided by investing activities for the six months ended June 30, 2007 was approximately $5.6 million, primarily due to the net proceeds from sale of TIMS LLC membership interest, offset by the purchase of property and equipment. Cash used in financing activities for the six months ended June 30, 2008 was $4.0 million, primarily due to net repayments of $2.2 million of the Facility, repayment of $0.5 million of senior subordinated notes, and distribution of $0.9 million to the Class B Member of TIMS LLC. Cash provided by financing activities for the six months ended June 30, 2007 was $0.5 million, due primarily to net borrowings of $1.0 million from the Facility.

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

Effective January 1, 2007, the Company and Wells Fargo Foothill amended the Facility to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2—Sale of Assets), and to provide various waivers in accordance with the Facility.

The Facility has various covenants that may, among other things, affect the ability of the Company to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires the Company to meet certain financial covenants, including, EBITDA as defined in the Facility. As of June 30, 2008, the Company was in compliance with the Facility’s financial and EBITDA covenants. Based on the Company’s current projection of EBITDA, the Company expects that it will remain in compliance with its EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of June 30, 2008.

At June 30, 2008 and December 31, 2007, the Company had outstanding borrowings of $9.6 million and $12.8 million, respectively, and unused borrowing availability of $2.6 million and $2.2 million, respectively, on the Facility. As of February 18, 2009, the Company has availability under its current arrangement of approximately $2.2 million. The effective weighted average interest rates (including various fees charged pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 12.3% for the six months ended June 30, 2008 and 13.3 % for the year ended December 31, 2007.

Senior Subordinated Notes

In 1995, the Company issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by the Company’s property and equipment, but are subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. The Company’s Notes are held principally by common shareholders and totaled $4.7 million and $5.2 million at June 30, 2008 and December 31, 2007, respectively. These subordinated notes bear interest at rates between 14% and 17%, due and payable on December 31, 2011. During the first six months of 2008 and 2007, the Company paid $371,000 and $375,000, respectively, in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $20.1 million at June 30, 2008. See Note 6 – Current Liabilities and Debt Obligations.

In June and July of 2008, the Company repaid $0.5 million, respectively, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

Redeemable Preferred Stock

The Company currently has two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. The Company accrues dividends and provides for accretion related to the redeemable preferred stock. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $104.7 million and $102.3 million at September 30, 2008 and December 31, 2007, respectively. During the first six months of 2008 and 2007, the Company recorded $2.4 million and $2.7 million, respectively, of dividends on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Facility agreement, it is precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2008, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Charter, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of June 30, 2008 and December 31, 2007.

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

Accordingly, as stated above, the Company will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon the Company or any subsidiary of the Company, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2008. This classification is consistent with ARB No. 43 and Statement of Financial Accounting Standard (“SFAS”) No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Dividend Provisions

Dividends on the Public Preferred Stock are paid by the Company, when and if declared by the Board of Directors and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $63.4 million and $61.5 million as of June 30, 2008 and December 31, 2007, respectively. During the first six months of 2008 and 2007, the Company accrued cumulative Public Preferred Stock dividends of $1.9 million, respectively, which was recorded as interest expense.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the six months ended June 30, 2008 and 2007, dividends totaling $2.4 million and $2.7 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, the Company has disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had the Company accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that the Company’s intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. The Company therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase the Company’s negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $95.0 million and $92.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2008 and December 31, 2007, respectively. This action is a considered a change in assumption that results in a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At June 30, 2008, the Company had outstanding debt and long-term obligations of $126.8 million, consisting of $9.6 million under the Facility, $4.7 million in subordinated debt, $7.9 million in capital lease obligations and $104.6 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

The Company’s working capital was $0.9 million as of June 30, 2008. The Company’s working capital deficit $0.4 million as of December 31, 2007. Although no assurances can be given, the Company expects that it will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

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

The Company is exposed to interest rate volatility with regard to its variable rate debt obligations under its Facility. Interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of June 30, 2008 the Wells Fargo “prime rate” was 5.25%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, for June 30, 2008 and December 31, 2007 were 12.3% and 13.3%, respectively. The Facility had an outstanding balance of $9.6 million at June 30, 2008.

The Company’s restricted investments are reported at amortized cost, in accordance with SFAS No. 115. The restricted investments consist of one treasury note with fixed interest rate of 3.849% due June 30, 2009, which the Company intends to hold to the maturity date. At June 30, 2008, the restricted investments also consisted of a treasury bill and a treasury note with fixed interest rate of 1.298%, and 4.019%, respectively, which the Company held to the maturity dates. The balance at June 30, 2008 was pledged as collateral on a performance bond and payment bond for one of the Company’s government contracts for services, a significant amount of which was released upon satisfactory performance in the May, July and November 2008 time periods.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and to the audit committee and board of directors. As of June 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the second quarter of 2008 in the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

The Company has not declared dividends on its Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2008, total undeclared unpaid dividends accrued for financial reporting purposes are $6.7 million for the Series A-1 and A-2 Preferred Stock. The Company was required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and ..06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, the Company was scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to the Company’s current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, the Company had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by the Company, provided that the Company has legally available funds under Maryland law (as discussed above) and is able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had the Company accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, the Company accrued an additional $9.9 million in interest expense to reflect its intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. The Company has accrued $63.4 million in cash dividends as of June 30, 2008 and $61.5 million as of December 31, 2007.

Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), the Company did not make the first three scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will not be able to make the remaining two scheduled redemption payments as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. The Company has therefore classified these securities as noncurrent liabilities on the presented balance sheet as of June 30, 2008 and December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Notice of Delisting

As previously disclosed, effective July 13, 2007, the Company’s Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.2	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)

4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.2	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

10.1	Telos Corporation 2008 Omnibus Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K report for the year ended December 31, 2007)

10.2	Fifteenth Amendment to Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q report for the quarter ended March 31, 2008)

10.3	Amended and Restated Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K report for the year ended December 31, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 4, 2009	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer