Form 10-K
period 2008-12-31
TELOS CORP
filed 2009-04-15
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008: Not applicable

As of March 31, 2009, the registrant had outstanding 33,552,968 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

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

The Company cautions you that the foregoing list of important factors is not all inclusive; when evaluating forward-looking statements, you should carefully consider the foregoing factors and other uncertainties and events, as well as the risks discussed under “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

Telos is an information technology leader focused on designing and providing advanced technologies to deliver solutions that secure the vital assets of the world’s most demanding enterprises. These assets include the critical operational and tactical systems of our customers so that they can safely conduct their global missions. Our customer base consists primarily of military, intelligence and civilian agencies of the federal government and NATO allies around the world.

Our innovations in secure solutions range from unified communications to governance risk and compliance to secure mobile networks to global access solutions.

We generate approximately 83.5% of our revenues by delivering these solutions at a fixed price to our customers. This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers. We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

While we were incorporated in 1971, we liquidated and/or sold our original businesses and refocused on delivering secure solutions beginning in 1997. Our Company includes Telos Corporation, Xacta Corporation, Teloworks, Inc. and a 60% interest in Telos Identity Management Solutions, LLC (“TIMS LLC”).

We are incorporated in Maryland, and our headquarters are located at 19886 Ashburn Road, Ashburn, VA 20147, and our telephone number is (703) 724-3800. Our website is www.telos.com.

Our Mission

Our mission is to secure critical assets by protecting communications, systems, networks, and access.

We believe that our customer focus is the foundation of our success to date. We also believe that this focus is critical for the creation of long-term value.

How We Provide Value to Our Customers

We serve our customers by developing solutions that are quickly and efficiently deployed so that our customers have the assurance that they can safely conduct their vital missions around the world. Some of the key benefits we offer our customers include:

Protecting and Securing Assets. Whether we are guarding access to systems, networks, communications, or people, our solutions work to protect what is most important to today’s security-conscious enterprises.

Applying Specialized Expertise. Our teams of security professionals, such as those we provide to protect the Pentagon’s critical networks, are some of the industry’s most experienced in the design and operation of communications systems that must be reliable and secured 24/7.

Achieving Regulatory Compliance. From embedding the latest security standards in our information assurance software, to complying with network security requirements on a particular military base, our solutions give our customers the confidence of meeting established security regulations.

Ensuring the Reliability of Operations. Our testing is comprehensive, assuring our customers of a dependable product when delivered. Our support is worldwide, extending from helpdesk resources for government agencies throughout the country, to field support in Iraq and beyond.

Leveraging Customers’ Existing Infrastructure. Our pre-deployment assessment of our customers’ environments, ranging from secure network site surveys to evaluations of physical security access, assures our customers of the technical and operational compatibility of our solutions.

Selected Examples of How We Accomplish Our Mission

We protect the communications of our customers through the development and delivery of our Automated Message Handling System (“AMHS”). AMHS has been adopted by the Department of Defense to carry all official message traffic and is implemented throughout all branches of the military, the intelligence community and other critical civilian agencies. AMHS is also used by US Central Command to meet its critical organization and communications requirements in Operation Iraqi Freedom.

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software (“Xacta”). Our Xacta solution is the dominant provider of continuous certification and is used throughout the Department of Defense, intelligence communities and civilian government. To date, we have performed over 3,000 certifications. In 2008, our consultants performed over 300 certifications alone, enabling our customers to understand their vulnerability and risk posture, and the appropriate steps to improve thereon.

We protect and extend the networks of our customers by developing and delivering over 30,000 high speed, long range, secure tactical wireless network modules providing last mile connectivity between our warfighters around the world and the US Army logistics networks.

Through an exclusive subcontractor relationship with TIMS LLC, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities. Among these programs, is the premier federal identity application, which has issued over 12,000,000 secure credentials for active and retired military, military dependents and contractors. Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters. This system has captured over 23,000,000 scans of more than 655,000 individuals.

We would not be able to design, deliver, install, and support any of our solutions without our employees. They are a vital element of our success. Our employees know this because we reflect it in their compensation and benefits.

Solutions For Our Customers

Our solution development philosophy involves rapid development and continuous innovation in an effort to keep pace with the dynamic and evolving nature of our customers’ requirements.

Our IT solutions consist of the following:

•

Secure Networks – Secure wired and wireless network solutions for DoD and federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions.

•

Information Assurance – Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•

Secure Messaging – The next-generation messaging solution supporting warfighters throughout the world. Our Automated Message Handling System (AMHS) offers secure, automated, web-based solutions for distributing and managing enterprise messages formatted for DMS (Defense Messaging System).

•

Identity Management – End-to-end logical and physical security from the gate to the network. Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

The Technology Behind Our Solutions

•

Techniques: We employ development and production methodologies such as Agile and ISO 9001 to ensure predictability, repeatability, and quality. Techniques such as continuous integration are employed to accelerate the solution development and testing process while at the same time reducing cost and improving quality. We believe such techniques are critical for providing our customers with a high quality user experience.

•

Architecture: The nature of our customers’ missions requires our solutions to be highly secure and scaleable. Aside from architecting our solutions with these core objectives in mind, we also employ open standards and technologies that afford a high degree of flexibility and interoperability needed to support web-based and netcentric operations.

Intellectual Property

We invest in the creation of intellectual property and employ various forms of legal intellectual property protection mechanisms to include copyrights, trademarks, patents, and trade secret laws in North America and other jurisdictions. We have intellectual property reviews as an integral part of our development process in order to identify intellectual property as early as possible in the development process so the appropriate form of protection can be applied. We also vigorously control access to intellectual property via physical and logical protection mechanisms. All of our employees sign agreements which govern intellectual property ownership and confidentiality. We also enter into intellectual property, confidentiality and non-disclosure agreements with partners and other third parties.

Telos, Xacta, Xacta IA Manager, Xacta WebC&A, and Xacta Commerce Trust are trademarks of Telos Corporation.

Patents, Trademarks, Trade Secrets and Licenses

Intellectual property is critical to the long-term value and success of the Company and accordingly we have focused our efforts on intellectual property, including patents, copyrights, trademarks, service marks, and other proprietary assets. We are committed to vigilant protection of our intellectual property and proprietary information and will use every available resource to protect such investment. Among other things, we require all employees and consultants to execute confidentiality and non-disclosure agreements which limit the disclosure of confidential information to certain circumstances set forth in such agreements. Patents for our products extend for varying periods based on the date of the patent filing or grant. Trademark and service mark protection continues for as long as the marks are used. Generally, copyright protection continues for a term of at least 70 years.

Sales and Marketing

We target decision makers in government agencies and departments, and commercial businesses who have a need for secure enterprise solutions. Decisions regarding contract awards by our customers typically are based upon an assessment of the quality of our past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

Our products and services in many instances combine a wide range of skills drawn from each of our major product and service offerings. Accordingly, we must maintain expert knowledge of federal agency policies, procedures and operations.

We employ marketing and business development professionals who identify, qualify, and sell opportunities for us. Virtually all of our officers and managers, including the chief executive officer, executive officers, vice presidents, and division managers, actively engage in new business development.

We have strategic business relationships with certain companies in the information technology industry. These strategic partners have business objectives compatible with ours, and offer products and services that complement ours. We intend to continue developing such relationships wherever they support our marketing, growth and solution offering objectives.

The majority of our business is awarded through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions such as schedule, specifications, delivery and payment. However, in government proposals, in most cases, the customer specifies the terms, conditions and form of the contract.

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time-and-materials contracts. For 2008, the Company’s revenue derived from firm fixed-price and time-and-material contracts was 83.5% and 16.5%, respectively.

In 2008, we derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2008		2007		2006
	(amount in thousands)
Department of Defense	$174,404	80.3%	$195,871	86.5%	$121,039	85.9%
Federal Civilian	39,718	18.3%	29,545	13.0%	17,859	12.7%
Commercial	2,945	1.4%	1,169	0.5%	1,975	1.4%

Total	$217,067	100.0%	$226,585	100.0%	$140,873	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, Web seminars, trade show exhibitions, speaking engagements and Web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners. In addition, we host an annual conference, Security Solutions, which is a unique, three-day learning and information-sharing event that consistently attracts top security professionals from all military branches, government agencies, and the intelligence field.

Our People and Culture

As of December 31, 2008, we employed 614 people, which includes 57 from Teloworks, and 67 from TIMS LLC. 412 of our people hold security clearances of secret or better. As of December 31, 2007, we employed 544 people, which includes 60 from Teloworks, and 62 from TIMS LLC.

Our people are proficient in many fields such as computer science, information security and vulnerability testing, networking technologies, physics, engineering, operations research, mathematics, economics, and business administration. We place a high value on our people. As a result, we seek to remain competitive in terms of salary structures, incentive compensation programs, fringe benefits, opportunities for growth, and individual recognition and award programs.

Our management team is committed to maintaining a corporate culture that fosters mutual respect and job satisfaction for our people, while delivering innovation and value to customers and shareholders. This commitment is reflected in our core values.

Always with integrity, at Telos we:

•	Build trusted relationships

•	Work hard together

•	Design and deliver superior solutions, and

•	Have fun doing it

These values are woven throughout the fabric of Telos. They are reflected in our hiring practices, reinforced regularly, and reviewed during appraisals. They are written into annual and quarterly objectives for staff and managers alike, as well as department and company business goals. Employees are encouraged to challenge themselves and each other to exhibit the core values in everyday activities.

Our employees also are given avenues of communication and interaction should they observe activities that are inconsistent with the Company’s core values. Encouraged first to speak openly about any issues, a hotline provides an opportunity to express concerns anonymously.

We consider the foundational value of integrity to be a non-negotiable requirement of employment, and an expectation of suppliers, partners, and our customers. We guard our reputation and will take aggressive action to protect it. An essential part of our brand promise is that we always engage with employees, customers, partners, suppliers, and investors with integrity.

Competition

We operate in a highly competitive marketplace. There are other companies that provide solutions similar to ours. Although these companies provide offerings that overlap with some of our solutions, we are not aware of any single company that provides competitive solutions in all of the areas where we compete.

The majority of our business is in response to competitive requests from potential and current customers. Decisions regarding contract awards by our customers typically are based upon an assessment of the quality of our past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

Aside from other companies that compete in our space, we sometimes face indirect competition from solutions that are developed “in-house” by some of our customers.

Government Contracts and Regulation

Our business is heavily regulated. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. These laws and regulations, among other things:

•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP) and therefore require reconciliation;

•	impose acquisition regulations that define reimbursable and non-reimbursable costs; and

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Government contracts are subject to congressional funding. Consequently, at the outset of a program, a contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract. All of our customers have the right to terminate their contract with us at their convenience or in the event that we default.

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements.

Backlog

Many of our contracts with the U.S. Government are funded year to year by the procuring U.S. Government agency as determined by the fiscal requirements of the U.S. Government and the respective procuring agency. Such a contracting process results in two distinct categories of backlog: funded and unfunded. Total backlog consists of the aggregate contract revenues remaining to be earned by us at a given time over the life of its contracts, whether funded or not. Funded backlog consists of the aggregate contract revenues remaining to be earned by us at a given time, but only to the extent, in the case of U.S. Government contracts, when funded by the procuring U.S. Government agency and allotted to the specific contracts. Unfunded backlog is the difference between total backlog and funded backlog. Included in unfunded backlog are revenues which may be earned only when and if customers exercise delivery orders and/or renewal options to continue such existing contracts.

A number of contracts that we undertake extend beyond one year, and accordingly portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog.

At December 31, 2008 and 2007, we had total backlog from existing contracts of approximately $692.9 million and $118.5 million, respectively. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2008 and 2007 was $177.7 million and $99.1 million, respectively.

While backlog remains a measurement consideration, in recent years we, as well as other U.S. Government contractors, experienced a material change in the manner in which the U.S. Government procures equipment and services. These procurement changes include the growth in the use of General Services Administration (“GSA”) schedules which authorize agencies of the U.S. Government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees. Such contracts generally require extensive marketing efforts by the multiple awardees to procure such business. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that we continue to aggressively pursue.

Seasonality

We derive substantially all of our revenue from U.S. Government contracting, and as such we are annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, we have historically experienced higher revenues in the third and fourth fiscal quarters, ending September 30, and December 31, respectively, with the pace of orders substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.

Item 1A.	Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its businesses because these factors currently have, or may have, a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.

Our inability to maintain sufficient liquidity and access to capital markets, including the inability to successfully restructure our consolidated balance sheet may have a significant impact on our business.

We maintain a revolving credit facility (“the Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without an near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of the examples described above could have an impact on the Facility, and therefore our liquidity.

We depend on the U.S. Government for a significant portion of our sales and a significant decline in purchases by the U.S. Government could have an adverse impact on our financial condition and results of operations.

Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. In each of the past three years, substantially all of our net sales were to the U.S. Government. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Accordingly, while Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the global war on terrorism and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. Wartime support for defense spending could wane if the country’s troop deployments in support of operations in Iraq and Afghanistan are reduced. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to sustain and grow our future sales and earnings.

U.S. Government contracts generally are not fully funded at inception and are subject to termination, which places a significant portion of our revenues at risk and could adversely impact our earnings.

Our U.S. Government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process. In addition, the U.S. Government has increasingly relied on indefinite delivery, indefinite quantity (“IDIQ”) contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

We are subject to substantial oversight from federal agencies that have the authority to suspend our ability to bid on contracts.

As a U.S. Government contractor, we are subject to oversight by many agencies and entities of the U.S. Government that may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U.S. Government may make claims against us. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. To the best of management’s knowledge, there are no pending investigations, inquiries, claims or audits against the Company likely to have a material adverse effect on our business or our consolidated results of operations, cash flows or financial position.

We depend on third parties in order to fully perform under our contracts and the failure of a third party to perform could have an adverse impact on our earnings.

We rely on subcontractors and other companies to provide raw materials, major components and subsystems for our products or to perform a portion of the services that we provide to our customers. Occasionally, we rely on only one or two sources of supply, which, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. We depend on these subcontractors and vendors to fulfill their contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of our subcontractors or suppliers is unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services, our ability to perform our obligations as a prime contractor may be adversely affected.

Our future profitability depends, in part, on our ability to develop new technologies and maintain a qualified workforce to meet the needs of our customers.

Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The government market in which we primarily operate is characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance in part depends on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

The business environment in which we operate is highly competitive and may impair our ability to achieve revenue growth.

We operate in industry segments that are diverse. Based upon our current market analysis, there is no single company or small group of companies in a dominant competitive position. Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which we offer services, while certain companies are focused upon only one or a few of such markets. Some of the firms that compete with us in multiple areas include: Northrop Grumman, Lockheed Martin and General Dynamics. In addition, we compete with smaller specialty companies in risk and compliance management companies, organizational messaging companies, security consulting organizations, as well as companies that provide secure network offerings. If we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

Some of our security solutions have lengthy sales and implementation cycles, which could impact significantly our results of operations if projected orders are not realized.

We market the majority of our security solutions directly to U.S. Government customers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our services can be lengthy, potentially lasting from three to nine months. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

If we are unable to protect our intellectual property, our revenues may be impacted adversely by the unauthorized use of our products and services.

Our success depends on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

If we are unable to license third-party technology that is used in our products and services to perform key functions, the loss could have an adverse affect on our revenues.

These third-party technology licenses may not continue to be available on commercially reasonable terms or at all. Our business could suffer if we lost the rights to use these technologies. A third-party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of new products or services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running our existing business;

•	possible additional material weaknesses in internal control over financial reporting;

•	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;

•	potential exposure to material liabilities not discovered in the due diligence process;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and

•	unavailability of acquisition financing or unavailability of such financing on reasonable terms.

Any acquired business, technology, service or product could significantly under-perform relative to our expectations, and may not achieve the benefits we expect from possible acquisitions. For all these reasons, our pursuit of an acquisition, investment, divestiture, merger, or joint venture could cause its actual results to differ materially from those anticipated.

Item 1B.	Unresolved Staff Comments

Not applicable to us as we are not an “accelerated filer”, “large accelerated filer” or “well-known seasoned issuer” as such terms are defined in Rule 12b-2 under the Exchange Act.

Item 2.	Properties

We lease 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at our option.

We sublease 5,500 rentable square feet of space at the Ashburn, Virginia facility to our affiliate, Enterworks, Inc. which serves as Enterworks’ corporate headquarters. This sublease was terminated February 28, 2009, and accordingly, Enterworks relocated its corporate headquarters.

We sublease 27,000 rentable square feet of space at the Ashburn, Virginia facility to our affiliate, TIMS LLC which serves as TIMS LLC’s corporate headquarters. This sublease will expire April 20, 2009.

We lease additional office space in 7 separate facilities located in California, Massachusetts, Maryland, New Jersey, Virginia and the District of Columbia under various leases expiring through September of 2013. The lease for the Germany office ended December 31, 2008.

We believe that the current space is substantially adequate to meet our operating requirements.

Item 3.	Legal Proceedings

Information regarding legal proceedings may be found in Note 14 – Contingencies to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for the our Class A or Class B Common Stock. As of March 31, 2009, there were 178 holders of our Class A Common Stock and 5 holders of our Class B Common Stock. We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 7 – Current Liabilities and Debt Obligations.

No public market exists for our Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 8 – Redeemable Preferred Stock.

As previously disclosed, effective July 13, 2007, our Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets. See Note 8 – Redeemable Preferred Stock.

On February 5, 2008, our Board adopted the Telos Corporation 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), which was subsequently approved by our Class A and Class B Common stockholders at a special meeting of stockholders held on February 21, 2008. The number of shares available for issuance under the 2008 Plan is 15,000,000 (fifteen million).

On May 27, 2008, we made an offer to certain of our employees who were also accredited investors to exchange certain outstanding stock options for restricted shares of our Class A Common Stock. Subsequently, in June 2008, we issued a total of 4,774,273 shares of restricted stock (Class A common) in exchange for 2,908,749 stock options outstanding under the Telos Corporation stock option plans; 2,498,564 stock options outstanding under the Xacta Corporation stock option plan; and 983,379 stock options outstanding under the Telos Delaware, Inc. stock option plan. In addition, in June 2008 we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008, we granted 480,000 shares of restricted stock to certain of our directors.

As of December 31, 2008, the number of shares available for issuance under the 2008 Plan was 2,617,014.

Item 6.	Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Sales	$217,067	$226,585	$140,873	$142,595	$116,340
Operating income (loss)	14,613	9,353	(9,025)	(5,863)	5,944
Income (loss) before minority interest and income taxes	7,103	6,936	(29,669)	(15,051)	(2,894)
Net income (loss)	10,688	5,546	(29,681)	(14,060)	(2,953)

FINANCIAL CONDITION

	As of December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Total assets	$62,701	$67,456	$48,460	$41,862	$58,517
Senior credit facility (1)	12,162	12,849	12,568	12,159	11,416
Senior subordinated debt (1)	4,179	5,179	5,179	5,179	5,179
Capital lease obligations, long-term (2)	7,559	8,129	8,722	9,239	9,727
Senior redeemable preferred stock (3)	9,871	9,447	9,023	8,599	8,175
Public preferred stock (3)	97,160	92,837	87,987	71,008	65,424

(1)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 11 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.
(3)	See Note 8 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We previously reported two operating segments in our public filings: Managed Solutions and Xacta. Managed Solutions was primarily our traditional IT-product reselling business. Xacta comprised several business lines that together made up our security solutions brand. Beginning in late 2006, we undertook various cost reduction and reorganization strategies in order to address our poor operating results which were caused in part by an unsustainable revenue mix composed of a large proportion of IT-product reselling revenue that contributed a smaller proportion of margin to support our operations. As a result, we decided to focus and invest more in our higher-margin business areas. In late 2007, the Managed Solutions segment was realigned under the Secure Networks business line. While we continue to offer certain of the Managed Solutions products and services as part of our strategy of offering a broad range of IT solutions to our customers, the decision to consolidate the Managed Solutions segment with the Secure Networks business line resulted in a change in our reportable operating segments.

Accordingly, as of January 1, 2008, we have reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and we no longer report multiple segments.

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. Our IT solutions consist of the following:

•

Secure Networks – Secure wired and wireless network solutions for DoD and federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions.

•

Information Assurance – Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•

Secure Messaging – The next-generation messaging solution supporting warfighters throughout the world. Our Automated Message Handling System (AMHS) offers secure, automated, web-based solutions for distributing and managing enterprise messages formatted for DMS (Defense Messaging System).

•

Identity Management – End-to-end logical and physical security from the gate to the network. Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

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

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

Substantially all of our contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountant’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

We may use subcontractors in the course of performing on services contracts. Some of such arrangements may fall within the scope of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” We presume that revenues on services contracts are recognized on a gross basis, but evaluate the various criteria specified in EITF 99-19 in making the determination of whether revenue should be recognized on a gross or net basis. The revenue recognized on services on a net basis for the current and prior years has been insignificant.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Secure Messaging – We provide Automated Message Handling Software (“AMHS”) and services to our customers. The software and accompanying services fall within the scope of SOP 97-2, as fully discussed above. Other services fall within the scope of SAB 104 for arrangements that include only time-and-materials (“T&M”) contracts and EITF 00-21 for contracts with multiple deliverables such as T&M elements and firm fixed-price (“FFP”) services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networking Solutions (formerly Secure Wireless) – We provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of SAB 104, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and EITF 00-21. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of SAB 104. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance (“IA”) Services – We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of SAB 104. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Identity Management – We provide our identity management services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of EITF 00-21 and SAB 104. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Inventories

Inventories are stated at the lower of cost or market, where cost is determined primarily on the weighted average cost method. Inventories consist primarily of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts utilized to support certain maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or estimated useful life of the asset. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.

Warranty Obligations

We record a liability in connection with various warranty obligations. Such warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required, resulting in additional income statement charges.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Results of Operations

We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. In general, we believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed- price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2008, revenue by contract type was as follows: firm fixed-priced 83.5%, and time-and-materials 16.5%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	(dollar amounts in thousands)
Revenue	$217,067	100.0%	$226,585	100.0%	$140,873	100.0%
Cost of sales	172,640	79.6	185,005	81.6	119,024	84.5
Selling, general and administrative expenses	29,814	13.7	32,227	14.2	30,874	21.9

Operating income (loss)	14,613	6.7	9,353	4.2	(9,025)	(6.4)

Other income (expenses):
Gain on sale of TIMS LLC membership interest	—	—	5,803	2.5	—	—
Non-operating income	191	0.1	131	—	67	—
Losses from affiliates	—	—	—	—	(134)	(0.1)
Interest expense	(7,701)	(3.5)	(8,351)	(3.7)	(20,577)	(14.6)

Income (loss) before minority interest and income taxes	7,103	3.3	6,936	3.0	(29,669)	(21.1)

Minority interest	(2,146)	(1.0)	(1,110)	(0.5)	—	—

Income (loss) before income taxes	4,957	2.3	5,826	2.5	(29,669)	(21.1)
Income tax benefit (provision)	5,731	2.6	(280)	(0.1)	(12)	—

Net income (loss)	$10,688	4.9%	$5,546	2.4%	$(29,681)	(21.1)%

Results of Operations

Years ended December 31, 2008, 2007 and 2006

Revenue. Revenue decreased by 4.2% to $217.1 million for 2008 from $226.6 million for 2007. Such decrease is primarily attributable to decreased sales of Secured Networks solutions from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract, offset by an increase in sales of Identity Management solutions from the Defense Manpower Data Center (“DMDC”) contract. Product revenue for 2008 decreased by 25.7% to $105.3 million from $141.7 million for 2007, primarily attributable to a decrease in sales of product reselling activities of $56.0 million of Secured Networks solutions due to our decision to outsource the reselling business and focus on higher value solutions, and a decrease of $8.3 million in sales of proprietary software, offset by an increase in sales of Identity Management solutions of $26.7 million under the DMDC contract awarded in May 2008. Services revenue increased by 31.7% to $111.8 million for 2008 from $84.9 million for 2007, primarily attributable to increases in revenue of $12.0 million for Secure Networks solutions, $5.5 million for Secure Messaging solutions, $6.5 million for Information Assurance, and $2.9 million for Identity Management solutions, as a result of our continued emphasis on selling solutions and services.

Revenue increased by 60.8% to $226.6 million for 2007 from $140.9 million for 2006. Such increase is primarily attributable to increased sales from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract, which in 2007 performed major site installations of its network solutions. Product revenue increased by 86.0% to $141.7 million for 2007 from $76.2 million for 2006, primarily attributable to an increase in product reselling activities of $66.0 million of Secured Networks solutions. Services revenue increased by 31.2% to $84.9 million for 2007 from $64.7 million for 2006, primarily attributable to an increase in revenue of $20.3 million of Secure Networks solutions, resulting from major site installations as noted above.

Cost of sales. Cost of sales decreased by 6.7% to $172.6 million for 2008 from $185.0 million for 2007. Cost of sales increased by 55.5% to $185.0 million for 2007 from $119.0 million for 2006. Cost of sales as a percentage of revenue decreased to 79.6% for 2008 from 81.6% for 2007, and from 84.5% for 2006. This trend is a direct result of continued emphasis on selling solutions and services while outsourcing product sales.

Gross profit. Gross profit increased by 6.8% to $44.4 million for 2008 from $41.6 million for 2007, and by 90.3% from $21.8 million for 2006. Gross margin increased 2.0% to 20.4% for 2008 from 18.4% for 2007, and by 2.9% from 15.5% for 2006, primarily attributable to the continued emphasis on selling solutions and services while outsourcing product sales as noted above.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased 7.5% to $29.8 million in 2008 from $32.2 million for 2007. Such decrease is primarily attributable to decreases in litigation-related expenses of $4.0 million, net of insurance reimbursements, bonus accrual of $0.7 million, and bad debt accrual of $0.6 million, offset by increases in labor costs of $1.7 million, and audit fees of $1.0 million.

Selling, general, and administrative expenses increased 4.4% from $30.9 million for 2006 to $32.2 million for 2007. Such increase is primarily attributable to $5.0 million for bonus accrual, offset by decreases in litigation-related and other legal expenses of $0.6 million, net of insurance reimbursements, and reductions of $1.8 million in labor costs and $1.3 million in other costs resulting from a company-wide reorganization and cost reduction plan implemented in 2006.

Interest expense. Interest expenses decreased 7.8% to $7.7 million for 2008 from $8.4 million for 2007, primarily due to a decrease in the accrual of accretion of the Public Preferred Stock and a decrease in interest expense incurred resulting from the $1.0 million repayment of the senior subordinated notes. Interest expenses decreased 59.4% from $20.6 million for 2006 to $8.4 million for 2007, primarily due to the accretion and dividend accrual adjustments in 2006 on the Public Preferred Stock. Components of interest expense are as follows:

	December 31,
	2008	2007	2006
	(amounts in thousands)
Commercial and subordinated note interest incurred	$2,954	$3,077	$3,173
Preferred stock interest accrued	4,747	5,274	17,404

Total	$7,701	$8,351	$20,577

Provision for income taxes. We recorded a benefit of $5.7 million in 2008, primarily attributable to the release of the valuation allowance of $6.0 million on our deferred tax assets. Our decision to release the valuation allowance was based on our determination that it is more likely than not that we will be able to realize the benefit. We have been profitable in seven out of eight quarters and we project positive results in the future based in part on our large funded backlog. We recorded provision for income taxes of $280,000 and $12,000 for 2007 and 2006, respectively. The income tax provision of $280,000 for 2007 represents primarily the federal alternative minimum tax and certain state income tax liabilities. The income tax provision of $12,000 for 2006 represents certain minimum state income tax liabilities.

Liquidity and Capital Resources

As described in more detail below, we maintain a revolving credit facility (“the Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as these the examples described above, that could have an impact on the Facility, and therefore our liquidity. However, management believes that the Company’s borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Cash used in operating activities was $0.3 million in the year ended December 31, 2008, compared to cash provided by operating activities of $0.1 million for 2007. Cash provided by or used in operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. Additionally and more specifically, in 2008, net income was $10.5 million, which included $6.0 million to reflect the release of valuation allowance against the deferred tax assets. Further, in 2007, net income was $5.5 million, including $5.8 million for the gain on sale of TIMS LLC membership interest, the proceeds from which were reflected as an investing activity. Cash provided by operating activities was $1.4 million for 2006, due to an adjustment to cash flows from operating activities of $29.7 million resulting primarily from the accretion and dividend accrual adjustment in 2006 on the Public Preferred Stock.

Cash provided by investing activities for the year ended December 31, 2008 was $3.4 million, compared to $1.1 million for 2007. The investing activities in 2008 consisted of the maturity of $4.0 million of certain restricted investments, offset by the purchase of $0.6 million of property and equipment. The investing activities in 2007 consisted of the net proceeds of $5.8 million from sale of TIMS LLC membership interest, offset by the purchase of $4.1 million of restricted investments and $0.6 million of property and equipment. Cash used in investing activities was $0.8 million for 2006, primarily due to the purchase of property and equipment.

Cash used in financing activities for year ended December 31, 2008 was $3.1 million, compared to $1.3 million for 2007, and $0.5 million for 2006. The financing activities in 2008 consisted of the payments of $0.5 million under capital leases, payments of $1.0 million of senior subordinated notes, and distribution of $1.8 million to Class B Member of TIMS LLC, offset by net borrowings $0.4 million from the Facility. The financing activities in 2007 consisted of the payments of $0.6 million under capital leases, and distribution of $0.9 million to Class B Member of TIMS LLC. The financing activities in 2006 consisted principally of payments under capital leases.

Additionally, our capital structure consists of subordinated notes, redeemable preferred stock, and common stock. The capital structure is complex and requires an understanding of the terms of the instruments, certain restrictions on scheduled payments and redemptions of the various instruments, and the interrelationship of the instruments especially as it relates to the subordination hierarchy. Therefore a thorough understanding of how our capital structure impacts our liquidity is necessary and accordingly we have disclosed the relevant information about each instrument as follows:

Senior Revolving Credit Facility

Effective January 31, 2008, we amended our $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs. In March 2008, we renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011, and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo Foothill “prime rate” plus 1%, the Federal Funds rate plus 1 1/2%, or 7.00%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo Foothill prime rate, we have the option to have interest on all or a portion of the advances on such Facility be charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4.00%.

Additionally, subsequent to the March 2008 renewal, Wells Fargo Foothill and the Company amended the Facility and the Company obtained waivers for various defaults of provisions under the Facility. Such defaults included failure to provide audited annual financial statements within the required 90 day period due to the late filing of the 2007 Form 10-K, as well as various administrative defaults resulting from certain of the Company’s investments and financing arrangements.

Effective January 1, 2007, we amended the Facility with Wells Fargo Foothill to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2—Sale of Assets), and to provide various waivers in accordance with the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires us to meet certain financial covenants, including, EBITDA as defined in the Facility. As of December 31, 2008, we were in compliance with the Facility’s financial and EBITDA covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of December 31, 2008.

As of December 31, 2008, the interest rate on the Facility was 7.00%. Pursuant to the terms of the Facility, during 2008 the interest rate was the Wells Fargo Foothill “prime rate” plus 1% (as of December 31, 2008 the Wells Fargo Foothill “prime rate” was 6.00%) or 5.75%, whichever was higher. As of December 31, 2008, we had not elected the LIBOR rate option.

At December 31, 2008, we had outstanding borrowings of $12.2 million and unused borrowing availability of $3.8 million on the Facility. The effective weighted average interest rates (including various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 11.47% and 13.32% for the years ended December 31, 2008 and 2007, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but are subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. Our Notes are held principally by common shareholders and totaled $4.2 million at December 31, 2008. These subordinated notes bear interest at rates between 14% and 17%, due and payable on December 31, 2011. During 2008, we paid $686,000 in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $19.4 million at December 31, 2008, which has not been accrued. See Note 7 – Current Liabilities and Debt Obligations.

In June and July of 2008, we repaid $0.5 million, respectively, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. We accrue dividends and provide for accretion related to the redeemable preferred stock. At December 31, 2008, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $107.0 million. During 2008, we accrued $4.7 million of dividends on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Facility agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2008, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of our Charter, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that we will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2008 and 2007.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo Foothill, whose term expires on September 30, 2011. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. We continue to actively rely upon the Facility and expect to continue to do so until the Facility expires on September 30, 2011.

Accordingly, as stated above, we will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2008. This classification is consistent with ARB No. 43 and Statement of Financial Accounting Standard (“SFAS”) No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Paragraph 5 of SFAS No. 78, provides the following:

“The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable…”

If, pursuant to the terms of the Public Preferred Stock, we do not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require us to discharge its obligation to redeem the Public Preferred Stock as soon as we are financially capable and legally permitted to do so. Therefore, by its very terms, the Public Preferred Stock is not due on demand or callable for failure to make a scheduled payment pursuant to its redemption provisions and is properly classified as a noncurrent liability.

Dividend Provisions

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $65.3 million as of December 31, 2008. In 2008, we accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had we accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. Our Charter, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …”. Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which we stated our intent to pay PIK dividends, we stated our intention to amend our Charter to permit such payment by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $97.2 million and $92.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2008 and 2007, respectively. This action is a considered a change in assumption that results in a change in accounting estimate as defined in SFAS 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

Our working capital was $10.8 million as of December 31, 2008. Our working capital deficit was $0.4 million as of December 31, 2007, primarily due to amounts resulting from unreimbursed litigation-related and other legal expenses.

In accordance with the terms of one of our government contracts for services, we were required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond was approximately $4.1 million and we were required to collateralize the entire amount of the bond. We provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of December 31, 2008, the remaining collateral balance is approximately $103,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract.

At December 31, 2008, we had outstanding debt and long-term obligations of $130.9 million, consisting of $12.2 million under the Facility, $4.2 million in subordinated debt, $7.5 million in capital lease obligations and $107.0 million in redeemable preferred stock, which is classified as liability in accordance with SFAS No. 150.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for 2009. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

In April 2007, as a result of the sale of a membership interest in TIMS LLC, we received $6 million in cash consideration which was used to address working capital requirements. See Note 2 – Sale of Assets.

Additionally, in late 2007, we experienced delayed payments from one of our significant government payment offices due to complications arising from that office’s payment system conversion. As a result, anticipated payments from this government payment office have been received significantly later than the payment due dates. We have been able to utilize our Facility to mitigate the effect of these payment delays. This slow down in payment has since been resolved.

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2008 (in thousands):

		Payments due by Period
	Total	2009	2010 - 2012	2013 - 2015	2016 and later
Capital lease obligations (1)	$14,456	$2,022	$5,998	$5,941	$495
Senior revolving credit facility (2)	12,162	—	12,162	—	—
Senior subordinated notes	4,179	—	4,179	—	—
Interest on senior subordinated notes (3)	1,851	617	1,234	—	—
Operating lease obligations	1,558	614	890	54	—

	$34,206	$3,253	$24,463	$5,995	$495

Senior preferred stock (4)	$9,871
Public preferred stock (5)	97,160

	$107,031

Total	$141,237

(1) Includes interest expense:	$6,252	$1,378	$3,326	$1,534	$14
(2)	Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments. Interest expense for 2008 was $1.0 million.
(3)	Amounts calculated based on principal balance as of December 31, 2008, at interest rates ranging from 14% to 17%.
(4)	In accordance with SFAS No. 150, the senior preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2008, and includes accrual of accumulated dividends of $6.9 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $424,000.
(5)	In accordance with SFAS No. 150, the public preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2008, and includes accrual of accumulated dividends and accretion of $90.8 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion accrued in the amount of $500,000 in 2008, and has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Capital expenditures for property and equipment were $0.6 million in 2008, $0.6 million in 2007 and $0.8 million in 2006. We presently anticipate capital expenditures of approximately $1.7 million in 2009; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2009.

Capital Leases and Related Obligations

We have various lease agreements for property and equipment that, pursuant to SFAS No. 13 “Accounting for Leases,” require us to record the present value of the minimum lease payments for such equipment and property as an asset in our consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease or their useful life, whichever is shorter.

Inflation

The rate of inflation has been moderate over the past five years and, accordingly, has not had a significant impact on the Company. We have generally been able to pass through any increased costs to customers through higher prices to the extent permitted by competitive pressures.

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies of the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 1% over the Wells Fargo Foothill “prime rate” (as of December 31, 2008 the Wells Fargo Foothill “prime rate” was 6.00%), or 5.75%, whichever is higher. The effective average interest rates, including all bank fees, of the Facility in 2008 and 2007 were 11.47% and 13.32%, respectively. The Facility had an outstanding balance of $12.2 million at December 31, 2008.

Our restricted investments are reported at fair value, in accordance with SFAS No. 115. The restricted investments consist of one treasury note with fixed interest rate of 3.849% due September 30, 2009. The balance at December 31, 2008 was pledged as collateral on a performance bond and payment bond for one of our government contracts for services.

Item 8.	Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

Ashburn, Virginia

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Bethesda, Maryland

April 14, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit and cash flows of Telos Corporation and Subsidiaries (Company) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Telos Corporation and Subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goodman & Company, L.L.P.

Norfolk, Virginia

April 23, 2007

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Revenue (Note 6)
Products	$105,269	$141,686	$76,179
Services	111,798	84,899	64,694

	217,067	226,585	140,873

Costs and expenses
Cost of sales – Products	88,419	122,098	71,136
Cost of sales – Services	84,221	62,907	47,888
Selling, general and administrative expenses	29,814	32,227	30,874

	202,454	217,232	149,898

Operating income (loss)	14,613	9,353	(9,025)

Other income (expenses)
Gain on sale of TIMS LLC membership interest (Note 2)	—	5,803	—
Non-operating income	191	131	67
Losses from affiliates (Note 4)	—	—	(134)
Interest expense	(7,701)	(8,351)	(20,577)

Income (loss) before minority interest and income taxes	7,103	6,936	(29,669)

Minority interest (Note 2)	(2,146)	(1,110)	—

Income (loss) before income taxes	4,957	5,826	(29,669)
Benefit (provision) for income taxes (Note 10)	5,731	(280)	(12)

Net income (loss)	$10,688	$5,546	$(29,681)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2008	2007
Current assets (Note 7)
Cash and cash equivalents	$22	$83
Restricted investments	103	4,005
Accounts receivable, net of reserve of $225 and $553, respectively (Note 6)	39,916	39,907
Inventories, net of obsolescence reserve of $1,709 and $1,482, respectively	7,132	11,918
Deferred income taxes (Note 10)	2,864	—
Other current assets	2,604	3,770

Total current assets	52,641	59,683

Property and equipment (Note 7)
Furniture and equipment	8,472	8,124
Leasehold improvements	1,520	1,425
Property and equipment under capital leases	14,146	14,126

	24,138	23,675
Accumulated depreciation and amortization	(17,279)	(16,029)

	6,859	7,646

Deferred income taxes, long-term (Note 10)	3,169	—
Other assets (Note 7)	32	127

Total assets	$62,701	$67,456

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS’ DEFICIT

	December 31,
	2008	2007
Current liabilities
Accounts payable and other accrued payables (Note 7)	$26,905	$40,765
Accrued compensation and benefits	7,008	8,032
Deferred revenue	3,715	5,549
Current portion, capital lease obligations (Note 11)	645	618
Other current liabilities	3,482	5,070

Total current liabilities	41,755	60,034

Senior revolving credit facility (Note 7)	12,162	12,849
Senior subordinated notes (Note 7)	4,179	5,179
Capital lease obligations (Note 11)	7,559	8,129
Senior redeemable preferred stock (Note 8)	9,871	9,447
Public preferred stock (Note 8)	97,160	92,837

Total liabilities	172,686	188,475

Minority interest (Note 2)	563	217

Commitments and contingencies (Notes 11 and 14)

Stockholders’ deficit (Note 9)
Class A common stock, no par value, 50,000,000 shares authorized, 33,554,188 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Capital in excess of par	103	103
Accumulated deficit	(110,729)	(121,417)

Total stockholders’ deficit	(110,548)	(121,236)

	$62,701	$67,456

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$10,688	$5,546	$(29,681)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain on sale of TIMS LLC membership interest	—	(5,803)	—
Losses from affiliates	—	—	134
Minority interest	2,146	1,110	—
Dividends and accretion of preferred stock as interest expense	4,747	5,274	17,404
Stock-based compensation	—	—	103
Depreciation and amortization	1,431	1,751	1,761
Provision for inventory obsolescence	229	739	465
(Benefit) provision for doubtful accounts receivable	(223)	155	(86)
Amortization of debt issuance costs	35	160	—
Deferred income tax benefit	(6,033)	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	214	(14,352)	(711)
Decrease (increase) in inventories	4,557	(5,579)	(3,225)
Decrease (increase) in other assets	1,303	2,863	(4,010)
(Decrease) increase in accounts payable and other accrued payables	(14,963)	6,168	16,015
(Decrease) increase in accrued compensation and benefits	(1,024)	3,234	341
(Decrease) increase in deferred revenue	(1,834)	(2,595)	3,935
(Decrease) increase in other current liabilities	(1,588)	1,440	(998)

Cash (used in) provided by operating activities	(315)	111	1,447

Investing activities:
Net proceeds from sale of TIMS LLC membership interest	—	5,803	—
Purchases of property and equipment	(644)	(616)	(753)
Purchases of restricted investments	—	(4,109)	—
Maturity of restricted investments	4,005	—	—
Minority interest – TIMS LLC Class B member	—	7	—

Cash provided by (used in) investing activities	3,361	1,085	(753)

Financing activities:
Proceeds from senior credit facility	229,170	192,651	156,224
Repayment of senior credit facility	(229,857)	(192,370)	(155,815)
Increase (decrease) in book overdrafts	1,103	—	(471)
Payments under capital lease obligations	(543)	(569)	(459)
Repayment of senior subordinated notes	(1,000)	—	—
Debt issuance costs	(180)	(160)	—
Distributions to minority investor of TIMS LLC	(1,800)	(900)	—

Cash used in financing activities	(3,107)	(1,348)	(521)

(Decrease) increase in cash and cash equivalent	(61)	(152)	173
Cash and cash equivalents at beginning of the year	83	235	62

Cash and cash equivalents at end of year	$22	$83	$235

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,001	$3,092	$3,173

Income taxes	$515	$14	$11

Noncash:
Interest on redeemable preferred stock	$4,747	$5,274	$17,404

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Capital In Excess of Par	Stockholders Accumulated Deficit	Total Deficit
Balance December 31, 2005	$65	$13	$—	$(97,282)	$(97,204)

Stock-based compensation	—	—	103	—	103

Net loss for the year	—	—	—	(29,681)	(29,681)

Balance December 31, 2006	$65	$13	$103	$(126,963)	$(126,782)

Net income for the year	—	—	—	5,546	5,546

Balance December 31, 2007	$65	$13	$103	$(121,417)	$(121,236)

Net income for the year	—	—	—	10,688	10,688

Balance December 31, 2008	$65	$13	$103	$(110,729)	$(110,548)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Telos Corporation (the “Company” or “Telos” or “We”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also have a 60% ownership interest in Telos Identity Management Solutions, LLC (“TIMS LLC”) and a 100% ownership interest in Teloworks, Inc. (“Teloworks”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company” or “We”). We have also consolidated the results of operations of TIMS LLC (see Note 2 – Sale of Assets). Significant intercompany transactions have been eliminated on consolidation. Effective January 1, 2008, we also own 100% of Teloworks, Inc. (“Teloworks”) which we were required to consolidate in prior periods, as we previously owned 60% of Teloworks. However, as our investment in Teloworks is immaterial to our consolidated financial statements, we have recorded all fundings to Teloworks as expense in our consolidated statement of operations. See Note 3 – Investment in Teloworks.

Segment Reporting

We previously reported two operating segments in our public filings: Managed Solutions and Xacta. Managed Solutions was primarily our traditional IT-product reselling business. Xacta comprised several business lines that together made up our security solutions brand. Beginning in late 2006, we undertook various cost reduction and reorganization strategies in order to address the our poor operating results which were caused in part by an unsustainable revenue mix comprised of a large proportion of IT-product reselling revenue, which contributed a smaller proportion of margin to support our operations. As a result, we decided to focus and invest more in our higher-value business areas. In late 2007, the Managed Solutions segment was realigned under the Secure Networks business line. While certain of the Managed Solutions products and services continue to be offered by us as part of our strategy of offering a broad range of IT solutions to our customers, the decision to consolidate the Managed Solutions segment with the Secure Networks business line resulted in a change in our reportable operating segments.

Accordingly, as of January 1, 2008, we have reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and no longer report multiple segments.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, warranty obligations, income taxes, contingencies and litigation, and assumptions used in evaluating potential impairments of intangible assets, stock-based compensation, restricted investments, and accretion of Public Preferred Stock.

Actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” (“SOP 98-9”), and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

Substantially all of our contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountant’s Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

We may use subcontractors in the course of performing on services contracts. Some of such arrangements may fall within the scope of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. We presume that revenues on services contracts are recognized on a gross basis, in accordance with EITF 99-19, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis. The revenue recognized on services on a net basis for the current and prior years has been insignificant.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Secure Messaging – We provide Automated Message Handling Software (“AMHS”) and services to our customers. The software and accompanying services fall within the scope of SOP 97-2, as fully discussed above. Other services fall within the scope of SAB 104 for arrangements that include only time-and-materials (“T&M”) contracts and EITF 00-21 for contracts with multiple deliverables such as T&M elements and firm-fixed price (“FFP”) services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networking Solutions (formerly Secure Wireless) – We provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of SAB 104, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and EITF 00-21. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of SAB 104. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance (“IA”) Services – We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of SAB 104. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Identity Management – We provide our identity management services and sells information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of EITF 00-21 and SAB 104. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable, to the extent that availability of funds exists on our revolving credit facility.

Restricted Investments

We account for our investments under SFAS No. 115,“Accounting for Certain Investments in Debt and Equity Securities.” We consider our holdings of short-term and long-term securities, consisting primarily of fixed income securities to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is immaterial and therefore not presented as a separate component of stockholders’ deficit. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying consolidated statements of operations.

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

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts with a net book value of $196,000 and $400,000 at December 31, 2008 and 2007, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and its assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $8.8 million and $13.4 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance End of Year
Year Ended December 31, 2008	$1,482	$229	$(2)	$1,709
Year Ended December 31, 2007	$922	$739	$(179)	$1,482
Year Ended December 31, 2006	$482	$465	$(25)	$922

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of the individual assets or classes of assets as follows:

Buildings	20 Years
Machinery and equipment	3-5 Years
Office furniture and fixtures	5 Years
Leasehold improvements	Lesser of life of lease or useful life of asset

Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of property and equipment under capital leases is computed on the straight-line method over the lesser of the term of the related lease and the useful life of the related asset.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statement of operations. For the years ended December 31, 2008, 2007 and 2006, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life. We expensed all such software development costs in 2008, 2007 and 2006, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, and related to Enterworks Process ExchangeTM (“EPX”) software in other assets, was $1.4 million, $1.8 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Assets

The balance of other assets at December 31, 2008 consists of refundable deposits in the amount of $32,000. The balance of other assets as of December 31, 2007 consisted of the long-term portion of the restricted investments in the amount of $103,000 and refundable deposits in the amount of $24,000.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Our analysis of uncertain tax positions as required under FIN 48 determined that we had no significant unrecorded liabilities.

As of January 1, 2007, December 31, 2007 and 2008, we had no unrecognized tax benefits, nor did we have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For the year ended December 31, 2008 and 2007, there was no interest or penalties recorded or included in tax expense.

Stock-Based Compensation

We adopted SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS No. 123(R) for all share-based awards granted subsequent to January 1, 2006 and for all awards granted, but not vested, prior to January 1, 2006. There were no options granted on or after December 31, 2005.

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008, we granted 480,000 shares of restricted stock to certain of our directors. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with SFAS No. 123(R), we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

Research and Development

For all years presented, we charge all research and development costs to expense as incurred. For software research and development costs, such costs are capitalized once technological feasibility is reached. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant. During 2008, 2007, and 2006, we incurred salary costs for research and development of approximately $1.1 million, $0.9 million, and $1.0 million, respectively, which are recorded as selling, general and administrative expense in the consolidated statements of operations.

Earnings per Share

As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income

Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. We have no comprehensive income (loss) components other than our net income (loss).

Financial Instruments

We use various methods and assumptions to estimate the fair value of our financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues. See Note 7 – Current Liabilities and Debt Obligations and Note 8 – Redeemable Preferred Stock to the Consolidated Financial Statements for fair value disclosures of senior subordinated notes and senior redeemable preferred stock.

Fair value estimates are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008 and should be applied prospectively for all business acquisitions entered into after the date of adoption. The provisions of SFAS No. 141(R) will generally only impact us if we are a party to a business combination after the pronouncement has been adopted.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is January 1, 2008 for us. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and 157-2, “Effective Dates of FASB Statement No. 157,” which defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position or results of operations and FSP SFAS 157-3 did not impact our financial position or results of operations. We are still assessing the impact that SFAS No. 157 will have as it relates to non-financial assets and liabilities in 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted SFAS No. 159 on January 1, 2008 and there was no effect on the consolidated financial statements as we did not elect the fair value option for assets and liabilities within the scope.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS No. 133” (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on a entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on our consolidated financial condition, results of operations, or cash flows.

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we are still evaluating the possible impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We will adopt EITF 08-6 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the current year presentation.

Note 2. Sale of Assets

On April 11, 2007, Telos Identity Management Solutions, LLC (“TIMS LLC”) was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of TIMS LLC and certain private equity investors (“Investors”) owned 0.001% of the membership interests of TIMS LLC. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with SAB 51, “Accounting for Sales of Stock by a Subsidiary,” we recognized a gain of $5.8 million, which is included in other income (expenses) on the consolidated statements of operations. As a result, we own 60% of TIMS LLC, and therefore continue to account for the investment in TIMS LLC using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. The brother of John B. Wood, our Chairman and Chief Executive Officer, indirectly held a 2% effective ownership interest in TIMS LLC as a result of the transaction, which was subsequently sold in the fourth quarter of 2008.

The Amended and Restated Operating Agreement of TIMS LLC (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of TIMS LLC. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of TIMS LLC, as mentioned above, and as such is allocated 60% of the profits, which was $3.2 million and $1.7 million for 2008 and 2007, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is allocated 40% of the profits, which was $2.1 million and $1.1 million for 2008 and 2007, respectively, and is entitled to appoint two members of the Board of Directors.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of the TIMS LLC membership interests. During the year ended December 31, 2008 and 2007, the Class B member received a total of $1.8 million and $0.9 million, respectively, of such distributions. Further, subsequent to the initial eighteen month period, distributions shall be made to the members only when and to the extent determined by the TIMS LLC’s Board of Directors, in accordance with the Operating Agreement.

In addition, in April 2007, we entered into a corporate services agreement with TIMS LLC whereby we provide certain administrative support services to TIMS LLC, including finance, accounting and human resources services.

Note 3. Investment in Teloworks, Inc. (formerly Enterworks International, Inc.)

In December 2003, we entered into a Stock Purchase Agreement and the Stockholder Agreement (“Teloworks Agreements”), whereby we purchased a 50% interest in Teloworks, which at the time of the transaction was a wholly owned subsidiary of Enterworks, for $500,000. The investment was founded upon anticipated future cost savings on projected labor costs, or an acquired “assembled workforce” (an acquired intangible asset). As techniques to measure the value of an assembled workforce and the related intellectual capital with sufficient reliability were not available and, as Teloworks was not expected to generate any substantial cash flows going forward, the investment was written-off as of December 31, 2003, consistent with paragraph 17 of SFAS 142, “Goodwill and Other Intangible Assets.” Furthermore, in accordance with the terms of the Teloworks Agreements, we agreed to fund operating costs and certain direct expenses. Since 2004, we have recorded all fundings to Teloworks as expense in our consolidated statement of operations, as the Teloworks balance sheet and operating results not already recorded were and continue to be immaterial to our consolidated financial statements. For 2008, 2007, and 2006, we incurred expenses related to Teloworks in the amounts of approximately $1.6 million, $1.2 million and $1.0 million, respectively. We continue to utilize Teloworks for technical services.

Pursuant to the Teloworks Agreements, we were required to fund the operations of Teloworks jointly with Enterworks according to a funding schedule as set forth in the Teloworks Agreements. In 2005, we funded in excess of our proportionate share of Teloworks services by $58,000. Additionally, in 2005, Enterworks was unable to fund its proportionate share of the scheduled funding, which amounted to $664,000, and as such we separately funded and expensed the $664,000. However, as a result of Enterworks’ recapitalization effort, the $664,000 was converted into 1,793,903 shares of Enterworks’ Series B-1 Preferred Stock and was recorded as an investment in Enterworks in our consolidated balance sheet. See Note 4 – Investment in Enterworks.

As of May 19, 2006, Enterworks was again unable to fund its proportionate share of the scheduled funding, which amounted to $245,000. Consistent with subsection 3.4(d) of the Teloworks Agreements, the non-defaulting party (Telos) has the right to transfer ownership (pursuant to a Penalty Ownership calculation) of the defaulting party’s interest in Teloworks. The Teloworks Agreements also provide for a cure period for the defaulting party, which was waived by the defaulting party. On May 19, 2006, we provided notice to Enterworks of its default and, pursuant to the waiver of the cure period by Enterworks, exercised our rights under the Teloworks Agreements to transfer the calculated ownership percentage to us. The amount of the Enterworks default set forth in the notice was approximately $303,000, which was comprised of the $58,000 overfunded amount in 2005 and the $245,000 funding on Enterworks’ behalf as stated above. As a result of such exercise of our rights under the Teloworks Agreements, we owned 80.0% of Teloworks effective May 19, 2006.

For 2006, we funded in excess of our proportionate share of Teloworks operations by approximately $296,000. This amount was comprised of the $245,000 funded on behalf of Enterworks as described above, which was part of the basis for the transfer of an additional 30% ownership interest from Enterworks to Telos. The remaining overfunded amount of $51,000 for 2006 was carried forward to be applied to our 2007 funding requirements.

On March 16, 2007, Enterworks completed a private financing through the issuance of 42,857,143 shares of Series D Preferred Stock to various investors, including Telos. We participated in the private financing as a result of amounts credited to us by Enterworks, including $500,000 for funding prior Enterworks’ obligations to Teloworks (which also resulted in a 20% recapture of Enterworks’ forfeited interest in Teloworks for approximately $204,000), and approximately $100,000 due to us, which had previously been fully reserved in connection with the services and sublease agreement as described in Note 4 – Investment in Enterworks. As described above, as a result of the 20% recapture of Enterworks’ forfeited interest in Teloworks, we owned 60% of Teloworks. Subsequently in 2007, Enterworks was unable to fund its entire share of the scheduled funding obligation to Teloworks. We funded $250,000 on Enterworks’ behalf for which we received a note from Enterworks and warrants to purchase 1,785,714 underlying common stock shares. We recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, we recorded a full reserve against the note. We provided Enterworks with a notice of default in accordance with the Teloworks Agreements due to its repeated defaults on its funding obligations. Enterworks waived its rights under the Teloworks Agreements to cure such default. Accordingly, effective January 1, 2008, Telos owns 100% of Teloworks.

In 2008, Teloworks formed a wholly owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing (“BPO”) business in the Philippines. Through December 31, 2008, of the $1.6 million funded to Teloworks, approximately $0.2 million was used to fund the BPO business, which is currently in the pre- operational stage.

Note 4. Investment in Enterworks

As of December 31, 2008, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 10.5%. Since our initial investment in Enterworks, we accounted for such investment as prescribed by APB Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment in Enterworks to zero.

Prior to October 14, 2005, we owned 17,153,059 shares of Enterworks common stock, 1,785,714 shares of Series B Convertible Preferred Stock, and warrants to purchase 6,374,997 underlying common stock shares, representing a fully diluted ownership percentage of 25.1%. Additionally, we owned $4.0 million of notes receivable whose carrying amounts were previously reduced to zero in accordance with APB 18 and Emerging Issues Task Force Issue No. 98-13 “Accounting by an Equity Method Investor for Investee Losses when the Investor has Loans to and Investments in Other Securities of the Investee.”

As of December 31, 2005, and as a result of an Enterworks’ recapitalization which occurred on October 14, 2005, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock and 1,793,903 shares of Series B-1 Preferred Stock of Enterworks, representing a fully diluted ownership percentage of 19.4%.

On April 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of Ennovative Commerce Solutions, Inc., a content publishing company. In consideration for this purchase, Enterworks issued approximately 8.1 million shares of its common stock to the acquired company’s stockholders. As a result of this transaction, our ownership in Enterworks, on a fully diluted basis, was reduced to 12.6%.

In May and June of 2006, Enterworks completed a private financing through the issuance of 13.8 million shares of its Series C Preferred Stock to various investors. As a result of this transaction, our ownership in Enterworks, on a fully diluted basis, was reduced to 8.2%.

On June 30, 2006, Enterworks completed a transaction in which it purchased 100% of the common stock of Saltmine, Inc., a services company. In consideration for this purchase, Enterworks issued approximately 21.1 million shares of its common stock to the acquired company’s stockholders. As a result of this transaction, our ownership in Enterworks, on a fully diluted basis, was reduced to 5.3%. As of December 31, 2006, as a result of issuance of additional common stock by Enterworks, our ownership, on a fully diluted basis, was reduced to 4.7%.

In May 2006, we amended the Agreement for Services and Sublease (“Agreement”) with Enterworks effective as of January 1, 2006. Pursuant to the Agreement, we shall continue to sublease office space in our Ashburn facility and provide certain general, administrative and support services to Enterworks, for the amount of $210,000 for a period of one year, payable in 12 equal installments of $17,500 per month. Pursuant to its terms, upon execution of the Agreement, the equivalent of five monthly payments, or $87,500, for the period from January 1, 2006 through May 31, 2006, became due to us from Enterworks. Under the terms of the third amendment to the Agreement, Telos and Enterworks had agreed to a payment plan to bring the arrearage current by December 31, 2006. Enterworks was unable to make all payments under the Agreement and arrearage plan, resulting in a balance due to us of $100,000 as of December 31, 2006. We recorded a full reserve against the balance due because of uncertainty regarding the timing and amount of repayment of the balance.

During the fiscal year ended December 31, 2006, our share of Enterworks losses totaled $134,000. In accordance with APB 18, we recognized our share of Enterworks losses by reducing the carrying value of our investment in Enterworks from $92,000 to zero. In accordance with EITF 98-13 – “Accounting by an Equity Method Investor for Investee Losses when the Investor Has Loans to and Investments in Other Securities of the Investee,” we recorded the remaining $42,000 of our proportional share of Enterworks losses as losses from affiliate, reducing the carrying value of the receivable balance due to $354,000. We have evaluated the remaining balance for impairment consistent with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and consequently have recorded a full valuation allowance in the amount of $354,000.

On March 16, 2007, Enterworks completed a private financing through the issuance of 42,857,143 shares of Series D Preferred Stock to various investors, including Telos. We participated in the private financing through amounts credited to us, including $500,000 for funding prior Teloworks obligations on Enterworks behalf (including a 20% recapture of Enterworks’ forfeited interest in Teloworks for approximately $204,000), and an amount due to us of approximately $100,000, which had previously been fully reserved, in connection with the services and sublease agreement as described above. As a result of this financing, we acquired 8,571,429 shares of Enterworks Series D Preferred Stock, increasing our fully diluted ownership percentage from 4.7% as of December 31, 2006 to 10.8% as of March 16, 2007. The private financing did not result in any change to management’s belief that the value of the investment in Enterworks was impaired at the time of the transaction; therefore, the recorded value of the investment remains zero as we expensed the amounts associated with this transaction.

In April 2007, we amended our Agreement with Enterworks effective as of January 1, 2007. Pursuant to the amended Agreement, we continued to sublease office space in its Ashburn facility and provide certain general, administrative and support services to Enterworks, for the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month.

Subsequently in 2007, Enterworks was unable to meet the entire share of its scheduled funding obligations to Teloworks. We funded $250,000 on Enterworks’ behalf for which we received a note from Enterworks, and warrants to purchase 1,785,714 underlying common stock shares. We recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, we recorded a full reserve against the note. We have provided Enterworks with a notice of default in accordance with the Teloworks Agreements due to its repeated defaults on its funding obligations to Teloworks. As disclosed in Note 3 – Investment in Teloworks, Enterworks has waived its rights under the Teloworks Agreements to cure such default. Accordingly, effective January 1, 2008 we own 100% of Teloworks.

In March 2008, we amended the Agreement with Enterworks effective as of January 1, 2008. Pursuant to the amended Agreement, we subleased office space in our Ashburn facility and provided certain general, administrative and support services to Enterworks, for the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month. We terminated the Agreement with Enterworks effective February 28, 2009, and accordingly, Enterworks relocated its corporate headquarters.

Separately, in December 2003, we entered into a two-year Original Equipment Manufacturer (“OEM”) software license agreement (“SLA”) with Enterworks that, pursuant to an earn-out provision is comprised of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million. We provided initial consideration of $1.0 million, comprised of a $100,000 cash payment and Company services in the amount of $900,000, including $300,000 for rent and services from July 2003 to December 2003, and an additional $600,000 for rent and services for 2004. In addition to the above-described exchange, as part of the December 2003 agreement, we agreed to pay royalties of $1.0 million for a period of two years and, upon payment of cumulative license fees and/or Company services to Enterworks equal to at least $2.0 million, would own a worldwide, non-exclusive, perpetual, irrevocable, royalty-free, fully paid-up license for the EPX software. As of December 31, 2004, we paid approximately $294,000 in such royalties. In December 2004, we entered into an amended agreement with Enterworks in which Enterworks acknowledged that we had met the earn-out requirements and now owns the above-mentioned license. As part of the amended agreement, we paid an additional $350,000 and waived the $400,000 fee for rent and services for 2005. Additionally, Enterworks agreed to provide us with maintenance and OEM technical product support for two years, for a fixed fee of $300,000, such fee being amortized over two years. We had the option to renew the maintenance and OEM technical product support for $15,000 per month, and effective as of January 1, 2007 and January 1, 2008, the Company renewed such support. We discontinued such support effective January 1, 2009. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” intangible assets acquired shall be initially recognized and measured at fair value. As such, we have capitalized $850,000 in consideration paid for EPX software, and have reflected this asset on the balance sheet in “Other Assets.” The net carrying value of the asset was zero as of December 31, 2008 and 2007, respectively. Amortization expense for 2008, 2007, and 2006 was $0, $250,000, and $250,000, respectively.

Note 5. Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the valuation of investments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following categories:

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

The following table displays the assets measured at fair value on a recurring basis in our consolidated balance sheet as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value:

		Fair Value Measurements at Reporting Date Using
		(in thousands)
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government securities (1)	$103	$103	$—	$—

(1)	The prior year balance of $4.1 million was collateral for a performance and a payment bond on one of our contracts. The terms of the contract permitted a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million totaling $4.0 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively, and the associated securities were sold.

The following table presents the carrying and estimated fair value of liabilities considered financial instruments under SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” Accordingly, certain items that are not considered financial instruments are excluded from the table.

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial liabilities
Senior subordinated notes	$4,179	$3,720	$5,179	$5,179
Senior redeemable preferred stock	9,871	7,778	9,447	9,447
Public preferred stock	97,160	47,147	92,837	63,712

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments:

•

Senior subordinated notes – An income approach was used to determine the fair value of the Series B & Series C subordinated notes, whereby the principal sum and interest payments were discounted using a market-based yield to maturity.

•

Senior redeemable preferred stock – A derivation of the income approach was used to determine the fair value of the Senior Preferred Stock, whereby the liquidation value and all accrued dividends as of the maturity date for the security were discounted using a market-based yield to maturity.

•	Public preferred stock – The fair value is determined using quoted market prices.

Note 6. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 98.6%, 99.5%, and 98.6% of consolidated revenue in 2008, 2007, and 2006, respectively. Total consolidated revenue derived from the U.S. Government for 2008, 2007, and 2006 includes 80.3%, 86.5%, and 85.9%, respectively, of revenue from contracts with the Department of Defense agencies, and 18.3%, 13.0%, and 12.7%, respectively, of revenue from Federal Civilian Agencies. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 93.5% of our billed accounts receivable were directly with U.S. Government customers, and an additional 6.1% of billed accounts receivable were with commercial prime contractors where we were the subcontractor. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses. In the fourth quarter of 2007, we recorded a $276,000 adjustment to decrease the accounts receivable reserve estimate.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2008	2007
Billed accounts receivable	$31,027	$29,533
Amounts currently billable	9,114	10,927
Allowance for doubtful accounts	(225)	(553)

	$39,916	$39,907

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses	Deductions (1)	Balance End of Year
Year ended December 31, 2008	$553	$(223)	$(105)	$225
Year ended December 31, 2007	$407	$155	$(9)	$553
Year ended December 31, 2006	$493	$(86)	$—	$407

(1)	Accounts receivable written-off, allowance reversals and recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2008		2007		2006
	(amount in thousands)
Department of Defense	$174,404	80.3%	$195,871	86.5%	$121,039	85.9%
Federal Civilian	39,718	18.3%	29,545	13.0%	17,859	12.7%
Commercial	2,945	1.4%	1,169	0.5%	1,975	1.4%

Total	$217,067	100.0%	$226,585	100.0%	$140,873	100.0%

Note 7. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of December 31, 2008 and 2007, the accounts payable and other accrued payables consisted of $18.9 million and $32.6 million, respectively, in trade account payables and $8.0 million and $8.2 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

Effective January 31, 2008, we amended our $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs. In March 2008, we renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011 and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo Foothill “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7.00%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo Foothill prime rate, we have the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4.00%.

Additionally, subsequent to the March 2008 renewal, Wells Fargo Foothill and the Company amended the Facility and the Company obtained waivers for various defaults of provisions under the Facility. Such defaults included failure to provide audited annual financial statements within the required 90 day period due to the late filing of the 2007 Form 10-K, as well as various administrative defaults resulting from certain of the Company’s investments and financing arrangements.

Effective January 1, 2007, we amended the Facility with Wells Fargo Foothill to provide additional availability through the relief of certain reserves against available collateral through April 30, 2007, to establish Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants for 2007, to give consent to the formation of TIMS LLC and subsequent sale of a portion of the membership interests in TIMS LLC (disclosed in Note 2 – Sale of Assets), and to provide various waivers in accordance with the Facility.

As of December 31, 2008, the interest rate on the Facility was 7.00%. Pursuant to the terms of the Facility, during 2008 the interest rate was the Wells Fargo Foothill “prime rate” plus 1% (as of December 31, 2008 the Wells Fargo Foothill “prime rate” was 6.00%) or 5.75%, whichever was higher. As of December 31, 2008, we had not elected the LIBOR rate option. For the years ended December 31, 2008, 2007, and 2006, we incurred interest expense in the amount of $0.9 million, $1.0 million, and $1.0 million, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of December 31, 2008, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of December 31, 2008.

At December 31, 2008, we had outstanding borrowings of $12.2 million and unused borrowing availability of $3.8 million on the Facility. The effective weighted average interest rates (including various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 11.47% and 13.32% for the years ended December 31, 2008 and 2007, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes as of December 31, 2008 was December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At December 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $19.4 million.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, at December 31, 2008, and $2.5 million and $2.7 million, respectively, at December 31, 2007. For the years ended December 31, 2008, 2007, and 2006, we incurred interest expense in the amount of $0.7 million, $0.8 million, and $0.8 million, respectively, on the Notes.

In June and July of 2008, respectively, we repaid $0.5 million, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Debt	2011	$4,179[1]
Senior Credit Facility	2011	$12,162[2]

[1]	Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, we have extended the maturity date of the Notes with the senior subordinated note holders to December 31, 2011.
[2]	Balance due represents balance as of December 31, 2008, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on our working capital requirements.

Note 8. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Wells Fargo Foothill agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2008, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all our other present equity, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At December 31, 2008 and 2007 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred stock totaled $6.9 million and $6.4 million, respectively.

During 2008, 2007, and 2006 we accrued senior redeemable preferred stock dividends of $424,000 in each year, respectively, which were reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Accretion for the years ended December 31, 2008, 2007, and 2006 was $0.5 million, $1.0 million, and $3.0 million, respectively, which were reported as interest expense in those respective years. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2008 and 2007, was 3,185,586, respectively. The stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of our Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that the likelihood is that we will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2008 and 2007.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo Foothill, whose term expires on September 30, 2011. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2008. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

If, pursuant to the terms of the Public Preferred Stock, we do not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock require us to discharge our obligation to redeem the Public Preferred Stock as soon as we are financially capable and legally permitted to do so. Therefore, by its very terms, the Public Preferred Stock is not due on demand or callable for failure to make a scheduled payment pursuant to its redemption provisions and is properly classified as a noncurrent liability.

On any dividend payment date after November 21, 1991, we may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of ours.

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $65.3 million and $61.5 million as of December 31, 2008 and 2007, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the periods ended December 31, 2008, 2007 and 2006, dividends totaling $4.2 million, $4.2 million, and $14.4 million, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million. Had we accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. Our Articles of Amendment and Restatement, Section 2(a) states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …” Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock. During the period in which we stated our intent to pay PIK dividends, we stated our intention to amend our Charter to permit such payment by the issuance of additional shares of Public Preferred Stock. In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued. This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $97.2 million and $92.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2008 and 2007, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 9. Stockholders’ Equity, Option Plans, and Employee Benefit Plan

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

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008, we granted 480,000 shares of restricted stock to certain of our directors. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with SFAS No. 123(R), we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the financial statements.

Stock Options

We have granted stock options to certain of our employees under five plans. The Long-Term Incentive Compensation Plan was adopted in 1990 (“1990 Stock Option Plan”) and had option grants under it through 2000. In 1993, stock option plan agreements were reached with certain employees (“1993 Stock Option Plan”). In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan (“1996 Stock Option Plan”).

In 2000, the our Board of Directors approved two new stock option plans, one for Telos Delaware, Inc. (“Telos Delaware Stock Incentive Plan”) and one for Xacta Corporation (“Xacta Stock Incentive Plan”), both wholly owned subsidiaries of the Company.

As determined by the members of the Compensation Committee, we generally grant options under our respective plans at the estimated fair value at the date of grant, based upon all information available to it at the time.

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of our Class A common stock were available for issuance under options to key employees, including officers and directors. The options expire 10 years from the date of grant. The option price determined by the Board of Directors was not less than the estimated fair value at the date of the grant and the options generally vest over a four-year period. The 1990 Stock Option Plan expired in 2000, with 923,000 remaining unissued options canceled. There were 6,000 and 901,999 options outstanding as of December 31, 2008 and 2007, respectively. A total of 450,750 options expired in 2008, and 445,249 options were exchanged for restricted stock in June 2008.

1993 Option Plan

In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of our Class A common stock from us at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. We recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati’s agreement was terminated in 1996, and Mr. Beninati had not exercised any of the options. The shares subsequently available were administered under the same terms as the 1996 Stock Option Plan. These options expired 10 years from the date of grant. The 1993 Option Plan terminated in 2003. A total of 15,000 options granted under the 1993 Option Plan expired during 2007. There were no options outstanding as of December 31, 2008 and 2007, respectively.

1996 Stock Option Plan

The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control. The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan. The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled. A total of 438,750; 412,500 and 3,034,990 options granted under the 1996 Stock Option Plan expired during 2008, 2007 and 2006, respectively. There were 35,000 and 2,964,250 options outstanding as of December 31, 2008 and 2007, respectively. A total of 27,000 options were canceled in 2008 and 2,463,500 options were exchanged for restricted stock in June 2008.

Telos Delaware Stock Incentive Plan

During the third quarter of 2000, our Board of Directors approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain of our key executives and employees are eligible to receive stock options under the plan. Under the plan, we may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair value on the date of grant. All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. There were 107,632 and 1,115,825 options outstanding as of December 31, 2008 and 2007, respectively. A total of 24,814 options were canceled in 2008 and 983,379 options were exchanged for restricted stock in June 2008.

Xacta Stock Incentive Plan

In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates. The options may be awarded as incentive or non-qualified, have a term of ten years, and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option. There were 67,070 and 2,586,698 options outstanding as of December 31, 2008 and 2007, respectively. A total of 21,064 were canceled in 2008 and 2,498,564 options were exchanged for restricted stock in June 2008.

A summary of the status of our stock options for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2008 Stock Option Activity

Outstanding at beginning of year	7,569	$1.27
Granted	—	—
Exercised	—	—
Exchanged	(6,391)	1.26
Canceled	(962)	1.13

Outstanding at end of year	216	$2.34

Exercisable at end of year	216	$2.34

2007 Stock Option Activity

Outstanding at beginning of year	8,217	$1.26
Granted	—	—
Exercised	—	—
Canceled	(648)	1.18

Outstanding at end of year	7,569	$1.27

2006 Stock Option Activity

Outstanding at beginning of year	11,876	$1.19
Granted	—	—
Exercised	—	—
Canceled	(3,659)	0.94

Outstanding at end of year	8,217	$1.26

The aggregate intrinsic value for options outstanding and exercisable at year end 2008 is negligible. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our fair market value as determined by management and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	87	3.9 years	$0.72	87	$0.72
$1.00 – $2.00	21	0.1 years	$1.35	21	$1.35
$3.85 – $4.00	108	1.7 years	$3.85	108	$3.85

A summary of the status of our nonvested shares and changes during the year ended December 31, 2008 is presented below:

	Number of Shares (000’s)	Weighted Average Exercise Price
Nonvested at January 1, 2008	544	$0.65
Granted	—	—
Vested	(507)	0.65
Forfeited or expired	(37)	0.66

Nonvested at December 31, 2008	—	$—

As of December 31, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock. We match one-half of voluntary participant contributions to the Plan up to a maximum contribution by us of 3% of a participant’s salary. Our total contributions to this Plan for 2008, 2007, and 2006 were $705,000, $660,000, and $664,000, respectively.

Additionally, effective September 1, 2007, TIMS LLC sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate. TIMS LLC matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. The total 2008 and 2007 TIMS LLC contributions to this plan were $69,000 and $16,000, respectively.

Note 10. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from continuing operations includes the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Current provision
Federal	$187	$234	$—
State	115	46	12

Total current	302	280	12

Deferred (benefit)
Federal	(5,507)	—	—
State	(526)	—	—

Total deferred	(6,033)	—	—

Total (benefit) provision	$(5,731)	$280	$12

The (benefit) provision for income taxes related to continuing operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2008	2007	2006
Computed expected income tax provision (benefit)	34.0%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	(9.1)	0.8	(1.9)
Change in valuation allowance for deferred tax assets	(176.2)	(64.4)	15.5
Other permanent differences	3.1	2.8	0.4
Dividend and accretion on preferred stock	32.6	30.8	19.9
Other	—	0.8	0.1

	(115.6)%	4.8%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$85	$210
Allowance for inventory obsolescence and amortization	534	303
Accrued liabilities not currently deductible	2,558	2,996
Accrued compensation	1,145	1,443
Property and equipment, principally due to differences in depreciation methods	1,435	1,127
TIMS LLC basis difference	96	—
Net operating loss carryforwards	2,216	5,948
Alternative minimum tax credit carry forward	825	638

Total gross deferred tax assets	8,894	12,665
Less valuation allowance	(1,965)	(11,395)

Net deferred tax assets	6,929	1,270

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(896)	(1,150)
TIMS LLC basis difference	—	(20)

Total deferred tax liabilities	(896)	(1,270)

Net deferred tax assets	$6,033	$—

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
December 31, 2008	$11,395	$—	$(9,430)	$1,965
December 31, 2007	$15,106	$—	$(3,711)	$11,395
December 31, 2006	$10,136	$4,970	$—	$15,106

During the fourth quarter in 2008, in accordance with SFAS 109, “Accounting for Income Taxes,” valuation allowances against certain deferred tax assets were released, due primarily to the evidence that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2008, for federal income tax purposes there were approximately $5.0 million net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in various years through 2027. Additionally, approximately $7.0 million of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in various years through 2027. In addition, we have $0.8 million of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

We adopted the provisions of FIN 48 as of January 1, 2007 and determined that there were no significant unrecognized tax benefits required to be recorded for the years ended December 31, 2008 or 2007. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2005 to 2008, has not been extended beyond the applicable statute of limitations.

Note 11. Commitments

Leases

We lease office space and equipment under noncancelable operating and capital leases with various expiration dates, some of which contain renewal options.

On March 1, 1996, we entered into a twenty-year capital lease for a building in Ashburn, Virginia, that serves as our corporate headquarters. We have accounted for this transaction as a capital lease and have accordingly recorded assets and a corresponding liability of approximately $12.3 million.

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008 (in thousands):

	Property	Equipment	Total
2009	$1,979	$43	$2,022
2010	1,979	43	2,022
2011	1,979	11	1,990
2012	1,979	7	1,986
2013	1,979	1	1,980
Remainder	4,455	1	4,456

Total minimum obligations	14,350	106	14,456
Less amounts representing interest (ranging from 4.4% to 17.4%)	(6,235)	(17)	(6,252)

Net present value of minimum obligations	8,115	89	8,204
Less current portion	(611)	(34)	(645)

Long-term capital lease obligations at December 31, 2008	$7,504	$55	$7,559

In accordance with the Ashburn lease agreement, every three years the rent is subject to adjustments in accordance with changes in the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index (“CPI”). Accordingly, effective April 2008, the adjustment in monthly rent payment based on the change in CPI is $16,000 per month, from $149,000 to $165,000.

Accumulated amortization for property and equipment under capital leases at December 31, 2008 and 2007 is $9.1 million and $8.4 million, respectively.

Future minimum lease payments for all noncancelable operating leases at December 31, 2008 are as follows (in thousands):

2009	$614
2010	553
2011	248
2012	89
2013	54

Total minimum lease payments	$1,558

Rent expense charged to operations for 2008, 2007, and 2006, totaled $1.1 million, $0.8 million, and $0.6 million, respectively.

Warranties

We provide product warranties for products sold through certain U.S. Government contract vehicles. We accrue a warranty liability at the time that we recognize revenue for the estimated costs that may be incurred in connection with providing warranty coverage. Warranties are valued using historical warranty usage trends; however, if actual product failure rates or service delivery costs differ from estimates, revisions to the estimated warranty liability may be required. Accrued warranties are reported as other current liabilities on the Consolidated Balance Sheets.

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)
Year Ended December 31, 2008	$2,406	$(242)	$(478)	$1,686
Year Ended December 31, 2007	$1,380	$1,673	$(647)	$2,406
Year Ended December 31, 2006	$1,627	$810	$(1,057)	$1,380

As discussed more fully in Note 1, under “Segment Reporting”, in late 2007 the Managed Solutions segment, through which warranty service is provided, was realigned under the Secure Networks business line as part of an ongoing cost reduction and reorganization strategy to address our prior poor operating results through increased focus of our efforts on growth of higher-margin business. The series of decisions related to this change resulted in a shift in our focus to an increased proportion of contracts with the Original Equipment Manufacturer (“OEM”) warranty requirements, which primarily involve referrals to the OEM for service calls. While certain contracts and programs continue to require that we provide an enhanced level of warranty coverage, this shift to OEM-coverage contracts, and additionally, current reduced Company call center demand trends by certain large customers, resulted in a reduction of the estimates related to our warranty liabilities. Accordingly, we adjusted our accrued warranty liability down by approximately $1.1 million in the first quarter of 2008.

Note 12. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between the us and certain of our current shareholders and former officers is set forth below.

Mr. John R. C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $260,000 for 2008, 2007 and 2006 pursuant to this agreement, which amounts were determined by negotiation between us and Mr. Porter. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of the our Chairman and CEO, Emmett Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2008, 2007, and 2006 were $220,000, $205,000, and $144,000, respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of our Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in TIMS LLC. Such ownership interest was sold in the fourth quarter of 2008.

Note 13. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2008
Revenue	$47,605	$46,487	$56,638	$66,337
Gross profit	10,742	9,010	12,759	11,916
Income before minority interest and income taxes	2,284	1,131	2,149	1,539
Net income (1)	2,065	977	796	6,850

2007
Revenue	$40,215	$61,395	$60,993	$63,982
Gross profit	12,868	11,415	8,985	8,312
Income (loss) before minority interest and income taxes	1,712	7,891	798	(3,465)
Net income (loss) (2)	1,712	7,823	337	(4,326)

(1)	Changes in net income are the result of several factors, including: (a) adjustment to warranty liability of $1.1 million in the first quarter, which resulted in $1.1 million credit to warranty expense, (b) the release of valuation allowance against the deferred tax assets of $6.0 million in the fourth quarter.
(2)	Changes in net income (loss) are the result of several factors, including: (a) changes in the product mix (specifically higher sales of proprietary software) from the first quarter to the following quarters resulting in lower gross margins, specifically in the third and fourth quarters, (b) the sale of TIMS LLC membership interest (see Note 2 – Sale of Assets), produced significantly higher net income in the second quarter, (c) the accrual of $2.2 million for the corporate bonus pool in the fourth quarter, and (d) litigation-related expenses, net of reimbursements by our insurers, in the amount of $1.7 million in the fourth quarter.

Note 14. Contingencies

Financial Condition and Liquidity

As described in Note 7 – Current Liabilities and Debt Obligations, we maintain a revolving credit facility (“the Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without an near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as these the examples described above, that could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for 2009. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $10.8 million as of December 31, 2008. Our working capital deficit was $0.4 million as of December 31, 2007. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of December 31, 2008, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

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

On August 30, 2006, Plaintiffs filed a motion for receivership following the resignations of six of the nine members of the Board of Directors on August 16, 2006. Within a week of the resignations, three new independent board members were added and two more were added in October 2006, bringing the total board membership to eight. Thus, the board and all board committees, including the Special Litigation Committee and the Transaction Committee, were fully reconstituted. The Plaintiffs’ motion for receivership was denied on November 29, 2006. In its Memorandum Opinion denying the motion for receivership, the Court concluded that the Plaintiffs’ holdings in the Public Preferred Stock represented a minority equity interest, (not a fixed liability), and that their minority equity interest did not provide a guarantee to payment of dividends or redemption of their shares. The Court further stated that it could not find that the Plaintiffs’ expectations were objectively reasonable, and concluded that the Plaintiffs had not been denied any rights as defined by the proxy statement and prospectus forming the terms of the Public Preferred Stock.

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

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint which included all the previous counts from the original Complaint and the Second Amended Complaint as well as additional counts. The additional counts were as follows: breach of contract against Telos (Count VIII); preliminary and permanent injunction to prevent the Company from entering into a transaction to dispose of assets that allegedly would unjustly enrich the officers and directors (Count IX); and a request for an accounting alleging that the Company failed to prepare financial statements as required under Maryland law (Count X). The Company filed a Motion to Dismiss or to Strike the Third Amended Complaint or for Summary Judgment on February 19, 2008.

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

On June 19, 2008, the Plaintiffs filed a Motion for Leave to Serve Discovery on Wells Fargo Foothill, Inc. in connection with the Telos Counterclaim. The Company filed its opposition to the motion on July 8, 2008. On December 2, 2008, the Company filed a motion for voluntary dismissal of the counterclaim without prejudice, and the Plaintiffs filed their opposition to the motion on December 19, 2008. A hearing was held on January 23, 2009 before Judge W. Michel Pierson. On the same day, Judge Pierson issued an order granting the Company’s motion to dismiss the counterclaim without prejudice and denying the Plaintiffs’ motion for leave to service discovery as moot.

On February 23, 2009, the Plaintiffs filed a Notice of Appeal to the Court of Special Appeals of Maryland.

On March 6, 2009, the Plaintiffs (now Appellants) filed the Civil Appeal Information Report. The Appellees include the Company and the directors and officers previously named in the dismissed complaints. The Appellants listed a total of 12 issues and sub-issues for review.

On March 13, 2009, the Company filed an Information Report with the Court of Special Appeals in response to the Appellants filing. The Company’s Information Report notes, among other things, that the Appeal was filed a day late under the Maryland Rules of Civil Procedure. Subsequently, on March 16, 2009, the Company filed a Motion for Prehearing Conference for Limitation of Issues on Appeal. This motion was filed in an effort to facilitate a cooperative process to narrow, focus and clarify the issues on appeal. On March 26, 2009, the Appellants filed their opposition to the Motion for Prehearing Conference. On April 13, 2009, the Court of Special Appeals denied the Company’s Motion for Prehearing Conference.

On April 8, 2009, the Appellants filed a Petition for Writ of Certiorari to Court of Special Appeals with the Court of Appeals of Maryland. This petition is currently pending.

At this stage of the appeal process, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ (Appellants’) success in any of their assertions. Although there can be no assurance as to the ultimate outcome of this appeal process, the Company and its officers and directors strenuously deny Plaintiffs’ claims, will continue to vigorously defend the matter, and oppose the relief sought.

Hamot et al. v. Telos Corporation

On August 2, 2007, Messrs. Seth W. Hamot and Mr. Andrew R. Siegel, principals of Costa Brava Partnership III L.P. (“Costa Brava”) and Class D Directors of Telos (“Class D Directors”), filed a verified complaint against the Company and a motion for a temporary restraining order in the Circuit Court for the City of Baltimore, Maryland (“the Court” or “Circuit Court”). The complaint alleged that certain company documents and records had not been promptly provided to them as requested, and that these documents were necessary to fulfill their fiduciary duty as directors.

On August 22, 2007 the Class D Directors filed an amended verified complaint and an amended motion for temporary restraining order alleging that the Company was denying them the ability to effectively review, examine, consider and question future regulatory filings and other important actions and undertakings of the Company.

On August 28, 2007, the Court converted the motion for temporary restraining order into a request for a preliminary injunction and entered a preliminary injunction stating that the Class D Directors were entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board. In addition, the Court noted that during the pendency of the shareholder litigation, it was not inclined to permit the Class D Directors, through the guise of their newly acquired director status, to avoid their currently binding commitments under the stipulation and protective order entered on July 7, 2006. Pursuant to the terms of that order the Company is entitled to designate documents produced in discovery or submitted to the Court as “confidential” or “highly confidential” and to withhold from the Class D Directors information protected by the work product doctrine or attorney-client privilege.

On September 24, 2007, the Class D Directors filed a new motion for temporary restraining order and a second amended verified complaint in which they requested that the Court “compel Telos to adhere to the Telos Amended and Restated Bylaws” and alleged that provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes had been violated and that Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. The Court denied the Class D Directors’ motion on October 12, 2007. On the same day, the Court issued an amended preliminary injunction stating that the Class D Directors are entitled to receive written responses to requests for Board of Directors or Board committee minutes within seven (7) days of any such requests and copies of such minutes within fifteen (15) days of any such requests, as well as written responses to all other requests for information and/or documents related to their duties as directors within seven (7) days of such requests, and all Board of Directors appropriate information and/or documents within thirty (30) days of any such requests. The Court further stated that in all other respects, the preliminary injunction order of August 28, 2007 shall remain in full force and effect.

On April 16, 2008, the Company’s independent auditor, Reznick Group, P.C. (“Reznick”), resigned. In its resignation letter addressed to the Chairman of the Audit Committee, Reznick stated that it believed that its independence had been impaired due to communications from the Class D Directors that it perceived as threats of litigation and attempts to influence its opinion on certain accounting issues. The communications included a March 28, 2008 letter that was sent on the letterhead of Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”), which is the general partner of Costa Brava, and of which Seth Hamot, Class D Director, is the managing member, to Goodman & Company, L.L.P. (“Goodman”), which had served as the Company’s independent auditor prior to the engagement of Reznick. The letter also was blind-copied to Reznick. The letter demanded that Goodman withdraw its audit opinion for the years 2006, 2005, and 2004, and threatened further legal action against Goodman, stating “Costa Brava reserves its right to bring claims against Goodman for any damages resulting from clean audit opinions relating to past or future financial statements.”

After Reznick resigned citing impairment to its independence as a result of communications from the Class D Directors, the Company filed a Counterclaim on April 23, 2008, in an effort to prevent the Class D Directors from engaging in any further acts of misrepresentation, interference and improper influence upon the Company’s independent auditors regarding, among other things, a specific accounting treatment (from that of a non-current liability to that of a current liability) for their holdings in the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”). The Counterclaim states claims against the Class D Directors for Tortious Interference with Contractual Relationship with Goodman (Count I); Tortious Interference with Contractual Relationship with Reznick (Count II); Tortious Inference with Economic or Business Relations with Goodman (Count III); Tortious Inference with Economic or Business Relations with Reznick (Count IV); Breach of Fiduciary Duty by Hamot (Count V); and Breach of Fiduciary Duty by Siegel (Count VI).

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

The Order further states:

In this case, Telos has contractual relationships with both Reznick and Goodman, which are reflected in their engagement letters with Telos, and Hamot and Siegel had knowledge of these relationships. The record further indicates that Hamot and Siegel intentionally interfered with these relationships, and that their interference caused the non-performance by Reznick and Goodman of the services they were engaged to perform, as well as Reznick’s termination of the engagement. Thus, Telos has raised a substantial claim for tortious interference with contract under the facts presented.

… As discussed above, the record indicates that Telos is likely to demonstrate that Hamot and Siegel intentionally sought to interfere with Reznick’s audit through questionable and potentially misleading communications and barely-veiled threats of litigation, and that their interference caused Reznick to resign. Telos, therefore, has also raised claims going to the merits of its count for tortious interference with business or economic relations.

The Order also states that “Telos is likely to demonstrate that their conduct was not just wrongful, but unlawful.” It further states that “Telos is likely to show that Hamot and Siegel used potentially misleading communications and threats of litigation in an effort to dictate the accounting treatment that Reznick should adopt, thereby running afoul of Sarbanes-Oxley section 303 and SEC Rule 13b2-2 and providing another basis for liability for tortious interference with business or economic relations.”

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

On July 25, 2008, the Class D Directors filed a Notice of Appeal of the June 27, 2008 Preliminary Injunction.

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

The oral argument on the Class D Directors’ appeal of the June 27, 2008 preliminary injunction took place before the Court of Special Appeals on November 3, 2008. The Court of Special Appeals took the matter under advisement and, to date, has not issued a decision on the appeal.

Through a letter dated December 17, 2008, the Company informed the Court of Special Appeals that the audit of the Company’s 2007 financial statements had been completed and the Company had filed its 2007 Form 10-K with the SEC as of that date. In their response letter of December 19, 2008 to the Court of Special Appeals, the Class D Directors reiterated their position that the “controversy between the parties is capable of repetition, yet evading appellate review” and further argued that, in any event, the Court should decide the issue of whether the appeal was moot “only upon a fully-briefed motion.” The Company responded on December 23, 2008 that it would be amenable to additional briefing. Thus, on December 30, 2008, the Court of Special Appeals issued an order directing the parties to submit further briefing on the issue of whether the Company’s filing of its 2007 Form 10-K mooted the Class D Directors appeal of the June 27, 2008 preliminary injunction or whether the appeal remained justicable, and if so, under what theory. The Company and the Class D Directors filed their respective Supplemental Memoranda on the mootness issue on January 14, 2009. On January 21, 2009, the Company and the Class D Directors filed their respective Supplemental Reply Memoranda on the mootness issue. To date, the Court of Special Appeals has not ruled on this pending matter.

On April 1, 2009, the Class D Directors filed a Petition for Constructive Civil Contempt with the Circuit Court for Baltimore County. The Petition alleges that the Company violated the Court’s August 28, 2007 and October 12, 2007 Orders, referenced above, for failing to provide requested documents or information that the Class D Directors allege is “pertinent and necessary to Plaintiffs’ duties as Telos’ directors.”

At this stage of the litigation and appeal process, it is impossible to reasonably determine the degree of probability related to the Class D Directors’ success in any of their assertions. Although there can be no assurance as to the ultimate outcome of these proceedings, the Company and its officers and directors strenuously deny the Class D Directors’ claims, and will vigorously defend the matter, and continue to oppose the relief sought.

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

As previously disclosed in public filings, on July 9, 2007, our previous principal independent registered public accountant, Goodman & Company, L.L.P. (“Goodman”) resigned as the Company’s independent accountant effective July 24, 2007. Goodman resigned because it believed that its independence had been impaired. In particular, Goodman determined that it could no longer serve as our independent accountant because Seth W. Hamot and Andrew R. Siegel, the Class D members of the Board of Directors, had been elected to our Board effective June 18, 2007.

Following such resignation, effective September 17, 2007, the Audit Committee of the Board of Directors retained Reznick Group, P.C. (“Reznick”) as our principal independent registered public accountant. However, on April 16, 2008, Reznick resigned, stating that “As a result of certain communications from Class D members of the Board of Directors, Reznick Group believes that its independence has been impaired.” Reznick perceived these communications as threatening litigation and attempts to influence its opinion on certain accounting issues. On April 23, 2008, the Company filed a Counterclaim and a Motion for Preliminary Injunction against the Class D members for their improper communications with Reznick. On June 27, 2008, the Court entered a Preliminary Injunction and ordered Mr. Seth Hamot and Mr. Andrew Siegel, the Class D members, to:

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

Following such resignation, effective September 5, 2008, the Audit Committee of the Company engaged BDO Seidman, LLP (“BDO”) as our principal independent registered public accountant. Pursuant to such engagement, BDO was retained to audit our financial statements for the fiscal year ended December 31, 2007. BDO also performed a review of the unaudited condensed quarterly financial statements included in Form 10-Qs filed with the SEC for quarters ended June 30, 2007, March 31, 2008, June 30, 2008, and September 30, 2008; and of the unaudited financial information for the quarters ended March 31, 2007, September 30, 2007 and December 31, 2007 included in a note to the annual financial statements included in the Form 10-K for the fiscal year ended December 31, 2007.

Our Form 10-Q for the quarter ended September 30, 2007 was reviewed by Reznick. Reznick resigned as our principal independent registered public accounting firm effective April 16, 2008. Goodman served as our principal independent registered public accounting firm from the quarter ended June 30, 2004 to the quarter ended March 31, 2007, and audited our financial statements included in the Form 10-K for the years ended December 31, 2004, 2005 and 2006.

During our two most recent fiscal years and subsequent interim periods, there have been no disagreements, as defined in Item 304 of Regulation S-K, with our former principal independent registered public accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of such accountants would have caused them to make reference thereto in their report on the financial statements for such years as required by Item 304(a)(1)(iv) of Regulation S-K. In addition, during such periods, there have been no reportable events as defined by Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).	Controls and Procedures

Inherent Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, management does not expect that such disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

As previously disclosed, effective July  13, 2007, our Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is certain biographical information concerning our directors and executive officers. The term of each of the directors to be elected at the Annual Meeting continues until the next annual meeting of shareholders and until his successor is elected and qualified, except the Class D Directors, whose terms will expire when all accumulated dividends on the Public Preferred Stock have been paid, or their successors are elected and qualified, whichever occurs earlier.

Directors

Name	Age	Biographical Information
John B. Wood	45	President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Wood joined the Company in 1992 as Executive Vice President and Chief Operating Officer (“COO”) and in 1994 was named President and Chief Executive Officer (“CEO”). In March 2000, he was appointed to the newly created position of Executive Chairman of the Board, which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January 2003, Mr. Wood resumed the positions of President and CEO. Mr. Wood has also served as Chairman of Enterworks, Inc., since January 1996; and as CEO of Enterworks, Inc. from January 1996 to November 2005. From January 2005 to December 2007, Mr. Wood served as Enterworks, Inc.’s Executive Chairman. As of January 2008 Mr. Wood serves as Enterworks, Inc.’s Non-Executive Chairman. Prior to joining the Company, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on several advisory boards and one foundation board.

Bernard C. Bailey	55	President and CEO of Paraquis Solutions LLC, a privately held consulting and IT services firm, since 2006. Mr. Bailey’s career spans over two decades of management experience in the high technology and security industries. He served most recently from August 2002 to September 2006 as the President and CEO of Viisage Technology, Inc., a leading provider of advanced technology identity solutions. Under his four years of leadership, Viisage’s market capitalization grew from $60 million to over $1 billion. During that period, the company executed nine acquisitions, eventually culminating in the formation of L1 Identity Solutions, a NYSE listed company. Prior to Viisage, from January 2001 to August 2002, Mr. Bailey served in various executive roles, including COO at Art Technology Group, a leading provider of e-commerce software. From 1984 to 2001, Mr. Bailey held a variety of finance, sales, marketing, and operations positions at IBM, where he also served in executive roles involved in the growth and development of IBM Global Service’s systems integration and consulting business lines. Mr. Bailey has been a member of the Company’s Board of Directors since October 2006. In addition to his duties with Telos, Mr. Bailey serves as a director on the board of Lasercard Corporation (NASDAQ: LCRD); Spectrum Control, Inc. (NASDAQ:SPEC); and Point Blank Solutions, Inc. (Pink Sheets:PBSO).

David Borland	61	President of the Borland Group, an information technology consulting company, since January 2004. Mr. Borland was elected to the Board of Directors in March 2004 after retiring as Deputy Chief Information Officer (“CIO”) of the U.S. Army with more than 30 years of experience in the U.S. Government. Mr. Borland’s career Army experience also includes serving as Vice Director of Information Systems for Command, Control, Communications, and Computers; Director of the Information Systems Selection and Acquisition Agency; and numerous other positions. From 1966 through 1970, Mr. Borland served in the U.S. Air Force. Mr. Borland has received numerous awards, including the Meritorious Presidential Rank Award for Senior Executive Service Members (1996 and 2003), the Distinguished Presidential Rank Award (2000), and the United States Army Decoration for Exceptional Civilian Service (1998 and 2003).

William M. Dvoranchik	62	Retired President, Electronic Data Systems (“EDS”) Federal Government. Mr. Dvoranchik was elected to the Company’s Board of Directors in October 2006. From 1999 to 2001, Mr. Dvoranchik was President of EDS Federal Government, where he oversaw all aspects of EDS’ relationship with the U.S. Government. He retired in August 2001 after more than 30 years with EDS. Mr. Dvoranchik joined EDS as a systems engineer in 1971, and later was appointed manager of the National Information Systems account. He next served as Vice President for EDS’s savings and loan business division, and as division manager for banking and thrift institutions. He became Vice President of EDS Government Services in 1986 and President in 1989. Mr. Dvoranchik was appointed President of EDS State and Local Government in 1997. He was appointed President of EDS Government Enterprise Solutions in January 1999 and assumed the position of President of EDS Federal Government in September of that year. For over 10 years, Mr. Dvoranchik served as chairman of the board of the EDS Employees Federal Credit Union, with assets of more than $400 million.

Seth W. Hamot	47	Managing Member, Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”), and owner of Roark, Rearden & Hamot, Inc. (“RRHI”), since 1997, and President of Roark, Rearden & Hamot, LLC (“RRH”) since 2002. Mr. Hamot has been a director of the Company since June 18, 2007. Mr. Hamot was nominated for election to the Board of the Company by Costa Brava Partnership III L.P. (“Costa Brava”), an investment fund and a holder of the Company’s Public Preferred Stock. Since 1997, Mr. Hamot has been the Managing Member of RRHCM and the owner of RRHI, the corporate predecessor of RRHCM. RRHCM is the investment manager to Costa Brava, whose principal business is to make investments in, buy, sell, hold, pledge and assign securities. Mr. Hamot is also the President of RRH, the general partner of Costa Brava. Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities. Mr. Hamot is presently a Director of CCA Industries, Inc., an AMEX listed manufacturer of health and beauty aids, and serves as a member of the audit and compensation committees of CCA Industries, Inc. He is also a director of Orange 21, Inc. and TechTeam Global, Inc., both NASDAQ companies.

Lieutenant General Bruce R. Harris (USA, Ret.)	74	Retired, United States Army Lieutenant General. Mr. Harris was elected to the Board in August 2006. He retired from the United States Army in September of 1989 after more than 33 years of continuous active duty. At the time of his retirement, Mr. Harris was the Director of Information Systems for Command, Control, Communications and Computers in the Office of the Secretary of the Army, Washington, D.C. In that capacity, he served as the principal advisor to the Secretary and Chief of Staff of the Army on all aspects of policy, planning, resourcing and acquisition of communications, automation, information management and command and control systems in the United States Army. Since his retirement, Mr. Harris has worked with many of America’s leading corporations as a consultant on matters relating to the development of strategic and business plans, resource planning and budget formulation. Mr. Harris is also a director of Hunter Defense Technologies, a privately held company focused on the development of comprehensive solutions to provide shelter, heat, power generation and chem/bio protection for a wide variety of military and homeland security applications.

Lieutenant General Charles S. Mahan, Jr. (USA, Ret.)	62	Retired Vice President and General Manager of the Law Enforcement and Security strategic business unit of DynCorp International, a company providing technology and professional services solutions to government and commercial clients worldwide, where he served from January 2007 to July 2008. From July 2006 to December 2006, he served first as President and Chief Operating Officer of Horne Engineering Services, LLC, an engineering services firm, and then as Chief Operating Officer of Horne International, an affiliate of Home Engineering Services, LLC. From July 2005 to July 2006, he was Vice President of Homeland Security and Defense for SAP Public Services, Inc. (a U.S. business unit of the German software giant, SAP AG), where he led both SAP’s Homeland Defense practice and its business development efforts supporting federal, state, and local government organizations. Immediately following his November 2003 retirement from the Army, where he attained the rank of Lieutenant General and served as the Army’s Deputy Chief of Staff for Logistics, Mr. Mahan joined The Home Depot, Inc., a home repair materials company, serving as Senior Director of its Government Solutions Group. Mr. Mahan has been a member of the Telos’ Board of Directors since August 2006. He currently serves on the National Board of Directors of The Society of International Logistics, the National Board of Trustees for the Fisher House Foundation, and the National Defense Industrial Association (Washington Chapter).

Robert J. Marino	72	Executive Vice President, Special Projects for the Company. Mr. Marino joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. In January 1994, Mr. Marino was appointed to President of Telos Systems Integration, a division of the Company, and in January 1998, he was appointed to Chief Sales and Marketing Officer, a position he held until June 2004 at which time he was appointed Executive Vice President for Special Projects. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Marino was elected to the Board of Directors of the Company in June 2004.

Andrew R. Siegel	40	Senior Vice President, RRHCM since 2005. Mr. Siegel has been a director of the Company since June 18, 2007. Mr. Siegel was nominated by Costa Brava, a holder of the Company’s Public Preferred Stock. Mr. Siegel is currently a director of TechTeam Global Inc., a NASDAQ company, and serves as a member of that company’s audit committee. Prior to joining RRHCM, from July 2003 to February 2004, Mr. Siegel was a member of DebtTraders Ltd. Prior to that, from 2000 to 2002, he worked for Deutsche Bank Securities. In addition, in 2002, he was the founding member of White Bay Capital LLC of which he remains a member. Mr. Siegel received a Bachelor’s Degree from American University and a Masters Degree in Business Administration from the University of Maryland.

Jerry O. Tuttle	74	Retired United States Navy Vice Admiral. Mr. Tuttle was elected to the Board of Directors in August 2006. He retired from the United States Navy in 1993 following a 39-year career that included assignments to numerous attack and fighter squadrons as well as leadership of key information technology programs. Mr. Tuttle is widely regarded as an information technology strategist, having created Navy’s 4I Joint Operations Tactical System. In 1989, he became Director, Space and Electronic Warfare, an assignment he held until retirement. Since February 2002, he has been President and CEO of J.O.T. Enterprises, an information systems and command, control, communications, intelligence, surveillance and reconnaissance consulting company. Previous executive positions were, from June 2000 to February 2002, as President of REL-TEK Systems & Design (now Savantage Financial Services), an employee-owned software development firm; from 1996 to 2000, as President of ManTech International’s largest subsidiary, ManTech Systems Engineering; and, from 1993 to 1996, as Vice President for business development and chief staff officer with Oracle Government.

Audit Committee

Members: Bernard C. Bailey (Chairman), William M. Dvoranchik, Charles S. Mahan

The Audit Committee was established in accordance with Section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended. Pursuant to Rule 4200(a)(15) of the NASDAQ Marketplace, the Audit Committee consists of independent directors Bailey (Chairman), Dvoranchik, and Mahan, and was established to review, in consultation with the independent auditors, our financial statements, accounting and other policies, accounting systems and systems of internal controls. Mr. Bailey and Mr. Dvoranchik serve as the audit committee financial experts as defined in the applicable SEC rules. The Board of Directors has adopted an Audit Committee charter which is available on our website at www.telos.com.

Management Development and Compensation Committee (“Compensation Committee”)

Members: William M. Dvoranchik (Chairman), David Borland, Bruce R. Harris

The Management Development and Compensation Committee is comprised of three members of the Board of Directors, who meet the independence requirements pursuant to Rule 4200(a)(15) of the NASDAQ Marketplace. The Compensation Committee is comprised of independent directors William M. Dvoranchik (Chairman), David Borland, and Bruce R. Harris. None of these individuals is a former officer or employee of Telos or has served as an officer or employee of Telos during the fiscal year ended December 31, 2008. In addition, no member of the Compensation Committee was engaged in any related person transactions as defined under the Exchange Act. The Board of Directors has adopted a Compensation Committee charter which is available on our website at www.telos.com.

Nominating and Corporate Governance Committee (“Nominating Committee”)

Members: David Borland (Chairman), Jerry O. Tuttle, John B. Wood

The Nominating and Corporate Governance Committee is comprised of three members of the Board of Directors, with a majority of independent directors. The Nominating Committee consists of directors Borland (Chairman) and Tuttle, serving as independent directors pursuant to Rule 4200(a)(15) of the NASD; and Mr. Wood who, pursuant to that rule, is not independent. The Board of Directors has adopted a Nominating Committee charter which is available on our website at www.telos.com.

Meetings of the Board of Directors and Committees of the Board of Directors

During the fiscal year ended December 31, 2008, the Board of Directors held 12 meetings. Each director attended over 75 percent of the aggregate number of meetings of the Board and the committees of the Board on which he served.

Executive Officers

Set forth below is biographical information concerning our executive officers, who are appointed by the Board of Directors and serve until their successors are appointed and qualified.

Name	Age	Biographical Information
Michael P. Flaherty	64	Executive Vice President, General Counsel and Chief Administrative Officer. Mr. Flaherty joined the Company in January 2001 as Executive Vice President, General Counsel and Chief Administrative Officer. Prior to joining the Company, Mr. Flaherty was “of counsel” with the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and CEO of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee. Mr. Flaherty holds a Bachelor of Arts from Boston University and a Juris Doctor from the Columbus School of Law of Catholic University of America.

Edward L. Williams	48	Executive Vice President and Chief Operating Officer. Mr. Williams joined the Company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and Defense Contract Audit Agency compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of the Company’s operations. Mr. Williams was named Executive Vice President and COO in 2003 and Interim CFO in October 2003. He stepped down as Interim CFO of the Company in January 2005. Prior to joining the Company, Mr. Williams was the CFO for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a Bachelor of Science in Finance from the University of Maryland.

Michele Nakazawa	51	Executive Vice President, Chief Financial Officer. Ms. Nakazawa joined the Company in March 2004 as Vice President and Controller. In January 2005, Ms. Nakazawa was promoted to Senior Vice President and appointed to serve as CFO. Ms. Nakazawa has over 20 years experience in finance and accounting. Prior to joining the Company, she held various positions, including CFO of Ubizen, Inc., a U.S. subsidiary of a publicly-held Belgian company, from 1999 to 2003; Controller and Treasurer of National Security Analysts, Inc. from 1991 to 1997, and financial analyst for Federal Systems Division of IBM, Inc. from 1983 to 1990. Ms. Nakazawa is a Certified Public Accountant and holds a Masters of Science in Accounting from American University and a Bachelor of Arts in Chemistry from Goucher College.

Robert J. Brandewie	61	Senior Vice President, Identity and Security Solutions. Mr. Brandewie joined the Company in November 2007 as Senior Vice President of Identity and Security Solutions. He is responsible for directing the Company’s efforts in assisting government organizations in effectively meeting increased security challenges with innovative services and software solutions. Prior to joining the Company, Mr. Brandewie was a Public Sector Solutions group vice president for ActivIdentity Corp., a provider of identity assurance solutions for business and government worldwide, from July 2006 to November 2007, and a director of the Defense Manpower Data Center (“DMDC”) from July 2004 to July 2006. Mr. Brandewie had joined DMDC in 1974 and in his 32 years at DMDC, was responsible for the management of a dozen major operational programs. He was an architect of DoD’s Common Access Smart Card system, and was responsible for the oversight of the largest and most comprehensive automated personnel database in the department. Mr. Brandewie has a Bachelor of Arts in psychology from the University of Connecticut and a Master of Arts in administrative sciences from Yale University. Mr. Brandewie has received numerous awards, including the Presidential Rank Award of Distinguished Executive (2006) and the Secretary of Defense Medals for Meritorious and Exceptional Civilian Service, respectively.

Richard P. Tracy	48	Senior Vice President, Chief Security Officer, Chief Technology Officer. Mr. Tracy joined the Company in October 1986 and held a number of management positions within the Company’s New Jersey operation. In February 1996, he was promoted to Vice President of the Telos information security group and in this capacity established a formidable information security consulting practice. In February 2000, Mr. Tracy was promoted to Senior Vice President for operations and helped launch the Xacta business lines, the Company’s segment focusing on information security. Since that time, Mr. Tracy has pioneered the development of innovative and highly scaleable enterprise risk management technologies that have become industry-leading solutions within the federal government and the financial services verticals. He is the principal inventor listed on four patents and seven patents pending for Xacta software. Mr. Tracy assumed the role of Chief Security Officer for Telos and Xacta in 2004 and Chief Technology Officer in 2005 and President of the Company’s subsidiary, Teloworks, Inc. in 2008.

Alvin F. Whitehead	60	Senior Vice President, General Manager, Xacta Division, since 2008. Mr. Whitehead joined Telos in 1999 as Vice President of New Business Opportunities, focusing on emerging business areas including Information Security, Secure Messaging and Data Integration. In 2000, he became Vice President, Program Management. Prior to Telos, Mr. Whitehead spent 28 years in the Army, retiring as Chief of Staff of the Defense Information Systems Agency (“DISA”). During his four years as Chief of Staff, he was responsible for coordinating the Agency’s 8000-person staff and its $4.0 billion budget. He was instrumental in establishing the DoD’s Computer Emergency Response Team and integrating it into the Global Network Operations Center. Mr. Whitehead has a Bachelor of Arts from Virginia Polytechnic Institute and State University, and a Master of Public Administration from George Washington University.

Brendan D. Malloy	43	Senior Vice President, General Manager, Secure Networks Division, since 2008. Mr. Malloy joined the Company in 1996, serving initially as a senior account executive before being promoted to director of DoD Sales, and later to Vice President of DoD Sales. In January 2005, he was appointed Senior Vice President of sales. He currently leads the Secure Networking Solutions organization in support of opportunities in DoD, federal agencies, and the intelligence community, as well as channel relationships through the Telos Partner Program. He held previous sales positions with QMS Federal and Printer Plus. Mr. Malloy is a 1988 graduate of Curry College.

Ralph M. Buona	53	Vice President, Business Development. Mr. Buona joined the Company in September 1994 and was promoted to Vice President of Business Development in September 1995, cultivating new business in the areas of information operations/assurance, enterprise management, enterprise integration, wireless networking, advanced messaging, and traditional systems integration. During the year 2007, he oversaw the Company’s Managed Solutions division and in 2008, he returned to lead the Company’s business development. Prior to joining the Company, he served with Contel Information Systems, Federal Information Technologies, and Cincinnati Bell Information Systems. Mr. Buona began his career as an Air Force officer and concluded with the Air Force Space Command and NORAD where he was responsible for managing software development and IA activities associated with the advanced early warning missile defense systems. He holds a Bachelor of Science degree in Management from the United States Air Force Academy and a Masters of Science in Systems Management from the University of Southern California.

Ronald J. Dorman	46	Vice President, Information Assurance. Mr. Dorman joined the Company in July 2004 as program director for messaging and information security. He was promoted to Vice President of Information Assurance in November 2005 and presently provides oversight and program management for IA solutions including Xacta IA Manager and IA services engagements for DoD and federal customers. From August 1999 to July 2004, Mr. Dorman served with DISA, becoming Deputy Director of the C4I Program Integration, then Principal Director for Interoperability, where he was responsible for end-to-end interoperability between systems within the Global Information Grid. Mr. Dorman led the DoD PKI Program’s design, implementation, and operations, and successfully partnered with other agencies and services to field Common Access Cards globally at military bases and other sites. He served earlier with NATO, the Department of the Navy, and with McLaughlin Research Corporation. Mr. Dorman has a Bachelor of Science in Mechanical Engineering from Virginia Polytechnic Institute and State University.

Mark Griffin	49	President, General Manager, Telos Identity Management Solutions LLC. Mr. Griffin joined the Company in 1984 as program manager. He was promoted to Vice President for the Company’s Traditional Business Division in January 2004 and to Vice President, Identity Management, effective January 2007. He was appointed in April 2007 to head the newly formed Telos Identity Management Solutions, LLC (doing business as Xacta Identity Management Solutions). Mr. Griffin has over 20 years experience in government IT contracting, materials management and systems integration projects in the electronics and communications fields. He has been involved in day-to-day operations of and has had overall management responsibility for many of Telos’ most critical programs for the Army, Navy, Federal Aviation Administration, DMDC, General Services Administration and Immigration and Naturalization Services. Mr. Griffin holds a Bachelor of Science in Engineering from Virginia Polytechnic Institute and State University.

David S. Easley	38	Controller. Mr. Easley joined the Company in April 2005 as Director of Finance & Accounting. In October 2005, Mr. Easley was promoted to Controller. Prior to joining the Company, Mr. Easley held various positions, including Controller for Applied Predictive Technologies, Inc., a software and consulting company from 2000 until joining the Company; and Senior Accountant with Beers & Cutler PLLC in Washington, D.C. Mr. Easley is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Kentucky.

Masters, Francis M.	64	Vice President, Secure Messaging Solutions. Mr. Masters joined the Company in 1999 as an automated message handling systems engineer and program manager and was appointed Vice President, Secure Messaging Solutions, in October 2005. Before joining Telos, Mr. Masters served in the U.S. Air Force for 20 years as an air intelligence officer, targeting officer and signals intelligence officer. He also has extensive experience as a systems architect and project engineer and served as Vice President of Communications Systems at California Microwave Inc., now the California Microwave Systems division of Northrop Grumman, between February 1987 and July 1999. Mr. Masters earned a Bachelor of Arts in government and economics from the University of North Texas in 1966 and attended the Law School at the University of Houston beginning in 1967. Additionally, he is a graduate of the Air Force School of Applied Crypotologic Sciences and the U.S. Air Force’s Squadron Officer School and Air Command and Staff College. He is a member of the Armed Forces Communications and Electronics Association.

Each of our directors and executive officers is a United States citizen.

Legal Proceedings Involving Directors, Officers, Affiliates and/or Beneficial Owners

For a discussion of legal proceedings involving current and former directors, officers, and beneficial owners, see Note 14 – Contingencies to the Consolidated Financial Statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1933 requires officers, directors and beneficial owners of more than 10% of any class of our equity securities to file reports, including reports of changes in ownership of the Company’s registered equity securities, with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) reports so filed.

Based on a review of the copies of reports received and on written representations from our reporting persons, we have determined that Mr. Marino did not file a Form 4, until March 2009 reporting a December 19, 2008 divestiture of 65,000 shares of Class A Common Stock.

Corporate Governance

We have adopted a Code of Ethics applicable to all of our employees, including the Chief Executive Officer, the Chief Financial Officer, and the Controller, which is available on our website at www.telos.com. In the event that we amend our Code of Ethics or grant a waiver from our restrictions to a person covered by the Code of Ethics, we intend to provide this information on our website.

There have been no changes in the procedures by which shareholders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

For discussion concerning our Management Development and Compensation Committee, see Item 10 – Directors, Executive Officers, and Corporate Governance – Management Development and Compensation Committee.

Compensation Philosophy and Objectives

Our compensation program is designed to support the achievement of our business and financial goals. The program is periodically reviewed by the Management Development and Compensation Committee (“Compensation Committee”) which is responsible for implementing and monitoring adherence to our compensation philosophy.

The primary objectives of the compensation program are:

•	To attract and retain highly talented and results-oriented executives who are critical to our long-term success and growth;

•	To align the goals of our key employees, including its named executive officers, with the best interests of the Company;

•	To reward performance; and

•	To achieve shareholder value.

The individual components of the compensation program (annual salary; short-term incentive compensation; long-term incentive compensation; and perquisites) are designed to meet these objectives and together are intended to be competitive in the marketplace. The Compensation Committee has not established fixed goals concerning the percentage composition of each element of compensation. The overall compensation package is, however, based on the following considerations:

•	Compensation should consist of fixed and at-risk compensation, with the at-risk compensation encouraging improved annual and long-term performance;

•	Compensation should be a mix of annual and long-term compensation, with the long-term compensation encouraging retention and attainment of long-term performance goals;

•

Compensation should be a mix of cash and equity, with cash rewarding achievement of goals and equity encouraging retention and long-term performance. Additionally, the Compensation Committee continues to believe in equity ownership by the management team to align the interests of management with our long-term corporate performance.

The Compensation Committee uses Watson Wyatt, an independent compensation consulting firm, as its advisor for compensation-related issues.

Elements of Compensation and Benefits

Determination of management’s compensation is primarily within the discretion of the Compensation Committee which considers individual performance and teamwork, and makes other qualitative judgments.

Base Salary

We provide our executive officers and employees with a base salary to compensate them for services rendered during the fiscal year. The relative levels of base salary for executive officers are designed to reflect each executive officer’s professional expertise and scope of responsibility and accountability within the Company, the Company’s financial performance and the named executive officer’s individual performance. Base salaries are generally established at levels sufficient to attract and retain an effective management team when considered in connection with the performance-based components of our overall compensation program.

Each year, the CEO of the Company proposes the compensation level for the executives reporting directly to him. The Compensation Committee reviews these recommendations and, following discussion with the CEO, makes final recommendations with respect to the compensation for those executives. The CEO has no role in the establishment of his compensation.

The Company’s 2008 budget, as approved by the Board of Directors, included a 4% increase for base salaries. The Compensation Committee approved a $45,000 increase for Ms. Nakazawa, effective July 1, 2008, based on her performance and teamwork throughout the period of extraordinary legal, regulatory, and audit engagement activities. Mr. Wood received no base salary increase for 2008. Base salary changes for 2008 were as follows:

Name	(1) 2008 Base Salary	(1) 2007 Base Salary	Increase	Percentage Increase
John B. Wood	$450,000	$450,000	$—	—
Michele Nakazawa	$280,000	$235,000	$45,000	19.1%
Michael P. Flaherty	$327,600	$315,000	$12,600	4.0%
Edward L. Williams	$338,000	$325,000	$13,000	4.0%
Brendan D. Malloy	$207,979	$200,000	$7,979	4.0%

(1)	Amount represents the base salary in effect at the end of year

Short-Term Incentive Compensation

The short-term incentive compensation for executive officers and key employees is the performance-based cash bonus paid during and subsequent to fiscal year end. Participants in the incentive bonus plan are senior managers, including the named executive officers. A portion of the bonus pool may be utilized to recognize and reward other key contributors company-wide.

For 2008, the bonus plan had two distinct pools: the quarterly bonus pool to award division business line management and their respective employees based on achievement of quarterly targets, and the management incentive plan pool which includes the executive officers and is paid on an annual basis after performance for the fiscal year is known. Awards under the management incentive plan to the executive officers are based upon achievement of annual performance metrics. The performance metric for 2008 was EBITDA, as adjusted for extraordinary expenses related to certain legal, regulatory, and accounting activities. This singular target was selected because the Company was transitioning its reselling business to that of an outside supplier which would impact several financial measurements. The Compensation Committee determined, as a result, that the adjusted EBITDA was the most critical financial indicator of the Company’s performance. The Compensation Committee’s goal is to expand the number of quantitative and qualitative measurements in the future.

The adjusted EBITDA is evaluated based upon actual performance versus target. Actual achievement is measured and compared to the goal. As it relates to the management incentive plan pool, if the goal is exceeded, 20% of the over-achievement is added to the pool and 80% retained by the Company. The Compensation Committee established $14.0 million of adjusted EBITDA as the target for 2008. Pursuant to the short-term incentive compensation plan and in accordance with actual 2008 over-achievement of the adjusted EBITDA target, the total earned 2008 bonus for both pools was funded at $4.4 million.

No performance-based bonuses were paid to the named executive officers for 2006. In 2007, the targets established for the short-term incentive compensation plan were greatly exceeded and resulted in the following bonuses paid and/or accrued for 2007: Mr. Wood $600,000; Mr. Williams $500,000; Mr. Flaherty $300,000; Ms. Nakazawa $270,000; and Mr. Malloy $200,000. Some portion of the accrued bonus was deferred and paid after year-end 2008. These amounts were as follows: Mr. Wood $150,000; Mr. Williams $100,000; Mr. Flaherty $50,000; and Ms. Nakazawa $50,000. In 2008, the following bonuses were paid and/or accrued: Mr. Wood $582,000; Mr. Williams $330,000; Mr. Flaherty $188,000; Ms. Nakazawa $240,000; and Mr. Malloy $180,000.

Long-Term Incentive Compensation

In 2007, the Compensation Committee obtained the advice of Watson Wyatt, concerning the replacement of our stock option plans and the stock option plans of two of our subsidiaries, Xacta Corporation and Telos Delaware, Inc., with the goal of providing a better plan for long-term compensation. Watson Wyatt recommended establishing an omnibus long-term incentive plan, allowing, among other things, for the issuance of stock options and restricted stock. As a consequence, at the recommendation of the Compensation Committee, on February 5, 2008 the Board adopted the Telos Corporation 2008 Omnibus Long-Term Incentive Plan (“2008 Plan”) which was subsequently approved by our Class A and Class B Common Stockholders at a special meeting of stockholders held on February 21, 2008.

The Compensation Committee determined that the interests of the Company, its employees, as well as its stockholders would be served best if the holders of stock options were given the choice to exchange their stock options for restricted stock. Such approach would provide the employees with the opportunity to choose between the more certain benefit associated with restricted stock and the potentially more valuable, though less certain, benefit they might realize by retaining their stock options, and better align the employees’ interests with the Company’s goals.

On March 10, 2008, the Board, at the recommendation of the Compensation Committee, approved the grant of up to 15,000,000 shares of restricted stock pursuant to the 2008 Omnibus Long-Term Incentive Plan, in exchange for the stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In June 2008, the Company exchanged stock options for restricted stock and granted the following additional shares of restricted stock to its named executive officers: Mr. Wood: 1,172,500 shares from exchanged options and 2,589,965 shares granted; Ms. Nakazawa: 10,000 shares from exchanged options and 690,250 shares granted; Mr. Flaherty: 635,000 shares from exchanged options and 230,000 shares granted; Mr. Williams: 480,300 shares from exchanged options and 594,700 shares granted; Mr. Malloy: 91,600 shares from exchanged options and 408,400 shares granted.

Perquisites

We provide a limited number of perquisites to our executive officers, designed to allow the executives to work more efficiently and to help us remain competitive by retaining talented and dedicated executives. The Compensation Committee believes that the perquisites are consistent with our overall compensation program. See “All Other Compensation” of the Summary Compensation Table below for details about perquisites provided to the named executive officers.

•	Health club allowance in the amount of $1,200 per year

•	Executive long-term care insurance ranging, depending on age, between $10,779 and $13,717 per year

•	Payment of golf club membership, ranging between $4,445 and $25,575 per year

•	Home office expense reimbursement of up to $3,000 per year

•	Option to make charitable contributions ranging from $5,000 to $20,000 per year

•	Car allowance in the amount of $12,000 per year ; effective January 1, 2009, such car allowance is included in the executive officers’ base salary

•	Executive life insurance premiums in the following amounts per year: Mr. Wood $18,650; Mr. Flaherty $7,475; and Mr. Williams $945

Executive Officer Employment Agreements

We are a party to employment agreements with certain of our named executive officers, namely Mr. John B. Wood, President, CEO, Chairman and Director; Mr. Michael P. Flaherty, Executive Vice President, General Counsel and CAO; Mr. Robert J. Marino, Executive Vice President – Special Projects and Director; Mr. Edward J. Williams, Executive Vice President and COO; and Ms. Michele Nakazawa, Senior Vice President and CFO. The agreements of Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa are for a one-year term, and thereafter automatically renew for consecutive one-year periods unless terminated in accordance with the provisions thereof. The agreements provide for payment of a base salary, discretionary bonus (based upon our annual short-term incentive compensation and performance achievements of the Company and the executive), eligibility for stock option grants under our stock option plans, vacation days, and participation in all plans that we maintain, including, without limitation, pension, profit-sharing or other retirement plans, life, accident, disability, medical, hospital or similar group insurance programs and any other benefit plan, subject to the normal terms and conditions of such plans.

According to the employment agreements with Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa, in case of termination of the respective executive without cause, or due to disability, or death, the employment agreements provide for (i) a lump-sum payment equivalent to the remaining unpaid portion of the executive’s salary for the period ending on the date of termination, (ii) a lump-sum payment for all accrued and unused vacation days, (iii) any other payments or benefits to be provided to the executive by us pursuant to any employee benefit plans or arrangements adopted by us (to the extent such benefits are earned and vested or are required by law to be offered), (iv) in the case of Mr. Wood, a payment equivalent to 24 months of base salary then in effect, and for Mr. Flaherty, Mr. Williams, and Ms. Nakazawa a payment equivalent to 18 months base salary then in effect, payable in a lump sum or in accordance with our payroll cycle. In addition, each executive is also entitled to continued coverage under the medical, dental, short and long-term disability, and life insurance and other similar plans, as if the executive was still employed by the Company for 18 months for Messrs. Flaherty and Williams, and 24 months for Mr. Wood following termination. If, pursuant to the terms and conditions of such benefit programs, such continued coverage cannot be provided, each executive is entitled to payment of the cash equivalent of such benefits based on the terms and conditions of the programs then in place. Each executive is also entitled to immediate vesting of the unvested portion of any outstanding stock options.

Pursuant to the agreements with Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa, in the case of termination for cause, or if the executive terminates the agreement for any reason, such executive would only be entitled to receive (i) a lump-sum payment equivalent to the remaining unpaid portion of the executive’s salary for the period ending on the date of termination, (ii) a lump-sum payment for all accrued and unused vacation days, and (iii) any other payments or benefits to be provided by us to the executive pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) through the date of termination.

Pursuant to the agreements with Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa, termination by the Company “without cause” means involuntary termination at our discretion which is not based on cause, death, or disability. “Cause” is defined as gross negligence or willful and continued failure by the executive to substantially perform his duties as an employee of ours (other than any such failure resulting from incapacity due to physical or mental illness); executive’s dishonesty, fraudulent misrepresentation, willful misconduct, malfeasance, violation of fiduciary duty relating to our business, or conviction of a felony. The executive is deemed “disabled” if he or she is eligible for disability benefits under our long-term disability plan, or has a physical or mental disability which renders the executive incapable, after reasonable accommodation, of performing substantially all of executive’s duties under the agreement for a period of 180 consecutive or non-consecutive days in any 12-month period.

2008 Changes to Executive Officer Employment Contracts

Effective December 11, 2008, we entered into amendments to the employment agreements (“Amendment”) with Messrs. Wood, Williams and Flaherty, and Ms. Nakazawa to ensure compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”). Generally, the provisions in each Amendment regarding the performance of services and compensation remain the same, but the Amendments clarify the language to alleviate any confusion in the existing agreement. The Amendment states that, in the case of termination without cause, death or disability, the unvested portion of any outstanding stock option and any outstanding share of restricted stock would immediately vest notwithstanding any contrary terms in any restricted stock agreement applicable to such executive. Also, any bonus which has been earned by the executive but which remains unpaid as of the date of the executive’s termination of employment shall be paid to the executive at such time and in such manner as if the executive had continued to be employed by us. In addition, in the event of termination following a change in control, the executive would receive compensation equivalent to the amount payable in the case of a termination without cause.

Effective December 11, 2008, the Company is a party to a new agreement with Mr. Robert Marino. The new agreement contains terms that are consistent with the terms and conditions of the other executives. In case of termination without cause, disability, death, or following a termination after change in control for any reason, the new employment agreement provides for (i) a lump-sum payment equivalent to the remaining unpaid portion of Mr. Marino’s salary for the period ending on the date of termination, (ii) any bonus which has been earned by Mr. Marino but which remains unpaid as of the date of his employment termination, paid at such time and in such manner as if he had continued to be employed by the Company, (iii) a lump-sum payment for all accrued and unused vacation days, (iv) any other payments or benefits to be provided to Mr. Marino by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) for 3 months following termination, and (v) a payment equivalent to 3 months of base salary then in effect, payable in a lump sum or in accordance with the Company’s payroll cycle and subject to the requirements of Section 409A. Accordingly, Mr. Marino would receive payment equivalent to 3 months of annual base salary of $236,178. The definition of “cause” and “disabled” are the same as the agreements with the other executives. In the case of termination for cause or if Mr. Marino terminates the agreement for any reason, he would only be entitled to receive (i) a lump-sum payment equivalent to the remaining unpaid portion of his salary for the period ending on the date of termination, (ii) any bonus which has been earned by Mr. Marino but which remains unpaid as of the date of his employment termination, paid at such time and in such manner as if he had continued to be employed by the Company, (iii) a lump-sum payment for all accrued and unused vacation days, and (iv) any other payments or benefits to be provided to Mr. Marino by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) through the date of termination.

Other Employment Benefits

We maintain employee benefit and perquisite programs for our executive officers and other employees. We have no current plans to provide additional benefits for our executive officers. We believe that the benefits provided are competitive and consistent with industry practice.

Welfare Benefits. We have broad-based health, dental, vision, life and disability benefit programs that are available to all employees on an equal basis.

401(k) Savings Plan (“Telos Shared Savings Plan”). We sponsor a defined contribution employee savings plan which enables employees to contribute a certain percentage of their base salary to their savings plan accounts on a pre-tax basis, subject to federal tax limitations under the Internal Revenue Code. Presently, we match one half of employee contributions to the Telos Shared Savings Plan up to a maximum of 3% of such employee’s yearly base salary. Participant contributions vest immediately; Company contributions vest at the rate of 20% for each year, with full vesting to occur after completion of five years of service. For additional information concerning the Telos Shared Savings Plan, see also Note 10—Stockholders’ Equity, Option Plan, and Employee Benefit Plan.

Compensation Committee Interlocks and Insider Participation

None of the individuals that served as a member of the Compensation Committee during the fiscal year ended December 31, 2008 were at any time officers or employees of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of a board of directors or compensation committee of any entity that has one or more of the entity’s executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Submitted by the Management Development and Compensation Committee of the Board,

William M. Dvoranchik

David Borland

Bruce R. Harris

The following table summarizes the compensation earned for the years ended December 31, 2008, 2007 and 2006 by the chief executive officer, chief financial officer, and the three other most highly-compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Restricted Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)		All Other Compensation (14)	Total

John B. Wood (Chairman, President and CEO)	2008	$450,000	$37,625	$—	$582,000	(4)	$313,791	$1,383,416
	2007	429,167	—	—	600,000	(5)	57,742	1,086,909
	2006	350,002	—	21,595	—		45,092	416,689

Michele Nakazawa (Senior V.P. and CFO)	2008	255,625	7,003	—	240,000	(6)	36,679	539,307
	2007	231,875	—	—	270,000	(7)	36,602	538,477
	2006	160,000	—	269	—		32,635	192,904

Michael P. Flaherty (Exec. V.P., General Counsel and CAO)	2008	324,975	8,650	—	188,000	(8)	101,929	623,554
	2007	314,376	—	—	300,000	(9)	66,650	681,026
	2006	300,019	—	9,917	—		52,695	362,631

Edward L. Williams (Exec. V.P. and COO)	2008	335,292	10,750	—	330,000	(10)	93,610	769,652
	2007	322,084	—	—	501,500	(11)	58,092	881,676
	2006	255,008	—	9,917	—		45,581	310,506

Brendan D. Malloy (Senior V.P.- Secure Networks)	2008	206,317	5,000	—	180,000	(12)	34,015	425,332
	2007	198,958	—	—	200,000	(13)	35,623	434,581

(1)	Represents the dollar amount of reported taxable income for the shares issued under the 2008 Plan based on the issuance price of $0.01 per share for all shares issued. See assumptions made in the valuation of these awards for financial statement reporting purposes in accordance with FAS 123(R) in Note 1 – Summary of Significant Accounting Policies.
(2)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 computed in accordance with SFAS No. 123(R), primarily related to Telos and Xacta stock options granted in 2004.
(3)	Amounts reported in this category relate to payments pursuant to the short-term incentive compensation plan
(4)	Amount earned in 2008; $582,000 to be paid in 2009
(5)	Amount earned in 2007; $450,000 paid in 2008; $150,000 paid in 2009
(6)	Amount earned in 2008; $25,000 paid in 2008; $215,000 to be paid in 2009
(7)	Amount earned in 2007; $25,000 paid in 2007; $195,000 paid in 2008; $50,000 paid in 2009
(8)	Amount earned in 2008, $25,000 paid in 2008; $163,000 to be paid in 2009
(9)	Amount earned in 2007; $25,000 paid in 2007; $225,000 paid in 2008; $50,000 paid in 2009
(10)	Amount earned in 2008; $330,000 to be paid in 2009
(11)	Amount earned in 2007; $101,500 paid in 2007 which included $1,500 anniversary bonus; $300,000 paid in 2008; $100,000 paid in 2009
(12)	Amount earned in 2008; $50,000 paid in 2008; $130,000 to be paid in 2009
(13)	Amount earned in 2007; $60,000 paid in 2007; $140,000 paid in 2008
(14)	Amounts presented consist of the following:

Name	Year	Car Allowance	Health Club Allowance	Life Insurance and Long- Term Disability Premiums	Savings Plan Company Match	Golf Club Membership	Long- Term Care	Vacation Cash- Out	Total All Other Compensation
John B. Wood	2008	$12,000	$1,200	$19,058	$6,900	$12,915	$10,779	$250,939	$313,791
	2007	12,000	1,200	1,708	6,750	25,305	10,779	—	57,742
	2006	12,000	1,200	1,708	6,600	12,805	10,779	—	45,092

Michele Nakazawa	2008	12,000	1,200	399	6,900	4,445	11,735	—	36,679
	2007	12,000	1,200	272	6,750	4,645	11,735	—	36,602
	2006	12,000	1,200	272	3,031	4,397	11,735	—	32,635

Michael P. Flaherty	2008	12,000	1,200	7,883	6,900	12,792	13,717	47,438	101,929
	2007	12,000	1,200	7,883	6,750	25,100	13,717	—	66,650
	2006	12,000	1,200	7,883	5,090	12,805	13,717	—	52,695

Edward L. Williams	2008	12,000	1,200	1,353	6,900	6,657	11,214	54,287	93,610
	2007	12,000	1,200	1,353	6,750	25,575	11,214	—	58,092
	2006	12,000	1,200	1,353	6,600	13,214	11,214	—	45,581

Brendan D. Malloy	2008	12,000	1,200	340	6,900	—	10,456	3,119	34,015
	2007	12,000	1,200	297	6,750	4,920	10,456	—	35,623

Potential Payments Upon Termination

As disclosed above, the Company has entered into employment agreements with each of the named executive officers which provide for potential payments upon termination. The table below summarizes the potential payouts to Messrs. Wood, Flaherty, Williams, Malloy and Ms. Nakazawa, for the termination events described above assuming such termination occurred on December 31, 2008, the last business day of the Company’s last completed fiscal year.

John B. Wood	Salary Continuation for 24 Months	2007 and 2008 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2008	Continuation of Medical/ Welfare Benefits for 24 Months	Cash Equivalent of Company Match to 401(k) for 24 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2008
Termination without cause	$900,000	$732,000	$51,923	$122,849	$13,800	$1,820,572	3,762,465	[a]
Termination due to disability	900,000	732,000	51,923	122,849	13,800	1,820,572	3,762,465	[a]
Termination due to death	900,000	732,000	51,923	122,849	13,800	1,820,572	3,762,465	[a]
Termination for cause	—	732,000	51,923	—	—	783,923	940,616	[b]
Voluntary termination	—	732,000	51,923	—	—	783,923	940,616	[b]

Michele Nakazawa	Salary Continuation for 18 Months	2007 and 2008 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2008	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2008
Termination without cause	$420,000	$265,000	$26,923	$61,411	$10,350	$783,684	700,250	[a]
Termination due to disability	420,000	265,000	26,923	61,411	10,350	783,684	700,250	[a]
Termination due to death	420,000	265,000	26,923	61,411	10,350	783,684	700,250	[a]
Termination for cause	—	265,000	26,923	—	—	291,923	175,063	[b]
Voluntary termination	—	265,000	26,923	—	—	291,923	175,063	[b]

Michael P. Flaherty	Salary Continuation for 18 Months	2007 and 2008 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2008	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2008
Termination without cause	$491,400	$213,000	$31,500	$72,618	$10,350	$818,868	865,000	[a]
Termination due to disability	491,400	213,000	31,500	72,618	10,350	818,868	865,000	[a]
Termination due to death	491,400	213,000	31,500	72,618	10,350	818,868	865,000	[a]
Termination for cause	—	213,000	31,500	—	—	244,500	216,250	[b]
Voluntary termination	—	213,000	31,500	—	—	244,500	216,250	[b]

Edward L. Williams	Salary Continuation for 18 Months	2007 and 2008 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2008	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2008
Termination without cause	$507,000	$430,000	$32,500	$65,166	$10,350	$1,045,016	1,075,000	[a]
Termination due to disability	507,000	430,000	32,500	65,166	10,350	1,045,016	1,075,000	[a]
Termination due to death	507,000	430,000	32,500	65,166	10,350	1,045,016	1,075,000	[a]
Termination for cause	—	430,000	32,500	—	—	462,500	268,750	[b]
Voluntary termination	—	430,000	32,500	—	—	462,500	268,750	[b]

Brendan D. Malloy	Salary Continuation	2008 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2008	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2008
Termination without cause	$—	$130,000	$15,055	$—	$—	$145,055	125,000	[b]
Termination due to disability	—	130,000	15,055	—	—	145,055	125,000	[b]
Termination due to death	—	130,000	15,055	—	—	145,055	125,000	[b]
Termination for cause	—	130,000	15,055	—	—	145,055	125,000	[b]
Voluntary termination	—	130,000	15,055	—	—	145,055	125,000	[b]

[a]	represents immediate vesting of restricted stock upon termination
[b]	represents 25% of total restricted stock held as of December 31, 2008

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

Compensation of Directors

Effective January 1, 2008, the Board of Directors adopted a new structure for the annual compensation of the Board members which provides for the following annual compensation: $10,000 basic annual retainer plus the following annual fees for committee chairmen and members: $40,000 for the Audit Committee chairman; $25,000 for the Strategy Committee chairman; $20,000 for the respective chairman of the other committees; $20,000 for the members of the Audit Committee; $15,000 for the respective members of the Nominating and Corporate Governance Committee, the Strategy Committee, and the Government Security Committee; and $10,000 for the respective members of the Management Development and Compensation Committee, the Proxy Board (we operate under a Proxy Agreement which governs the relationship between the Company and the foreign shareholders that, directly and indirectly, own a majority stake in the Company. Pursuant to such Proxy Agreement, a Proxy Board has been established which consists of independent Board members Harris, Mahan, and Tuttle), and the Special Litigation Committee.

The following table summarizes the director compensation paid during the year ended December 31, 2008:

DIRECTOR COMPENSATION FOR 2008

Name	Fees Paid		Restricted Stock Shares (3)
Bernard Bailey	$75,000	(2)	80,000
David Borland	55,000		80,000
William Dvoranchik	65,000	(2)	80,000
Seth W. Hamot	—		—
Bruce Harris	60,000		80,000
Charles Mahan	55,000		80,000
Robert J. Marino	—	(1)	—
Andrew R. Siegel	—		—
Jerry Tuttle	60,000		80,000
John B. Wood	—	(1)	—

	$370,000		480,000

(1)	Employee directors received no compensation for service as directors
(2)	Additionally, $5,000 was paid to Messrs. Bailey and Dvoranchik for representation on the board of TIMS LLC
(3)	Restricted shares granted in September 2008 under the 2008 Plan

Additionally, in September 2008, we granted 80,000 shares of restricted stock each to the following Board members: Mr. Bailey, Mr. Borland, Mr. Dvoranchik, Mr. Harris, Mr. Mahan, and Mr. Tuttle.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of March 31, 2009	Percent of Class
Class A Common Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	15,328,480 shares	45.7%

Class A Common Stock	John R.C. Porter Chalet Petit Monde 1936 Verbier Switzerland	473.322 shares	1.4%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares	10.9%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4 th Floor London W1J 6BQ England	1,681,960 shares (A)	41.7%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4 th Floor London W1J 6BQ England	420,490 shares (A)	10.4%

Class B Common Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	1,186,720 shares	29.4%

Class B Common Stock	Cudd & Company c/o INVESCO Asset Management Limited 30 Finsbury Square London EC2A 1AG England	669,888 shares	16.6%

Class A Common Stock	John B. Wood	3,811,113 shares (B)	11.4%
Class A Common Stock	Michael P. Flaherty	871,824 shares (B)	2.6%
Class A Common Stock	Edward L. Williams	1,177,521 shares (B)	3.5%
Class A Common Stock	Michele Nakazawa	700,948 shares (B)	2.1%
Class A Common Stock	Brendan D. Malloy	505,866 shares (B)	1.5%
Class A Common Stock	Robert J. Marino	1,003,644 shares (B)	3.0%
Class A Common Stock	Bernard C. Bailey	80,000 shares (C)	0.2%
Class A Common Stock	David Borland	100,000 shares (C)(D)	0.3%
Class A Common Stock	William M. Dvoranchik	80,000 shares (C)	0.2%
Class A Common Stock	Seth W. Hamot	—	—
Class A Common Stock	Bruce R. Harris	80,000 shares (C)	0.2%
Class A Common Stock	Charles S. Mahan, Jr.	80,000 shares (C)	0.2%
Class A Common Stock	Andrew R. Siegel	—	—
Class A Common Stock	Jerry O. Tuttle	80,000 shares (C)	0.2%
Class A Common Stock	All officers and directors As a group (22 persons)	10,196,571 shares (E)	30.4%

Series A-1 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	99 shares	7.9%

Series A-1 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4 th Floor London W1J 6BQ England	140 shares	11.2%

Series A-1 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	908 shares	72.6%

Series A-2 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	139 shares	7.9%

Series A-2 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4 th Floor London W1J 6BQ England	196 shares	11.2%

Series A-2 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva, Switzerland	1,271 shares	72.6%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners Timothy G. Ewing 4514 Cole Avenue, Suite 808 Dallas, TX 75205	501,317 shares (F)	15.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. Wynnefield Capital Management, LLC Wynnefield Capital, Inc. Nelson Obus Joshua Landes 450 Seventh Avenue, Suite 509 New York, NY 10123	373,500 shares (G)	11.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 50 Monument Road, Suite 201 Bala Cynwyd, PA 19004	161,989 shares (H)	5.1%

12% Cumulative Exchangeable Redeemable Preferred Stock	Victor Morgenstern Faye Morgenstern Judd Morgenstern Morningstar Trust - Faye Morgenstern Trustee 106 Vine Avenue Highland Park, IL 60035	182,000 (I)	5.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Costa Brava Partnership III, LP Roark, Rearden & Hamot, LLC Seth W. Hamot White Bay Capital Management, LLC Andrew R. Siegel 237 Park Avenue, Suite 800 New York, NY 10017	521,287 (J)	16.4%

12% Cumulative Exchangeable Redeemable Preferred Stock	Grand Slam Asset Management, LLC Grand Slam Capital Master Fund, Ltd. 2200 Fletcher Avenue Fort Lee, NJ 07024	164,477 (K)	5.2%

12% Cumulative Exchangeable Redeemable Preferred Stock	Brown Advisory Holdings Incorporated Brown Advisory Securities, LLC Brown Investment Advisory & Trust Company 901 South Bond Street, Suite 400 Baltimore, MD 21231	323,931 (L)	10.2%

(A)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide us with the addresses of the respective beneficial owners.
(B)	Messrs. Wood, Marino and Williams directly hold 8,392; 2,052 and 70,976 shares of our Class A Common Stock, respectively. In addition, the common stock holdings of Messrs. Wood, Flaherty, Williams, Malloy, Marino and Ms. Nakazawa include 40,256; 6,824; 31,545; 5,866; 26,592 and 698 shares of our Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Additionally, in June 2008, as a result of the 2008 Omnibus Long-Term Incentive Plan, Messrs. Wood, Flaherty, Williams, Malloy, Marino and Ms. Nakazawa hold 3,762,465; 865,000; 1,075,000; 500,000; 975,000 and 700,250 shares of our restricted Class A Common Stock, respectively.
(C)	These holdings are comprised of restricted Class A Common Stock granted in September 2008 under the 2008 Omnibus Long-Term Incentive Plan.
(D)	Mr. Borland holds options to acquire 20,000 shares of our Class A Common Stock, which are exercisable within 60 days of March 1, 2009.
(E)	The common stock holdings of our executive officers and directors as a group include 100,220 shares of our Class A Common Stock held directly; 175,286 shares of our Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan, and 9,901,065 shares of restricted Class A Common Stock issued under the 2008 Omnibus Long-Term Incentive Plan.
(F)	Value Partners Ltd. (“VP”), Ewing & Partners (“E&P”), and Timothy G. Ewing filed a joint Schedule 13D indicating that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 501,317 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, VP has the sole power to vote or direct the vote and the sole power to dispose and to direct the disposition of, and E&P and Timothy G. Ewing have the shared power to vote or direct the vote and the shared power to dispose and to direct the disposition of 501,317 shares.
(G)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Mr. Nelson Obus and Mr. Joshua H. Landes filed a joint Schedule 13D indicating that they may be deemed to act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act and that such group might be deemed to beneficially own the aggregate of 373,500 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, WCM is the sole general partner of WPSCV and WPSCVI and has the sole power to direct the voting and disposition of the shares beneficially owned by WPSCV and WPSCVI. Messrs. Obus and Landes are the co-managing members of WCM and each shares with the other the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of WSCVOF and has the sole power to direct the voting and disposition of the shares that WSCVOF beneficially owns. Messrs. Obus and Landes are executive officers of WCI and each shares with the other the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Mr. Obus is the general partner of CP and has the sole power to direct the voting and disposition of the shares beneficially owned by CP. WPSCV has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 131,800 shares. WSCVOF has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares. WPSCVI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 142,800 shares. CP has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares. Mr. Obus has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares, and shared power to vote or direct the vote and the sole power to dispose or direct the disposition of 360,000 shares. Mr. Landes has shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 360,000 shares. WCM has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 274,600 shares. WCI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares.
(H)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen filed a joint Schedule 13G/A indicating that ACM has the shared power to vote or to direct the vote and the shared power to dispose or to direct the disposition of 110,146 shares; MG and Mr. Cohen have the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 44,410 and 7,433 shares, respectively.
(I)	Victor Morgenstern (“VM”), Faye Morgenstern (“FM”), Judd Morgenstern (“JM”), Jennifer Morgenstern Irrevocable Trust (“Jennifer Trust”), Robyn Morgenstern Irrevocable Trust (“Robyn Trust”), and Judd Morgenstern Irrevocable Trust (“Judd Trust”), filed a joint Schedule 13D/A indicating that VM has the sole power to vote and dispose of 50,000 shares, and shared power to dispose of 132,000 shares; FM has the sole power to vote or direct the vote of 17,000 shares and shared power to dispose or direct the disposition of 92,000 shares; JM has the sole power to vote or direct the vote of 40,000 shares and shared power to dispose or direct the disposition of 115,000 shares; Jennifer Trust has the sole power to vote or direct the vote of 25,000 shares and shared power to dispose or direct the disposition of 25,000 shares; Robyn Trust has the sole power to vote or direct the vote of 25,000 shares and shared power to dispose or direct the disposition of 25,000 shares; and Judd Trust has the sole power to vote or direct the vote of 25,000 shares and shared power to dispose or direct the disposition of 25,000 shares.

(J)	Costa Brava Partnership III, LP (“CBP”), Roark, Rearden & Hamot, LLC (“RRH”), White Bay Capital Management, LLC (“WBCM”). Mr. Seth W. Hamot and Mr. Andrew R. Siegel filed a joint Schedule 13D indicating that CBP has the sole power to vote or to direct the vote and to dispose or direct the disposition of 506,811 shares; RRH, WBCM and Mr. Hamot have the shared power to vote or to direct the vote and dispose or direct the disposition of 506,811 shares; Mr. Siegel has the sole power to vote or direct the vote and to dispose or direct the disposition of 14,476 shares, and the shared power to vote and dispose or direct the vote or disposition of 506,811 shares.
(K)	Grand Slam Asset Management, LLC (“GSAM”) and Grand Slam Capital Master Fund, Ltd. (“GSCMF”) filed a joint Schedule 13D indicating that GSCMF directly owns and has the power to vote or direct the vote and to dispose or direct the disposition of 164,477 shares. GSAM may be deemed to control GSCMF, directly or indirectly, to have shared power to vote or direct the vote and dispose or direct the disposition of the shares and to beneficially own the shares held by GSCMF.
(L)	Brown Advisory Holdings Incorporated (“BAHI”), in its capacity as a parent holding company, Brown Advisory Securities, LLC (“BAS”), and Brown Investment Advisory & Trust Company (“BIATC”) filed a joint schedule 13G/A indicating that 322,631 shares are owned by the clients of BAS and 1,300 shares are owned by the clients of BIATC. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. BAHI has the sole power to dispose or to direct the disposition of 1,300 shares; BAHI and BAS have the shared power to dispose or to direct the disposition of 322,631 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Mr. John R.C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $260,000 for 2008, 2007 and 2006 pursuant to this agreement, which amounts were determined by negotiation we conducted with Mr. Porter. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for 2008, 2007, and 2006 were $220,000, $205,000, and $144,000, respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of our Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in TIMS LLC. Such ownership interest was sold in the fourth quarter of 2008.

Our policies and practices with respect to related person transactions were adopted on October 25, 2007, and are available on our website at www.telos.com. The policy is set forth below:

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

In reviewing a proposed Related Person Transaction, the Committee shall consider all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit, or lack thereof, to the Company, opportunity costs of alternate transactions, the materiality and character of the Related Person’s direct or indirect interest, and the actual or apparent conflict of interest of the Related Person. The Audit Committee shall forward to the full Board of Directors its recommendations in regards to any Related Person Transaction involving a director or an executive officer of the Company for final determination.

Independence of the Board of Directors

We have adopted director independence standards which are summarized below. Our director independence standards are based upon NASD Rules 4200(a)(15) and 4350. Pursuant to such rules, a majority of directors of the Board will be independent. Pursuant to NASD Rule 4200(a)(15), a director will not be independent if,

(A) At any time during the past three years he was employed by the Company;

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

Pursuant to the independence standards set forth above, the Board has determined that the following directors meet our independence standards and therefore are independent: Bernard C. Bailey, David Borland, William M. Dvoranchik, Bruce R. Harris, Charles S. Mahan, and Jerry O. Tuttle. Based on these standards, the Board determined that the following directors are not independent: Seth W. Hamot, Robert J. Marino, Andrew R. Siegel, and John B. Wood.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services billed to us by BDO Seidman, LLP for the year ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
BDO Seidman, LLP:
Audit fees	$605,000	$650,075
Audit-related fees	—	—
Tax fees	25,000	9,052
All other fees	—	—

Total	$630,000	$659,127

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 25.

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1987)

3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)

3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

3.6	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992 (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

3.7	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Form 10-K report for the year ended December 31, 1995)

3.8	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)

4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.2	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

10.1	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between the Company and Sir Leslie Porter (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.2	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between the Company and Toxford Corporation (Incorporated by reference to Exhibit 10.64 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.3	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between the Company and Sir Leslie Porter (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.4	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between the Company and Toxford Corporation (Incorporated by reference to Exhibit 10.71 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)

10.5	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company’s Form 10-Q report for the quarter ended March 31, 1996)

10.6	Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.98 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.7	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.99 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.8	Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.100 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.9	Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.101 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.10	Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.102 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.11	Membership Interest Purchase & Assignment Agreement and Other Related Transaction Documents among the Company, Telos Identity Management Solutions, LLC and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2007)

10.12	Telos Corporation 2008 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.13	Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated March 31, 2008 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.14*	Amended and Restated Subordination Agreement between Wells Fargo Foothill, Inc., Subordinated Noteholders, and U.S. Bank National Association, dated April 4, 2008

10.15*	Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Smaller Companies Investment Trust PLC, dated April 14, 2008

10.16*	Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Value LLP A/C B, dated April 14, 2008

10.17*	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Smaller Companies Investment Trust PLC, dated April 6, 2008

10.18*	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Value LLP A/C B, dated April 6, 2008

10.19*	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated March 13, 2008

10.20	Waiver and First Amendment to the Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated August 26, 2008 (Incorporated by reference to Exhibit 10.23 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.21	Amendment to Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.24 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.22	Amendment to Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.25 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.23	Amendment to Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.26 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.24	Amendment to Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.27 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.25	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.26	Waiver under Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated August 25, 2008 (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.27	Waiver under Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated December 12, 2008 (Incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

21*	List of subsidiaries of Telos Corporation

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32*	Certification pursuant to 18 USC Section 1350.

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood
Chief Executive Officer and Chairman of the Board

Date:	April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood
John B. Wood	Chief Executive Officer and Chairman of the Board	April 15, 2009

/s/ Michele Nakazawa
Michele Nakazawa	Chief Financial Officer	April 15, 2009

/s/ Bernard C. Bailey
Bernard C. Bailey	Director	April 15, 2009

/s/ David Borland
David Borland	Director	April 15, 2009

/s/ William M. Dvoranchik
William M. Dvoranchik	Director	April 15, 2009

Seth W. Hamot	Director

/s/ Bruce R. Harris
Bruce R. Harris, Lt. Gen., U.S. Army (Ret.)	Director	April 15, 2009

/s/ Charles S. Mahan, Jr.
Charles S. Mahan, Jr. Lt. Gen., U.S. Army (Ret)	Director	April 15, 2009

/s/ Robert J. Marino
Robert J. Marino	Director	April 15, 2009

Andrew R. Siegel	Director

/s/ Jerry O. Tuttle
Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	April 15, 2009