Form 10-Q
period 2009-03-31
TELOS CORP
filed 2009-05-13
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 8, 2009, the registrant had outstanding 33,552,968 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2009	2008[1]
Revenue
Products	$23,715	$17,935
Services	26,965	29,670

	50,680	47,605

Costs and expenses
Cost of sales – Products	20,536	15,785
Cost of sales—Services	22,091	21,078
Selling, general and administrative expenses	8,268	6,572

Operating (loss) income	(215)	4,170
Other income (expenses)
Other income	31	27
Interest expense	(1,783)	(1,913)

(Loss) income before income taxes	(1,967)	2,284
Benefit (provision) for income taxes (Note 8)	1,393	(72)

Net (loss) income	(574)	2,212

Less: Net income attributable to noncontrolling interest (Note 2)	38	147

Net (loss) income attributable to Telos Corporation	$(612)	$2,065

[1]

The condensed consolidated statement of operations for the three months ended March 31, 2008 has been revised for the retrospective application of Statement of Financial Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2009 (Unaudited)	December 31, 2008[1]
ASSETS

Current assets (Note 6)
Cash and cash equivalents	$188	$22
Restricted investments	103	103
Accounts receivable, net of reserve of $292 and $225, respectively	37,354	39,916
Inventories, net of obsolescence reserve of $1,632 and $1,709, respectively	13,133	7,132
Deferred income taxes	4,065	2,864
Other current assets	2,497	2,604

Total current assets (Note 6)	57,340	52,641

Property and equipment, net of accumulated depreciation of $17,624 and $17,279, respectively	6,972	6,859
Deferred income taxes, long-term	3,361	3,169
Other assets	116	32

Total assets (Note 6)	$67,789	$62,701

[1]	The condensed consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of SFAS No. 160. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2009 (Unaudited)	December 31, 2008[1]
LIABILITIES, REDEEMABLE PREFERRED STOCK, NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued payables (Note 6)	$28,486	$26,905
Accrued compensation and benefits	6,394	7,008
Deferred revenue	3,371	3,715
Capital lease obligations – short-term	679	645
Other current liabilities	3,615	3,482

Total current liabilities	42,545	41,755

Senior credit facility (Note 6)	16,544	12,162
Senior subordinated notes (Note 6)	4,179	4,179
Capital lease obligations	7,390	7,559
Senior redeemable preferred stock (Note 7)	9,975	9,871
Public preferred stock (Note 7)	98,116	97,160

Total liabilities	178,749	172,686

Commitments and contingencies (Note 9)

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive income	46	—
Accumulated deficit	(111,341)	(110,729)

Total Telos stockholders’ deficit	(111,114)	(110,548)

Noncontrolling interest in subsidiary (Note 2)	154	563

Total stockholders’ deficit	(110,960)	(109,985)

Total liabilities, redeemable preferred stock, noncontrolling interest and stockholders’ deficit	$67,789	$62,701

[1]	The condensed consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of SFAS No. 160. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2009	2008[1]
Operating activities:
Net (loss) income	$(612)	$2,065
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Dividends and accretion of preferred stock as interest expense	1,060	1,198
Noncontrolling interest in subsidiary	38	147
Depreciation and amortization	353	363
Amortization of debt issuance costs	51	—
Deferred income tax (benefit) provision	(1,393)	72
Other noncash items	95	(165)
Changes in other operating assets and liabilities	(2,458)	(3,067)

Cash (used in) provided by operating activities	(2,866)	613

Investing activities:
Purchases of property and equipment	(466)	(185)

Cash used in investing activities	(466)	(185)

Financing activities:
Proceeds from senior credit facility	55,569	52,771
Repayments of senior credit facility	(51,187)	(56,551)
(Decrease) increase in book overdrafts	(149)	3,882
Payments under capital lease obligations	(135)	(147)
Payment of debt issuance costs	(150)	—
Distributions to noncontrolling interest	(447)	(450)

Cash provided by (used in) financing activities	3,501	(495)

Effect of exchange rate changes on cash and cash equivalents	(3)	—

Increase (decrease) in cash and cash equivalents	166	(67)
Cash and cash equivalents at beginning of period	22	83

Cash and cash equivalents at end of period	$188	$16

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$714	$742

Income taxes	$100	$273

Noncash:
Interest on redeemable preferred stock	$1,060	$1,198

[1]

The condensed consolidated statement of cash flows for the three months ended March 31, 2008 has been revised for the retrospective application of SFAS No. 160. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General and Basis of Presentation

Telos Corporation (the “Company” or “Telos” or “We”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. Our principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated as a Maryland corporation in October 1971. Our web site is www.telos.com.

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company. We have also consolidated the results of operations of Telos Identity Management Solutions, LLC (“TIMS LLC”) (see Note 2 – Sale of Assets), and Teloworks, Inc. (“Teloworks”) (see Note 3 – Investment in Teloworks). All intercompany transactions have been eliminated in consolidation.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in our 2008 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

On January 1, 2009, we adopted SFAS No. 160, which changed the presentation requirements for noncontrolling (minority) interests. See Note 2 – Sale of Assets.

Segment Reporting

We previously reported two operating segments in our public filings: Managed Solutions and Xacta. Managed Solutions was primarily our traditional IT-product reselling business. Xacta comprised several business lines that together made up our security solutions brand. Beginning in late 2006, we undertook various cost reduction and reorganization strategies in order to address the poor operating results which were caused in part by an unsustainable revenue mix comprised of a large proportion of IT-product reselling revenue, which contributed a smaller proportion of margin to support our operations. As a result, we decided to focus and invest more in our higher-value business areas. In late 2007, the Managed Solutions segment was realigned under the Secure Networks business line. While certain of the Managed Solutions products and services continue to be offered by us as part of our strategy of offering a broad range of IT solutions to our customers, the decision to consolidate the Managed Solutions segment with the Secure Networks business line resulted in a change in our reportable operating segments.

Accordingly, as of January 1, 2008, we have reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and no longer report multiple segments.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires reporting entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force (“EITF”) 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) is effective for fiscal periods beginning after December 15, 2008, which is our fiscal year 2009. The provisions of SFAS No. 141(R) will generally only impact us if we are a party to a business combination after the pronouncement has been adopted.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. The provisions of SFAS No. 157 were effective on January 1, 2008 and establish a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. See Note 5 – Fair Value Measurements.

In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13“ and 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position or results of operations and FSP SFAS 157-3 did not impact our financial position or results of operations. We do not believe that SFAS 157, as it relates to non-financial assets and liabilities, will have a material impact on our consolidated financial statements in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interests be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008, which is our fiscal year 2009. Except for presentation changes, the implementation of SFAS No. 160 did not have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS No. 133.” This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on a entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, it had no impact on our consolidated financial condition, results of operations, or cash flows.

In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we are still evaluating the possible impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. We adopted EITF 08-6 effective January 1, 2009, and such adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP SFAS 157-4 to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP SFAS 107-1 and APB 28-1 to have a material effect on our consolidated financial statements.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

Restricted Investments

We account for our investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We consider our holdings of short-term and long-term securities, consisting primarily of fixed income securities to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is immaterial and therefore not presented as a separate component of stockholders’ deficit. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts. Collectability of accounts receivable is regularly reviewed based upon managements’ knowledge of the specific circumstances related to overdue balances. The allowance for doubtful accounts is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and its assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory consisted of finished goods of $13.6 million and $8.7 million as of March 31, 2009 and December 31, 2008, respectively; and work-in-process of $1.1 million and $0.1 million as of March 31, 2009 and December 31, 2008, respectively.

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

We account for our interim income taxes in accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – An Interpretation of APB Opinion No. 28,” which requires that an estimated annual effective tax rate be used to determine interim periods income tax provisions.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Our analysis of uncertain tax positions as required under FIN 48 determined that we had no significant unrecorded liabilities.

As of January 1, 2007, December 31, 2008 and March 31, 2009, we had no unrecognized tax benefits, nor did we have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For the quarter ended March 31, 2009 and 2008, there was no interest or penalties recorded or included in tax expense.

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

Other Comprehensive Income

Our functional currency is the U.S. dollar, for one of our wholly owned subsidiaries; the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Translation gain and losses are included in stockholders’ deficit as a component of accumulated other comprehensive income (loss). Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Cumulative foreign currency translation adjustment	$46	$—

Accumulated elements of other comprehensive income	$46	$—

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the current period presentation.

Note 2. Sale of Assets

On April 11, 2007, Telos Identity Management Solutions, LLC (“TIMS LLC”) was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of TIMS LLC and certain private equity investors (“Investors”) owned 0.001% of the membership interests of TIMS LLC. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with SAB 51, “Accounting for Sales of Stock by a Subsidiary,” we recognized a gain of $5.8 million, which was included in other income (expenses) on the consolidated statements of operations for the year ended December 31, 2007. As a result, we own 60% of TIMS LLC, and therefore continue to account for the investment in TIMS LLC using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. The brother of John B. Wood, our Chairman and Chief Executive Officer, indirectly held a 2% effective ownership interest in TIMS LLC as a result of the transaction, which was subsequently sold in the fourth quarter of 2008.

The Amended and Restated Operating Agreement of TIMS LLC (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of TIMS LLC. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of TIMS LLC, as mentioned above, and as such is allocated 60% of the profits, which was $57,000 and $220,000 for the quarter ended March 31, 2009 and 2008, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is allocated 40% of the profits, which was $38,000 and $147,000 for the quarter ended March 31, 2009 and 2008, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the noncontrolling interest under SFAS No. 160.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of the TIMS LLC membership interests. Further, subsequent to the initial eighteen month period, distributions shall be made to the members only when and to the extent determined by the TIMS LLC’s Board of Directors, in accordance with the Operating Agreement. During the quarter ended March 31, 2009 and 2008, the Class B member received a total of $447,000 and $450,000, respectively, of such distributions.

The following table details the changes in noncontrolling interest as of March 31, 2009 and 2008 (in thousands):

	March 31, 2009	March 31, 2008
Noncontrolling interest, beginning of period	$563	$217
Net income	38	147
Distributions	(447)	(450)

Noncontrolling interest, end of period	$154	$(86)

Note 3. Investment in Teloworks

Effective January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all fundings to Teloworks as expense in our consolidated statement of operations since 2004, as the Teloworks balance sheet and operating results not already recorded were immaterial to our consolidated financial statements. Effective January 1, 2009, we account for the investment in Teloworks using the consolidation method. The effect of not previously consolidating Teloworks amounted to $160,000. This is immaterial to all prior periods as well as to the current period and has been reflected as a decrease in the net loss in the current period.

In 2008, Teloworks formed a wholly owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which is currently in the pre-operational stage. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of March 31, 2009, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 10.5%. Since our initial investment in Enterworks, we accounted for such investment as prescribed by APB Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment in Enterworks to zero.

In March 2008, we amended the Agreement for Services and Sublease (“Agreement”) with Enterworks effective as of January 1, 2008. Pursuant to the amended Agreement, we subleased office space in our Ashburn facility and provided certain general, administrative and support services to Enterworks, for the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month. We terminated the Agreement with Enterworks effective February 28, 2009, and accordingly, Enterworks relocated its corporate headquarters.

In 2007, Enterworks was unable to fund its entire share of its scheduled Teloworks funding obligations to Teloworks. We funded $250,000 on Enterworks’ behalf for which we received a note from Enterworks, and warrants to purchase 1,785,714 underlying common stock shares. We recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, we recorded a full reserve against the note. In May 2008, the principal amount of the note was amended to approximately $272,000 to reflect interest accrued up to May 28, 2008. Enterworks had paid all interest due subsequent to this amendment.

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

The following table displays the assets measured at fair value on a recurring basis in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value:

	Fair Value Measurements at Reporting Date Using
	(in thousands)
	Level 1	Level 2	Level 3	Total
March 31, 2009
U.S. government securities	$103	$—	$—	$103

December 31, 2008
U.S. government securities	$103	$—	$—	$103

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of March 31, 2009 and December 31, 2008, the accounts payable and other accrued payables consisted of $18.4 million and $18.9 million, respectively, in trade account payables and $10.1 million and $8.0 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

Effective January 31, 2008, we amended our $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs. In March 2008, we renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011 and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo Foothill “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo Foothill prime rate, we have the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4%.

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

As of March 31, 2009, the interest rate on the Facility was 7%. Pursuant to the terms of the Facility, the interest rate was the Wells Fargo Foothill “prime rate” plus 1% (as of March 31, 2009 the Wells Fargo Foothill “prime rate” was 6%) or 5.75%, whichever was higher. For the three months ended March 31, 2009 and 2008, we incurred interest expense in the amount of $244,000, and $234,000, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of March 31, 2009, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of March 31, 2009.

At March 31, 2009 and December 31, 2008, we had outstanding borrowings of $16.5 million and $12.2 million, respectively, and unused borrowing availability of $3.2 million and $3.8 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.6% for the three months ended March 31, 2009 and 2008, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2009 and December 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $20.2 million and $19.4 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at March 31, 2009, and December 31, 2008. For each of the three months ended March 31, 2009 and 2008, we incurred interest expense in the amount of $0.2 million, on the Notes.

We repaid $0.5 million in June 2008, and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due
Senior Subordinated Notes	2011	$4,179	[1]
Senior Credit Facility	2011	$16,544	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to December 31, 2011.

[2]	Balance due represents balance as of March 31, 2009, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Warranty Liability

As discussed more fully in Note 1, under “Segment Reporting”, in late 2007 the Managed Solutions segment, through which warranty service is provided, was realigned under the Secure Networks business line as part of an ongoing cost reduction and reorganization strategy to address our prior poor operating results through increased focus of our efforts on growth of higher-margin business. The series of decisions related to this change resulted in a shift in our focus to an increased proportion of contracts with the Original Equipment Manufacturer (“OEM”) warranty requirements, which primarily involve referrals to the OEM for service calls. While certain contracts and programs continue to require that we provide an enhanced level of warranty coverage, this shift to OEM-coverage contracts, and additionally, current reduced Company call center demand trends by certain large customers, resulted in a reduction of the estimates related to our warranty liabilities. Accordingly, we adjusted our accrued warranty liability down by approximately $1.1 million in the first quarter of 2008. The balance as of March 31, 2009 and December 31, 2008 was $1.7 million, respectively.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Wells Fargo Foothill agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2009, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At March 31, 2009 and December 31, 2008, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.0 million and $6.9 million, respectively.

During the three months ended March 31, 2009 and 2008, we accrued senior redeemable preferred stock dividends of $104,000 and $105,000, respectively, which were reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three months ended March 31, 2009 and 2008 was zero and $136,000, respectively, as the Public Preferred Stock has been fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2009 and December 31, 2008 was 3,185,586, respectively. The stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of our Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that the likelihood is that we will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2009. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

Paragraph 7 of Chapter 3A of ARB No. 43 defines a current liability, as follows:

“The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items which have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually twelve months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within one year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.”

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

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $66.3 million and $65.3 million as of March 31, 2009 and December 31, 2008, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2009 and 2008, accretion and dividends totaling $1.1 and $1.2 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $98.1 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2009 and December 31, 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three months ended March 31, 2009, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded approximately $1.4 million income tax benefit for the three months ended March 31, 2009. The income tax expense totaled approximately $72,000 for the three months ended March 31, 2008.

During the fourth quarter in 2008, in accordance with SFAS 109, “Accounting for Income Taxes,” valuation allowances against certain deferred tax assets in the amount of $6.0 million were released, due primarily to the evidence that it is more likely than not that such deferred tax assets will be realized.

We implemented the provisions of FIN 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of March 31, 2009. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2005 to 2008, has not been extended beyond applicable statute of limitations.

Note 9. Commitments and Contingencies

Financial Condition and Liquidity

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving credit facility (“the Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $14.8 million as of March 31, 2009 and $10.9 million as of December 31, 2008. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of March 31, 2009 and December 31, 2008, Costa Brava owns 16.4%, respectively, of the outstanding Public Preferred Stock.

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

On June 19, 2008, the Plaintiffs filed a Motion for Leave to Serve Discovery on Wells Fargo Foothill, Inc. in connection with the Telos Counterclaim. The Company filed its opposition to the motion on July 8, 2008. On December 2, 2008, the Company filed a motion for voluntary dismissal of the counterclaim without prejudice, and the Plaintiffs filed their opposition to the motion on December 19, 2008. A hearing was held on January 23, 2009 before Judge W. Michel Pierson. On the same day, Judge Pierson issued an order granting the Company’s motion to dismiss the counterclaim without prejudice and denying the Plaintiffs’ motion for leave to serve discovery as moot.

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

On April 8, 2009, the Appellants filed a Petition for Writ of Certiorari to Court of Special Appeals with the Court of Appeals of Maryland. The Company filed its Response to the Petition for Writ of Certiorari with the Court of Appeals of Maryland on April 27, 2009. The petition is currently pending.

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

Through a letter dated December 17, 2008, the Company informed the Court of Special Appeals that the audit of the Company’s 2007 financial statements had been completed and the Company had filed its 2007 Form 10-K with the SEC as of that date. In their response letter of December 19, 2008 to the Court of Special Appeals, the Class D Directors reiterated their position that the “controversy between the parties is capable of repetition, yet evading appellate review” and further argued that, in any event, the Court should decide the issue of whether the appeal was moot “only upon a fully-briefed motion.” The Company responded on December 23, 2008 that it would be amenable to additional briefing. Thus, on December 30, 2008, the Court of Special Appeals issued an order directing the parties to submit further briefing on the issue of whether the Company’s filing of its 2007 Form 10-K mooted the Class D Directors appeal of the June 27, 2008 preliminary injunction or whether the appeal remained justicable, and if so, under what theory. The Company and the Class D Directors filed their respective Supplemental Memoranda on the mootness issue on January 14, 2009. On January 21, 2009, the Company and the Class D Directors filed their respective Supplemental Reply Memoranda on the mootness issue. On May 6, 2009, the Court of Special Appeals dismissed the appeal of the June 27, 2008 preliminary injunction as moot.

On April 1, 2009, the Class D Directors filed a Petition for Constructive Civil Contempt with the Circuit Court for Baltimore City. The Petition alleges that the Company violated the Court’s August 28, 2007 and October 12, 2007 Orders, referenced above, for failing to provide requested documents or information that the Class D Directors allege is “pertinent and necessary to Plaintiffs’ duties as Telos’ directors.” On April 21, 2009, the Company filed a Motion to Dismiss or Strike the Petition for Constructive Civil Contempt and to Dismiss the Second Amended Verified Complaint. These matters are currently pending.

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

Note 10. Related Party Transactions

Mr. John R.C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $65,000 for the three months ended March 31, 2008 for his consulting services. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three months ended March 31, 2009 and 2008 were $40,000 and $53,000, respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of our Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in TIMS LLC. Such ownership interest was sold in the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2008, as filed with the SEC.

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

Backlog

Our total backlog was $675.9 million and $114.8 million at March 31, 2009 and 2008, respectively. Backlog was $692.9 million at December 31, 2008.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2009 and 2008 was $172.6 million and $99.7 million, respectively. Funded backlog was $177.7 million at December 31, 2008.

Consolidated Results of Operations (Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company” or “We”). We have also consolidated the results of operations of TIMS LLC (see Note 2 – Sale of Assets) and Teloworks (see Note 3 – Investment in Teloworks). All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Revenue	100.0%	100.0%
Cost of sales	84.1	77.4
Selling, general and administrative expenses	16.3	13.8

Operating (loss) income	(0.4)	8.8

Interest expense, net	(3.5)	(4.0)

(Loss) income before income taxes	(3.9)	4.8
Benefit (provision) for income taxes	2.8	(0.2)

Net (loss) income	(1.1)	4.6
Less: Net income attributable to noncontrolling interest	0.1	0.3

Net (loss) income attributable to Telos Corporation	(1.2)%	4.3%

Revenue increased by 6.5% to $50.7 million for the first quarter of 2009, from $47.6 million for the same period in 2008. Such increase primarily consists of an increase of $3.0 million in sales of Secure Networks solutions. Product revenue increased to $23.7 million for the first quarter of 2009 from $17.9 million for the same period in 2008, primarily attributable to an increase in sales of $6.4 million of Secure Networks solutions, offset by decreases in sales of $0.3 million of Secure Messaging solutions and $0.4 million of Information Assurance solutions. Services revenue decreased to $27.0 million for the first quarter of 2009 from $29.7 million for the same period in 2008, primarily attributable to decreases in sales of $3.5 million of Secure Networks solutions and $0.6 million of Information Assurance solutions, offset by increases in sales of $0.6 million of Secure Messaging solutions and $0.8 million of Identity Management solutions. The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Cost of sales increased by 15.6% to $42.6 million for the first quarter of 2009 from $36.9 million for the same period in 2008, primarily due to increases in revenue of $3.1 million, coupled with an increased cost of sales as a percentage of revenue of 6.7%. Cost of sales for product increased by $4.8 million, however as a percentage of product revenue declined by 1.4%, due to increased sales of Telos manufactured products in Secure Networks solutions, offset by decreased sales of proprietary software in Secure Messaging and Information Assurance. Cost of sales for services increased by $1.0 million, and as a percentage of services revenue increased by 10.9%, due to a $1.1 million adjustment as a result of a change in estimate of warranty liability in the first quarter of 2008, and a change in the mix of the programs and nature of certain Telos-installed solutions in Secure Networks solutions. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 25.0% to $8.1 million for the first quarter of 2009 from $10.7 million for the same period in 2008. Gross margin decreased to 15.9% in the first quarter of 2009, from 22.6% for the same period in 2008. Product gross margin increased to 13.4% from 12.0% due primarily to increased sales of Telos manufactured products as noted above. Services gross margin decreased to 18.1% from 29.0% due primarily to a change in program mix and warranty liability adjustment as noted above.

Selling, general, and administrative expense (“SG&A”) increased by 25.8% to $8.3 million for the first quarter of 2009, from $6.6 million for the same period in 2008, primarily attributable to increases of $0.4 million in litigation-related expenses net of insurance reimbursements, $0.4 million in labor costs, $0.3 million in audit fees, and $0.3 million in bad debt expenses.

Operating loss for the first quarter of 2009 was $0.2 million, compared to $4.2 million operating income for the same period in 2008, due primarily to the $2.7 million decrease in gross profit resulting from a change in the mix of the solutions sold, resulting in an overall decline in margin due to the nature of the program mix, and an increase of $1.7 million in SG&A expense as noted above. The decline in margin is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Interest expense decreased 6.8% to $1.8 million for the first quarter of 2009, from $1.9 million for the same period in 2008, primarily due to a decrease in the accrual of accretion of the public preferred stock.

Income tax benefit was $1.4 million for the first quarter of 2009, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax income for the fiscal year. Provision for income taxes was $72,000 for the first quarter of 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities.

Net loss for the first quarter of 2009 was $0.6 million, compared to net income of $2.1 million for the same period in 2008, primarily attributable to the decrease in operating income and the increase in SG&A expenses, offset by the income tax benefit for the quarter as discussed above.

Liquidity and Capital Resources

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving credit facility (“the Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as these the examples described above, that could have an impact on the Facility, and therefore our liquidity. However, management believes that the Company’s borrowing capacity is sufficient to fund its capital and liquidity needs for the foreseeable future.

Cash used in operating activities was $2.9 million for the quarter ended March 31, 2009, compared to cash provided by operating activities of $0.6 million for the same period in 2008. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. Additionally, for the quarter ended March 31, 2009, net loss was $0.6 million which included $1.4 million of income tax benefit, compared to $2.1 million net income for the quarter ended March 31, 2008.

Cash used in investing activities was approximately $0.5 million and $0.2 million for the quarter ended March 31, 2009 and 2008, respectively, due to the purchase of property and equipment.

Cash provided by financing activities for the quarter ended March 31, 2009 was $3.5 million, compared to cash used in financing activities of $0.5 million for the same period in 2008, primarily attributable to net borrowings from the Facility.

We believe that available cash and borrowings under the amended Facility will be sufficient to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $14.8 million as of March 31, 2009 and $10.9 million as of December 31, 2008. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

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

Senior Revolving Credit Facility

Effective January 31, 2008, we amended our $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs. In March 2008, we renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011 and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo Foothill “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo Foothill prime rate, we have the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4%.

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

As of March 31, 2009, the interest rate on the Facility was 7%. Pursuant to the terms of the Facility, the interest rate was the Wells Fargo Foothill “prime rate” plus 1% (as of March 31, 2009 the Wells Fargo Foothill “prime rate” was 6%) or 5.75%, whichever was higher. For the three months ended March 31, 2009 and 2008, we incurred interest expense in the amount of $244,000, and $234,000, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of March 31, 2009, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of March 31, 2009.

At March 31, 2009 and December 31, 2008, we had outstanding borrowings of $16.5 million and $12.2 million, respectively, and unused borrowing availability of $3.2 million and $3.8 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.6% for the three months ended March 31, 2009 and 2008, respectively. The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 13.8% and 9.3% for the three months ended March 31, 2009 and 2008, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but are subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2009 and December 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $20.2 million and $19.4 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at March 31, 2009, and December 31, 2008. For each of the three months ended March 31, 2009 and 2008, we incurred interest expense in the amount of $0.2 million, on the Notes.

We repaid $0.5 million in June 2008, and $0.5 million in July of 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. We accrue dividends and provide for accretion related to the redeemable preferred stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $108.1 million and $107.0 million at March 31, 2009 and December 31, 2008, respectively. During the first three months of 2009 and 2008, we recorded $1.1 million and $1.2 million, respectively, of dividends on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Facility agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2009, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Charter, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of March 31, 2009 and December 31, 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2009. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

Paragraph 7 of Chapter 3A of ARB No. 43 defines a current liability, as follows:

“The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items which have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually twelve months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within one year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $66.3 million and $65.3 million as of March 31, 2009 and December 31, 2008, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the three months ended March 31, 2009 and 2008, accretion and dividends totaling $1.1 and $1.2 million were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $98.1 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2009 and December 31, 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At March 31, 2009, we had outstanding debt and long-term obligations of $136.2 million, consisting of $16.5 million under the Facility, $4.2 million in subordinated debt, $7.4 million in capital lease obligations and $108.1 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

In accordance with the terms of one of our government contracts for services, we were required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and we were required to collateralize the entire amount of the bond. We provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of March 31, 2009, the remaining collateral balance is approximately $103,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for 2009. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long-term needs for operating expenses, debt service requirements, and projected capital expenditures. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on April 15, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of March 31, 2009 the Wells Fargo “prime rate” was 6.00%), or 5.75%, whichever is higher. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.6% for the three months ended March 31, 2009 and 2008, respectively. The Facility had an outstanding balance of $16.5 million at March 31, 2009.

Our restricted investments are reported at fair value, in accordance with SFAS No. 115. The restricted investments consist of one treasury note with fixed interest rate of 3.849% due September 30, 2009. The balance at March 31, 2009 was pledged as collateral on a performance bond and payment bond for one of our government contracts for services.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and to the audit committee and board of directors. As of March 31, 2009, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the first quarter of 2009 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2009, total undeclared unpaid dividends accrued for financial reporting purposes are $7.0 million for the Series A-1 and A-2 Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, provided that we have legally available funds under Maryland law (as discussed above) and are able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $66.3 million in cash dividends as of March 31, 2009 and $65.3 million as of December 31, 2008.

Since 1991, we have not declared or paid any dividends on its Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), we did not make the first four scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that we will not be able to make the remaining scheduled redemption payment as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. We have therefore classified these securities as noncurrent liabilities on the presented balance sheet as of March 31, 2009 and December 31, 2008.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1987)

3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)

3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

3.6	Articles of Amendment and Restatement of the Company, dated January 14, 1992. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed on January 29, 1992)

3.7	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Form 10-K report for the year ended December 31, 1995)

3.8	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)

4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.2	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

10.1	Telos Corporation 2008 Omnibus Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K report for the year ended December 31, 2007)

10.2	Amended and Restated Loan and Security Agreement between Telos Corporation, a Maryland corporation, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K report for the year ended December 31, 2007)

10.3	Waiver and First Amendment to the Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated August 26, 2008. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.4	Waiver under Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated August 25, 2008. (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.5	Waiver under Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated December 12, 2008. (Incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2009	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer