Form 10-Q
period 2009-06-30
TELOS CORP
filed 2009-08-14
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-08443

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

As of August 8, 2009, the registrant had outstanding 33,552,968 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008[1]	2009	2008[1]
Revenue
Products	$39,613	$18,632	$63,329	$36,567
Services	29,008	27,855	55,973	57,525

	68,621	46,487	119,302	94,092
Costs and expenses
Cost of sales - Products	32,036	16,457	52,572	32,241
Cost of sales - Services	24,460	21,020	46,551	42,099
Selling, general and administrative expenses	8,195	6,063	16,464	12,636

Operating income	3,930	2,947	3,715	7,116
Other income (expense)
Other income	16	100	48	128
Interest expense	(1,843)	(1,916)	(3,627)	(3,829)

Income before income taxes	2,103	1,131	136	3,415
(Provision) benefit for income taxes (Note 8)	(1,041)	(83)	352	(155)

Net income	1,062	1,048	488	3,260

Less: Net income attributable to noncontrolling interest (Note 2)	(468)	(71)	(506)	(218)

Net income (loss) attributable to Telos Corporation	$594	$977	$(18)	$3,042

[1]

The condensed consolidated statements of operations for the three and six months ended June 30, 2008 have been revised for the retrospective application of Statement of Financial Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2009 (Unaudited)	December 31, 2008[1]
ASSETS

Current assets (Note 6)
Cash and cash equivalents	$281	$22
Restricted investments	100	103
Accounts receivable, net of reserve of $263 and $225, respectively	47,735	39,916
Inventories, net of obsolescence reserve of $1,242 and $1,709, respectively	11,112	7,132
Deferred income taxes	2,831	2,864
Other current assets	6,454	2,604

Total current assets (Note 6)	68,513	52,641

Property and equipment, net of accumulated depreciation of $17,920 and $17,279, respectively	6,970	6,859
Deferred income taxes, long-term	3,554	3,169
Other assets	112	32

Total assets (Note 6)	$79,149	$62,701

[1]	The condensed consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of SFAS No. 160. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2009 (Unaudited)	December 31, 2008[1]
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued payables (Note 6)	$34,742	$26,905
Accrued compensation and benefits	5,520	7,008
Deferred revenue	5,950	3,715
Capital lease obligations – short-term	768	645
Other current liabilities	4,397	3,482

Total current liabilities	51,377	41,755

Senior credit facility (Note 6)	17,160	12,162
Senior subordinated notes (Note 6)	4,179	4,179
Capital lease obligations	7,328	7,559
Senior redeemable preferred stock (Note 7)	10,080	9,871
Public preferred stock (Note 7)	99,071	97,160

Total liabilities	189,195	172,686

Commitments and contingencies (Note 9)

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive income	45	—
Accumulated deficit	(110,747)	(110,729)

Total Telos stockholders’ deficit	(110,521)	(110,548)

Noncontrolling interest in subsidiary (Note 2)	475	563

Total stockholders’ deficit	(110,046)	(109,985)

Total liabilities, redeemable preferred stock, and stockholders’ deficit	$79,149	$62,701

[1]	The condensed consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of SFAS No. 160. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2009	2008[1]
Operating activities:
Net (loss) income	$(18)	$3,042
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Dividends and accretion of preferred stock as interest expense	2,120	2,396
Noncontrolling interest in subsidiary	506	218
Depreciation and amortization	718	721
Amortization of debt issuance costs	103	11
Deferred income tax benefit	(352)	—
Other noncash items	84	(110)
Changes in other operating assets and liabilities	(7,875)	(3,720)

Cash (used in) provided by operating activities	(4,714)	2,558

Investing activities:
Purchases of property and equipment	(622)	(346)
Purchase of restricted investments	(100)	—
Maturity of restricted investments	103	1,709

Cash (used in) provided by investing activities	(619)	1,363

Financing activities:
Proceeds from senior credit facility	124,524	101,660
Repayments of senior credit facility	(119,526)	(104,925)
Increase in book overdrafts	1,656	1,095
Payments under capital lease obligations	(315)	(258)
Payment of senior subordinated notes	—	(500)
Payment of debt issuance costs	(150)	(150)
Distributions to noncontrolling interest	(594)	(900)

Cash provided by (used in) financing activities	5,595	(3,978)

Effect of exchange rate changes on cash and cash equivalents	(3)	—

Increase (decrease) in cash and cash equivalents	259	(57)
Cash and cash equivalents at beginning of period	22	83

Cash and cash equivalents at end of period	$281	$26

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,486	$1,413

Income taxes	$115	$332

Noncash:
Interest on redeemable preferred stock	$2,120	$2,396

Financing of capital leases	$207	—

[1]

The condensed consolidated statement of cash flows for the six months ended June 30, 2008 has been revised for the retrospective application of SFAS No. 160. See Note 1 – General and Basis of Presentation.

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2008 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

On January 1, 2009, we adopted SFAS No. 160, which changed the presentation requirements for noncontrolling (minority) interests. See Note 2 – Sale of Assets.

In preparing the condensed consolidated financial statements, we have evaluated subsequent events, as defined by SFAS No. 165, “Subsequent Events,” through August 14, 2009 which is the date that the condensed consolidated financial statements were issued.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard Board (“FASB”) issued three related FASB Staff Positions (“FSP”): (i) FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and (iii) FSP SFAS 107-1 and Accounting Principle Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is effective for interim and annual periods ending after June 15, 2009. FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and FSP SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. Our adoption of these staff positions did not have a material impact on our financial position, results of operations, or cash flow.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through August 14, 2009, the date the consolidated financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162”. SFAS No. 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not anticipated to impact our consolidated financial position and results of operations.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” except as the pronouncement states, on contracts where higher-level GAAP (such as Statement of Position (“SOP”) 97-2 as described below) prevails.

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

Secure Networks (formerly Secure Wireless) – We provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of SAB 104, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and EITF 00-21. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of SAB 104. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance Services – We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of SAB 104. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Inventories

Inventories are stated at the lower of cost or market, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory consisted of finished goods of $11.3 million and $8.7 million as of June 30, 2009 and December 31, 2008, respectively; and work-in-process of $1.1 million and $0.1 million as of June 30, 2009 and December 31, 2008, respectively.

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

We account for our interim income taxes in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 18, “Accounting for Income Taxes in Interim Periods – An Interpretation of APB Opinion No. 28,” which requires that an estimated annual effective tax rate be used to determine interim period income tax provisions.

On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Our analysis of uncertain tax positions as required under FIN 48 determined that we had no significant unrecorded liabilities.

As of January 1, 2007, December 31, 2008 and June 30, 2009, we had no unrecognized tax benefits, nor did we have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For the three and six months ended June 30, 2009 and 2008, there was no interest or penalties recorded or included in tax expense.

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

Other Comprehensive Income

Our functional currency is the U.S. dollar. However, for one of our wholly owned subsidiaries the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Translation gain and losses are included in stockholders’ deficit as a component of accumulated other comprehensive income. Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Cumulative foreign currency translation adjustment	$45	$—

Accumulated elements of other comprehensive income	$45	$—

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

The Amended and Restated Operating Agreement of TIMS LLC (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of TIMS LLC. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of TIMS LLC, as mentioned above, and as such is allocated 60% of the profits, which was $703,000 and $760,000 for the three and six months ended June 30, 2009, respectively, and $107,000 and $327,000 for the three and six months ended June 30, 2008, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is allocated 40% of the profits, which was $468,000 and $506,000 for the three and six months ended June 30, 2009, respectively, and $71,000 and $218,000 for the three and six months ended June 30, 2008, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the noncontrolling interest under SFAS No. 160.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of the TIMS LLC membership interests. Further, subsequent to the initial eighteen month period, distributions shall be made to the members only when and to the extent determined by the TIMS LLC’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total of $147,000 and $594,000 for the three and six months ended June 30, 2009, respectively, and $450,000 and $900,000, for the three and six months ended June 30, 2008, respectively, of such distributions.

The following table details the changes in noncontrolling interest as of June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Noncontrolling interest, beginning of period	$154	$(86)	$563	$217
Net income	468	71	506	218
Distributions	(147)	(450)	(594)	(900)

Noncontrolling interest, end of period	$475	$(465)	$475	$(465)

Note 3. Investment in Teloworks

Effective January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all fundings to Teloworks as expense in our consolidated statement of operations since 2004, as the Teloworks balance sheet and operating results not already recorded were immaterial to our consolidated financial statements. Effective January 1, 2009, we account for the investment in Teloworks using the consolidation method. The effect of not previously consolidating Teloworks amounted to $160,000. This is immaterial to all prior periods as well as to the current period and has been reflected as a decrease in the net loss attributable to the Company for the six months ended June 30, 2009.

In 2008, Teloworks formed a wholly owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which is currently in the pre-operational stage. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of June 30, 2009, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 9.8%. Since our initial investment in Enterworks, we accounted for such investment as prescribed by APB 18, “The Equity Method of Accounting for Investments in Common Stock,” due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment in Enterworks to zero.

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

In 2007, Enterworks was unable to fund its entire share of its scheduled Teloworks funding obligations to Teloworks. We funded $250,000 on Enterworks’ behalf for which we received a note from Enterworks, and warrants to purchase 1,785,714 underlying common stock shares. We recorded this note as a note receivable, however, due to uncertainty regarding the timing and amount of repayment of the note, we recorded a full reserve against the note. In May 2008, the principal amount of the note was amended to approximately $272,000 to reflect interest accrued up to May 28, 2008 and the reserve increased accordingly. Enterworks has paid all interest due subsequent to this amendment.

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

The following table displays the assets measured at fair value on a recurring basis in our consolidated balance sheets as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value:

	Fair Value Measurements at Reporting Date Using
		(in thousands)
	Level 1	Level 2	Level 3	Total
June 30, 2009
U.S. government securities	$100	$—	$—	$100

December 31, 2008
U.S. government securities	$103	$—	$—	$103

As of June 30, 2009 and December 31, 2008, we did not have any financial instruments with significant Level 3 inputs and we did not have any transfers in and out or purchases and sales of Level 3 financial instruments.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” and APB 28 “Interim Financial Reporting” to require disclosures about fair value of financial instruments for interim periods of publically traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective for the Company for periods ending after June 15, 2009.

As of June 30, 2009, the carrying value of the Company’s senior subordinated debt and senior redeemable preferred stock was $4.2 million and $10.1 million, respectively. There have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair market value of these financial instruments remains consistent with those disclosed as of December 31, 2008, adjusted for the accrual of dividends on the senior redeemable preferred stock. As of June 30, 2009, the carrying value of the Company’s public preferred stock was $99.1 million, and the estimated fair market value was $60.5 million based on quoted market prices.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of SFAS No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of June 30, 2009 and December 31, 2008, the accounts payable and other accrued payables consisted of $27.7 million and $18.9 million, respectively, in trade account payables and $7.0 million and $8.0 million, respectively, in accrued trade payables.

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

As of June 30, 2009, the interest rate on the Facility was 7%. Pursuant to the terms of the Facility, the interest rate was the Wells Fargo Foothill “prime rate” plus 1% (as of June 30, 2009 the Wells Fargo Foothill “prime rate” was 6%) or 5.75%, whichever was higher. We incurred interest expense in the amount of $302,000, and $546,000 for the three and six months ended June 30, 2009 respectively, and $195,000, and $428,000 for the three and six months ended June 30, 2008, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of June 30, 2009, we were in compliance with the Facility’s financial covenants, including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of June 30, 2009.

At June 30, 2009 and December 31, 2008, we had outstanding borrowings of $17.2 million and $12.2 million, respectively, and unused borrowing availability of $6.6 million and $3.8 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.3% and 8.8% for the six months ended June 30, 2009 and 2008, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At June 30, 2009 and December 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $21.0 million and $19.4 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at June 30, 2009, and December 31, 2008. We incurred interest expense in the amount of $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, on the Notes.

We repaid $0.5 million in June 2008, and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due

Senior Subordinated Notes	2011	$4,179	[1]
Senior Credit Facility	2011	$17,160	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to December 31, 2011.

[2]	Balance due represents balance as of June 30, 2009, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Warranty Liability

As discussed more fully in Note 1, under “Segment Reporting”, in late 2007 the Managed Solutions segment, through which warranty service is provided, was realigned under the Secure Networks business line as part of an ongoing cost reduction and reorganization strategy to address our prior poor operating results through increased focus of our efforts on growth of higher-margin business. The series of decisions related to this change resulted in a shift in our focus to an increased proportion of contracts with the Original Equipment Manufacturer (“OEM”) warranty requirements, which primarily involve referrals to the OEM for service calls. While certain contracts and programs continue to require that we provide an enhanced level of warranty coverage, this shift to OEM-coverage contracts, and additionally, current reduced Company call center demand trends by certain large customers, resulted in a reduction of the estimates related to our warranty liabilities. Accordingly, we adjusted our accrued warranty liability down by approximately $1.1 million in the first quarter of 2008. The balance as of June 30, 2009 and December 31, 2008 was $1.9 million and $1.7 million, respectively.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Wells Fargo Foothill agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2009, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At June 30, 2009 and December 31, 2008, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.1 million and $6.9 million, respectively.

We accrued senior redeemable preferred stock dividends of $105,000 and $209,000 for the three and six months ended June 30, 2009, respectively, and $105,000 and $210,000 for the three and six months ended June 30, 2008, respectively, which were reported as interest expense. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three and six months ended June 30, 2009 was zero, and $136,000 and $273,000 for the three and six months ended June 30, 2008, respectively, as the Public Preferred Stock has been fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2009 and December 31, 2008 was 3,185,586, respectively. The stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of our Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that the likelihood is that we will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the consolidated balance sheets as of June 30, 2009 and December 31, 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2009. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $67.2 million and $65.3 million as of June 30, 2009 and December 31, 2008, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, accretion and dividends totaling $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2008, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $99.1 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2009 and December 31, 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three and six months ended June 30, 2009, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded approximately $1.1 million income tax expense and $352,000 income tax benefit for the three and six months ended June 30, 2009, respectively. The income tax expense totaled approximately $83,000 and $155,000 for the three and six months ended June 30, 2008, respectively.

During the fourth quarter in 2008, in accordance with SFAS No. 109, “Accounting for Income Taxes,” valuation allowances against certain deferred tax assets in the amount of $6.0 million were released, due primarily to the evidence that it is more likely than not that such deferred tax assets will be realized.

We implemented the provisions of FIN 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of June 30, 2009. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2005 to 2008, has not been extended beyond applicable statute of limitations.

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

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $17.1 million as of June 30, 2009 and $10.9 million as of December 31, 2008. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of June 30, 2009 and December 31, 2008, Costa Brava owns 16.4%, respectively, of the outstanding Public Preferred Stock.

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

On May 29, 2007, Telos filed a Counterclaim (“Telos Counterclaim”) against the Plaintiffs alleging interference with the Company’s relationship with Wells Fargo Foothill, and a related motion for a preliminary injunction. On June 4, 2007, the Court entered a consent order in which the Plaintiffs agreed to cease and desist communications with Wells Fargo Foothill. On August 28, 2007, the Court issued a ruling granting Telos’ motion for a preliminary injunction.

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

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint which included all the previous counts from the Second Amended Complaint as well as additional counts. The additional counts were as follows: breach of contract against Telos (Count VIII); preliminary and permanent injunction to prevent the Company from entering into a transaction to dispose of assets that allegedly would unjustly enrich the officers and directors (Count IX); and a request for an accounting alleging that the Company failed to prepare financial statements as required under Maryland law (Count X). The Company filed a Motion to Dismiss or to Strike the Third Amended Complaint or for Summary Judgment on February 19, 2008.

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

On April 15, 2008, the Court issued an order dismissing with prejudice the remaining counts (Counts III, IV, VIII, IX, and X) of the Plaintiffs’ Third Amended Complaint against the Company.

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

On March 13, 2009, the Company filed an Information Report with the Court of Special Appeals in response to the Appellants’ filing. The Company’s Information Report noted, among other things, that the Appeal was filed a day late under the Maryland Rules of Civil Procedure. Subsequently, on March 16, 2009, the Company filed a Motion for Prehearing Conference for Limitation of Issues on Appeal. This motion was filed in an effort to facilitate a cooperative process to narrow, focus and clarify the issues on appeal. On March 26, 2009, the Appellants filed their opposition to the Motion for Prehearing Conference. On April 13, 2009, the Court of Special Appeals denied the Company’s Motion for Prehearing Conference.

On April 8, 2009, the Appellants filed a Petition for Writ of Certiorari to Court of Special Appeals with the Court of Appeals of Maryland. On June 12, 2009, the Court of Appeals of Maryland denied the Petition for Writ of Certiorari, stating that “there has been no showing that review by certiorari is desirable and in the public interest.” Therefore, the appeal remains pending before the Court of Special Appeals of Maryland.

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

On August 28, 2007, the Court converted the motion for temporary restraining order into a request for a preliminary injunction and entered a preliminary injunction stating that Telos shall promptly respond to reasonable requests by the Class D Directors for information pertinent and necessary to perform their duties as members of the Board and shall provide the Class D Directors with information given to other directors at the same time it is provided to the other directors. In addition, the Court noted that during the pendency of the shareholder litigation, it was not inclined to permit the Class D Directors, “through the guise of their newly acquired director status,” to avoid their currently binding commitments under the stipulation and protective order entered on July 7, 2006. Pursuant to the terms of that order the Company is entitled to designate documents produced in discovery or submitted to the Court as “confidential” or “highly confidential” and to withhold from the Class D Directors information protected by the work product doctrine or attorney-client privilege.

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

The oral argument on the Class D Directors’ appeal of the June 27, 2008 preliminary injunction took place before the Court of Special Appeals on November 3, 2008. The Court of Special Appeals took the matter under advisement.

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

On April 1, 2009, the Class D Directors filed a Petition for Constructive Civil Contempt with the Circuit Court for Baltimore City. The Petition alleges that the Company violated the Court’s August 28, 2007 and October 12, 2007 Orders, referenced above, for failing to provide requested documents or information that the Class D Directors allege is “pertinent and necessary to Plaintiffs’ duties as Telos’ directors.” A hearing was held before Judge Michel Pierson on July 8, 2009 and a ruling is pending.

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

Note 10. Related Party Transactions

Mr. John R.C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $65,000 and $130,000 for the three and six months ended June 30, 2008 for his consulting services. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $70,000 and $109,000 for the three and six months ended June 30, 2009, respectively, and $38,000 and $90,000 for the three and six months ended June 30, 2008, respectively.

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

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. Our IT solutions are offered within the following four business lines:

•

Secure Networks – Secure wired and wireless network solutions for the United States Department of Defense and other federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions.

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

Backlog

Our total backlog was $636.4 million and $610.0 million at June 30, 2009 and 2008, respectively. Backlog was $692.9 million at December 31, 2008.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2009 and 2008 was $130.8 million and $85.5 million, respectively. Funded backlog was $177.7 million at December 31, 2008.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2009 and 2008 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.4	80.7	83.1	79.0
Selling, general, and administrative expenses	11.9	13.0	13.8	13.4

Operating income	5.7	6.3	3.1	7.6

Other income	—	0.2	—	0.1
Interest expense	(2.6)	(4.1)	(3.0)	(4.1)

Income before income taxes	3.1	2.4	0.1	3.6
(Provision) benefit for income taxes	(1.5)	(0.2)	0.3	(0.2)

Net income	1.6	2.2	0.4	3.4
Less: Net income attributable to noncontrolling interest	(0.7)	(0.1)	(0.4)	(0.2)

Net income (loss) attributable to Telos Corporation	0.9%	2.1%	—	3.2%

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Revenue increased by 47.6% to $68.6 million for the second quarter of 2009, from $46.5 million for the same period in 2008. Such increase primarily consists of increases of $16.4 million in sales of Secure Networks solutions, $3.6 million of Identity Management solutions, $1.1 million of Secure Messaging solutions, and $1.0 million of Information Assurance solutions. Product revenue increased to $39.6 million for the second quarter of 2009 from $18.6 million for the same period in 2008, primarily attributable to increases in sales of $17.8 million of Secure Networks solutions and $3.9 million of Identity Management solutions, offset by decreases in sales of $0.7 million of Secure Messaging solutions. Services revenue increased to $29.0 million for the second quarter of 2009 from $27.9 million for the same period in 2008, primarily attributable to increases in sales of $1.8 million of Secure Messaging solutions and $1.0 million of Information Assurance solutions, offset by decreases in sales of $1.4 million of Secure Networks solutions and $0.3 million of Identity Management solutions. The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Cost of sales increased by 50.8% to $56.5 million for the second quarter of 2009 from $37.5 million for the same period in 2008, primarily due to increases in revenue of $22.1 million, coupled with an increased cost of sales as a percentage of revenue of 1.7%. Cost of sales for products increased by $15.6 million, however as a percentage of product revenue declined by 7.4%, due to increased sales of Telos manufactured products in Secure Networks solutions, offset by decreased sales of proprietary software in Secure Messaging and Information Assurance. Cost of sales for services increased by $3.4 million, and as a percentage of services revenue increased by 8.8%, due to a $1.1 million adjustment as a result of a change in estimate of warranty liability in the first quarter of 2008, and a change in the mix of the programs and nature of certain Telos-installed solutions in Secure Networks solutions, as well as a loss of $0.6 million on a long-term Secure Networks project. The loss is based on estimated costs to complete all deliverables on the order. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 34.6% to $12.1 million for the second quarter of 2009 from $9.0 million for the same period in 2008. Gross margin decreased to 17.6% in the second quarter of 2009, from 19.3% for the same period in 2008. Product gross margin increased to 19.1% from 11.7% due primarily to increased sales of Telos manufactured products as noted above. Services gross margin decreased to 15.7% from 24.5% due primarily to a change in program mix and warranty liability adjustment as noted above.

Selling, general, and administrative expense (“SG&A”) increased by 35.2% to $8.2 million for the second quarter of 2009, from $6.1 million for the same period in 2008, primarily attributable to increases of $1.0 million in litigation-related expenses net of insurance reimbursements, $0.4 million in labor costs, $0.4 million in outside services and $0.2 million in bonus accrual.

Operating income for the second quarter of 2009 was $3.9 million, compared to $2.9 million operating income for the same period in 2008, due primarily to the $3.1 million increase in gross profit resulting from a change in the mix of the solutions sold, resulting in an overall decline in margin due to the nature of the program mix, offset by an increase of $2.1 million in SG&A expense as noted above.

Interest expense decreased 3.8% to $1.8 million for the second quarter of 2009, from $1.9 million for the same period in 2008, primarily due to a decrease in the accrual of accretion of the public preferred stock.

Income tax expense was $1.0 million for the second quarter of 2009, which is based on the estimated annual effective tax rate applied to the pretax income for the quarter, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year. Income tax expense was $83,000 for the second quarter of 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities.

Net income decreased 39.2% to $0.6 million for the second quarter of 2009, from $1.0 million for the same period in 2008, primarily attributable to the increase in income tax expense for the quarter as discussed above.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Revenue increased by 26.8% to $119.3 million for the six months ended June 30, 2009 from $94.1 million in the same period in 2008. Such increase consists of increased sales of $19.6 million in sales of Secure Networks solutions and $4.4 million in Identity Management solutions. Product revenue increased to $63.3 million for the six months ended June 30, 2009 from $36.6 million for the same period in 2008, primarily attributable to increases in sales of $24.3 million of Secure Networks solutions, $3.9 million of Identity Management solutions, offset by decreases in sales of $1.0 million of Secure Messaging solutions and $0.5 million of Information Assurance solutions. Services revenue decreased to $56.0 million for the same period in 2009 from $57.5 million for the same period in 2008, primarily attributable to a decrease in sales of $4.7 million of Secure Network solutions, offset by increases in sales of $2.4 million of Secure Messaging solutions, $0.5 million of Identity Management solutions and $0.3 million of Information Assurance solutions.

Cost of sales increased by 33.3% to $99.1 million for the six months ended June 30, 2009 from $74.3 million for the same period in 2008, due primarily to the increase in resold product in the Secure Networks solutions as discussed above, the $0.6 million loss on a long-term Secure Networks project as discussed above, and the $1.1 million warranty adjustment in the first quarter of 2008.

Gross profit increased 2.2% to $20.2 million for the six months ended June 30, 2009 from $19.8 million compared to the same period in 2008. Gross margin decreased 4.1% to 16.9% for the six months ended June 30, 2009, from 21.0% in the same period in 2008. The decrease in gross margin is attributable to the decrease in sales of higher margin proprietary software.

Selling, general, and administrative expense increased 30.3% to $16.5 million for the six months ended June 30, 2009 from $12.6 million for the same period in 2008, primarily due increases of $1.5 million of litigation-related expenses net of insurance reimbursements, $0.9 million in labor costs, $0.7 million in outside services, and $0.3 million in audit fees.

Operating income decreased 47.8% to $3.7 million for the six months ended June 30, 2009, from $7.1 million for the same period in 2008, due primarily to the increase in SG&A as noted above.

Interest expense decreased 5.3% to $3.6 million for the six months ended June 30, 2009, from $3.8 million for the same period in 2008, primarily due to a decrease in the accrual of accretion of the public preferred stock.

Income tax benefit was $352,000 for the six months ended June 30, 2009, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the six month period, based on our expectation of pretax income for the fiscal year. Provision for income taxes was $155,000 for the six months ended June 30, 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities.

Net loss for the six months ended June 30, 2009 was $18,000, compared to net income of $3.0 million for the same period in 2008, primarily attributable to the increase in SG&A expenses as discussed above.

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

Cash used in operating activities was $4.7 million for the six months ended June 30, 2009, compared to cash provided by operating activities of $2.6 million for the same period in 2008. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of the Company’s payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. Additionally, for the six months ended June 30, 2009, net loss was $0.1 million which included $0.3 million of income tax benefit, compared to $3.0 million net income for the six months ended June 30, 2008.

Cash used in investing activities was approximately $0.6 million for the six months ended June 30, 2009, primarily attributable to the purchase of property and equipment, compared to cash provided in investing activities of $1.4 million for the same period in 2008, due to the maturity of $1.7 million of certain restricted investments, offset by the purchase of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2009 was $5.6 million, primarily attributable to net proceeds of $6.7 million from the Facility, offset by distribution of $0.6 million to the Class B Member of TIMS LLC. Cash used in financing activities for the six months ended June 30, 2008 was $4.0 million, primarily due to net repayments of $2.2 million of the Facility, repayment of $0.5 million of senior subordinated notes, and distribution of $0.9 million to the Class B Member of TIMS LLC.

We believe that available cash and borrowings under the amended Facility will be sufficient to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $17.1 million as of June 30, 2009 and $10.9 million as of December 31, 2008. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

Senior Revolving Credit Facility

Effective January 31, 2008, we amended our $15 million revolving credit facility (the “Facility”) with Wells Fargo Foothill to increase the limit on the Facility to $20 million through March 31, 2008, and to accommodate increased operational needs. In March 2008, we renewed the Facility and amended its terms. Under the amended terms, the maturity on the Facility was extended to September 30, 2011 and the limit on the Facility was increased to $25 million to accommodate current and projected financing needs. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, as defined in the Facility agreement. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo Foothill “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo Foothill prime rate, we have the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on the LIBOR Rate (the greater of the LIBOR rate three business days prior to the commencement of the requested interest period or 3%), plus 4%.

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

As of June 30, 2009, the interest rate on the Facility was 7%. Pursuant to the terms of the Facility, the interest rate was the Wells Fargo Foothill “prime rate” plus 1% (as of June 30, 2009 the Wells Fargo Foothill “prime rate” was 6%) or 5.75%, whichever was higher. We incurred interest expense in the amount of $302,000, and $546,000 for the three and six months ended June 30, 2009, respectively, and $195,000, and $428,000 for the three and six months ended June 30, 2008, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of June 30, 2009, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of June 30, 2009.

At June 30, 2009 and December 31, 2008, we had outstanding borrowings of $17.2 million and $12.2 million, respectively, and unused borrowing availability of $6.6 million and $3.8 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.3% and 8.8% for the six months ended June 30, 2009 and 2008, respectively. The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.7% and 12.3% for the six months ended June 30, 2009 and 2008, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but are subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At June 30, 2009 and December 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $21.0 million and $19.4 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at June 30, 2009, and December 31, 2008. We incurred interest expense in the amount of $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, on the Notes.

We repaid $0.5 million in June 2008, and $0.5 million in July of 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. We accrue dividends and provide for accretion related to the redeemable preferred stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $109.2 million and $107.0 million at June 30, 2009 and December 31, 2008, respectively. We recorded dividends of $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2008, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Facility agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2009, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Charter, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of June 30, 2009 and December 31, 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2009. This classification is consistent with ARB No. 43 and SFAS No. 78, “Classification of Obligations that are Callable by the Creditor.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $67.2 million and $65.3 million as of June 30, 2009 and December 31, 2008, respectively.

In accordance with SFAS No. 150, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, accretion and dividends totaling $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2008, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of SFAS No. 150 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $99.1 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2009 and December 31, 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Borrowing Capacity

At June 30, 2009, we had outstanding debt and long-term obligations of $137.8 million, consisting of $17.2 million under the Facility, $4.2 million in subordinated debt, $7.3 million in capital lease obligations and $109.1 million in redeemable preferred stock classified as liability in accordance with SFAS No. 150.

In accordance with the terms of one of our government contracts for services, we were required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and we were required to collateralize the entire amount of the bond. We provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of June 30, 2009, the remaining collateral balance is approximately $100,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract.

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

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 1% over the Wells Fargo “prime rate” (as of June 30, 2009 the Wells Fargo “prime rate” was 6%), or 5.75%, whichever is higher. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.3% and 8.8% for the six months ended June 30, 2009 and 2008, respectively. The Facility had an outstanding balance of $17.2 million at June 30, 2009.

Our restricted investments are reported at fair value, in accordance with SFAS No. 115. The restricted investments consist of one treasury bill with fixed interest rate of .020% due in September 2009. The balance at June 30, 2009 was pledged as collateral on a performance bond and payment bond for one of our government contracts for services.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and to the audit committee and board of directors. As of June 30, 2009, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the second quarter of 2009 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2009, total undeclared unpaid dividends accrued for financial reporting purposes are $7.1 million for the Series A-1 and A-2 Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, provided that we have legally available funds under Maryland law (as discussed above) and are able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $67.2 million in cash dividends as of June 30, 2009 and $65.3 million as of December 31, 2008.

Since 1991, we have not declared or paid any dividends on its Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), we did not make the first four scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that we will not be able to make the remaining scheduled redemption payment as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. We have therefore classified these securities as noncurrent liabilities on the presented balance sheet as of June 30, 2009 and December 31, 2008.

Item 5.	Other Information

Annual Meeting of Shareholders

The Company’s annual meeting of shareholders is scheduled for November 16, 2009, 12:00 p.m., at the corporate headquarters in Ashburn, Virginia. The record date for determining stockholders entitled to notice of and to vote at the annual meeting of shareholders is September 28, 2009. In order to be considered for the 2009 annual meeting of shareholders and included in the Company’s proxy materials, shareholders must submit proposals and nominations between August 18, 2009 and September 17, 2009 and comply with the requirements set forth in the Company’s bylaws.

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

Date: August 14, 2009	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer