Form 10-Q
period 2009-09-30
TELOS CORP
filed 2009-11-16
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

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

As of November 8, 2009, the registrant had outstanding 33,552,968 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008[1]	2009	2008[1]
Revenue
Products	$40,502	$30,221	$103,831	$66,788
Services	31,080	26,417	87,053	83,941

	71,582	56,638	190,884	150,729
Costs and expenses
Cost of sales - Products	33,224	24,037	85,796	56,278
Cost of sales - Services	24,620	19,842	71,172	61,940

	57,844	43,879	156,968	118,218

Selling, general and administrative expenses	8,888	8,736	25,352	21,372

Operating income	4,850	4,023	8,564	11,139
Other income (expense)
Other income	18	28	67	156
Interest expense	(1,830)	(1,902)	(5,457)	(5,731)

Income before income taxes	3,038	2,149	3,174	5,564
Provision for income taxes (Note 8)	(1,952)	(83)	(1,600)	(238)

Net income	1,086	2,066	1,574	5,326

Less: Net income attributable to non-controlling interest (Note 2)	(206)	(1,270)	(711)	(1,488)

Net income attributable to Telos Corporation	$880	$796	$863	$3,838

[1]

The condensed consolidated statements of operations for the three and nine months ended September 30, 2008 have been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2009 (Unaudited)	December 31, 2008[1]
ASSETS

Current assets (Note 6)
Cash and cash equivalents	$359	$22
Restricted investments	100	103
Accounts receivable, net of reserve of $282 and $225, respectively	40,188	39,916
Inventories, net of obsolescence reserve of $1,254 and $1,709, respectively	13,073	7,132
Deferred income taxes	2,086	2,864
Other current assets	4,842	2,604

Total current assets (Note 6)	60,648	52,641

Property and equipment, net of accumulated depreciation of $18,220 and $17,279, respectively	6,818	6,859
Deferred income taxes, long-term, net of valuation allowance of $1,965	2,462	3,169
Other assets	124	32

Total assets (Note 6)	$70,052	$62,701

[1]

The condensed consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2009 (Unaudited)	December 31, 2008[1]
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and other accrued payables (Note 6)	$28,449	$26,905
Accrued compensation and benefits	6,809	7,008
Deferred revenue	5,580	3,715
Capital lease obligations – short-term	800	645
Other current liabilities	4,310	3,482

Total current liabilities	45,948	41,755

Senior credit facility (Note 6)	12,031	12,162
Senior subordinated notes (Note 6)	4,179	4,179
Capital lease obligations	7,116	7,559
Senior redeemable preferred stock (Note 7)	10,187	9,871
Public preferred stock (Note 7)	100,027	97,160

Total liabilities	179,488	172,686

Commitments and contingencies (Note 9)

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive income	37	—
Accumulated deficit	(109,866)	(110,729)

Total Telos stockholders’ deficit	(109,648)	(110,548)

Non-controlling interest in subsidiary (Note 2)	212	563

Total stockholders’ deficit	(109,436)	(109,985)

Total liabilities, redeemable preferred stock, and stockholders’ deficit	$70,052	$62,701

[1]

The condensed consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – General and Basis of Presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2009	2008[1]
Operating activities:
Net income	$863	$3,838
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Dividends and accretion of preferred stock as interest expense	3,183	3,595
Non-controlling interest in subsidiary	711	1,488
Depreciation and amortization	1,094	1,076
Amortization of debt issuance costs	153	21
Deferred income tax provision	1,485	—
Other noncash items	123	(54)
Changes in other operating assets and liabilities	(5,504)	(14,270)

Cash provided by (used in) operating activities	2,108	(4,306)

Investing activities:
Purchases of property and equipment	(837)	(468)
Purchase of restricted investments	(100)	—
Maturity of restricted investments	103	3,376

Cash (used in) provided by investing activities	(834)	2,908

Financing activities:
Proceeds from senior credit facility	199,747	156,533
Repayments of senior credit facility	(199,878)	(155,065)
Increase in book overdrafts	906	2,766
Payments under capital lease obligations	(504)	(397)
Payment of senior subordinated notes	—	(1,000)
Payment of debt issuance costs	(150)	(150)
Distributions to non-controlling interest	(1,062)	(1,350)

Cash (used in) provided by financing activities	(941)	1,337

Effect of exchange rate changes on cash and cash equivalents	4	—

Increase (decrease) in cash and cash equivalents	337	(61)
Cash and cash equivalents at beginning of period	22	83

Cash and cash equivalents at end of period	$359	$22

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,275	$2,205

Income taxes	$147	$379

Noncash:
Interest on redeemable preferred stock	$3,183	$3,595

Financing of capital leases	$216	—

[1]

The condensed consolidated statement of cash flows for the nine months ended September 30, 2008 has been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – General and Basis of Presentation.

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2008 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

These condensed consolidated financial statements, which include the accounts of Telos and its subsidiaries, have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the SEC. The Accounting Standards Codification (“ASC”) has become the source of authoritative GAAP. The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standard Board (“FASB”) that establishes accounting and reporting standards for non-controlling interests in a subsidiary in consolidated financial statements. In accordance with the requirements of this standard, we have provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations for all periods presented. See Note 2 – Sale of Assets.

In preparing these condensed consolidated financial statements, we have evaluated subsequent events through November 16, 2009 which is the date that the condensed consolidated financial statements were issued.

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

Accordingly, as of January 1, 2008, we have reflected the change in segment reporting and no longer report multiple segments.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-14”). The objective of this Update is to address the accounting for revenue arrangements that contain tangible products and software for which vendor-specific objective evidence of selling price does not exist. We are assessing the impact ASU No. 2009-14 will have on our consolidated financial position, results of operations or cash flows when it becomes effective for our fiscal year beginning January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-13”). The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. We are assessing the impact ASU No. 2009-13 will have on our consolidated financial position, results of operations or cash flows when it becomes effective for our fiscal year beginning January 1, 2011.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105 (“ASC 105”) with regard to GAAP. The Accounting Standards Codification (“ASC”) has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This only changes the referencing of financial accounting standards and does not change or alter existing GAAP. For financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On May 28, 2009, the FASB issued guidance now codified as FASB ASC Topic 855 related to subsequent events (“ASC 855”). ASC 855 introduces the concept of financial statements being available to be issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material impact on our consolidated financial statements. The Company has evaluated subsequent events through November 16, 2009, which is the date these financial statements were issued.

On April 9, 2009, the FASB issued three related Staff Positions (“FSP”): (i) FSP 157-4 now codified within FASB Topic 820 (“ASC 820”) which is related to fair value measurements and disclosures (ii) SFAS 115-2 and SFAS 124-2 now codified within FASB ASC Topic 320 (“ASC 320”) with regard to investments in debt or equity securities, and (iii) SFAS 107-1 and APB 28-1 now codified within FASB ASC Topic 825 (“ASC 825”) related to financial instruments, which are effective for interim and annual periods ending after June 15, 2009. ASC 820 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 enhances the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. Our adoption of these staff positions did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Revenue Recognition

Revenues are recognized in accordance with ASC 605-10-S99. We consider amounts earned upon evidence that an arrangement has been obtained, products or services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by ASC 985-605 and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the fair value assigned under the residual method or the price set by management having the relevant authority. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

We may use subcontractors in the course of performing on services contracts. Some of such arrangements may fall within the scope of ASC 605-45. We presume that revenues on services contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis. The revenue recognized on services on a net basis for the current and prior years has been insignificant.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Secure Messaging – We provide Automated Message Handling Software (“AMHS”) and services to our customers. The software and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only time-and-materials (“T&M”) contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and firm-fixed price (“FFP”) services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networks (formerly Secure Wireless) – We provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance Services – We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Identity Management – We provide our identity management services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Restricted Investments

Our investments consist primarily of fixed income securities, classified as available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is immaterial and therefore not presented as a separate component of stockholders’ deficit. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory consisted of finished goods of $13.2 million and $8.7 million as of September 30, 2009 and December 31, 2008, respectively; and work-in-process of $1.2 million and $0.1 million as of September 30, 2009 and December 31, 2008, respectively.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income Taxes

We account for income taxes in accordance with ASC 740. Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized. Additionally, our interim period income tax provisions are determined based on an estimated annual effective tax rate.

On January 1, 2007, we adopted the provision of ASC 740 related to accounting for uncertainty in income taxes. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months.

As of January 1, 2007, December 31, 2008 and September 30, 2009, we had no unrecognized tax benefits, nor did we have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the three and nine months ended September 30, 2009 and 2008, there was no interest or penalties recorded or included in tax expense.

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008, we granted 480,000 shares of restricted stock to certain of our directors. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

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

	September 30, 2009	December 31, 2008

Cumulative foreign currency translation adjustment	$37	$—

Accumulated elements of other comprehensive income	$37	$—

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the current period presentation.

Note 2. Sale of Assets

On April 11, 2007, Telos Identity Management Solutions, LLC (“TIMS LLC”) was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to TIMS LLC at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of TIMS LLC and certain private equity investors (“Investors”) owned 0.001% of the membership interests of TIMS LLC. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. We recognized a gain of $5.8 million, which was included in other income (expense) on the consolidated statements of operations for the year ended December 31, 2007. As a result, we own 60% of TIMS LLC, and therefore continue to account for the investment in TIMS LLC using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. The brother of John B. Wood, our Chairman and Chief Executive Officer, indirectly held a 2% effective ownership interest in TIMS LLC as a result of the transaction, which was subsequently sold in the fourth quarter of 2008.

The Amended and Restated Operating Agreement of TIMS LLC (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of TIMS LLC. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of TIMS LLC, as mentioned above, and as such is allocated 60% of the profits, which was $0.3 and $1.1 for the three and nine months ended September 30, 2009, respectively, and $1.9 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of TIMS LLC, and as such is allocated 40% of the profits, which was $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively, and $1.3 million and $1.5 million for the three and nine months ended September 30, 2008, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the non-controlling interest under a new accounting standard issued by the FASB.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of the TIMS LLC membership interests. Further, subsequent to the initial eighteen month period, distributions shall be made to the members only when and to the extent determined by the TIMS LLC’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total of $469,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively, and $450,000 and $1.4 million, for the three and nine months ended September 30, 2008, respectively, of such distributions.

The following table details the changes in non-controlling interest as of September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Non-controlling interest, beginning of period	$475	$(465)	$563	$217
Net income	206	1,270	711	1,488
Distributions	(469)	(450)	(1,062)	(1,350)

Non-controlling interest, end of period	$212	$355	$212	$(355)

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Investment in Teloworks

Effective January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all fundings to Teloworks as expense in our consolidated statement of operations since 2004, as the Teloworks balance sheet and operating results not already recorded were immaterial to our consolidated financial statements. Effective January 1, 2009, we account for the investment in Teloworks using the consolidation method. The effect of not previously consolidating Teloworks amounted to $160,000. This is immaterial to all prior periods as well as to the current period and has been reflected as a increase in the net income attributable to the Company for the nine months ended September 30, 2009.

In 2008, Teloworks formed a wholly owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but has generated no revenue. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of September 30, 2009, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 9.8%. Since our initial investment in Enterworks, we accounted for such investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment in Enterworks to zero.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and expands disclosures about fair value measurements. The framework requires the valuation of investments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following categories:

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

The following table displays the assets measured at fair value on a recurring basis in our consolidated balance sheets as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value:

	Fair Value Measurements at Reporting Date Using
		(in thousands)
	Level 1	Level 2	Level 3	Total
September 30, 2009
U.S. government securities	$100	$—	$—	$100

December 31, 2008
U.S. government securities	$103	$—	$—	$103

As of September 30, 2009 and December 31, 2008, we did not have any financial instruments with significant Level 3 inputs and we did not have any transfers in and out or purchases and sales of Level 3 financial instruments.

As of September 30, 2009, the carrying value of the Company’s senior subordinated debt and senior redeemable preferred stock was $4.2 million and $10.2 million, respectively. There have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair market value of these financial instruments remains consistent with those disclosed as of December 31, 2008, adjusted for the accrual of dividends on the senior redeemable preferred stock. As of September 30, 2009, the carrying value of the Company’s public preferred stock was $100.0 million, and the estimated fair market value was $59.7 million based on quoted market prices.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of September 30, 2009 and December 31, 2008, the accounts payable and other accrued payables consisted of $18.1 million and $18.9 million, respectively, in trade accounts payable and $10.3 million and $8.0 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

The Company has a $25 million revolving credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”) which will mature September 30, 2011 (the “Facility”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, which in general is 85% of our trade accounts receivable, as adjusted by certain reserves (as further described in the agreement governing the Facility). Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo prime rate, we have the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on LIBOR (the greater of LIBOR three business days prior to the commencement of the requested interest period or 3%), plus 4%.

As of September 30, 2009, the interest rate on the Facility was 7%. We incurred interest expense in the amount of $0.3 million and $0.8 million for the three and nine months ended September 30, 2009 respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of September 30, 2009, we were in compliance with the Facility’s financial covenants, including Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of September 30, 2009.

At September 30, 2009 and December 31, 2008, we had outstanding borrowings of $12.0 million and $12.2 million, respectively, and unused borrowing availability of $5.7 million and $3.8 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.9% for the nine months ended September 30, 2009 and 2008, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At September 30, 2009 and December 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $21.8 million and $19.4 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at September 30, 2009, and December 31, 2008. We incurred interest expense in the amount of $0.2 million and $0.5 million each for the three and nine months ended September 30, 2009 and 2008, respectively, on the Notes.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We repaid $0.5 million in June 2008, and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due

Senior Subordinated Notes	2011	$4,179	[1]
Senior Credit Facility	2011	$12,031	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to December 31, 2011.

[2]

Balance due represents balance as of September 30, 2009, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Warranty Liability

As discussed more fully in Note 1, under “Segment Reporting”, in late 2007 the Managed Solutions segment, through which warranty service is provided, was realigned under the Secure Networks business line as part of an ongoing cost reduction and reorganization strategy to address our prior poor operating results through increased focus of our efforts on growth of higher-margin business. The series of decisions related to this change resulted in a shift in our focus to an increased proportion of contracts with the Original Equipment Manufacturer (“OEM”) warranty requirements, which primarily involve referrals to the OEM for service calls. While certain contracts and programs continue to require that we provide an enhanced level of warranty coverage, this shift to OEM-coverage contracts, and additionally, current reduced Company call center demand trends by certain large customers, resulted in a reduction of the estimates related to our warranty liabilities. Accordingly, we adjusted our accrued warranty liability down by approximately $1.1 million in the first quarter of 2008. The balance as of September 30, 2009 and December 31, 2008 was $1.7 million.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Wells Fargo Foothill agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2009, the remaining 18.9% is also classified as noncurrent.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At September 30, 2009 and December 31, 2008, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.2 million and $6.9 million, respectively.

We accrued senior redeemable preferred stock dividends of $107,000 each for the three months ended September 30, 2009 and 2008, and $317,000 each for the nine months ended September 30, 2009 and 2008, which were reported as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Such accretion for the three and nine months ended September 30, 2009 was zero, and $136,000 and $409,000 for the three and nine months ended September 30, 2008, respectively, as the Public Preferred Stock has been fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2009 and December 31, 2008 was 3,185,586. The stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of our Articles of Amendment and Restatement, and provisions of Maryland law, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that the likelihood is that we will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2009. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ASC 210-10 and the FASB ASC Master Glossary define current liabilities as follows: The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items which have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually twelve months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within one year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.

ASC 470-10 provides the following: The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable.

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

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $68.2 million and $65.3 million as of September 30, 2009 and December 31, 2008, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, accretion and dividends totaling $1.1 million and $3.2 million for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2008, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $100.0 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2009 and December 31, 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three and nine months ended September 30, 2009, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded approximately $2.0 million and $1.6 million income tax expense for the three and nine months ended September 30, 2009, respectively. The income tax expense totaled approximately $83,000 and $238,000 for the three and nine months ended September 30, 2008, respectively.

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize the deferred income tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversal of deferred tax liabilities) during the periods in which those temporary differences will become deductible. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, the deferred tax liabilities, the overall business environment, the historical earnings and losses and the Company’s outlook for future years.

During the fourth quarter in 2008, valuation allowances against certain deferred tax assets in the amount of $6.0 million were released, due primarily to the evidence that it is more likely than not that such deferred tax assets will be realized.

There has been no material change to the amount of unrecognized tax benefits reported as of September 30, 2009. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2005 to 2008, has not been extended beyond applicable statute of limitations.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Commitments and Contingencies

Financial Condition and Liquidity

The Facility, which is discussed in detail in Note 6 – Current Liabilities and Debt Obligations, provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our liquidity needs for the foreseeable future, including operating expenses, debt service requirements, and projected capital expenditures. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $14.7 million as of September 30, 2009 and $10.9 million as of December 31, 2008. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of September 30, 2009 and December 31, 2008, Costa Brava owns 16.4%, respectively, of the outstanding Public Preferred Stock.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On May 26, 2006, Plaintiffs filed a motion for a preliminary injunction to prevent the sale or disposal of Xacta Corporation, a subsidiary of the Company, or any of its assets until the lawsuit is resolved on the merits. Subsequently, an order was issued dismissing the motion without prejudice on October 26, 2006, and then reissued on January 26, 2007.

On August 30, 2006, Plaintiffs filed a motion for receivership following the resignations of six of the nine members of the Board of Directors on August 16, 2006. Within a week of the resignations, three new independent board members were added and two more were added in October 2006, bringing the total board membership to eight. Thus, the board and all board committees, including the Special Litigation Committee and the Transaction Committee, were fully reconstituted. The Plaintiffs’ motion for receivership was denied on November 29, 2006. In its Memorandum Opinion denying the motion for receivership, the Court concluded that the Plaintiffs’ holdings in the Public Preferred Stock represented a minority equity interest (not a fixed liability), and that their minority equity interest did not provide a guarantee to payment of dividends or redemption of their shares. The Court further stated that it could not find that the Plaintiffs’ expectations were objectively reasonable, and concluded that the Plaintiffs had not been denied any rights as defined by the proxy statement and prospectus forming the terms of the Public Preferred Stock.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On June 19, 2008, the Plaintiffs filed a Motion for Leave to Serve Discovery on Wells Fargo Foothill in connection with the Telos Counterclaim. The Company filed its opposition to the motion on July 8, 2008. On December 2, 2008, the Company filed a motion for voluntary dismissal of the counterclaim without prejudice, and the Plaintiffs filed their opposition to the motion on December 19, 2008. A hearing was held on January 23, 2009 before Judge W. Michel Pierson. On the same day, Judge Pierson issued an order granting the Company’s motion to dismiss the counterclaim without prejudice and denying the Plaintiffs’ motion for leave to serve discovery as moot.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On April 1, 2009, the Class D Directors filed a Petition for Constructive Civil Contempt with the Circuit Court for Baltimore City. The Petition alleges that the Company violated the Court’s August 28, 2007 and October 12, 2007 Orders, referenced above, for failing to provide requested documents or information that the Class D Directors allege is “pertinent and necessary to Plaintiffs’ duties as Telos’ directors.” A hearing was held before Judge Michel Pierson on July 8, 2009 and this matter remains pending.

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

Note 10. Related Party Transactions

Mr. John R.C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $65,000 and $195,000 for the three and nine months ended September 30, 2008 for his consulting services. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $55,000 and $164,000 for the three and nine months ended September 30, 2009, respectively, and $57,000 and $147,000 for the three and nine months ended September 30, 2008, respectively.

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

Accordingly, as of January 1, 2008, we have reflected the change in segment reporting, and we no longer report multiple segments.

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

Backlog

Our total backlog was $700.7 million and $742.2 million at September 30, 2009 and 2008, respectively. Backlog was $692.9 million at December 31, 2008.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2009 and 2008 was $191.1 million and $225.6 million, respectively. Funded backlog was $177.7 million at December 31, 2008.

Consolidated Results of Operations (Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company” or “We”). We have also consolidated the results of operations of TIMS LLC and Teloworks. All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

The principal element of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2009 and 2008 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8	77.5	82.2	78.4
Selling, general, and administrative expenses	12.4	15.4	13.3	14.2

Operating income	6.8	7.1	4.5	7.4

Other income	—	0.1	—	0.1
Interest expense	(2.6)	(3.4)	(2.9)	(3.8)

Income before income taxes	4.2	3.8	1.6	3.7
Provision for income taxes	(2.8)	(0.2)	(0.8)	(0.2)

Net income	1.4	3.6	0.8	3.5
Less: Net income attributable to non-controlling interest	(0.2)	(2.2)	(0.4)	(1.0)

Net income attributable to Telos Corporation	1.2%	1.4%	0.4%	2.5%

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Revenue increased by 26.4% to $71.6 million for the third quarter of 2009, from $56.6 million for the same period in 2008. Such increase primarily consists of increases of $22.5 million in sales of Secure Networks solutions, $1.0 million of Secure Messaging solutions, and $0.8 million of Information Assurance solutions, offset by a decrease of $9.3 million of Identity Management solutions. Product revenue increased to $40.5 million for the third quarter of 2009 from $30.2 million for the same period in 2008, primarily attributable to increases in sales of $20.1 million of Secure Networks solutions and $0.1 million of Information Assurance solutions, offset by decreases in sales of $8.9 million of Identity Management solutions and $1.0 million of Secure Messaging solutions. Services revenue increased to $31.1 million for the third quarter of 2009 from $26.4 million for the same period in 2008, primarily attributable to increases in sales of $2.0 million of Secure Messaging solutions and $2.4 million of Secure Networks solutions, and $0.7 million of Information Assurance solutions, offset by a decrease in sales of $0.4 million of Identity Management solutions. The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Cost of sales increased by 31.8% to $57.8 million for the third quarter of 2009 from $43.9 million for the same period in 2008, primarily due to increases in revenue of $15.0 million, coupled with an increased cost of sales as a percentage of revenue of 3.3%. Cost of sales for products increased by $9.2 million, and as a percentage of products revenue increased by 2.5%, offset by decreased sales of proprietary software in Secure Messaging and Information Assurance. Cost of sales for services increased by $4.8 million, and as a percentage of services revenue increased by 4.1%, due to a $1.1 million adjustment as a result of a change in estimate of warranty liability in the first quarter of 2008, and a change in the mix of the programs and nature of certain Telos-installed solutions in Secure Networks solutions, as well as a loss of $0.6 million on a long-term Secure Networks project. The loss is based on estimated costs to complete all deliverables on the order. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 7.7% to $13.7 million for the third quarter of 2009 from $12.8 million for the same period in 2008. Gross margin decreased to 19.2% in the third quarter of 2009, from 22.5% for the same period in 2008. Product gross margin decreased to 18.0% from 20.5%, due to the change in program mix as discussed above, including reduced sales of proprietary software. Services gross margin decreased to 20.8% from 24.9% due primarily to a change in program mix, a loss on a long-term project and warranty liability adjustment as noted above.

Selling, general, and administrative expense (“SG&A”) increased by $0.2 million to $8.9 million for the third quarter of 2009, from $8.7 million for the same period in 2008, which is a decrease of 3.0% as a percentage of revenue. The increase is primarily attributable to increases of $0.3 million in labor costs and $0.3 million in bonus accrual, offset by decreases of $0.6 million in litigation-related expenses net of insurance reimbursements.

Operating income for the third quarter of 2009 increased by 20.6% to $4.9 million, from $4.0 million for the same period in 2008, due primarily to the $1.0 million increase in gross profit resulting from a change in the mix of the solutions sold, resulting in an overall decline in margin due to the nature of the program mix.

Interest expense decreased 3.8% to $1.8 million for the third quarter of 2009, from $1.9 million for the same period in 2008, primarily due to a decrease in the accrual of accretion of the public preferred stock.

Provision for income taxes was $2.0 million for the third quarter of 2009, which is based on the estimated annual effective tax rate applied to the pretax income for the quarter, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year. Provision for income taxes was $83,000 for the same period in 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities.

Net income increased 10.5% to $0.9 million for the third quarter of 2009, from $0.8 million for the same period in 2008, primarily attributable to the increase in gross profit, the decrease in distributions to non-controlling interest for the quarter, offset by the increase in income tax expense as discussed above.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Revenue increased by 26.6% to $190.9 million for the nine months ended September 30, 2009 from $150.7 million in the same period in 2008. Such increase consists of increased sales of $42.1 million in sales of Secure Networks solutions, $2.4 million of Secure Messaging solutions and $0.6 million of Information Assurance solutions, offset by a decrease in sales of $4.9 million of Identity Management solutions. Product revenue increased to $103.8 million for the nine months ended September 30, 2009 from $66.8 million for the same period in 2008, primarily attributable to increases in sales of $44.3 million of Secure Networks solutions, offset by decreases in sales of $5.0 million of Identity Management solutions, $2.0 million of Secure Messaging solutions and $0.3 million of Information Assurance solutions. Services revenue increased to

$87.0 million for the nine months ended September 30, 2009 from $83.9 million for the same period in 2008, primarily attributable to increases in sales of $4.4 million of Secure Messaging solutions and $0.9 million of Information Assurance solutions, offset by decreases in sales of $2.2 million of Secure Network solutions.

Cost of sales increased by 32.8% to $157.0 million for the nine months ended September 30, 2009 from $118.2 million for the same period in 2008, due primarily to the increase in resold product in the Secure Networks solutions as discussed above, the $0.6 million loss on a long-term Secure Networks project as discussed above, and the $1.1 million warranty adjustment in the first quarter of 2008.

Gross profit increased 4.3% to $33.9 million for the nine months ended September 30, 2009 from $32.5 million compared to the same period in 2008. Gross margin decreased 3.8% to 17.8% for the nine months ended September 30, 2009, from 21.6% in the same period in 2008. The decrease in gross margin is attributable to the decrease in sales of higher margin proprietary software.

Selling, general, and administrative expense increased by $4.0 million to $25.4 million for the nine months ended September 30, 2009 from $21.4 million for the same period in 2008, which is a decrease of 0.9% as a percentage of revenue. This increase is primarily due increases of $0.9 million of litigation-related expenses net of insurance reimbursements, $1.7 million in labor costs, $1.0 million in contracted and in-house research and development expenses, and $0.2 million in bonus accrual.

Operating income decreased 23.1% to $8.6 million for the nine months ended September 30, 2009, from $11.1 million for the same period in 2008, due primarily to the increase in SG&A as noted above.

Interest expense decreased 4.8% to $5.5 million for the nine months ended September 30, 2009, from $5.7 million for the same period in 2008, primarily due to a decrease in the accrual of accretion of the public preferred stock.

Provision for income taxes was $1.6 million for the nine months ended September 30, 2009, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the nine month period, based on our expectation of pretax income for the fiscal year. Provision for income taxes was $238,000 for the nine months ended September 30, 2008, which represents primarily the federal alternative minimum tax and certain state income tax liabilities.

Net income for the nine months ended September 30, 2009 was $0.9 million, compared to $3.8 million for the same period in 2008, primarily attributable to the increase in SG&A expenses and provision for income taxes as discussed above, offset by the decrease in distributions to non-controlling interest.

Liquidity and Capital Resources

The Company has a $25 million revolving credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo Foothill”), which will mature September 30, 2011 (“the Facility”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, which in general is 85% of our trade accounts receivable, as adjusted by certain reserves (as further described in the agreement governing the Facility). Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo prime rate, we have the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on LIBOR (the greater of LIBOR three business days prior to the commencement of the requested interest period or 3%), plus 4%.

As of September 30, 2009, the interest rate on the Facility was 7%. We incurred interest expense in the amount of $0.3 million and $0.8 million for the three and nine months ended September 30, 2009 respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of September 30, 2009, we were in compliance with the Facility’s financial covenants, including Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of September 30, 2009.

At September 30, 2009 and December 31, 2008, we had outstanding borrowings of $12.0 million and $12.2 million, respectively, and unused borrowing availability of $5.7 million and $3.8 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.9% for the nine months ended September 30, 2009 and 2008, respectively. The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.1% and 11.8% for the nine months ended September 30, 2009 and 2008, respectively.

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

Cash provided by operating activities was $2.1 million for the nine months ended September 30, 2009, compared to cash used by operating activities of $4.3 million for the same period in 2008. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of the Company’s payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. Additionally, for the nine months ended September 30, 2009, net income was $0.9 million which included $1.5 million of deferred income tax provision, compared to $3.8 million net income for the nine months ended September 30, 2008.

Cash used in investing activities was approximately $0.8 million for the nine months ended September 30, 2009, primarily attributable to the purchase of property and equipment, compared to cash provided in investing activities of $2.9 million for the same period in 2008, due to the maturity of $3.4 million of certain restricted investments, offset by the purchase of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2009 was $0.9 million, primarily attributable to net proceeds of $0.8 million from the Facility, offset by distribution of $1.1 million to the Class B Member of TIMS LLC. Cash provided by financing activities for the nine months ended September 30, 2008 was $1.3 million, primarily due to net proceeds of $4.2 million of the Facility, repayment of $1.0 million of senior subordinated notes, and distribution of $1.4 million to the Class B Member of TIMS LLC.

We believe that available cash and borrowings under the amended Facility will be sufficient to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $14.7 million as of September 30, 2009 and $10.9 million as of December 31, 2008. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but are subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At September 30, 2009 and December 31, 2008, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $21.8 million and $19.4 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at September 30, 2009, and December 31, 2008. We incurred interest expense in the amount of $0.2 million and $0.5 million each for the three and nine months ended September 30, 2009 and 2008, respectively, on the Notes.

We repaid $0.5 million in June 2008 and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. We accrue dividends and provide for accretion related to the redeemable preferred stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $110.2 million and $107.0 million at September 30, 2009 and December 31, 2008, respectively. We recorded dividends of $1.1 million and $3.2 million for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2008, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Among the limitations with regard to the scheduled redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Facility agreement, we are precluded by Maryland law from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2009, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, the Company has not declared or paid any dividends on its Public Preferred Stock, based upon its interpretation of restrictions in its Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, and other senior obligations and limitations pursuant to Maryland law. Pursuant to their terms, the Company is scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to its substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Charter, and provisions of Maryland law, and assuming sufficient liquidity to undertake any stock redemption (which is presently unquantifiable), the Company believes that it will continue to be unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, the Company has classified these securities as noncurrent liabilities in the balance sheet as of September 30, 2009 and December 31, 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2009. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

ASC 210-10 and the FASB ASC Master Glossary define current liabilities as follows: The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items which have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually twelve months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within one year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.

ASC 470-10 provides the following: The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable.

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

Dividend Provisions

We pay dividends on the Public Preferred Stock, when and if declared by the Board of Directors, and are required to be paid out of legally available funds in accordance with Maryland law. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $68.2 million and $65.3 million as of September 30, 2009 and December 31, 2008, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, accretion and dividends totaling $1.1 million and $3.2 million for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2008, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $100.0 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2009 and December 31, 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

At September 30, 2009, we had outstanding debt and long-term obligations of $133.5 million, consisting of $12.0 million under the Facility, $4.2 million in subordinated debt, $7.1 million in capital lease obligations and $110.2 million in redeemable preferred stock classified as liability pursuant to ASC 480-10.

In accordance with the terms of one of our government contracts for services, we were required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond is approximately $4.1 million and we were required to collateralize the entire amount of the bond. We provided such collateral on or about October 31, 2007. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. Consequently, $1.7 million, $1.7 million, and $0.6 million in collateral were released in accordance with such satisfactory performance in May, July and November 2008, respectively. As of September 30, 2009, the remaining collateral balance is approximately $100,000, which is expected to be released in December of 2009, which is one year after anticipated satisfactory completion of the contract.

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

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 7%. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.9% for the nine months ended September 30, 2009 and 2008, respectively. The Facility had an outstanding balance of $12.0 million at September 30, 2009.

Our restricted investments are reported at fair value. The restricted investments consist of one U.S. Treasury bill with fixed interest rate of .010% due in December 2009. The balance at September 30, 2009 was pledged as collateral on a performance bond and payment bond for one of our government contracts for services.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and to the audit committee and board of directors. As of September 30, 2009, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the third quarter of 2009 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At September 30, 2009, total undeclared unpaid dividends accrued for financial reporting purposes are $7.2 million for the Series A-1 and A-2 Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Among the limitations with regard to the mandatory redemptions of the Senior Redeemable Public Preferred Stock is the legal availability of funds, pursuant to Maryland law. Accordingly, due to our current financial position and the terms of the Wells Fargo Foothill agreement, it is precluded by Maryland law from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, provided that we have legally available funds under Maryland law (as discussed above) and are able to pay dividends under its charter and other senior financing documents, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $68.2 million in cash dividends as of September 30, 2009 and $65.3 million as of December 31, 2008.

Since 1991, we have not declared or paid any dividends on its Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, and other senior obligations, and limitations pursuant to Maryland law (as discussed above). Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of its Articles of Amendment and Restatement, and provisions of Maryland law (as discussed above), we did not make the first four scheduled redemption payments, and assuming insufficient liquidity to undertake any stock redemption (which is presently unquantifiable), we believe that we will not be able to make the remaining scheduled redemption payment as set forth in the terms of the Public Preferred Stock. Accordingly, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. We have therefore classified these securities as noncurrent liabilities on the presented balance sheet as of September 30, 2009 and December 31, 2008.

Item 5.	Other Information

Annual Meeting of Shareholders

The Company’s annual meeting of shareholders is scheduled for November 16, 2009, 12:00 p.m., at the corporate headquarters in Ashburn, Virginia. The record date for determining stockholders entitled to notice of and to vote at the annual meeting of shareholders was September 28, 2009. In order to be considered for the 2009 annual meeting of shareholders and included in the Company’s proxy materials, shareholders must have submitted proposals and nominations between August 18, 2009 and September 17, 2009 and complied with the requirements set forth in the Company’s bylaws.

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

Date: November 16, 2009	TELOS CORPORATION

/S/ JOHN B. WOOD
John B. Wood Chief Executive Officer

/S/ MICHELE NAKAZAWA
Michele Nakazawa Chief Financial Officer