Form 10-K
period 2009-12-31
TELOS CORP
filed 2010-03-31
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009: Not applicable

As of March 31, 2010, the registrant had outstanding 33,632,969 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

Item

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

We generate approximately 84.5% of our revenues by delivering these solutions at a fixed price to our customers. This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers. We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

While we were incorporated in 1971, we liquidated and/or sold our original businesses and refocused on delivering secure solutions beginning in 1997. Our Company includes Telos Corporation, Xacta Corporation, Teloworks, Inc. and a 60% interest in Telos Identity Management Solutions, LLC (“Telos ID”, formerly “TIMS LLC”).

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

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software (“Xacta”). Our Xacta solution is the dominant provider of continuous certification and is used throughout the Department of Defense, intelligence communities and civilian government. To date, we have performed over 3,000 certifications. In 2009, our consultants performed over 400 certifications alone, enabling our customers to understand their vulnerability and risk posture, and the appropriate steps to improve thereon.

We protect and extend the networks of our customers by developing and delivering over 30,000 high speed, long range, secure tactical wireless network modules providing last mile connectivity between our warfighters around the world and the US Army logistics networks.

Through an exclusive subcontractor relationship with Telos ID, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities. Among these programs is the premier federal identity application, which has issued over 12,000,000 secure credentials for active and retired military, military dependents and contractors. Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters. This system has captured over 23,000,000 scans of more than 655,000 individuals.

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

Telos, Xacta, and Xacta IA Manager are trademarks of Telos Corporation. Telos ID is a trademark of Telos Identity Management Solutions, LLC.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time-and-materials contracts. For 2009, the Company’s revenue derived from firm fixed-price and time-and-material contracts was 84.5% and 15.5%, respectively.

In 2009, we derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2009		2008		2007
			(amount in thousands)

Federal	$271,862	98.6%	$214,122	98.6%	$225,416	99.5%
Commercial	3,819	1.4%	2,945	1.4%	1,169	0.5%

Total	$275,681	100.0%	$217,067	100.0%	$226,585	100.0%

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

Our People and Culture

As of December 31, 2009, we employed 646 people, which includes 83 from Teloworks, and 66 from Telos ID. Of our employees, 390 hold security clearances of secret or higher.

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

Competition

We operate in a highly competitive marketplace. There are other companies that provide solutions similar to ours. Although these companies provide offerings that overlap with some of our solutions, we are not aware of any single company that provides competitive solutions in all of the areas where we compete. Among the companies that our solution areas compete with range from integrators that provide products and services such as Booz Allen Hamilton, Northrop Grumman, SAIC and Cogent, to more product-specific organizations such as Agiliance and Archer Technologies.

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

Backlog

Many of our contracts with the U.S. Government are funded year to year by the procuring U.S. Government agency as determined by the fiscal requirements of the U.S. Government and the respective procuring agency. Such a contracting process results in two distinct categories of backlog: funded and unfunded. Total backlog consists of the aggregate contract revenues remaining to be earned by us at a given time over the life of our contracts, whether funded or not. Funded backlog consists of the aggregate contract revenues remaining to be earned by us at a given time, but only to the extent, in the case of U.S. Government contracts, when funded by the procuring U.S. Government agency and allotted to the specific contracts. Unfunded backlog is the difference between total backlog and funded backlog. Included in unfunded backlog are revenues which may be earned only when and if customers exercise delivery orders and/or renewal options to continue such existing contracts.

A number of contracts that we undertake extend beyond one year, and accordingly portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog.

At December 31, 2009 and 2008, we had total backlog from existing contracts of approximately $665.6 million and $692.9 million, respectively. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2009 and 2008 was $156.8 million and $177.7 million, respectively.

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

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running our existing business;

•	possible material weaknesses in internal control over financial reporting;

•	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;

•	potential exposure to material liabilities not discovered in the due diligence process;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and

•	unavailability of acquisition financing or unavailability of such financing on reasonable terms.

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

Not applicable to us as we are not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act or a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act.

Item 2.	Properties

We lease 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in March 2016, with a ten-year extension available at our option.

We sublease 27,000 rentable square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID which serves as Telos ID’s corporate headquarters. This sublease will expire December 31, 2010.

We subleased 5,500 rentable square feet of space at the Ashburn, Virginia facility to Enterworks, Inc., which served as Enterworks’ corporate headquarters. This sublease was terminated February 28, 2009, and accordingly, Enterworks relocated its corporate headquarters.

We lease additional office space in 6 separate facilities located in California, Massachusetts, Maryland, New Jersey, and Virginia under various leases expiring through September of 2013. The lease for the office in Germany ended December 31, 2008.

We believe that the current space is substantially adequate to meet our operating requirements.

Item 3.	Legal Proceedings

Information regarding legal proceedings may be found in Note 14 – Contingencies to the Consolidated Financial Statements.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 24, 2010, there were 180 holders of our Class A Common Stock and 5 holders of our Class B Common Stock. We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 7 – Current Liabilities and Debt Obligations.

No public market exists for our Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 8 – Redeemable Preferred Stock.

As previously disclosed, effective July 13, 2007, our 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets. See Note 8 – Redeemable Preferred Stock.

On February 5, 2008, our Board adopted the Telos Corporation 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), which was subsequently approved by our Class A and Class B Common stockholders at a special meeting of stockholders held on February 21, 2008. The number of shares available for issuance under the 2008 Plan is 15,000,000 (fifteen million).

On May 27, 2008, we made an offer to certain of our employees who were also accredited investors to exchange certain outstanding stock options for restricted shares of our Class A Common Stock. Subsequently, in June 2008, we issued a total of 4,774,273 shares of restricted stock (Class A Common) in exchange for 2,908,749 stock options outstanding under the Telos Corporation stock option plans; 2,498,564 stock options outstanding under the Xacta Corporation stock option plan; and 983,379 stock options outstanding under the Telos Delaware, Inc. stock option plan. In addition, in June 2008 we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008, we granted 480,000 shares of restricted stock to certain of our directors. In December 2009, we granted an additional 80,000 shares to a new director.

As of December 31, 2009, there were 33,632,969 Class A Common shares issued and outstanding, and the number of shares available for issuance under the 2008 Plan was 2,538,233.

Item 6.	Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Sales	$275,681	$217,067	$226,585	$140,873	$142,595
Operating income (loss)	13,713	14,613	9,353	(9,025)	(5,863)
Income (loss) before income taxes	6,572	7,103	6,936	(29,669)	(15,051)
Net income (loss) attributable to Telos Corporation	1,277	10,688	5,546	(29,681)	(14,060)

FINANCIAL CONDITION

	As of December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Total assets	$104,927	$62,701	$67,456	$48,460	$41,862
Senior credit facility (1)	9,198	12,162	12,849	12,568	12,159
Senior subordinated debt (1)	4,179	4,179	5,179	5,179	5,179
Capital lease obligations, long-term (2)	6,896	7,559	8,129	8,722	9,239
Senior redeemable preferred stock (3)	10,294	9,871	9,447	9,023	8,599
Public preferred stock (3)	100,983	97,160	92,837	87,987	71,008

(1)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 11 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.
(3)	See Note 8 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accordingly, as of January 1, 2008, we have reflected the change in segment reporting and we no longer report multiple segments.

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

Revenues are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605-10-S99. We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by ASC 985-605 and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority. When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

We may use subcontractors in the course of performing on services contracts. Some of these arrangements may fall within the scope of ASC 605-45. We presume that revenues on services contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis. The revenue recognized on services on a net basis for the current and prior years has been insignificant.

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

Information Assurance (“IA”) – We provide Xacta Information Assurance Manager software and services to our customers. The software and accompanying services fall within the scope of ASC 985-605, as fully discussed above. We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined primarily on the weighted average cost method. Inventories consist primarily of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts utilized to support certain maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or estimated useful life of the asset. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.

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

Results of Operations

We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. In general, we believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed- price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2009, revenue by contract type was as follows: firm fixed-priced 84.5%, and time-and-materials 15.5%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
	(dollar amounts in thousands)

Revenue	$275,681	100%	$217,067	100.0%	$226,585	100.0%
Cost of sales	230,108	83.4	172,640	79.6	185,005	81.6
Selling, general and administrative expenses	31,860	11.6	29,814	13.7	32,227	14.2

Operating income	13,713	5.0	14,613	6.7	9,353	4.2

Other income (expenses):
Gain on sale of Telos ID membership interest	—	—	—	—	5,803	2.5
Non-operating income	85		191	0.1	131	—
Interest expense	(7,226)	(2.6)	(7,701)	(3.5)	(8,351)	(3.7)

Income before income taxes	6,572	2.4	7,103	3.3	6,936	3.0

(Provision) benefit for income taxes	(4,263)	(1.5)	5,731	2.6	(280)	(0.1)

Net income	2,309	0.9	12,834	5.9	6,656	2.9

Less: Net income attributable to non-controlling interest (Note 2)	(1,032)	(0.4)	(2,146)	(1.0)	(1,110)	(0.5)

Net income attributable to Telos Corporation	$1,277	0.5%	$10,688	4.9%	$5,546	2.4%

Results of Operations

Years ended December 31, 2009, 2008 and 2007

Revenue. Revenue increased by 27.0% to $275.7 million for 2009 from $217.1 million for 2008. Such increase is primarily attributable to increased sales of Secured Networks solutions from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract and the U.S. Army ADMC-2 contract, offset by a decrease in sales of Identity Management solutions from the Defense Manpower Data Center (“DMDC”) contract. Product revenue for 2009 increased by 54.8% to $162.9 million from $105.3 million for 2008, primarily attributable to an increase in sales of $67.3 million of Secured Networks solutions due to increased sales of Telos manufactured technology solutions under the NETCENTS contract as well as increased product reselling activities under the ADMC-2 and NETCENTS contracts, an increase in sales of $2.3 million of Information Assurance solutions, offset by a decrease in sales of Identity Management solutions of $8.7 million under the DMDC, and a decrease of $2.6 million in sales of proprietary software. Services revenue increased by 0.9% to $112.8 million for 2009 from $111.8 million for 2008, primarily attributable to increases in revenue of $6.5 million for Secure Messaging solutions, offset by a decrease in sales of $5.6 million of Secure Networks solutions.

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

Cost of sales. Cost of sales increased by 33.3% to $230.1 million for 2009 from $172.6 million for 2008 as a result of increases in revenue, primarily product revenue from Telos manufactured technology solutions as well as product reselling. Cost of sales decreased by 6.7% to $172.6 million for 2008 from $185.0 million for 2007. This trend was a direct result of continued emphasis on selling solutions and services while outsourcing product sales.

Gross profit. Gross profit increased by 2.6% to $45.6 million for 2009 from $44.4 million for 2008, and by 6.8% from $41.6 million for 2007. Gross margin decreased 3.8% to 16.6% for 2009 from 20.4% for 2008, primarily due to a combination of factors in various business lines, including an adjustment to warranty liability in 2008, recognition of an estimated loss on a contract in 2009, various changes in the mix of contracts in all business lines, and increases in product reselling under the ADMC-2 and NETCENTS contracts, which were substantially offset by increases in Telos manufactured technology solutions. Gross margin increased 2.0% to 20.4% for 2008 from 18.4% for 2007, primarily attributable to the continued emphasis on selling solutions and services while outsourcing product sales as noted above.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased 6.9% to $31.9 million for 2009 from $29.8 million for 2008. Such increase is primarily attributable to increases in labor and other costs of $2.3 million associated with increased selling activities and research & development costs, an increase in outside services of $0.4 million, offset by a decrease in bonuses of $0.9 million.

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

Interest expense. Interest expenses decreased 6.2% to $7.2 million for 2009 from $7.7 million for 2008, primarily due to a decrease in the accrual of accretion of the Public Preferred Stock. Interest expenses decreased 7.8% to $7.7 million for 2008 from $8.4 million for 2007, primarily due to a decrease in the accrual of accretion of the Public Preferred Stock and a decrease in interest expense incurred resulting from the $1.0 million repayment of the senior subordinated notes. Components of interest expense are as follows:

	December 31,
	2009	2008	2007
	(amounts in thousands)
Commercial and subordinated note interest incurred	$2,980	$2,954	$3,077
Preferred stock interest accrued	4,246	4,747	5,274

Total	$7,226	$7,701	$8,351

Provision for income taxes. Provision for income taxes for 2009 was $4.3 million, primarily due to the utilization of principally all net operating loss carryforwards for federal tax purposes, and state income tax liabilities. We recorded a benefit of $5.7 million in 2008, primarily attributable to the release of the valuation allowance of $6.0 million on our deferred tax assets. Our decision to release the valuation allowance was based on our determination that it is more likely than not that we will be able to realize the benefit. We had been profitable in seven out of prior eight quarters and we projected positive results in the future based in part on our large funded backlog. We recorded provision for income taxes of $280,000 for 2007. The income tax provision of $280,000 for 2007 represents primarily the federal alternative minimum tax and certain state income tax liabilities.

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

Cash provided by operating activities was $4.8 million in the year ended December 31, 2009, compared to cash used in operating activities of $0.3 million for 2008. Cash provided by or used in operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. At December 31, 2009, inventory increased over prior years primarily due to significant amounts of drop-shipped products in transit at year end. In 2009, net income was $2.3 million, which included $3.3 million of deferred income tax provision primarily as a result of the realization of net operating loss carryforward. In 2008, net income was $12.8 million, which included $6.0 million to reflect the release of valuation allowance against the deferred tax assets. Further, in 2007, net income was $6.7 million, including $5.8 million for the gain on sale of Telos ID membership interest, the proceeds from which were reflected as an investing activity.

Cash used in investing activities for the year ended December 31, 2009 was $1.0 million, which consisted of the purchase of $1.1 million of property and equipment, offset by the maturity of restricted investments of $0.1 million. Cash provided by investing activities for the year ended December 31, 2008 was $3.4 million, which consisted of the maturity of $4.0 million of certain restricted investments, offset by the purchase of $0.6 million of property and equipment. The investing activities in 2007 consisted of the net proceeds of $5.8 million from sale of Telos ID membership interest, offset by the purchase of $4.1 million of restricted investments and $0.6 million of property and equipment.

Cash used in financing activities for year ended December 31, 2009 was $3.8 million, compared to $3.1 million for 2008, and $1.3 million for 2007. The financing activities in 2009 consisted primarily of net repayments of $1.6 million to the Facility, repayments of $0.7 million under capital leases, and distributions of $1.3 million to Class B Member of Telos ID. The financing activities in 2008 consisted of the payments of $0.5 million under capital leases, payments of $1.0 million of senior subordinated notes, and distribution of $1.8 million to Class B Member of Telos ID, offset by net borrowings of $0.4 million from the Facility. The financing activities in 2007 consisted of the payments of $0.6 million under capital leases, and distribution of $0.9 million to Class B Member of Telos ID.

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

Senior Revolving Credit Facility

The Company has a $25 million revolving credit facility with Wells Fargo Foothill, Inc. which will mature September 30, 2011. Pursuant to the terms of the Facility, the interest rate is established as the Wells Fargo “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or 7%, whichever is higher. In lieu of having interest charged at the rate based on the Wells Fargo prime rate, we have the option to have interest on all or a portion of the advances on such Facility charged at a rate of interest based on LIBOR (the greater of LIBOR three business days prior to the commencement of the requested interest period or 3%), plus 4%.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility also requires us to meet certain financial covenants, including EBITDA, as defined in the Facility. As of December 31, 2009, we were in compliance with the Facility’s financial and EBITDA covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of December 31, 2009.

As of December 31, 2009, the interest rate on the Facility was 7%. As of December 31, 2009, we had not elected the LIBOR rate option. For the years ended December 31, 2009, 2008, and 2007, we incurred interest expense in the amount of $1.1 million, $1.0 million, and $1.0 million, respectively, on the Facility.

At December 31, 2009, we had outstanding borrowings of $9.2 million and unused borrowing availability of $10.6 million on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.5% and 8.7% for the years ended December 31, 2009 and 2008, respectively. The effective weighted average interest rates (including various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.6% and 11.5% for the years ended December 31, 2009 and 2008, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but are subordinate to the security interests of Wells Fargo Foothill. The Series C Notes are unsecured. Our Notes are held principally by common shareholders and totaled $4.2 million at December 31, 2009. These subordinated notes bear interest at rates between 14% and 17%, due and payable on December 31, 2011. During 2009, we paid $0.6 million in interest to subordinated note holders. In addition, these notes have a cumulative prepayment premium of 13.5% per annum payable only upon certain circumstances, which if in effect, would be approximately $22.7 million at December 31, 2009, which has not been accrued. See Note 7 – Current Liabilities and Debt Obligations.

We repaid $0.5 million in June 2008, and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 12% to 14.125%. We accrue dividends and provide for accretion related to the redeemable preferred stock. At December 31, 2009, the total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $111.3 million. During 2009, we accrued $4.2 million of dividends on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Accordingly, due to the terms of the Facility agreement and other contractual restrictions, we are precluded from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2009, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Redemption for the Public Preferred Stock is contractually scheduled from 2005 through 2009. Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2009 and 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2009. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $69.1 million as of December 31, 2009. In 2009, we accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $101.0 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2009 and 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

Our working capital was $14.1 million and $10.9 million as of December 31, 2009 and 2008, respectively.

In accordance with the terms of one of our government contracts for services, we were required to provide a performance bond and a payment bond for a system installation at a customer site. The amount of such bond was approximately $4.1 million and we were required to collateralize the entire amount of the bond. The terms of the bond requirement allow for a release of a significant amount of the collateral subject to satisfactory performance. As of December 31, 2009, all amounts required to collateralize the performance bond had been released due to satisfactory completion of the contract.

At December 31, 2009, we had outstanding debt and long-term obligations of $131.6 million, consisting of $9.2 million under the Facility, $4.2 million in subordinated debt, $6.9 million in capital lease obligations and $111.3 million in redeemable preferred stock, which is classified as a liability pursuant to ASC 480-10.

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

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2009 (in thousands):

		Payments due by Period
	Total	2010	2011 - 2013	2014 - 2016	2017 and later

Capital lease obligations (1)	$12,613	$2,098	$6,062	$4,453	—
Senior revolving credit facility (2)	9,198	—	9,198	—	—
Senior subordinated notes	4,179	—	4,179	—	—
Interest on senior subordinated notes (3)	1,234	617	617	—	—
Operating lease obligations	1,105	645	460	—	—

	$28,329	$3,360	$20,516	$4,453	—

Senior preferred stock (4)	$10,294
Public preferred stock (5)	100,983

	$111,277

Total	$139,606

(1) Includes interest expense:	$4,885	$1,264	$2,830	$791	—

(2)     Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments. Interest expense for 2009 was $1.1 million.

(3) Amounts calculated based on principal balance as of December 31, 2009, at interest rates ranging from 14% to 17%.

(4)     In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2009, and includes accrual of accumulated dividends of $7.3 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $424,000.

(5)     In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2009, and includes accrual of accumulated dividends and accretion of $94.6 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion accrued in the amount of $500,000 in 2008, and has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Capital expenditures for property and equipment were $1.1 million in 2009, $0.6 million in 2008, and $0.6 million in 2007. We presently anticipate capital expenditures of approximately $2.2 million in 2010; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2010.

Capital Leases and Related Obligations

We have various lease agreements for property and equipment that, pursuant to ASC 840, require us to record the present value of the minimum lease payments for such equipment and property as an asset in our consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease or their useful life, whichever is shorter.

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

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 7%. The effective average interest rates on the outstanding borrowings under the Facility in 2009 and 2008 were 8.5% and 8.7%, respectively. The Facility had an outstanding balance of $9.2 million at December 31, 2009.

Our restricted investments were reported at fair value. The balance at December 31, 2009 was zero. The balance at December 31, 2008 consisted of one treasury note and was pledged as collateral on a performance bond and payment bond for one of our government contracts for services.

Item 8.	Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

Ashburn, Virginia

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 of the notes to the consolidated financial statements, effective January 1, 2009, the Company adopted new rules regarding the accounting for non-controlling interests.

/s/ BDO Seidman, LLP

Bethesda, Maryland

March 31, 2010

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Years Ended December 31,
	2009	2008[1]	2007[1]
Revenue (Note 6)
Products	$162,911	$105,269	$141,686
Services	112,770	111,798	84,899

	275,681	217,067	226,585

Costs and expenses
Cost of sales – Products	137,508	88,419	122,098
Cost of sales – Services	92,600	84,221	62,907

	230,108	172,640	185,005

Selling, general and administrative expenses	31,860	29,814	32,227

Operating income	13,713	14,613	9,353

Other income (expenses)
Gain on sale of Telos ID membership interest (Note 2)	—	—	5,803
Non-operating income	85	191	131
Interest expense	(7,226)	(7,701)	(8,351)

Income before income taxes	6,572	7,103	6,936
(Provision) benefit for income taxes (Note 10)	(4,263)	5,731	(280)

Net income	2,309	12,834	6,656

Less: Net income attributable to non-controlling interest (Note 2)	(1,032)	(2,146)	(1,110)

Net income attributable to Telos Corporation	$1,277	$10,688	$5,546

[1]

The consolidated statements of operations for the years ended December 31, 2008 and 2007 have been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2009	2008[1]
Current assets (Note 7)
Cash and cash equivalents	$78	$22
Restricted investments	—	103
Accounts receivable, net of reserve of $363 and $225, respectively (Note 6)	52,800	39,916
Inventories, net of obsolescence reserve of $241 and $1,709, respectively	32,612	7,132
Deferred income taxes (Note 10)	1,190	2,864
Deferred program expenses	6,429	1,468
Other current assets	3,294	1,136

Total current assets	96,403	52,641

Property and equipment (Note 7)
Furniture and equipment	9,106	8,472
Leasehold improvements	1,780	1,520
Property and equipment under capital leases	14,362	14,146

	25,248	24,138
Accumulated depreciation and amortization	(18,567)	(17,279)

	6,681	6,859

Deferred income taxes, long-term (Note 10)	1,556	3,169
Other assets (Note 7)	287	32

Total assets	$104,927	$62,701

[1]

The consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS’ DEFICIT

	December 31,
	2009	2008[1]
Current liabilities
Accounts payable and other accrued payables (Note 7)	$61,799	$26,905
Accrued compensation and benefits	5,914	7,008
Deferred revenue	8,840	3,715
Current portion, capital lease obligations (Note 11)	832	645
Other current liabilities	4,918	3,482

Total current liabilities	82,303	41,755

Senior revolving credit facility (Note 7)	9,198	12,162
Senior subordinated notes (Note 7)	4,179	4,179
Capital lease obligations (Note 11)	6,896	7,559
Senior redeemable preferred stock (Note 8)	10,294	9,871
Public preferred stock (Note 8)	100,983	97,160

Total liabilities	213,853	172,686

Commitments and contingencies (Notes 11 and 14)

Stockholders’ deficit (Note 9)
Telos stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 33,632,969 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	103	103
Accumulated other comprehensive income	17	—
Accumulated deficit	(109,452)	(110,729)

Total Telos stockholders’ deficit	(109,254)	(110,548)

Non-controlling interest in subsidiary (Note 2)	328	563

Total stockholders’ deficit	(108,926)	(109,985)

Total liabilities, redeemable preferred stock, and stockholders’ deficit	$104,927	$62,701

[1]

The consolidated balance sheet as of December 31, 2008 has been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2009	2008[1]	2007[1]
Operating activities:
Net income	$2,309	$12,834	$6,656
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on sale of Telos ID membership interest	—	—	(5,803)
Dividends and accretion of preferred stock as interest expense	4,246	4,747	5,274
Depreciation and amortization	1,472	1,431	1,751
Provision for inventory obsolescence	84	229	739
Provision (benefit) for doubtful accounts receivable	138	(223)	155
Amortization of debt issuance costs	106	35	160
Deferred income tax provision (benefit)	3,287	(6,033)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(13,022)	214	(14,352)
(Increase) decrease in inventories	(25,564)	4,557	(5,579)
(Increase) decrease in deferred program expenses	(4,961)	1,644	1,924
(Increase) decrease in other current assets and other assets	(2,363)	(341)	939
Increase (decrease) in accounts payable and other accrued payables	33,568	(14,963)	6,168
(Decrease) increase in accrued compensation and benefits	(1,094)	(1,024)	3,234
Increase (decrease) in deferred revenue	5,125	(1,834)	(2,595)
Increase (decrease) in other current liabilities	1,446	(1,588)	1,440

Cash provided by (used in) operating activities	4,777	(315)	111

Investing activities:
Net proceeds from sale of Telos ID membership interest	—	—	5,803
Purchases of property and equipment	(1,075)	(644)	(616)
Purchases of restricted investments	—	—	(4,109)
Maturity of restricted investments	103	4,005	—
Non-controlling interest – Telos ID Class B member	—	—	7

Cash (used in) provided by investing activities	(972)	3,361	1,085

Financing activities:
Proceeds from senior credit facility	267,280	229,170	192,651
Repayment of senior credit facility	(270,244)	(229,857)	(192,370)
Increase in book overdrafts	1,321	1,103	—
Payments under capital lease obligations	(692)	(543)	(569)
Repayment of senior subordinated notes	—	(1,000)	—
Debt issuance costs	(150)	(180)	(160)
Distributions to Telos ID Class B member – non-controlling interest	(1,267)	(1,800)	(900)

Cash used in financing activities	(3,752)	(3,107)	(1,348)

Effect of exchange rate changes on cash and cash equivalents	3	—	—

Increase (decrease) in cash and cash equivalent	56	(61)	(152)
Cash and cash equivalents at beginning of the year	22	83	235

Cash and cash equivalents at end of year	$78	$22	$83

[1]

The consolidated statements of cash flows for the years ended December 31, 2008 and 2007 have been revised for the retrospective application of a new accounting standard on non-controlling interests. See Note 1 – Summary of Significant Accounting Policies.

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,983	$3,001	$3,092

Income taxes	$337	$515	$14

Noncash:
Interest on redeemable preferred stock	$4,246	$4,747	$5,274

Financing of capital leases	$216	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total Stockholders Deficit

Balance December 31, 2006	$65	$13	$103	$—	$(126,963)	$—	$(126,782)

Net income for the year	—	—	—	—	5,546	1,110	6,656
Distributions	—	—	—	—	—	(900)	(900)
Investment in Telos ID	—	—	—	—	—	7	7

Balance December 31, 2007	$65	$13	$103	$—	$(121,417)	$217	$(121,019)

Net income for the year	—	—	—	—	10,688	2,146	12,834
Distributions	—	—	—	—		(1,800)	(1,800)

Balance December 31, 2008	$65	$13	$103	$—	$(110,729)	$563	$(109,985)

Net income for the year	—	—	—	—	1,277	1,032	2,309
Foreign currency translation income	—	—	—	17	—	—	17

Comprehensive income	—	—	—	17	1,277	—	2,326
Distributions	—	—	—	—	—	(1,267)	(1,267)

Balance December 31, 2009	$65	$13	$103	$17	$(109,452)	$328	$(108,926)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Telos Corporation (the “Company” or “Telos” or “We”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation and Telos Delaware, Inc. We also have a 60% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”, formerly “TIMS LLC”) and a 100% ownership interest in Teloworks, Inc. (“Teloworks”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company” or “We”). We have also consolidated the results of operations of Telos ID (see Note 2 – Sale of Assets), and Teloworks. (See Note 3 – Investment in Teloworks). Significant intercompany transactions have been eliminated on consolidation.

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

In preparing these consolidated financial statements, we have evaluated subsequent events through the date that these consolidated financial statements were issued.

Segment Reporting

We previously reported two operating segments in our public filings: Managed Solutions and Xacta. Managed Solutions was primarily our traditional IT-product reselling business. Xacta comprised several business lines that together made up our security solutions brand. Beginning in late 2006, we undertook various cost reduction and reorganization strategies in order to address our poor operating results which were caused in part by an unsustainable revenue mix comprised of a large proportion of IT-product reselling revenue, which contributed a smaller proportion of margin to support our operations. As a result, we decided to focus and invest more in our higher-value business areas. In late 2007, the Managed Solutions segment was realigned under the Secure Networks business line. While certain of the Managed Solutions products and services continue to be offered by us as part of our strategy of offering a broad range of IT solutions to our customers, the decision to consolidate the Managed Solutions segment with the Secure Networks business line resulted in a change in our reportable operating segments. Accordingly, we have reflected the change in segment reporting and no longer report multiple segments.

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

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition.” We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license terms. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by ASC 985-605 and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority. When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

We may use subcontractors in the course of performing on services contracts. Some of these arrangements may fall within the scope of ASC 605-45. We presume that revenues on services contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis. The revenue recognized on services on a net basis for the current and prior years has been insignificant.

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

Information Assurance (“IA”) – We provide Xacta Information Assurance Manager software and services to our customers. The software and accompanying services fall within the scope of ASC 985-605, as fully discussed above. We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and other accrued payables, to the extent that availability of funds exists on our revolving credit facility.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts with a net book value of $139,000 and $196,000 at December 31, 2009 and 2008, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and its assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $32.9 million and $8.8 million at December 31, 2009 and 2008, respectively. As of December 31, 2009, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance End of Year

Year Ended December 31, 2009	$1,709	$84	$(1,552)	$241
Year Ended December 31, 2008	$1,482	$229	$(2)	$1,709
Year Ended December 31, 2007	$922	$739	$(179)	$1,482

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statement of operations. For the years ended December 31, 2009, 2008 and 2007, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with ASC 350. This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life. We expensed all such software development costs in 2009, 2008 and 2007, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, and related to Enterworks Process ExchangeTM (“EPX”) software in other assets, was $1.5 million, $1.4 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Assets

The balance of other assets at December 31, 2009 and 2008 consists of refundable deposits in the amount of $287,000 and $32,000, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized.

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

As of December 31, 2009 and 2008, and January 1, 2007, we had $316,000, $0, and $0 of unrecognized tax benefits, which would have an effect on the effective tax rate, if recognized. Income taxes are provided based on the liability method for financial reporting purposes. For the years ended December 31, 2009, 2008 and 2007, there were $36,000, $0, and $0 of interest and penalties recorded and included in tax expense.

Stock-Based Compensation

We adopted ASC 718, “Stock Compensation”, using the modified prospective transition method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of ASC 718 for all share-based awards granted subsequent to January 1, 2006 and for all awards granted, but not vested, prior to January 1, 2006. There were no options granted on or after December 31, 2005.

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

Research and Development

For all years presented, we charge all research and development costs to expense as incurred. For software research and development costs, such costs are capitalized once technological feasibility is reached. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant. During 2009, 2008, and 2007, we incurred salary costs for research and development of approximately $1.3 million, $1.1 million, and $0.9 million, respectively, which are recorded as selling, general and administrative expense in the consolidated statements of operations.

Earnings per Share

As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income

Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. Our comprehensive income is comprised of gain from foreign currency translation.

Financial Instruments

We use various methods and assumptions to estimate the fair value of our financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues. See Note 5 – Fair Value Measurements to the Consolidated Financial Statements for fair value disclosures of senior subordinated notes and senior redeemable preferred stock.

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

In February 2010, the FASB issued ASU 2010-09 regarding ASC Topic 855 “Subsequent Events.” This ASU removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. We adopted the ASU upon issuance. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements to conform to the current year presentation.

Note 2. Sale of Assets

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors (“Investors”) owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with ASC 505-10, we recognized a gain of $5.8 million, which is included in other income (expenses) on the consolidated statements of operations. As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. The brother of John B. Wood, our Chairman and Chief Executive Officer, indirectly held a 2% effective ownership interest in Telos ID as a result of the transaction, which was subsequently sold in the fourth quarter of 2008.

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $1.6 million, $3.2 million and $1.7 million for 2009, 2008 and 2007, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $1.0 million, $2.1 million and $1.1 million for 2009, 2008 and 2007, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the non-controlling interest under a new accounting standard issued by the FASB.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions shall be made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the year ended December 31, 2009, 2008 and 2007, the Class B member received a total of $1.3 million, $1.8 million and $0.9 million, respectively, of such distributions.

In addition, in April 2007, we entered into a corporate services agreement with Telos ID whereby we provide certain administrative support services to Telos ID, including finance, accounting and human resources services.

The following table details the changes in non-controlling interest for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Non-controlling interest, beginning of period	$563	$217	$—
Net income	1,032	2,146	1,110
Distributions	(1,267)	(1,800)	(900)
Investment in Telos ID	—	—	7

Non-controlling interest, end of period	$328	$563	$217

Note 3. Investment in Teloworks

Effective January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all funding to Teloworks as expense in our consolidated statement of operations since 2004, as the Teloworks balance sheet and operating results not already recorded were immaterial to our consolidated financial statements. Effective January 1, 2009, we account for the investment in Teloworks using the consolidation method. The effect of not previously consolidating Teloworks amounted to $160,000. This is immaterial to all prior periods as well as to the current period and has been reflected as an increase in the net income attributable to the Company for the year ended December 31, 2009. For 2008 and 2007, we incurred expenses related to Teloworks in the amount of approximately $1.6 million and $1.2 million, respectively.

In 2008, Teloworks formed a wholly-owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but has not generated significant revenue. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of December 31, 2009, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.9%. Since our initial investment in Enterworks, we accounted for such investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment in Enterworks to zero.

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

The following table displays the assets measured at fair value on a recurring basis in our consolidated balance sheets as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value:

	Fair Value Measurements at Reporting Date Using
		(in thousands)
	Level 1	Level 2	Level 3	Total
December 31, 2009
U.S. government securities	$—	$—	$—	$—

December 31, 2008
U.S. government securities	$103	$—	$—	$103

As of December 31, 2009 and 2008, we did not have any financial instruments with significant Level 3 inputs and we did not have any transfers in and out or purchases and sales of Level 3 financial instruments.

As of December 31, 2009, the carrying value of the Company’s senior subordinated debt and senior redeemable preferred stock was $4.2 million and $10.3 million, respectively. Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of these financial instruments remains consistent with those disclosed as of December 31, 2008, adjusted for the accrual of dividends on the senior redeemable preferred stock, which amounted to $10.3 million as of December 31, 2009. As of December 31, 2009, the carrying value of the Company’s public preferred stock was $101.0 million, and the estimated fair market value was $63.7 million based on quoted market prices.

Note 6. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 98.6%, 98.6%, and 99.5% of consolidated revenue in 2009, 2008, and 2007, respectively. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 96.3% of our billed accounts receivable were directly with U.S. Government customers, and an additional 3.7% of billed accounts receivable were with commercial prime contractors where we were the subcontractor. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses. In the fourth quarter of 2007, we recorded a $276,000 adjustment to decrease the accounts receivable reserve estimate.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2009	2008
Billed accounts receivable	$43,327	$31,027
Amounts currently billable	9,836	9,114
Allowance for doubtful accounts	(363)	(225)

	$52,800	$39,916

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Deductions (2)	Balance End of Year

Year ended December 31, 2009	$225	$138	$—	$363
Year ended December 31, 2008	$553	$(223)	$(105)	$225
Year ended December 31, 2007	$407	$155	$(9)	$553

(1)	Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)	Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2009		2008		2007
			(amount in thousands)

Federal	$271,862	98.6%	$214,122	98.6%	$225,416	99.5%
Commercial	3,819	1.4%	2,945	1.4%	1,169	0.5%

Total	$275,681	100.0%	$217,067	100.0%	$226,585	100.0%

Note 7. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of December 31, 2009 and 2008, the accounts payable and other accrued payables consisted of $34.9 million and $18.9 million, respectively, in trade account payables and $26.9 million and $8.0 million, respectively, in accrued trade payables.

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

As of December 31, 2009, the interest rate on the Facility was 7.00%. As of December 31, 2009, we had not elected the LIBOR rate option. For the years ended December 31, 2009, 2008, and 2007, we incurred interest expense in the amount of $1.1 million, $0.9 million, and $1.0 million, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of December 31, 2009, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. Based on our current projection of EBITDA, we expect that we will remain in compliance with our EBITDA covenants, and accordingly, the Facility is classified as a noncurrent liability as of December 31, 2009.

At December 31, 2009, we had outstanding borrowings of $9.2 million and unused borrowing availability of $10.6 million on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.5% and 8.7% for the years ended December 31, 2009 and 2008, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes as of December 31, 2009 was December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At December 31, 2009, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $22.7 million.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008, and 2007, we incurred interest expense in the amount of $0.6 million, $0.7 million, and $0.8 million, respectively, on the Notes.

We repaid $0.5 million in June 2008, and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo Foothill granted a waiver and amendment to the Facility to allow the repayment of such Notes.

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due

Senior Subordinated Debt	2011	$4,179	[1]
Senior Credit Facility	2011	$9,198	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, we have extended the maturity date of the Notes with the senior subordinated note holders to December 31, 2011.

[2]	Balance due represents balance as of December 31, 2009, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on our working capital requirements.

Note 8. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Accordingly, due to the terms of the Wells Fargo Foothill agreement and other contractual restrictions, we are precluded from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from December 31, 2009, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all our other present equity, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At December 31, 2009 and 2008 cumulative undeclared, unpaid dividends relating to Series A-1 and A-2 Redeemable Preferred stock totaled $7.3 million and $6.9 million, respectively.

During 2009, 2008, and 2007 we accrued senior redeemable preferred stock dividends of $423,000, $424,000, and $424,000, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Accretion for the years ended December 31, 2009, 2008, and 2007 was $0, $0.5 million, and $1.0 million, respectively, which were reported as interest expense in those respective years. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2009 and 2008, was 3,185,586, respectively. The stock is no longer quoted on the OTCBB, and is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2009 and 2008.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, until September 30, 2011. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2009. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $69.1 million and $65.3 million as of December 31, 2009 and 2008, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the periods ended December 31, 2009, 2008 and 2007, dividends totaling $4.2 million each were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to its audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $101.0 million and $97.2 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2009 and 2008, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

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

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the financial statements.

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

In 2000, the Board of Directors approved two stock option plans, one for Telos Delaware, Inc. (“Telos Delaware Stock Incentive Plan”) and one for Xacta Corporation (“Xacta Stock Incentive Plan”), both wholly owned subsidiaries of the Company.

As determined by the members of the Compensation Committee, we generally grant options under our respective plans at the estimated fair value at the date of grant, based upon all information available to it at the time.

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of our Class A common stock were available for issuance under options to key employees, including officers and directors. The options expire 10 years from the date of grant. The option price determined by the Board of Directors was not less than the estimated fair value at the date of the grant and the options generally vest over a four-year period. The 1990 Stock Option Plan expired in 2000, with 923,000 remaining unissued options canceled. There were 0 and 6,000 options outstanding as of December 31, 2009 and 2008, respectively. A total of 6,000 and 450,750 options expired in 2009 and 2008, respectively, and 445,249 options were exchanged for restricted stock in June 2008.

1993 Option Plan

In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of our Class A common stock from us at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. We recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock option. Mr. Beninati’s agreement was terminated in 1996, and Mr. Beninati had not exercised any of the options. The shares subsequently available were administered under the same terms as the 1996 Stock Option Plan. These options expired 10 years from the date of grant. The 1993 Option Plan terminated in 2003. There were no options outstanding as of December 31, 2009 and 2008, respectively.

1996 Stock Option Plan

The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control. The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan. The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled. A total of 15,000, 438,750 and 412,500 options granted under the 1996 Stock Option Plan expired during 2009, 2008 and 2007, respectively. There were 20,000 and 35,000 options outstanding as of December 31, 2009 and 2008, respectively. A total of 27,000 options were canceled in 2008 and 2,463,500 options were exchanged for restricted stock in June 2008.

Telos Delaware Stock Incentive Plan

During the third quarter of 2000, our Board of Directors approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain of our key executives and employees are eligible to receive stock options under the plan. Under the plan, we may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair value on the date of grant. All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. There were 97,944 and 107,632 options outstanding as of December 31, 2009 and 2008, respectively. A total of 9,688 and 24,814 options were canceled in 2009 and 2008, respectively, and 983,379 options were exchanged for restricted stock in June 2008.

Xacta Stock Incentive Plan

In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates. The options may be awarded as incentive or non-qualified, have a term of ten years, and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the option committee of the Board of Directors. The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option. There were 56,445 and 67,070 options outstanding as of December 31, 2009 and 2008, respectively. A total of 10,625 and 21,064 options were canceled in 2009 and 2008, respectively, and 2,498,564 options were exchanged for restricted stock in June 2008.

A summary of the status of our stock options for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2009 Stock Option Activity

Outstanding at beginning of year	216	$2.34
Granted	—	—
Exercised	—	—
Canceled	(42)	1.74

Outstanding at end of year	174	$2.48

Exercisable at end of year	174	$2.48

2008 Stock Option Activity

Outstanding at beginning of year	7,569	$1.27
Granted	—	—
Exercised	—	—
Exchanged	(6,391)	1.26
Canceled	(962)	1.13

Outstanding at end of year	216	$2.34

Exercisable at end of year	216	$2.34

2007 Stock Option Activity

Outstanding at beginning of year	8,217	$1.26
Granted	—	—
Exercised	—	—
Canceled	(648)	1.18

Outstanding at end of year	7,569	$1.27

The aggregate intrinsic value for options outstanding and exercisable at year end 2009 is negligible. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our fair market value as determined by management and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	76	2.8 years	$0.72	76	$0.72
$3.85 – $4.00	98	0.8 years	$3.85	98	$3.85

As of December 31, 2009 and 2008, all outstanding shares under the plans are vested.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock. We match one-half of voluntary participant contributions to the Plan up to a maximum contribution by us of 3% of a participant’s salary. Our total contributions to this Plan for 2009, 2008, and 2007 were $791,000, $705,000, and $660,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate. Telos ID matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. The total 2009, 2008 and 2007 Telos ID contributions to this plan were $76,000, $69,000 and $16,000, respectively.

Note 10. Income Taxes

The provision (benefit) for income taxes attributable to income (loss) from operations includes the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Current provision
Federal	$156	$187	$234
State	820	115	46

Total current	976	302	280

Deferred provision (benefit)
Federal	2,941	(5,507)	—
State	346	(526)	—

Total deferred	3,287	(6,033)	—

Total provision (benefit)	$4,263	$(5,731)	$280

The provision (benefit) for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2009	2008	2007
Computed expected income tax provision	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	16.0	(9.1)	0.8
Change in valuation allowance for deferred tax assets	5.0	(176.2)	(64.4)
Other permanent differences	3.6	3.1	2.8
Dividend and accretion on preferred stock	26.1	32.6	30.8
Other	(7.8)	—	0.8

	76.9%	(115.6)%	4.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$138	$85
Allowance for inventory obsolescence and amortization	78	534
Accrued liabilities not currently deductible	2,508	2,558
Accrued compensation	416	1,145
Property and equipment, principally due to differences in depreciation methods	1,450	1,435
Telos ID basis difference	—	96
Net operating loss carryforwards	951	2,216
Alternative minimum tax credit carry forward	918	825

Total gross deferred tax assets	6,459	8,894
Less valuation allowance	(2,388)	(1,965)

Net deferred tax assets	4,071	6,929

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(1,267)	(896)
Telos ID basis difference	(58)	—

Total deferred tax liabilities	(1,325)	(896)

Net deferred tax assets	$2,746	$6,033

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period

December 31, 2009	$1,965	$423	$—	$2,388
December 31, 2008	$11,395	$—	$(9,430)	$1,965
December 31, 2007	$15,106	$—	$(3,711)	$11,395

During the fourth quarter in 2008, in accordance with ASC 740, valuation allowances against certain deferred tax assets were released, due primarily to the evidence that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2009, for federal income tax purposes there were approximately $0.6 million net operating loss carryforwards to offset future regular taxable income. These net operating loss carryforwards expire in various years through 2027. Additionally, approximately $3.2 million of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in various years through 2027. In addition, we have $0.9 million of alternative minimum tax credits available to be carried forward indefinitely to reduce future regular tax liabilities.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $316,000 and $0 of unrecognized tax benefits required to be recorded for the years ended December 31, 2009 or 2008. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2006 to 2009, has not been extended beyond the applicable statute of limitations.

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009 (in thousands):

	Property	Equipment	Total

2010	$1,979	$119	$2,098
2011	1,979	87	2,066
2012	1,979	37	2,016
2013	1,979	1	1,980
2014	1,979	—	1,979
Remainder	2,474	—	2,474

Total minimum obligations	12,369	244	12,613
Less amounts representing interest (ranging from 4.4% to 17.4%)	(4,865)	(20)	(4,885)

Net present value of minimum obligations	7,504	224	7,728
Less current portion	(727)	(105)	(832)

Long-term capital lease obligations at December 31, 2009	$6,777	$119	$6,896

In accordance with the Ashburn lease agreement, every three years the rent is subject to adjustments in accordance with changes in the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index (“CPI”). Accordingly, effective April 2008, the adjustment in monthly rent payment based on the change in CPI is $16,000 per month, from $149,000 to $165,000.

Accumulated amortization for property and equipment under capital leases at December 31, 2009 and 2008 is $9.9 million and $9.1 million, respectively.

Future minimum lease payments for all noncancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$645
2011	317
2012	89
2013	54

Total minimum lease payments	$1,105

Rent expense charged to operations for 2009, 2008, and 2007, totaled $1.3 million, $1.1 million, and $0.8 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2009	$1,686	$542	$(520)	$1,708
Year Ended December 31, 2008	$2,406	$(242)	$(478)	$1,686
Year Ended December 31, 2007	$1,380	$1,673	$(647)	$2,406

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

Note 12. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and former officers is set forth below.

Mr. John R. C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $260,000 for 2008 and 2007 pursuant to this agreement, which amounts were determined by negotiation between us and Mr. Porter. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2009, 2008, and 2007 were $221,000, $220,000, and $205,000, respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of our Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in Telos ID. Such ownership interest was sold in the fourth quarter of 2008.

Note 13. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31

2009
Revenue	$50,680	$68,621	$71,582	$84,798
Gross profit	8,053	12,125	13,738	11,657
(Loss) income before income taxes and non-controlling interest	(1,967)	2,103	3,038	3,398
Net (loss) income	(612)	594	880	189

2008
Revenue	$47,605	$46,487	$56,638	$66,337
Gross profit	10,742	9,010	12,759	11,916
Income before income taxes and non-controlling interest	2,284	1,131	2,149	1,539
Net income (1)	2,065	977	796	6,850

(1)	Changes in net income are the result of several factors, including: (a) adjustment to warranty liability of $1.1 million in the first quarter, which resulted in $1.1 million credit to warranty expense, (b) the release of valuation allowance against the deferred tax assets of $6.0 million in the fourth quarter.

Note 14. Contingencies

Financial Condition and Liquidity

As described in Note 7 – Current Liabilities and Debt Obligations, we maintain a revolving credit facility with Wells Fargo Foothill. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for 2010. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $14.1 million and $10.9 million as of December 31, 2009 and 2008, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of December 31, 2009, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

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

On April 8, 2009, the Appellants filed a Petition for Writ of Certiorari to Court of Special Appeals with the Court of Appeals of Maryland. On June 12, 2009, the Court of Appeals of Maryland denied the Petition for Writ of Certiorari, stating that “there has been no showing that review by certiorari is desirable and in the public interest.” The Appellants filed their Brief on December 23, 2009. The Appellee filed its brief on March 29, 2010. The oral arguments are scheduled to be heard before the Maryland Court of Special Appeals on May 3, 2010.

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

After Reznick resigned citing impairment to its independence as a result of communications from the Class D Directors, the Company filed a Counterclaim on April 23, 2008, in an effort to prevent the Class D Directors from engaging in any further acts of misrepresentation, interference and improper influence upon the Company’s independent auditors regarding, among other things, a specific accounting treatment (from that of a non-current liability to that of a current liability) for their holdings in the Company’s Public Preferred Stock. The Counterclaim states claims against the Class D Directors for Tortious Interference with Contractual Relationship with Goodman (Count I); Tortious Interference with Contractual Relationship with Reznick (Count II); Tortious Inference with Economic or Business Relations with Goodman (Count III); Tortious Inference with Economic or Business Relations with Reznick (Count IV); Breach of Fiduciary Duty by Hamot (Count V); and Breach of Fiduciary Duty by Siegel (Count VI).

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

On July 25, 2008, the Class D Directors filed a Notice of Appeal of the June 27, 2008 Preliminary Injunction.

On July 30, 2008, the Class D Directors filed in the Court of Special Appeals of Maryland a motion to stay enforcement of the June 27, 2008 preliminary injunction pending appeal of the preliminary injunction. The motion was denied without prejudice by the Court of Special Appeals on August 5, 2008. The Class D Directors filed a renewed motion to stay the preliminary injunction in the Court of Special Appeals on August 20, 2008 and that motion was denied on September 15, 2008.

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

Through a letter dated December 17, 2008, the Company informed the Court of Special Appeals that the audit of the Company’s 2007 financial statements had been completed and the Company had filed its 2007 Form 10-K with the SEC as of that date. In their response letter of December 19, 2008 to the Court of Special Appeals, the Class D Directors reiterated their position that the “controversy between the parties is capable of repetition, yet evading appellate review” and further argued that, in any event, the Court should decide the issue of whether the appeal was moot “only upon a fully-briefed motion.” The Company responded on December 23, 2008 that it would be amenable to additional briefing. Thus, on December 30, 2008, the Court of Special Appeals issued an order directing the parties to submit further briefing on the issue of whether the Company’s filing of its 2007 Form 10-K mooted the Class D Directors appeal of the June 27, 2008 preliminary injunction or whether the appeal remained justicable, and if so, under what theory. The Company and the Class D Directors filed their respective Supplemental Memoranda on the mootness issue on January 14, 2009. On January 21, 2009, the Company and the Class D Directors filed their respective Supplemental Reply Memoranda on the mootness issue. On May 6, 2009, the Court of Special Appeals dismissed the appeal of the June 27, 2008 preliminary injuction as moot.

On April 1, 2009, the Class D Directors filed a Petition for Constructive Civil Contempt with the Circuit Court for Baltimore City. The Petition alleges that the Company violated the Court’s August 28, 2007 and October 12, 2007 Orders, referenced above, for failing to provide requested documents or information that the Class D Directors allege is “pertinent and necessary to Plaintiffs’ duties as Telos’ directors.” In addition, on April 21, 2009, the Company filed a motion to dismiss the petition and to dismiss the complaint as moot. On December 30, 2009, the Court ordered that the petition be dismissed. The Court stated “the remedy of civil contempt is not appropriate upon the circumstances before the court. Plaintiffs should not be permitted to resort to this remedy when they failed to engage in good faith exchange with defendant to address the concerns that were raised by defendant or even to acknowledge defendant’s response to their demands for documents.” However, the Court denied the Company’s motion to dismiss the complaint but stated it would schedule a status conference at a later date to review the matter with counsel.

At this stage of the litigation and appeal process, it is impossible to reasonably determine the degree of probability related to the Class D Directors’ success in any of their assertions and claims. Although there can be no assurance as to the ultimate outcome of these proceedings, the Company and its officers and directors strenuously deny the Class D Directors’ claims, and will vigorously defend the matter, and continue to oppose the relief sought.

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

As previously disclosed, Reznick Group, P.C. (“Reznick”) resigned as our principal independent registered public accountant effective April 16, 2008, stating that “As a result of certain communications from Class D members of the Board of Directors, Reznick Group believes that its independence has been impaired.” Reznick perceived these communications as threatening litigation and attempts to influence its opinion on certain accounting issues. On April 23, 2008, the Company filed a Counterclaim and a Motion for Preliminary Injunction against the Class D members for their improper communications with Reznick. On June 27, 2008, the Court entered a Preliminary Injunction and ordered Mr. Seth Hamot and Mr. Andrew Siegel, the Class D members, to:

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

During our two most recent fiscal years and subsequent interim periods, there have been no disagreements, as defined in Item 304 of Regulation S-K, with our principal independent registered public accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of such accountants would have caused them to make reference thereto in their report on the financial statements for such years as required by Item 304(a)(1)(iv) of Regulation S-K. In addition, during such periods, there have been no reportable events as defined by Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

Name	Age	Biographical Information

John B. Wood	46

President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Wood joined the Company in 1992 as Executive Vice President and Chief Operating Officer (“COO”) and in 1994 was named President and Chief Executive Officer (“CEO”). In March 2000, he was appointed to the newly created position of Executive Chairman of the Board, which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January 2003, Mr. Wood resumed the positions of President and CEO. Mr. Wood has also served as Chairman of Enterworks, Inc., since January 1996; and as CEO of Enterworks, Inc. from January 1996 to November 2005. From January 2005 to December 2007, Mr. Wood served as Enterworks, Inc.’s Executive Chairman. As of January 2008, Mr. Wood serves as Enterworks, Inc.’s Non-Executive Chairman. Prior to joining the Company, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on several advisory boards and one foundation board.

Mr. Wood was asked to remain Chairman of the Company because of his broad knowledge and experience with the Company, its shareholders, partners, and vendors.

Bernard C. Bailey	56

Chairman and CEO of Paraquis Solutions LLC, a privately held consulting and IT services firm, since 2006. Mr. Bailey’s career spans over two decades of management experience in the high technology and security industries. He served most recently from August 2002 to September 2006 as the President and CEO of Viisage Technology, Inc., a leading provider of advanced technology identity solutions. Under his four years of leadership, Viisage’s market capitalization grew from $60 million to over $1 billion. During that period, the company executed nine acquisitions, eventually culminating in the formation of L1 Identity Solutions, a NYSE listed company. Prior to Viisage, from January 2001 to August 2002, Mr. Bailey served in various executive roles, including COO at Art Technology Group, a leading provider of e-commerce software. From 1984 to 2001, Mr. Bailey held a variety of finance, sales, marketing, and operations positions at IBM, where he also served in executive roles involved in the growth and development of IBM Global Service’s systems integration and consulting business lines. Mr. Bailey has been a member of the Company’s Board of Directors since October 2006. In addition to his duties with Telos, Mr. Bailey serves as a director on the board of Lasercard Corporation (NASDAQ: LCRD); Spectrum Control, Inc. (NASDAQ:SPEC); and E.F. Johnson Technologies, Inc. (NASDAQ:EFJI).

The Nominating Committee recommended Mr. Bailey’s re-election to the Board because of his comprehensive financial and industry background, and experience as the Company’s Audit Committee Chairman.

David Borland	62

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

Mr. Borland’s industry experience and extensive service with the U.S. Army make him a valuable member of the Board of Directors.

William M. Dvoranchik	63

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

Mr. Dvoranchik’s senior management experience in the U.S. defense industry was noted by the Nominating Committee in recommending that he remain a member of the Board of Directors.

Seth W. Hamot	48

Managing Member, Roark, Rearden & Hamot Capital Management, LLC (“RRHCM”), and owner of Roark, Rearden & Hamot, Inc. (“RRHI”), since 1997, and President of Roark, Rearden & Hamot, LLC (“RRH”) since 2002. Mr. Hamot has been a director of the Company since June 18, 2007. Mr. Hamot was nominated for election to the Board of the Company by Costa Brava Partnership III L.P. (“Costa Brava”), an investment fund and a holder of the Company’s Public Preferred Stock. Since 1997, Mr. Hamot has been the Managing Member of RRHCM and the owner of RRHI, the corporate predecessor of RRHCM. RRHCM is the investment manager to Costa Brava, whose principal business is to make investments in, buy, sell, hold, pledge and assign securities. Mr. Hamot is also the President of RRH, the general partner of Costa Brava. Prior to 1997, Mr. Hamot was one of the partners of the Actionvest entities. Mr. Hamot is presently a director of Orange 21, Inc. and chairman of TechTeam Global, Inc., both NASDAQ companies.

Mr. Hamot was elected pursuant to the Company’s governing documents by the holders of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock and his election is not subject to any recommendations for election by the Board.

Lieutenant General Bruce R. Harris (USA, Ret.)	75

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

General Harris has extensive experience with the U.S. Army, incl. the U.S. Defense Security Service, and remains a very valuable member of the Board.

Lieutenant General Charles S. Mahan, Jr. (USA, Ret.)	63

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

General Mahan’s comprehensive experience with the U.S. Army and service with two defense contractors led to the recommendation that he remain on the Board of Directors.

Major General John W. Maluda (USAF, Ret.)	56

Retired, United States Air Force Major General. Mr. Maluda was elected to the Board in October 2009. He retired from the United States Air Force in September 2009 after more than 34 years of continuous active duty. At the time of his retirement, Mr. Maluda was Director of Cyberspace Transformation and Strategy, in the Office of the Secretary of the Air Force, and Chief Information Officer. In that capacity, he was responsible for establishing cyberspace as a domain in and through which the Air Force flies and fights, to deliver sovereign options for defense of the United States and its global interests. Additionally, he shaped doctrine, strategy, and policy for communications and information activities and served as the functional advocate for 30,000 personnel. Prior to that, Mr. Maluda was Vice Commander, 8th Air Force, Barksdale Air Force Base, Louisiana. Mr. Maluda enlisted in the Air Force in 1973 and received his commission in 1978 as a distinguished graduate of the ROTC program at Troy State University, Alabama. His career highlights included serving at three major commands, with unified combatant commands, a defense agency, the White House and the Air Staff. Mr. Maluda’s staff experience included positions at Headquarters U.S. Air Force, Air Combat Command, U.S. Air Force in Europe, Air Force Special Operations Command, U.S. Space Command and the White House Communications Agency.

General Maluda retired from the U.S. Air Force in 2009 and has broad industry insight which makes him a valuable member of the Board of Directors.

Robert J. Marino	73

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

Mr. Marino has served the Company for over 20 years and remains a valuable advisor to the Company’s various business lines.

Andrew R. Siegel	41

Managing Member, White Bay Capital Management, LLC. Mr. Siegel has been a director of the Company since June 18, 2007. Mr. Siegel was nominated by Costa Brava, a holder of the Company’s Public Preferred Stock. Mr. Siegel is currently a director of TechTeam Global Inc., a NASDAQ company, and serves as a member of that company’s audit committee. Mr. Siegel was a Senior Vice President of RRHCM from 2005 to December 2008. Prior to joining RRHCM, from July 2003 to February 2004, Mr. Siegel was a member of DebtTraders Ltd. Prior to that, from 2000 to 2002, he worked for Deutsche Bank Securities. In addition, in 2002, he was the founding member of White Bay Capital Management, LLC of which he remains a member. Mr. Siegel received a Bachelor’s Degree from American University and a Masters Degree in Business Administration from the University of Maryland.

Mr. Siegel was elected pursuant to the Company’s governing documents by the holders of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock and his election is not subject to any recommendations for election by the Board.

Vice Admiral Jerry O. Tuttle (USN, Ret.)	75

Retired United States Navy Vice Admiral. Mr. Tuttle was elected to the Board of Directors in August 2006. He retired from the United States Navy in 1993 following a 40-year career that included assignments to numerous attack and fighter squadrons as well as leadership of key information technology programs. Mr. Tuttle is widely regarded as an information technology strategist, having created Navy’s C41 Joint Operations Tactical System. In 1989, he became Director, Space and Electronic Warfare, an assignment he held until retirement. Since February 2002, he has been President and CEO of J.O.T. Enterprises, an information systems and command, control, communications, intelligence, surveillance and reconnaissance consulting company. Previous executive positions were, from June 2000 to February 2002, as President of REL-TEK Systems & Design (now Savantage Financial Services), an employee-owned software development firm; from 1996 to 2000, as President of ManTech International’s largest subsidiary, ManTech Systems Engineering; and, from 1993 to 1996, as Vice President for business development and chief staff officer with Oracle Government.

Admiral Tuttle has in-depth U.S. government insight due to his 40 years of service with the U.S. Navy. He serves on the Company’s Proxy Board and continues to provide valuable guidance regarding the U.S. defense industry.

Audit Committee

Members: Bernard C. Bailey (Chairman), Charles S. Mahan, John W. Maluda

The Audit Committee was established in accordance with Section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended. Pursuant to Rule 4200(a)(15) of the NASDAQ Marketplace, the Audit Committee consists of independent directors Bailey (Chairman), Mahan, and Maluda and was established to review, in consultation with the independent registered public accounting firm, our financial statements, accounting and other policies, accounting systems and systems of internal controls. Prior to January 2010, the Audit Committee consisted of Messrs. Bailey, Dvoranchik, and Mahan. Mr. Bailey serves as the audit committee financial expert as defined in the applicable SEC rules. The Board of Directors has adopted an Audit Committee charter which is available on our website at www.telos.com.

Report of the Audit Committee

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including internal control over financial reporting. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2009, including the quality and acceptability of accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements included in the Company’s Annual Report on 2009 Form 10-K.

The Audit Committee discussed with the independent registered public accounting firm, who is responsible for expressing an opinion on conformity of those audited financial statements with U.S. generally accepted accounting principles, the firm’s judgment as to the quality and acceptability of the Company’s accounting principles and such other matters as are required to be discussed with the independent registered public accounting firm under the standards of the Public Company Accounting Oversight Board. In addition, the Audit Committee discussed with the independent registered public accounting firm the firm’s independence from management and the Company, including the matters in the written disclosures and letter from the independent registered public accounting firm to the Committee required by Public Company Accounting Oversight Board Rule 3526. The Audit Committee also considered whether the provision of non-audit related services by the independent registered public accounting firm was compatible with maintaining the firm’s independence and found it to be acceptable.

The Committee met with the Company’s independent registered public accounting firm, with and without management present, and discussed the overall scope and results of their audits, their evaluation of the Company’s internal control over financial reporting and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.

Bernard C. Bailey, Chairman
Charles S. Mahan, Jr.
John W. Maluda

Management Development and Compensation Committee (“Compensation Committee”)

Members: William M. Dvoranchik (Chairman), David Borland, Bruce R. Harris

The Management Development and Compensation Committee is comprised of three members of the Board of Directors, who meet the independence requirements pursuant to Rule 4200(a)(15) of the NASDAQ Marketplace. The Compensation Committee is comprised of independent directors William M. Dvoranchik (Chairman), David Borland, and Bruce R. Harris. None of these individuals is a former officer or employee of Telos or has served as an officer or employee of Telos during the fiscal year ended December 31, 2009. In addition, no member of the Compensation Committee was engaged in any related person transactions as defined under the Exchange Act. The Board of Directors has adopted a Compensation Committee charter which is available on our website at www.telos.com.

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

Meetings of the Board of Directors and Committees of the Board of Directors

During the fiscal year ended December 31, 2009, the Board of Directors held 6 meetings. Each director attended over 75 percent of the aggregate number of meetings of the Board and the committees of the Board on which he served.

Executive Officers

Set forth below is biographical information concerning our executive officers, who are appointed by the Board of Directors and serve until their successors are appointed and qualified.

Name	Age	Biographical Information

Michael P. Flaherty	64	Executive Vice President, General Counsel and Chief Administrative Officer. Mr. Flaherty joined the Company in January 2001 as Executive Vice President, General Counsel and Chief Administrative Officer. Prior to joining the Company, Mr. Flaherty was “of counsel” with the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and CEO of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee. Mr. Flaherty holds a Bachelor of Arts from Boston University and a Juris Doctor from the Columbus School of Law of Catholic University of America.

Edward L. Williams	49	Executive Vice President and Chief Operating Officer. Mr. Williams joined the Company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and Defense Contract Audit Agency compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of the Company’s operations. Mr. Williams was named Executive Vice President and COO in 2003 and Interim CFO in October 2003. He stepped down as Interim CFO of the Company in January 2005. Prior to joining the Company, Mr. Williams was the CFO for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a Bachelor of Science in Finance from the University of Maryland.

Michele Nakazawa	52	Executive Vice President, Chief Financial Officer. Ms. Nakazawa joined the Company in March 2004 as Vice President and Controller. In January 2005, Ms. Nakazawa was promoted to Senior Vice President and appointed to serve as CFO. Ms. Nakazawa has over 20 years experience in finance and accounting. Prior to joining the Company, she held various positions, including CFO of Ubizen, Inc., a U.S. subsidiary of a publicly-held Belgian company, from 1999 to 2003; Controller and Treasurer of National Security Analysts, Inc. from 1991 to 1997, and financial analyst for Federal Systems Division of IBM, Inc. from 1983 to 1990. Ms. Nakazawa is a Certified Public Accountant and holds a Masters of Science in Accounting from American University and a Bachelor of Arts in Chemistry from Goucher College.

Robert J. Brandewie	62	Senior Vice President, Identity and Security Solutions. Mr. Brandewie joined the Company in November 2007 as Senior Vice President of Identity and Security Solutions. He is responsible for directing the Company’s efforts in assisting government organizations in effectively meeting increased security challenges with innovative services and software solutions. Prior to joining the Company, Mr. Brandewie was a Public Sector Solutions group vice president for ActivIdentity Corp., a provider of identity assurance solutions for business and government worldwide, from July 2006 to November 2007, and a director of the Defense Manpower Data Center (“DMDC”) from July 2004 to July 2006. Mr. Brandewie had joined DMDC in 1974 and in his 32 years at DMDC, was responsible for the management of a dozen major operational programs. He was an architect of DoD’s Common Access Smart Card system, and was responsible for the oversight of the largest and most comprehensive automated personnel database in the department. Mr. Brandewie has a Bachelor of Arts in psychology from the University of Connecticut and a Master of Arts in administrative sciences from Yale University. Mr. Brandewie has received numerous awards, including the Presidential Rank Award of Distinguished Executive (2006) and the Secretary of Defense Medals for Meritorious and Exceptional Civilian Service, respectively.

Name	Age	Biographical Information

Richard P. Tracy	48	Senior Vice President, Chief Security Officer, Chief Technology Officer. Mr. Tracy joined the Company in October 1986 and held a number of management positions within the Company’s New Jersey operation. In February 1996, he was promoted to Vice President of the Telos information security group and in this capacity established a formidable information security consulting practice. In February 2000, Mr. Tracy was promoted to Senior Vice President for operations and helped launch the Xacta business lines, the Company’s segment focusing on information security. Since that time, Mr. Tracy has pioneered the development of innovative and highly scaleable enterprise risk management technologies that have become industry-leading solutions within the federal government and the financial services verticals. He is the principal inventor listed on four patents and seven patents pending for Xacta software. Mr. Tracy assumed the role of Chief Security Officer for Telos and Xacta in 2004 and Chief Technology Officer in 2005 and President of the Company’s subsidiary, Teloworks, Inc. in 2008.

Alvin F. Whitehead	61	Senior Vice President, General Manager, Xacta Division, since 2008. Mr. Whitehead joined Telos in 1999 as Vice President of New Business Opportunities, focusing on emerging business areas including Information Security, Secure Messaging and Data Integration. In 2000, he became Vice President, Program Management. Prior to Telos, Mr. Whitehead spent 28 years in the Army, retiring as Chief of Staff of the Defense Information Systems Agency (“DISA”). During his four years as Chief of Staff, he was responsible for coordinating the Agency’s 8000-person staff and its $4.0 billion budget. He was instrumental in establishing the DoD’s Computer Emergency Response Team and integrating it into the Global Network Operations Center. Mr. Whitehead has a Bachelor of Arts from Virginia Polytechnic Institute and State University, and a Master of Public Administration from George Washington University.

Brendan D. Malloy	44	Senior Vice President, General Manager, Secure Networks Division, since 2008. Mr. Malloy joined the Company in 1996, serving initially as a senior account executive before being promoted to director of DoD Sales, and later to Vice President of DoD Sales. In January 2005, he was appointed Senior Vice President of sales. He currently leads the Secure Networking Solutions organization in support of opportunities in DoD, federal agencies, and the intelligence community, as well as channel relationships through the Telos Partner Program. He held previous sales positions with QMS Federal and Printer Plus. Mr. Malloy is a 1988 graduate of Curry College.

Ralph M. Buona	54	Vice President, Business Development. Mr. Buona joined the Company in September 1994 and was promoted to Vice President of Business Development in September 1995, cultivating new business in the areas of information operations/assurance, enterprise management, enterprise integration, wireless networking, advanced messaging, and traditional systems integration. During the year 2007, he oversaw the Company’s Managed Solutions division and in 2008, he returned to lead the Company’s business development. Prior to joining the Company, he served with Contel Information Systems, Federal Information Technologies, and Cincinnati Bell Information Systems. Mr. Buona began his career as an Air Force officer and concluded with the Air Force Space Command and NORAD where he was responsible for managing software development and IA activities associated with the advanced early warning missile defense systems. He holds a Bachelor of Science degree in Management from the United States Air Force Academy and a Masters of Science in Systems Management from the University of Southern California.

Rinaldi D. Pisani	41	Vice President, Information Assurance. Mr. Pisani joined the Company in 2000 as senior U.S. Army account manager and team lead. He was later promoted to Director of U.S. Army and DoD sales, and then to Vice President of Business Development for Information Assurance. Effective January 2010, Mr. Pisani was appointed to Vice President, Information Assurance. He provides oversight and management for information assurance solutions including Xacta IA Manager, Telos’ IT GRC solution, and IA services offerings for customers in the DoD, federal agencies, and the intelligence community. Prior to joining the Company, Mr. Pisani held several positions with Westwood Computer, leaving as their national government sales manager. Mr. Pisani is a graduate of Georgetown University, with a B.S. in Foreign Service, International Economics. He is a member of the Armed Forces Communications and Electronics Association (AFCEA) and the Association of the United States Army (AUSA).

Name	Age	Biographical Information

Mark Griffin	50	President, General Manager, Telos ID. Mr. Griffin joined the Company in 1984 as program manager. He was promoted to Vice President for the Company’s Traditional Business Division in January 2004 and to Vice President, Identity Management, effective January 2007. He was appointed in April 2007 to head the newly formed Telos ID. Mr. Griffin has over 20 years experience in government IT contracting, materials management and systems integration projects in the electronics and communications fields. He has been involved in day-to-day operations of and has had overall management responsibility for many of Telos’ most critical programs for the Army, Navy, Federal Aviation Administration, DMDC, General Services Administration and Immigration and Naturalization Services. Mr. Griffin holds a Bachelor of Science in Engineering from Virginia Polytechnic Institute and State University.

David S. Easley	39	Controller. Mr. Easley joined the Company in April 2005 as Director of Finance & Accounting. In October 2005, Mr. Easley was promoted to Controller. Prior to joining the Company, Mr. Easley held various positions, including Controller for Applied Predictive Technologies, Inc., a software and consulting company from 2000 until joining the Company; and Senior Accountant with Beers & Cutler PLLC in Washington, D.C. Mr. Easley is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Kentucky.

Francis M. Masters	65	Vice President, Secure Messaging Solutions. Mr. Masters joined the Company in 1999 as an automated message handling systems engineer and program manager and was appointed Vice President, Secure Messaging Solutions, in October 2005. Before joining Telos, Mr. Masters served in the U.S. Air Force for 20 years as an air intelligence officer, targeting officer and signals intelligence officer. He also has extensive experience as a systems architect and project engineer and served as Vice President of Communications Systems at California Microwave Inc., now the California Microwave Systems division of Northrop Grumman, between February 1987 and July 1999. Mr. Masters earned a Bachelor of Arts in government and economics from the University of North Texas in 1966 and attended the Law School at the University of Houston beginning in 1967. Additionally, he is a graduate of the Air Force School of Applied Crypotologic Sciences and the U.S. Air Force’s Squadron Officer School and Air Command and Staff College. He is a member of the Armed Forces Communications and Electronics Association.

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

Based on a review of the copies of reports received and on written representations from our reporting persons, we have determined that Mr. Maluda did not file a Form 3 and 4, until January 11, 2010 reporting, respectively, his election to the Board of Directors on October 5, 2009 and the acquisition of 80,000 shares of restricted Class A Common Stock on December 22, 2009. In addition, Mr. Pisani did not file a Form 3 until January 11, 2010, reporting his appointment to Vice President, Information Assurance effective January 1, 2010.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our employees, including the Chief Executive Officer, the Chief Financial Officer, and the Controller, which is available on our website at www.telos.com. In the event that we amend our Code of Ethics or grant a waiver from our restrictions to the Chief Executive Officer, the Chief Financial Officer or the Controller, we intend to provide this information on our website.

Shareholder Nominations

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

The primary objectives of the compensation program are:

•	To attract and retain highly talented and results-oriented executives who are critical to our long-term success and growth;

•	To align the goals of our key employees, including our named executive officers, with the best interests of the Company;

•	To reward performance; and

•	To achieve shareholder value.

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

The Compensation Committee approved a $75,000 increase for Mr. Wood, effective January 1, 2009, based on the excellent performance and results achieved by the Company in 2007 and 2008. The base salaries of the executives reporting directly to Mr. Wood (Messrs. Flaherty, Marino, and Williams, and Ms. Nakazawa) were not increased for the year 2009. However, as discussed below under “Perquisites,” effective January 1, 2009, car allowance of $12,000 per year, and health club allowance of $1,200 per year were included in the executives’ base salary which effectively resulted in a base salary increase. The table below sets forth such base salary changes.

Name	(1) 2009 Base Salary	(1) 2008 Base Salary	(2) Increase	Percentage Increase

John B. Wood	$538,200	$450,000	$88,200	19.6%
Michele Nakazawa	$293,200	$280,000	$13,200	4.7%
Michael P. Flaherty	$340,800	$327,600	$13,200	4.0%
Edward L. Williams	$351,200	$338,000	$13,200	3.9%
Brendan D. Malloy	$221,179	$207,979	$13,200	6.3%

(1)	Increase includes car allowance of $12,000 per year and health club allowance of $1,200 per year

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

For 2009, the bonus plan had two distinct pools: the quarterly bonus pool to award division business line management and their respective employees based on achievement of quarterly targets, and the management incentive plan pool which includes the executive officers and is paid on an annual basis after performance for the fiscal year is known. Awards under the management incentive plan to the executive officers are based upon achievement of annual performance metrics. The performance metric for 2009 was EBITDA, as adjusted for extraordinary expenses related to certain legal, regulatory, and accounting activities. This singular target was selected because the Company was transitioning its reselling business to that of an outside supplier which would impact several financial measurements. The Compensation Committee determined, as a result, that the adjusted EBITDA was the most critical financial indicator of the Company’s performance.

The adjusted EBITDA is evaluated based upon actual performance versus target. Actual achievement is measured and compared to the goal. As it relates to the management incentive plan pool, if the goal is exceeded, a guideline which can be adjusted by the committee is 20% of the over-achievement and is added to the pool and 80% retained by the Company. The Compensation Committee established $14.0 million of adjusted EBITDA as the target for 2009. Pursuant to the short-term incentive compensation plan and in accordance with actual 2009 over-achievement of the adjusted EBITDA target, the total earned 2009 bonus for both pools was funded at $4.4 million.

In 2007, the targets established for the short-term incentive compensation plan were greatly exceeded and resulted in the following bonuses paid and/or accrued for 2007: Mr. Wood $600,000; Mr. Williams $500,000; Mr. Flaherty $300,000; Ms. Nakazawa $270,000; and Mr. Malloy $200,000. Some portion of the accrued bonus was deferred and paid after year-end 2008. These amounts were as follows: Mr. Wood $150,000; Mr. Williams $100,000; Mr. Flaherty $50,000; and Ms. Nakazawa $50,000. In 2008, the following bonuses were paid and/or accrued: Mr. Wood $582,000; Mr. Williams $330,000; Mr. Flaherty $188,000; Ms. Nakazawa $240,000; and Mr. Malloy $180,000. In 2009, the following bonuses were paid and/or accrued: Mr. Wood $575,000; Mr. Williams $300,000; Mr. Flaherty $175,000; Ms. Nakazawa $230,000; and Mr. Malloy $200,000.

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

On March 10, 2008, the Board, at the recommendation of the Compensation Committee, approved the grant of up to 15,000,000 shares of restricted stock pursuant to the 2008 Omnibus Long-Term Incentive Plan, in exchange for the stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In June 2008, the Company exchanged stock options for restricted stock and granted the following additional shares of restricted stock to its named executive officers: Mr. Wood: 1,172,500 shares from exchanged options and 2,589,965 shares granted; Ms. Nakazawa: 10,000 shares from exchanged options and 690,250 shares granted; Mr. Flaherty: 635,000 shares from exchanged options and 230,000 shares granted; Mr. Williams: 480,300 shares from exchanged options and 594,700 shares granted; Mr. Malloy: 91,600 shares from exchanged options and 408,400 shares granted. In 2009, there were no restricted stock grants to the named executive officers.

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

•	Executive long-term care insurance ranging, depending on age, between $10,779 and $13,717 per year

•	Payment of golf club membership for business use, ranging between $4,445 and $25,575 per year

•	Home office expense reimbursement of up to $3,000 per year

•	Option to make charitable contributions ranging from $5,000 to $20,000 per year

•	Executive life insurance premiums in the following amounts per year: Mr. Wood $18,650; Mr. Flaherty $7,475; and Mr. Williams $945

Executive Officer Employment Agreements

We are a party to employment agreements with certain of our named executive officers, namely Mr. John B. Wood, President, CEO, Chairman and Director; Mr. Michael P. Flaherty, Executive Vice President, General Counsel and CAO; Mr. Robert J. Marino, Executive Vice President – Special Projects and Director; Mr. Edward J. Williams, Executive Vice President and COO; and Ms. Michele Nakazawa, Executive Vice President and CFO. The agreements of Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa are for a one-year term, and thereafter automatically renew for consecutive one-year periods unless terminated in accordance with the provisions thereof. The agreements provide for payment of a base salary, discretionary bonus (based upon our annual short-term incentive compensation and performance achievements of the Company and the executive), eligibility for stock option grants under our stock option plans, vacation days, and participation in all plans that we maintain, including, without limitation, pension, profit-sharing or other retirement plans, life, accident, disability, medical, hospital or similar group insurance programs and any other benefit plan, subject to the normal terms and conditions of such plans.

According to the employment agreements with Messrs. Wood, Flaherty and Williams, and Ms. Nakazawa, in case of termination of the respective executive without cause, or due to disability, or death, the employment agreements provide for (i) a lump-sum payment equivalent to the remaining unpaid portion of the executive’s salary for the period ending on the date of termination, (ii) a lump-sum payment for all accrued and unused vacation days, (iii) any other payments or benefits to be provided to the executive by us pursuant to any employee benefit plans or arrangements adopted by us (to the extent such benefits are earned and vested or are required by law to be offered), (iv) in the case of Mr. Wood, a payment equivalent to 24 months of base salary then in effect, and for Mr. Flaherty, Mr. Williams, and Ms. Nakazawa a payment equivalent to 18 months base salary then in effect, payable in a lump sum or in accordance with our payroll cycle. In addition, each executive is also entitled to continued coverage under the medical, dental, short and long-term disability, and life insurance and other similar plans, as if the executive was still employed by the Company for 18 months for Messrs. Flaherty and Williams, and Ms. Nakazawa, and 24 months for Mr. Wood following termination. If, pursuant to the terms and conditions of such benefit programs, such continued coverage cannot be provided, each executive is entitled to payment of the cash equivalent of such benefits based on the terms and conditions of the programs then in place. Each executive is also entitled to immediate vesting of the unvested portion of any outstanding stock options.

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

2008 Changes to Executive Officer Employment Contracts

Effective December 11, 2008, we entered into amendments to the employment agreements (“Amendment”) with Messrs. Wood, Williams and Flaherty, and Ms. Nakazawa, to ensure compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”). Generally, the provisions in each Amendment regarding the performance of services and compensation remain the same, but the Amendments clarify the language to alleviate any confusion in the existing agreement. The Amendment states that, in the case of termination without cause, death or disability, the unvested portion of any outstanding stock option and any outstanding share of restricted stock would immediately vest notwithstanding any contrary terms in any restricted stock agreement applicable to such executive. Also, any bonus which has been earned by the executive but which remains unpaid as of the date of the executive’s termination of employment shall be paid to the executive at such time and in such manner as if the executive had continued to be employed by us. In addition, in the event of termination following a change in control, the executive would receive compensation equivalent to the amount payable in the case of a termination without cause.

Effective December 11, 2008, the Company is a party to a new agreement with Mr. Robert Marino. The new agreement contains terms that are consistent with the terms and conditions of the other executives. In case of termination without cause, disability, death, or following a termination after change in control for any reason, the new employment agreement provides for (i) a lump-sum payment equivalent to the remaining unpaid portion of Mr. Marino’s salary for the period ending on the date of termination, (ii) any bonus which has been earned by Mr. Marino but which remains unpaid as of the date of his employment termination, paid at such time and in such manner as if he had continued to be employed by the Company, (iii) a lump-sum payment for all accrued and unused vacation days, (iv) any other payments or benefits to be provided to Mr. Marino by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) for 3 months following termination, and (v) a payment equivalent to 3 months of base salary then in effect, payable in a lump sum or in accordance with the Company’s payroll cycle and subject to the requirements of Section 409A. Accordingly, Mr. Marino would receive payment equivalent to 3 months of annual base salary of $150,000. The definition of “cause” and “disabled” are the same as the agreements with the other executives. In the case of termination for cause or if Mr. Marino terminates the agreement for any reason, he would only be entitled to receive (i) a lump-sum payment equivalent to the remaining unpaid portion of his salary for the period ending on the date of termination, (ii) any bonus which has been earned by Mr. Marino but which remains unpaid as of the date of his employment termination, paid at such time and in such manner as if he had continued to be employed by the Company, (iii) a lump-sum payment for all accrued and unused vacation days, and (iv) any other payments or benefits to be provided to Mr. Marino by the Company pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) through the date of termination.

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

401(k) Savings Plan (“Telos Shared Savings Plan”). We sponsor a defined contribution employee savings plan which enables employees to contribute a certain percentage of their base salary to their savings plan accounts on a pre-tax basis, subject to federal tax limitations under the Internal Revenue Code. Presently, we match one half of employee contributions to the Telos Shared Savings Plan up to a maximum of 3% of such employee’s yearly base salary. Participant contributions vest immediately; Company contributions vest at the rate of 20% for each year, with full vesting to occur after completion of five years of service. For additional information concerning the Telos Shared Savings Plan, see also Note 10 - Stockholders’ Equity, Option Plan, and Employee Benefit Plan.

Compensation Committee Interlocks and Insider Participation

None of the individuals that served as a member of the Compensation Committee during the fiscal year ended December 31, 2009 were at any time officers or employees of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of a board of directors or compensation committee of any entity that has one or more of the entity’s executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Submitted by the Management Development and Compensation Committee of the Board,

William M. Dvoranchik

David Borland

Bruce R. Harris

The following table summarizes the compensation earned for the years ended December 31, 2009, 2008 and 2007 by the chief executive officer, chief financial officer, and the three other most highly-compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Restricted Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)		All Other Compensation (15)	Total

John B. Wood	2009	$535,625	$—	$575,000	(3)	$55,977	$1,166,602
Chairman, President and CEO	2008	450,000	37,625	582,000	(4)	313,791	1,383,416
	2007	429,167	—	600,000	(5)	57,742	1,086,909

Michele Nakazawa	2009	293,750	—	230,000	(3)	24,533	548,283
Executive V.P. and CFO	2008	255,625	7,003	240,000	(6)	36,679	539,307
	2007	231,875	—	270,000	(7)	36,602	538,477

Michael P. Flaherty	2009	341,350	—	175,000	(3)	43,916	560,266
Exec. V.P., General Counsel And CAO	2008	324,975	8,650	188,000	(8)	101,929	623,554
	2007	314,376	—	300,000	(9)	66,650	681,026

Edward L. Williams	2009	351,750	—	300,000	(3)	36,878	688,628
Exec. V.P. and COO	2008	355,292	10,750	330,000	(10)	93,610	769,652
	2007	322,084	—	501,500	(11)	58,092	881,676

Brendan D. Malloy	2009	221,729	—	200,000	(12)	27,893	449,621
Senior V.P. – Secure Networks	2008	206,317	5,000	180,000	(13)	34,015	425,332
	2007	198,958	—	200,000	(14)	35,623	434,581

(1)	Represents the dollar amount of reported taxable income for the shares issued under the 2008 Plan based on the issuance price of $0.01 per share for all shares issued. See assumptions made in the valuation of these awards for financial statement reporting purposes in accordance with ASC 718 in Note 1 – Summary of Significant Accounting Policies.
(2)	Amounts reported in this category relate to payments pursuant to the short-term incentive compensation plan
(3)	Amount earned in 2009; to be paid in 2010
(4)	Amount earned in 2008; $582,000 paid in 2009
(5)	Amount earned in 2007; $450,000 paid in 2008; $150,000 paid in 2009
(6)	Amount earned in 2008; $25,000 paid in 2008; $215,000 paid in 2009
(7)	Amount earned in 2007; $25,000 paid in 2007; $195,000 paid in 2008; $50,000 paid in 2009
(8)	Amount earned in 2008, $25,000 paid in 2008; $163,000 paid in 2009
(9)	Amount earned in 2007; $25,000 paid in 2007; $225,000 paid in 2008; $50,000 paid in 2009
(10)	Amount earned in 2008; $330,000 paid in 2009
(11)	Amount earned in 2007; $101,500 paid in 2007 which included $1,500 anniversary bonus; $300,000 paid in 2008; $100,000 paid in 2009
(12)	Amount earned in 2009; $105,000 paid in 2009; $95,000 to be paid in 2010
(13)	Amount earned in 2008; $50,000 paid in 2008; $130,000 paid in 2009
(14)	Amount earned in 2007; $60,000 paid in 2007; $140,000 paid in 2008
(15)	Amounts presented consist of the following:

Name	Year	Car Allowance[1]	Health Club Allowance[1]	Life Insurance and Long- Term Disability Premiums	Savings Plan Company Match	Golf Club Membership	Long- Term Care	Other[2]	Total All Other Compensation

John B. Wood	2009	$—	$—	$19,058	$7,350	$18,790	$10,779	$—	$55,977
	2008	12,000	1,200	19,058	6,900	12,915	10,779	250,939	313,791
	2007	12,000	1,200	1,708	6,750	25,305	10,779	—	57,742

Michele Nakazawa	2009	—	—	408	7,350	2,683	11,735	2,357	24,533
	2008	12,000	1,200	399	6,900	4,445	11,735	—	36,679
	2007	12,000	1,200	272	6,750	4,645	11,735	—	36,602

Michael P. Flaherty	2009	—	—	7,883	7,350	11,850	13,717	3,116	43,916
	2008	12,000	1,200	7,883	6,900	12,792	13,717	47,438	101,929
	2007	12,000	1,200	7,883	6,750	25,100	13,717	—	66,650

Edward L. Williams	2009	—	—	1,353	7,350	13,625	11,214	3,336	36,878
	2008	12,000	1,200	1,353	6,900	6,657	11,214	54,287	93,610
	2007	12,000	1,200	1,353	6,750	25,575	11,214	—	58,092

Brendan D. Malloy	2009	—	—	354	7,350	6,470	10,456	3,263	27,893
	2008	12,000	1,200	340	6,900	—	10,456	3,119	34,015
	2007	12,000	1,200	297	6,750	4,920	10,456	—	35,623

[1]	included in base salary beginning in 2009
[2]	vacation cash-out for 2008

Potential Payments Upon Termination

As disclosed above, the Company has entered into employment agreements with each of the named executive officers which provide for potential payments upon termination. The table below summarizes the potential payouts to Messrs. Wood, Flaherty, Williams, Malloy and Ms. Nakazawa, for the termination events described above assuming such termination occurred on December 31, 2009, the last business day of the Company’s last completed fiscal year.

John B. Wood	Salary Continuation for 24 Months	2009 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2009	Continuation of Medical/ Welfare Benefits for 24 Months	Cash Equivalent of Company Match to 401(k) for 24 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2009
Termination without cause	$1,076,400	$575,000	$62,100	$83,886	$14,700	$1,812,086	3,762,465	[a]
Termination due to disability	1,076,400	575,000	62,100	83,886	14,700	1,812,086	3,762,465	[a]
Termination due to death	1,076,400	575,000	62,100	83,886	14,700	1,812,086	3,762,465	[a]
Termination for cause	—	575,000	62,100	—	—	637,100	1,881,233	[b]
Voluntary termination	—	575,000	62,100	—	—	637,100	1,881,233	[b]

Michele Nakazawa	Salary Continuation for 18 Months	2009 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2009	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2009
Termination without cause	$439,800	$230,000	$28,192	$41,722	$11,025	$750,739	700,250	[a]
Termination due to disability	439,800	230,000	28,192	41,722	11,025	750,739	700,250	[a]
Termination due to death	439,800	230,000	28,192	41,722	11,025	750,739	700,250	[a]
Termination for cause	—	230,000	28,192	—	—	258,192	350,125	[b]
Voluntary termination	—	230,000	28,192	—	—	258,192	350,125	[b]

Michael P. Flaherty	Salary Continuation for 18 Months	2009 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2009	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2009
Termination without cause	$511,200	$175,000	$32,769	$52,681	$11,025	$782,675	865,000	[a]
Termination due to disability	511,200	175,000	32,769	52,681	11,025	782,675	865,000	[a]
Termination due to death	511,200	175,000	32,769	52,681	11,025	782,675	865,000	[a]
Termination for cause	—	175,000	32,769	—	—	207,769	432,500	[b]
Voluntary termination	—	175,000	32,769	—	—	207,769	432,500	[b]

Edward L. Williams	Salary Continuation for 18 Months	2009 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2009	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2009
Termination without cause	$526,800	$300,000	$33,769	$45,221	$11,025	$916,815	1,075,000	[a]
Termination due to disability	526,800	300,000	33,769	45,221	11,025	916,815	1,075,000	[a]
Termination due to death	526,800	300,000	33,769	45,221	11,025	916,815	1,075,000	[a]
Termination for cause	—	300,000	33,769	—	—	333,769	537,500	[b]
Voluntary termination	—	300,000	33,769	—	—	333,769	537,500	[b]

Brendan D. Malloy	Salary Continuation	2009 Bonus Earned but Unpaid	Accrued and Unused Vacation as of December 31, 2009	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2009
Termination without cause	$—	$95,000	$17,014	$—	$—	$112,014	250,000	[b]
Termination due to disability	—	95,000	17,014	—	—	112,014	250,000	[b]
Termination due to death	—	95,000	17,014	—	—	112,014	250,000	[b]
Termination for cause	—	95,000	17,014	—	—	112,014	250,000	[b]
Voluntary termination	—	95,000	17,014	—	—	112,014	250,000	[b]

[a]	represents immediate vesting of restricted stock upon termination
[b]	represents 50% of total restricted stock held as of December 31, 2009

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

Compensation of Directors

Effective January 1, 2008, the Board of Directors adopted a structure for the annual compensation of the Board members which provides for the following annual compensation: $10,000 basic annual retainer plus the following annual fees for committee chairmen and members: $40,000 for the Audit Committee chairman; $25,000 for the Strategy Committee chairman; $20,000 for the respective chairman of the other committees; $20,000 for the members of the Audit Committee; $15,000 for the respective members of the Nominating and Corporate Governance Committee, the Strategy Committee, and the Government Security Committee; and $10,000 for the respective members of the Management Development and Compensation Committee, the Proxy Board (we operate under a Proxy Agreement which governs the relationship between the Company and the foreign shareholders that, directly and indirectly, own a majority stake in the Company. Pursuant to such Proxy Agreement, a Proxy Board has been established which consists of independent Board members Harris, Mahan, and Tuttle). Effective January 2010, the Special Litigation Committee was dissolved.

The following table summarizes the director compensation paid during the year ended December 31, 2009:

DIRECTOR COMPENSATION FOR 2009

Name	Fees Paid		Restricted Stock Shares

Bernard Bailey	$75,000	(2)	—
David Borland	55,000		—
William Dvoranchik	65,000	(2)	—
Seth W. Hamot	—		—
Bruce Harris	60,000		—
Charles Mahan	55,000		—
John W. Maluda	2,500	(3)	80,000
Robert J. Marino	—	(1)	—
Andrew R. Siegel	—		—
Jerry Tuttle	60,000		—
John B. Wood	—	(1)	—

	$372,500		80,000

(1)	Employee directors received no compensation for service as directors
(2)	Additionally, $5,000 was paid to Messrs. Bailey and Dvoranchik for representation on the board of Telos ID
(3)	Restricted shares granted in December 2009 under the 2008 Plan

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of March 31, 2010	Percent of Class

Class A Common Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	15,328,480 shares	45.6%

Class A Common Stock	John R.C. Porter Chalet Petit Monde 1936 Verbier Switzerland	473.322 shares	1.4%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares	10.9%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	1,681,960 shares (A)	41.7%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4th Floor London W1J 6BQ England	420,490 shares (A)	10.4%

Class B Common Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	1,186,720 shares	29.4%

Class B Common Stock	Hare & Company c/o INVESCO Asset Management Limited 30 Finsbury Square London EC2A 1AG England	669,888 shares	16.6%

Class A Common Stock	John B. Wood	3,811,113 shares (B)	11.3%
Class A Common Stock	Michael P. Flaherty	871,824 shares (B)	2.6%
Class A Common Stock	Edward L. Williams	1,177,521 shares (B)	3.5%
Class A Common Stock	Michele Nakazawa	700,948 shares (B)	2.1%
Class A Common Stock	Brendan D. Malloy	505,866 shares (B)	1.5%
Class A Common Stock	Robert J. Marino	1,003,644 shares (B)	3.0%
Class A Common Stock	Bernard C. Bailey	80,000 shares (C)	0.2%
Class A Common Stock	David Borland	100,000 shares (C)(D)	0.3%
Class A Common Stock	William M. Dvoranchik	80,000 shares (C)	0.2%
Class A Common Stock	Seth W. Hamot	—	—
Class A Common Stock	Bruce R. Harris	80,000 shares (C)	0.2%
Class A Common Stock	Charles S. Mahan, Jr.	80,000 shares (C)	0.2%
Class A Common Stock	John W. Maluda	80,000 shares (E)	0.2%
Class A Common Stock	Andrew R. Siegel	—	—
Class A Common Stock	Jerry O. Tuttle	80,000 shares (C)	0.2%
Class A Common Stock	All officers and directors As a group (23 persons)	10,284,043 shares (F)	30.6%

Series A-1 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	99 shares	7.9%

Series A-1 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	140 shares	11.2%

Series A-1 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	908 shares	72.6%

Series A-2 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	139 shares	7.9%

Series A-2 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	196 shares	11.2%

Series A-2 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva, Switzerland	1,271 shares	72.6%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners Timothy G. Ewing 4514 Cole Avenue, Suite 808 Dallas, TX 75205	501,317 shares (G)	15.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. Wynnefield Capital Management, LLC Wynnefield Capital, Inc. Nelson Obus Joshua Landes 450 Seventh Avenue, Suite 509 New York, NY 10123	373,500 shares (H)	11.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 50 Monument Road, Suite 201 Bala Cynwyd, PA 19004	162,722 shares (I)	5.1%

12% Cumulative Exchangeable Redeemable Preferred Stock	Victor Morgenstern Faye Morgenstern Judd Morgenstern Morningstar Trust - Faye Morgenstern Trustee 106 Vine Avenue Highland Park, IL 60035	182,000 (J)	5.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Costa Brava Partnership III, LP Roark, Rearden & Hamot, LLC Seth W. Hamot White Bay Capital Management, LLC Andrew R. Siegel 237 Park Avenue, Suite 800 New York, NY 10017	521,287 (K)	16.4%

(A)	Graphite Enterprise Trust PLC and Graphite Enterprise Trust LP did not provide us with the addresses of the respective beneficial owners.
(B)	Messrs. Wood, Marino and Williams directly hold 8,392; 2,052 and 70,976 shares of our Class A Common Stock, respectively. In addition, the common stock holdings of Messrs. Wood, Flaherty, Williams, Malloy, Marino and Ms. Nakazawa include 40,981; 7,363; 32,099; 6,223; 26,991 and 1,170 shares of our Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Additionally, in June 2008, as a result of the 2008 Omnibus Long-Term Incentive Plan, Messrs. Wood, Flaherty, Williams, Malloy, Marino and Ms. Nakazawa hold 3,762,465; 865,000; 1,075,000; 500,000; 975,000 and 700,250 shares of our restricted Class A Common Stock, respectively.
(C)	These holdings are comprised of restricted Class A Common Stock granted in September 2008 under the 2008 Omnibus Long-Term Incentive Plan.
(D)	Mr. Borland holds options to acquire 20,000 shares of our Class A Common Stock, which are exercisable within 60 days of March 1, 2010.
(E)	These holdings are comprised of restricted Class A Common Stock granted in December 2009 under the 2008 Omnibus Long-Term Incentive Plan.
(F)	The common stock holdings of our executive officers and directors as a group include 100,220 shares of our Class A Common Stock held directly; 182,758 shares of our Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan, and 9,981,065 shares of restricted Class A Common Stock issued under the 2008 Omnibus Long-Term Incentive Plan.
(G)	Value Partners Ltd. (“VP”), Ewing & Partners (“E&P”), and Timothy G. Ewing filed a joint Schedule 13D indicating that they may act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act. Each of the reporting persons disclosed that it might be deemed to beneficially own the aggregate of 501,317 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, VP has the sole power to vote or direct the vote and the sole power to dispose and to direct the disposition of, and E&P and Timothy G. Ewing have the shared power to vote or direct the vote and the shared power to dispose and to direct the disposition of 501,317 shares.
(H)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Mr. Nelson Obus and Mr. Joshua H. Landes filed a joint Schedule 13D indicating that they may be deemed to act as a “group” within the meaning of Section 13(d) of the Securities Exchange Act and that such group might be deemed to beneficially own the aggregate of 373,500 shares of the Public Preferred Stock held of record by the reporting persons collectively. According to the Schedule 13D, WCM is the sole general partner of WPSCV and WPSCVI and has the sole power to direct the voting and disposition of the shares beneficially owned by WPSCV and WPSCVI. Messrs. Obus and Landes are the co-managing members of WCM and each shares with the other the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of WSCVOF and has the sole power to direct the voting and disposition of the shares that WSCVOF beneficially owns. Messrs. Obus and Landes are executive officers of WCI and each shares with the other the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Mr. Obus is the general partner of CP and has the sole power to direct the voting and disposition of the shares beneficially owned by CP. WPSCV has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 131,800 shares. WSCVOF has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares. WPSCVI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 142,800 shares. CP has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares. Mr. Obus has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 13,500 shares, and shared power to vote or direct the vote and the sole power to dispose or direct the disposition of 360,000 shares. Mr. Landes has shared power to vote or direct the vote and the shared power to dispose or direct the disposition of 360,000 shares. WCM has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 274,600 shares. WCI has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 85,400 shares.
(I)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen filed a joint Schedule 13G/A indicating that ACM has the shared power to vote or to direct the vote and the shared power to dispose or to direct the disposition of 110,146 shares; MG has the sole power to vote or to direct the vote and the sole power to dispose or to direct the disposition of 45,143 shares, and Mr. Cohen has the sole power to dispose or to direct the disposition of 7,433 shares.
(J)	Victor Morgenstern (“VM”), Faye Morgenstern (“FM”), Judd Morgenstern (“JM”), Jennifer Morgenstern Irrevocable Trust (“Jennifer Trust”), Robyn Morgenstern Irrevocable Trust (“Robyn Trust”), and Judd Morgenstern Irrevocable Trust (“Judd Trust”), filed a joint Schedule 13D/A indicating that VM has the sole power to vote and dispose of 50,000 shares, and shared power to dispose of 132,000 shares; FM has the sole power to vote or direct the vote of 17,000 shares and shared power to dispose or direct the disposition of 92,000 shares; JM has the sole power to vote or direct the vote of 40,000 shares and shared power to dispose or direct the disposition of 115,000 shares; Jennifer Trust has the sole power to vote or direct the vote of 25,000 shares and shared power to dispose or direct the disposition of 25,000 shares; Robyn Trust has the sole power to vote or direct the vote of 25,000 shares and shared power to dispose or direct the disposition of 25,000 shares; and Judd Trust has the sole power to vote or direct the vote of 25,000 shares and shared power to dispose or direct the disposition of 25,000 shares.

(K)	Costa Brava Partnership III, LP (“CBP”), Roark, Rearden & Hamot, LLC (“RRH”), White Bay Capital Management, LLC (“WBCM”). Mr. Seth W. Hamot and Mr. Andrew R. Siegel filed a joint Schedule 13D indicating that CBP has the sole power to vote or to direct the vote and to dispose or direct the disposition of 506,811 shares; RRH, WBCM and Mr. Hamot have the shared power to vote or to direct the vote and dispose or direct the disposition of 506,811 shares; Mr. Siegel has the sole power to vote or direct the vote and to dispose or direct the disposition of 14,476 shares, and the shared power to vote and dispose or direct the vote or disposition of 506,811 shares.
(L)	Brown Advisory Holdings Incorporated (“BAHI”), in its capacity as a parent holding company, Brown Advisory Securities, LLC (“BAS”), and Brown Investment Advisory & Trust Company (“BIATC”) filed a joint schedule 13G/A indicating that 322,631 shares are owned by the clients of BAS and 1,300 shares are owned by the clients of BIATC. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. BAHI has the sole power to dispose or to direct the disposition of 1,300 shares; BAHI and BAS have the shared power to dispose or to direct the disposition of 322,631 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Mr. John R.C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $260,000 for 2008 and 2007 pursuant to this agreement, which amounts were determined by negotiation we conducted with Mr. Porter. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for 2009, 2008, and 2007 were $221,000, $220,000, and $205,000 respectively.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of our Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in Telos ID. Such ownership interest was sold in the fourth quarter of 2008.

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

Pursuant to the independence standards set forth above, and consistent with the Proxy Statement adopted by the Board on October 5, 2009, the Board has determined that the following directors meet our independence standards and therefore are independent: Bernard C. Bailey, David Borland, William M. Dvoranchik, Bruce R. Harris, Charles S. Mahan, John W. Maluda, and Jerry O. Tuttle. The Board has determined that the following directors are not independent: Seth W. Hamot, Robert J. Marino, Andrew R. Siegel, and John B. Wood.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services billed to us by BDO Seidman, LLP for the year ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

BDO Seidman, LLP:
Audit fees	$564,000	$605,000
Audit-related fees	—	—
Tax fees (1)	4,000	25,000
All other fees	—	—

Total	$568,000	$630,000

(1)	represent fees related to the review of federal and state income tax returns.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 25.

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1987)
3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)
3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)
3.6	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992 (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)
3.7	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Form 10-K report for the year ended December 31, 1995)
3.8	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)
4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)
4.2	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)
10.1	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between the Company and Sir Leslie Porter (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.2	Series B Senior Subordinated Secured Note due October 1, 2000 as of October 13, 1995 between the Company and Toxford Corporation (Incorporated by reference to Exhibit 10.64 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.3	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between the Company and Sir Leslie Porter (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.4	Series C Senior Subordinated Unsecured Note due October 1, 2000 as of October 13, 1995 between the Company and Toxford Corporation (Incorporated by reference to Exhibit 10.71 filed with the Company’s Form 10-Q report for the quarter ended September 30, 1995)
10.5	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company’s Form 10-Q report for the quarter ended March 31, 1996)
10.6	Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.98 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.7	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.99 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.8	Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.100 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.9	Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.101 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.10	Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.102 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.11	Membership Interest Purchase & Assignment Agreement and Other Related Transaction Documents among the Company, Telos Identity Management Solutions, LLC and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2007)
10.12	Telos Corporation 2008 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.13	Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated March 31, 2008 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.14	Amended and Restated Subordination Agreement between Wells Fargo Foothill, Inc., Subordinated Noteholders, and U.S. Bank National Association, dated April 4, 2008 (Incorporated by reference to Exhibit 10.14 filed with the Company’s Form 10-K report for the year ended December 31, 2008)
10.15	Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Smaller Companies Investment Trust PLC, dated April 14, 2008 (Incorporated by reference to Exhibit 10.15 filed with the Company’s Form 10-K report for the year ended December 31, 2008)
10.16	Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Value LLP A/C B, dated April 14, 2008 (Incorporated by reference to Exhibit 10.16 filed with the Company’s Form 10-K report for the year ended December 31, 2008)
10.17	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Smaller Companies Investment Trust PLC, dated April 6, 2008 (Incorporated by reference to Exhibit 10.17 filed with the Company’s Form 10-K report for the year ended December 31, 2008)
10.18	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Value LLP A/C B, dated April 6, 2008 (Incorporated by reference to Exhibit 10.18 filed with the Company’s Form 10-K report for the year ended December 31, 2008)
10.19	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated March 13, 2008 (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-K report for the year ended December 31, 2008)
10.20	Waiver and First Amendment to the Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated August 26, 2008 (Incorporated by reference to Exhibit 10.23 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.21	Amendment to Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.24 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.22	Amendment to Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.25 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.23	Amendment to Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.26 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.24	Amendment to Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.27 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.25	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.26	Waiver under Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated August 25, 2008 (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.27	Waiver under Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Foothill, Inc. dated December 12, 2008 (Incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
21*	List of subsidiaries of Telos Corporation
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32*	Certification pursuant to 18 USC Section 1350.

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board

Date:	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood
John B. Wood	Chief Executive Officer and Chairman of the Board	March 31, 2010

/s/ Michele Nakazawa
Michele Nakazawa	Chief Financial Officer	March 31, 2010

/s/ Bernard C. Bailey
Bernard C. Bailey	Director	March 31, 2010

/s/ David Borland
David Borland	Director	March 31, 2010

/s/ William M. Dvoranchik
William M. Dvoranchik	Director	March 31, 2010

Seth W. Hamot	Director

/s/ Bruce R. Harris
Bruce R. Harris, Lt. Gen., USA (Ret.)	Director	March 31, 2010

/s/ Charles S. Mahan, Jr.
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)	Director	March 31, 2010

/s/ John W. Maluda
John W. Maluda, Major Gen,, USAF (Ret)	Director	March 31, 2010

/s/ Robert J. Marino
Robert J. Marino	Director	March 31, 2010

Andrew R. Siegel	Director

/s/ Jerry O. Tuttle
Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	March 31, 2010