Form 10-Q
period 2010-03-31
TELOS CORP
filed 2010-05-17
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

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

As of May 7, 2010, the registrant had outstanding 33,616,451 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Revenue
Products	$32,557	$23,715
Services	36,291	26,965

	68,848	50,680
Costs and expenses
Cost of sales - Products	29,344	20,536
Cost of sales - Services	30,245	22,091
Selling, general and administrative expenses	8,177	8,268

Operating income (loss)	1,082	(215)
Other income (expenses)
Other income	25	31
Interest expense	(1,688)	(1,783)

Loss before income taxes	(581)	(1,967)
Benefit for income taxes (Note 8)	321	1,393

Net loss	(260)	(574)

Less: Net (loss) income attributable to non-controlling interest (Note 2)	(96)	38

Net loss attributable to Telos Corporation	$(164)	$(612)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS

Current assets (Note 6)
Cash and cash equivalents	$148	$78
Accounts receivable, net of reserve of $437 and $363, respectively	37,130	52,800
Inventories, net of obsolescence reserve of $263 and $241, respectively	10,956	32,612
Deferred income taxes	1,190	1,190
Deferred program expenses	1,741	6,429
Other current assets	2,801	3,294

Total current assets (Note 6)	53,966	96,403

Property and equipment, net of accumulated depreciation of $18,892 and $18,567, respectively	6,470	6,681
Deferred income taxes, long-term	1,556	1,556
Other assets	302	287

Total assets (Note 6)	$62,294	$104,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2010 (Unaudited)	December 31, 2009
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$26,377	$61,799
Accrued compensation and benefits	4,847	5,914
Deferred revenue	4,279	8,840
Capital lease obligations – short-term	859	832
Other current liabilities	4,026	4,918

Total current liabilities	40,388	82,303

Senior revolving credit facility (Note 6)	8,222	9,198
Senior subordinated notes (Note 6)	4,179	4,179
Capital lease obligations	6,673	6,896
Senior redeemable preferred stock (Note 7)	10,399	10,294
Public preferred stock (Note 7)	101,938	100,983

Total liabilities	171,799	213,853

Commitments, contingencies and subsequent event (Note 9)	—	—

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive income	21	17
Accumulated deficit	(109,616)	(109,452)

Total Telos stockholders’ deficit	(109,414)	(109,254)

Non-controlling interest in subsidiary (Note 2)	(91)	328

Total stockholders’ deficit	(109,505)	(108,926)

Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$62,294	$104,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(260)	$(574)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Dividends and accretion of preferred stock as interest expense	1,060	1,060
Depreciation and amortization	405	353
Amortization of debt issuance costs	26	51
Deferred income tax benefit	—	(1,393)
Other noncash items	93	95
Changes in other operating assets and liabilities	1,573	(2,458)

Cash provided by (used in) operating activities	2,897	(2,866)

Investing activities:
Purchases of property and equipment	(193)	(466)

Cash used in investing activities	(193)	(466)

Financing activities:
Proceeds from senior credit facility	80,854	55,569
Repayments of senior credit facility	(81,830)	(51,187)
Decrease in book overdrafts	(1,143)	(149)
Payments under capital lease obligations	(196)	(135)
Payment of debt issuance costs	—	(150)
Distributions to non-controlling interest	(323)	(447)

Cash (used in) provided by financing activities	(2,638)	3,501

Effect of exchange rate changes on cash and cash equivalents	4	(3)

Increase in cash and cash equivalents	70	166
Cash and cash equivalents at beginning of period	78	22

Cash and cash equivalents at end of period	$148	$188

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$647	$714

Income taxes	$264	$100

Noncash:
Interest on redeemable preferred stock	$1,060	$1,060

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

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company. We have also consolidated the results of operations of Telos Identity Management Solutions, LLC (“Telos ID”) (see Note 2 – Sale of Assets), and Teloworks, Inc. (“Teloworks”) (see Note 3 – Investment in Teloworks). All intercompany transactions have been eliminated in consolidation.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2009 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standard Board (“FASB”) that establishes accounting and reporting standards for non-controlling interests in a subsidiary in consolidated financial statements. In accordance with the requirements of this standard, we have provided a new presentation on the face of the condensed consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the condensed consolidated statements of operations for all periods presented. See Note 2 – Sale of Assets.

In preparing these condensed consolidated financial statements, we have evaluated subsequent events through the date that these condensed consolidated financial statements were issued.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-14”). The objective of this Update is to address the accounting for revenue arrangements that contain tangible products and software for which vendor-specific objective evidence of selling price does not exist. We are assessing the impact ASU No. 2009-14 will have on our condensed consolidated financial position, results of operations or cash flows when it becomes effective for our fiscal year beginning January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-13”). The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. We are assessing the impact ASU No. 2009-13 will have on our condensed consolidated financial position, results of operations or cash flows when it becomes effective for our fiscal year beginning January 1, 2011.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On May 28, 2009, the FASB issued guidance now codified as FASB ASC Topic 855 related to subsequent events (“ASC 855”). ASC 855 introduces the concept of financial statements being available to be issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 regarding ASC Topic 855 “Subsequent Events.” This ASU removes the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and was effective upon its issuance. We adopted the ASU upon issuance. The adoption did not have an impact on our condensed consolidated financial position, results of operations or cash flows.

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes or assets instead of by major categories of assets. We are assessing the impact ASU No. 2010-06 will have on our condensed consolidated financial position, results of operations or cash flows.

Revenue Recognition

Revenues are recognized in accordance with ASC 605-10-S99, “Revenue Recognition.” We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Secure Networks – We provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance – We provide Xacta Information Assurance Manager software and services to our customers. The software and accompanying services fall within the scope of ASC 985-605, as fully discussed above. We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounts Receivable

Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts. Collectability of accounts receivable is regularly reviewed based upon management’s knowledge of the specific circumstances related to overdue balances. The allowance for doubtful accounts is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory consisted of finished goods of $10.9 million and $31.9 million as of March 31, 2010 and December 31, 2009, respectively; and work-in-process of $0.3 million and $1.0 million as of March 31, 2010 and December 31, 2009, respectively.

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

As of March 31, 2010 and December 31, 2009, we had $321,000 and $316,000, respectively, of unrecognized tax benefits, which would have an effect on the effective tax rate, if recognized. Income taxes are provided based on the liability method for financial reporting purposes. For the periods ended March 31, 2010 and 2009, there were $5,000, and $0 of interest and penalties recorded and included in tax expense, respectively.

The provision for income taxes in interim periods is computed by applying the estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Other Comprehensive Income

Our functional currency is the U.S. Dollar. For one of our wholly owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Translation gain and losses are included in stockholders’ deficit as a component of accumulated other comprehensive income. Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	March 31, 2010	December 31, 2009

Cumulative foreign currency translation adjustment	$21	$17

Accumulated other comprehensive income	$21	$17

Reclassifications

Certain reclassifications have been made to the 2009 condensed consolidated financial statements to conform to the current period presentation.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Sale of Assets

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors (“Investors”) owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with ASC 505-10, we recognized a gain of $5.8 million, which was included in other income (expenses) on the consolidated statements of operations for the year ended December 31, 2007. As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000.

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profit or loss, which was a $144,000 loss and $57,000 profit for the quarter ended March 31, 2010 and 2009, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profit or loss, which was a $96,000 loss and $38,000 profit for the quarter ended March 31, 2010 and 2009, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the non-controlling interest under a new accounting standard issued by the FASB.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of the Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions shall be made to the members in the subsequent period only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the quarters ended March 31, 2010 and 2009, the Class B member received a total of $323,000 and $447,000, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	March 31, 2009
Non-controlling interest, beginning of period	$328	$563
Net (loss) income	(96)	38
Distributions	(323)	(447)

Non-controlling interest, end of period	$(91)	$154

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Investment in Teloworks

Effective as of January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all fundings to Teloworks as expense in our consolidated statement of operations since 2004, as the Teloworks balance sheet and operating results not already recorded were immaterial to our consolidated financial statements. Effective as of January 1, 2009, we account for the investment in Teloworks using the consolidation method. The effect of not previously consolidating Teloworks amounted to $160,000. This is immaterial to all prior periods as well as to the period in which it was reflected, the quarter ended March 31, 2009, as a decrease in the net loss attributable to the Company.

In 2008, Teloworks formed a wholly owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but has not generated significant revenue. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of March 31, 2010, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.9% of Enterworks. Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment to zero.

Pursuant to the amended Agreement for Services and Sublease with Enterworks, we subleased office space in our Ashburn facility and provided certain general, administrative and support services to Enterworks, for the amount of $180,000 for a period of one year, payable in 12 equal installments of $15,000 per month. We terminated the Agreement with Enterworks effective February 28, 2009, and accordingly, Enterworks relocated its corporate headquarters.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and expands disclosures about fair value measurements. The framework requires the valuation of financial instruments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following categories:

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

As of March 31, 2010 and December 31, 2009, we did not have any financial instruments with significant Level 3 inputs and we did not have any transfers in and out or purchases and sales of Level 3 financial instruments.

As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s senior subordinated debt was $4.2 million. As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s senior redeemable preferred stock was $10.4 million and $10.3 million, respectively. Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of these financial instruments remains consistent with those disclosed as of December 31, 2009, adjusted for the accrual of dividends on the senior redeemable preferred stock. As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s public preferred stock was $101.9 million and $101.0 million, respectively, and the estimated fair market value was $71.7 million and $63.7 million, respectively, based on quoted market prices.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of March 31, 2010 and December 31, 2009, the accounts payable and other accrued payables consisted of $18.9 million and $34.9 million, respectively, in trade account payables and $7.5 million and $26.9 million, respectively, in accrued trade payables.

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

As of March 31, 2010, the interest rate on the Facility was 7%. As of March 31, 2010, we had not elected the LIBOR rate option. For the three months ended March 31, 2010 and 2009, we incurred interest expense on the Facility in the amount of $0.2 million for each period.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of March 31, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. Accordingly, the Facility is classified as a noncurrent liability as of March 31, 2010.

At March 31, 2010 and December 31, 2009, we had outstanding borrowings of $8.2 million and $9.2 million, respectively, and unused borrowing availability of $8.6 million and $10.6 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 9.9% and 8.4% for the three months ended March 31, 2010 and 2009, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2010 and December 31, 2009, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $23.6 million and $22.7 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at March 31, 2010, and December 31, 2009. For each of the three months ended March 31, 2010 and 2009, we incurred interest expense in the amount of $0.2 million for each period, on the Notes.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following are maturities of obligations presented by year (in thousands):

	Year	Obligation Due

Senior Subordinated Notes	2011	$4,179	[1]
Senior Credit Facility	2011	$8,222	[2]

[1]

Pursuant to Section 17 of the Amended and Restated Subordination Agreement entered into in conjunction with the Facility, the senior subordinated note holders and the Company have extended the maturity date of the Notes to December 31, 2011.

[2]	Balance due represents balance as of March 31, 2010, however, the Senior Credit Facility is a revolving credit facility with fluctuating balances based on working capital requirements of the Company.

Warranty Liability

We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involve contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involve referrals to the OEM for service calls. Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of March 31, 2010 and December 31, 2009 was $1.7 million.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Due to the terms of the Facility and other contractual restrictions, we were precluded from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2010, the remaining 18.9% is also classified as noncurrent.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At March 31, 2010 and December 31, 2009, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.4 million and $7.3 million, respectively.

During the three months ended March 31, 2010 and 2009, we accrued senior redeemable preferred stock dividends of $0.1 million for each period, which were reported as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the effective interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock has been fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2010 and December 31, 2009 was 3,185,586, respectively. The stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2010. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $70.1 million and $69.1 million as of March 31, 2010 and December 31, 2009, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the quarters ended March 31, 2010 and 2009, dividends totaling $1.1 million each were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $101.9 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2010 and December 31, 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three months ended March 31, 2010 and 2009, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded approximately $0.3 million and $1.4 million income tax benefit for the three months ended March 31, 2010 and 2009, respectively.

We implemented the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $321,000 and $316,000 of unrecognized tax benefits required to be recorded as of March 31, 2010 and December 31, 2009, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2006 to 2009, has not been extended beyond applicable statute of limitations.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Commitments, Contingencies and Subsequent Event

Financial Condition and Liquidity

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo Foothill. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the first quarter of 2011. The Facility will expire September 30, 2011. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $13.6 million and $14.1 million as of March 31, 2010 and December 31, 2009, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of March 31, 2010, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On April 8, 2009, the Appellants filed a Petition for Writ of Certiorari to Court of Special Appeals with the Court of Appeals of Maryland. On June 12, 2009, the Court of Appeals of Maryland denied the Petition for Writ of Certiorari, stating that “there has been no showing that review by certiorari is desirable and in the public interest.” The oral arguments were held before the Maryland Court of Special Appeals on May 3, 2010. The court has yet to render a decision on the matter.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 12, 2010, the Class D Directors filed a Motion for the Advancement of Legal Fees and Expenses. The Class D Directors demand that the Company advance legal fees and expenses incurred in defending against the counterclaim brought by Telos. The Class D Directors allege that since they were party to a lawsuit by reason of their service as Company board members, they should be indemnified. The Class D Directors claim that Maryland law and the Company bylaws entitle them to indemnification. In the counterclaim filed by the Company on June 27, 2008, the Company sought a preliminary injunction to prevent further unlawful interference with the Company’s relationship with the former and current outside auditors, which eventually led to the resignation of the Company’s outside auditors at the time. The Company was successful in obtaining a preliminary injunction against the Class D Directors.

The Company filed its opposition brief on May 11, 2010. The Company states that the Plaintiffs failed to meet the basic statutory requirements of the law in seeking indemnification by failing to provide a written undertaking to repay advanced fees when it is determined that they are not entitled to indemnification and a written affirmation of their good faith in seeking indemnification. Nevertheless the Board of Directors did consider their request at two separate board meetings. The Plaintiffs were repeatedly asked “how Mr. Hamot and Mr. Siegel could contend in good faith that their conduct necessitating the Company’s counterclaim be considered conduct consistent with their fiduciary duty of loyalty to the Company and consistent with Maryland law.” The Plaintiffs failed to provide substantive answers, and subsequently the disinterested directors of the Board unanimously voted to deny the request for advancement of fees. In addition, the Company states that the Plaintiffs are not entitled to advancement of fees under Maryland law because the Company’s counterclaim was not related to the Plaintiff’s status as directors. The counterclaim did not arise because of a decision, vote or other such action taken by the Plaintiffs as a director but rather from their wrongful and tortuous interference with vital company relationships as part of an investment strategy pursued for their own benefit and in utter disregard of their status as directors of the Company. To date, no hearing date has been set.

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

Subsequent Event

On May 17, 2010, the Company and Wells Fargo Capital Finance (formerly Wells Fargo Foothill, Inc.) amended the Wells Fargo Facility (“Facility”). The amendment includes several modifications, including the extension of the Facility through May 2014, an increase in the total amount available under the Facility to $30 million, reduced fees and interest rates, and the addition of a term loan component of $7.5 million. Concurrent with the closing of the amendment, $4.2 million of the proceeds of the term loan were paid to the holders of the Senior Subordinated Notes (“Notes”), in full repayment of the principal and accrued but unpaid interest through the date of the closing. The holders of the Notes waived the prepayment premium to which the holders would have otherwise been entitled resulting from such an early repayment of the Notes.

Note 10. Related Party Transactions

Mr. John R.C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three months ended March 31, 2010 and 2009 were $69,000 and $40,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the SEC.

General

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

Backlog

Our total backlog was $591.8 million and $675.9 million at March 31, 2010 and 2009, respectively. Backlog was $665.6 million at December 31, 2009.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2010 and 2009 was $84.4 million and $172.6 million, respectively. Funded backlog was $156.8 million at December 31, 2009.

Consolidated Results of Operations (Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company (collectively, the “Company” or “We”). We have also consolidated the results of operations of Telos ID (see Note 2 – Sale of Assets) and Teloworks (see Note 3 – Investment in Teloworks). All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenue	100.0%	100.0%
Cost of sales	86.6	84.1
Selling, general and administrative expenses	11.8	16.3

Operating income (loss)	1.6	(0.4)

Interest expense, net	(2.4)	(3.5)

Loss before income taxes	(0.8)	(3.9)
Benefit for income taxes	0.5	2.8

Net loss	(0.3)	(1.1)
Less: Net (loss) income attributable to non-controlling interest	(0.1)	0.1

Net loss attributable to Telos Corporation	(0.2)%	(1.2)%

Revenue increased by 35.8% to $68.8 million for the first quarter of 2010, from $50.7 million for the same period in 2009. Such increase primarily consists of an increase of $22.1 million in sales of Secure Networks solutions from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract and the U.S. Army ADMC-2 contract. Product revenue increased to $32.6 million for the first quarter of 2010 from $23.7 million for the same period in 2009, primarily attributable to an increase in sales of $12.4 million of Secure Networks solutions, offset by decreases in sales of $3.4 million of Identity Management solutions. Services revenue increased to $36.3 million for the first quarter of 2010 from $27.0 million for the same period in 2009, primarily attributable to increases in sales of $9.7 million of Secure Networks solutions and $1.1 million of Secure Messaging solutions, offset by decreases in sales of $1.3 million of Information Assurance solutions and $0.3 million of Identity Management solutions. The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Cost of sales increased by 39.8% to $59.6 million for the first quarter of 2010 from $42.6 million for the same period in 2009, primarily due to increases in revenue of $18.2 million, coupled with an increased cost of sales as a percentage of revenue of 2.5%. Cost of sales for product increased by $8.8 million, and as a percentage of product revenue increased by 3.5%, due to decreased sales of Telos manufactured technology solutions in Secure Networks solutions. Cost of sales for services increased by $8.1 million; and as a percentage of services revenue increased by 1.4%, due to a change in the mix of the programs and nature of certain Telos-installed solutions in Secure Networks solutions. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 15.0% to $9.3 million for the first quarter of 2010 from $8.1 million for the same period in 2009. Gross margin decreased to 13.4% in the first quarter of 2010, from 15.9% for the same period in 2009. Product gross margin decreased to 9.9% from 13.4% due primarily to decreased sales of Telos manufactured technology solutions as noted above. Services gross margin decreased to 16.7% from 18.1% due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense (“SG&A”) decreased by 1.1% to $8.2 million for the first quarter of 2010, from $8.3 million for the same period in 2009, primarily attributable to decreases of $0.1 million in outside services and $0.3 million in audit fees, offset by increases of $0.2 million in labor costs.

Operating income for the first quarter of 2010 was $1.1 million, compared to $0.2 million operating loss for the same period in 2009, due primarily to the $1.2 million increase in gross profit resulting from a change in the mix of the solutions sold, and a decrease of $0.1 million in SG&A expense as noted above.

Interest expense decreased 5.3% to $1.7 million for the first quarter of 2010, from $1.8 million for the same period in 2009, primarily due to a decrease in interest incurred on the Facility.

Income tax benefit was $0.3 million for the first quarter of 2010, compared to $1.4 million for the same period in 2009, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net loss for the first quarter of 2010 was $0.2 million, compared to $0.6 million for the same period in 2009, primarily attributable to the increase in operating income, offset by the income tax benefit for the quarter as discussed above.

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

Cash provided by operating activities was $2.9 million for the quarter ended March 31, 2010, compared to cash used in operating activities of $2.9 million for the same period in 2009. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. Additionally, for the quarter ended March 31, 2009, net loss was $0.6 million which included $1.4 million of income tax benefit.

Cash used in investing activities was approximately $0.2 million and $0.5 million for the quarter ended March 31, 2010 and 2009, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the quarter ended March 31, 2010 was $2.6 million, compared to cash provided by financing activities of $3.5 million for the same period in 2009, primarily attributable to net repayments to the Facility for the quarter ended March 31, 2010, and net borrowings from the Facility for the quarter ended March 31, 2009.

We believe that available cash and borrowings under the Facility will be sufficient to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. The Facility will expire September 30, 2011. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $13.6 million as of March 31, 2010 and $14.1 million as of December 31, 2009. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

As of March 31, 2010, the interest rate on the Facility was 7%. As of March 31, 2010, we had not elected the LIBOR rate option. For the three months ended March 31, 2010 and 2009, we incurred interest expense on the Facility in the amount of $0.2 million for each period.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of March 31, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. Accordingly, the Facility is classified as a noncurrent liability as of March 31, 2010.

At March 31, 2010 and December 31, 2009, we had outstanding borrowings of $8.2 million and $9.2 million, respectively, and unused borrowing availability of $8.6 million and $10.6 million, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility were 9.9% and 8.4% for the three months ended March 31, 2010 and 2009, respectively. The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.3% and 13.8% for the three months ended March 31, 2010 and 2009, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes are secured by our property and equipment, but subordinate to the security interests of Wells Fargo Foothill under the Facility. The Series C Notes are unsecured. The maturity date of such Notes has been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes can be prepaid at our option; however, the Notes contain a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but are not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events are received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense can only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event. At March 31, 2010 and December 31, 2009, if such a qualifying triggering event had occurred, the cumulative prepayment premium would have been approximately $23.6 million and $22.7 million, respectively.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at March 31, 2010, and December 31, 2009. For each of the three months ended March 31, 2010 and 2009, we incurred interest expense in the amount of $0.2 million, on the Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 14.125% and 12%, respectively. We accrue dividends and provide for accretion related to the redeemable preferred stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $112.3 million and $111.3 million at March 31, 2010 and December 31, 2009, respectively. During the first three months of 2010 and 2009, we recorded $1.1 million of dividends for each period on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and .06%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Accordingly, due to the terms of the Facility agreement and other contractual restrictions, we are precluded from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from March 31, 2010, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of March 31, 2010 and December 31, 2009.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2009. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $70.1 million and $69.1 million as of March 31, 2010 and December 31, 2009, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the quarters ended March 31, 2010 and 2009, dividends totaling $1.1 million each were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $101.9 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2010 and December 31, 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

At March 31, 2010, we had outstanding debt and long-term obligations of $131.4 million, consisting of $8.2 million under the Facility, $4.2 million in subordinated debt, $6.7 million in capital lease obligations and $112.3 million in redeemable preferred stock classified as liability pursuant to ASC 480-10.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for 2010. The Facility will expire September 30, 2011. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long-term needs for operating expenses, debt service requirements, and projected capital expenditures. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Recent Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 7%. The effective weighted average interest rates on the outstanding borrowings under the Facility were 9.9% and 8.4% for the three months ended March 31, 2010 and 2009, respectively. The Facility had an outstanding balance of $8.2 million at March 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the first quarter of 2010 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2010, total undeclared unpaid dividends accrued for financial reporting purposes are $7.4 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Due to our current financial position and the terms of the Facility and other contractual restrictions, we are precluded from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $70.1 million in cash dividends as of March 31, 2010 and $69.1 million as of December 31, 2009.

Since 1991, we have not declared or paid any dividends on the Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo Foothill, to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. We have therefore classified these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	TELOS CORPORATION

/S/ JOHN B. WOOD
John B. Wood
Chief Executive Officer

/S/ MICHELE NAKAZAWA
Michele Nakazawa
Chief Financial Officer