Form 10-Q
period 2010-06-30
TELOS CORP
filed 2010-08-16
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2010

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

As of August 9, 2010, the registrant had outstanding 33,616,451 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Products	$16,837	$39,613	$49,394	$63,329
Services	31,320	29,008	67,611	55,973

	48,157	68,621	117,005	119,302

Costs and expenses
Cost of sales - Products	14,314	32,036	43,658	52,572
Cost of sales - Services	23,445	24,460	53,691	46,551
Selling, general and administrative expenses	7,297	8,195	15,473	16,464

Operating income	3,101	3,930	4,183	3,715
Other income (expense)
Other income	15	16	41	48
Interest expense	(1,531)	(1,843)	(3,220)	(3,627)

Income before income taxes	1,585	2,103	1,004	136
(Provision) benefit for income taxes (Note 8)	(818)	(1,041)	(497)	352

Net income	767	1,062	507	488

Less: Net income attributable to non-controlling interest (Note 2)	(385)	(468)	(289)	(506)

Net income (loss) attributable to Telos Corporation	$382	$594	$218	$(18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets (Note 6)
Cash and cash equivalents	$379	$78
Accounts receivable, net of reserve of $336 and $363, respectively	46,208	52,800
Inventories, net of obsolescence reserve of $281 and $241, respectively	15,013	32,612
Deferred income taxes	1,190	1,190
Deferred program expenses	413	6,429
Other current assets	3,576	3,294

Total current assets (Note 6)	66,779	96,403

Property and equipment, net of accumulated depreciation of $19,282 and $18,567, respectively	6,239	6,681
Deferred income taxes, long-term	1,556	1,556
Other assets	301	287

Total assets (Note 6)	$74,875	$104,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2010 (Unaudited)	December 31, 2009
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$38,357	$61,799
Accrued compensation and benefits	5,309	5,914
Deferred revenue	2,490	8,840
Senior credit facility – short-term (Note 6)	375	—
Capital lease obligations – short-term	886	832
Other current liabilities	4,116	4,918

Total current liabilities	51,533	82,303

Senior credit facility (Note 6)	12,262	9,198
Senior subordinated notes (Note 6)	—	4,179
Capital lease obligations	6,442	6,896
Senior redeemable preferred stock (Note 7)	10,504	10,294
Public preferred stock (Note 7)	102,894	100,983

Total liabilities	183,635	213,853

Commitments and contingencies (Note 9)

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive (loss) income	(1)	17
Accumulated deficit	(109,234)	(109,452)

Total Telos stockholders’ deficit	(109,054)	(109,254)

Non-controlling interest in subsidiary (Note 2)	294	328

Total stockholders’ deficit	(108,760)	(108,926)

Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$74,875	$104,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$507	$488
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Dividends and accretion of preferred stock as interest expense	2,121	2,120
Depreciation and amortization	796	718
Amortization of debt issuance costs	80	103
Deferred income tax benefit	—	(352)
Other noncash items	11	84
Changes in other operating assets and liabilities	1,101	(7,875)

Cash provided by (used in) operating activities	4,616	(4,714)

Investing activities:
Purchases of property and equipment	(353)	(622)
Purchase of restricted investments	—	(100)
Maturity of restricted investments	—	103

Cash used in investing activities	(353)	(619)

Financing activities:
Proceeds from senior credit facility	120,910	124,524
Repayments of senior credit facility	(124,971)	(119,526)
Proceeds from term loan	7,500	—
(Decrease) increase in book overdrafts	(2,424)	1,656
Payments under capital lease obligations	(400)	(315)
Payment of senior subordinated notes	(4,179)	—
Payment of debt issuance costs	(75)	(150)
Distributions to non-controlling interest	(323)	(594)

Cash (used in) provided by financing activities	(3,962)	5,595

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Increase in cash and cash equivalents	301	259
Cash and cash equivalents at beginning of period	78	22

Cash and cash equivalents at end of period	$379	$281

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,263	$1,486

Income taxes	$397	$115

Noncash:
Interest on redeemable preferred stock	$2,121	$2,120

Financing of capital leases	$—	$207

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes or assets instead of by major categories of assets. We are assessing the impact ASU No. 2010-06 will have on our condensed consolidated financial position, results of operations or cash flows, when it becomes effective for our fiscal year beginning on January 1, 2011.

Revenue Recognition

Revenues are recognized in accordance with ASC 605-10-S99, “Revenue Recognition.” We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, “Multiple-Element Arrangements.”

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory consisted of finished goods of $13.1 million and $31.9 million as of June 30, 2010 and December 31, 2009, respectively; and work-in-process of $2.2 million and $1.0 million as of June 30, 2010 and December 31, 2009, respectively.

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

As of June 30, 2010 and December 31, 2009, we recorded $325,000 and $316,000, respectively, of unrecognized tax benefits in other current liabilities on the condensed consolidated balance sheets, which would have an effect on the effective tax rate, if recognized. Income taxes are provided based on the liability method for financial reporting purposes. For the three and six months ended June 30, 2010, there were $5,000 and $10,000 of interest and penalties recorded and included in tax expense, respectively. For the three and six months ended June 30, 2009, there was no interest and penalties recorded or included in tax expense.

The provision for income taxes in interim periods is computed by applying the estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors. No further grants have been made. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

Other Comprehensive Income

Our functional currency is the U.S. Dollar. For one of our wholly owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Translation gain and losses are included in stockholders’ deficit as a component of accumulated other comprehensive income. Accumulated other comprehensive income (loss) included within stockholders’ deficit consists of the following (in thousands):

	June 30, 2010	December 31, 2009

Cumulative foreign currency translation adjustment	$(1)	$17

Accumulated other comprehensive (loss) income	$(1)	$17

Reclassifications

Certain reclassifications have been made to the 2009 condensed consolidated financial statements to conform to the current period presentation.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Sale of Assets

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors (“Investors”) owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with ASC 505-10, “Equity,” we recognized a gain of $5.8 million, which was included in other income (expenses) on the consolidated statements of operations for the year ended December 31, 2007. As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000.

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profit or loss, which was $577,000 and $433,000 for the three and six months ended June 30, 2010, respectively, and $703,000 and $760,000 for the three and six months ended June 30, 2009, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profit or loss, which was $385,000 and $289,000 for the three and six months ended June 30, 2010, respectively, and $468,000 and $506,000 for the three and six months ended June 30, 2009, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the non-controlling interest.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of the Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions shall be made to the members in the subsequent period only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total of $0 and $323,000 for the three and six months ended June 30, 2010, respectively, and $147,000 and $594,000, for the three and six months ended June 30, 2009, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Non-controlling interest, beginning of period	$(91)	$154	$328	$563
Net income	385	468	289	506
Distributions	—	(147)	(323)	(594)

Non-controlling interest, end of period	$294	$475	$294	$475

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Investment in Teloworks

Effective as of January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all fundings to Teloworks as expense in our consolidated statement of operations since 2004, as the Teloworks balance sheet and operating results not already recorded were immaterial to our consolidated financial statements. Effective as of January 1, 2009, we began to account for the investment in Teloworks using the consolidation method. The effect of not previously consolidating Teloworks amounted to $160,000. This is immaterial to all prior periods as well as to the period in which it was reflected, the quarter ended March 31, 2009, as a decrease in the net loss attributable to the Company.

In 2008, Teloworks formed a wholly owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but has not generated significant revenue. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of June 30, 2010, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.8% of Enterworks. Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment to zero.

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

As of June 30, 2010 and December 31, 2009, we did not have any financial instruments that are measured at fair value on a recurring basis.

Effective May 17, 2010, in accordance with the stated use of the proceeds from our amended Facility with Wells Fargo Capital Finance, $4.2 million was paid to the holders of the Company’s senior subordinated notes (see Note 6 – Current Liabilities and Debt Obligations). Accordingly, as of June 30, 2010 and December 31, 2009, the carrying value of the Company’s senior subordinated notes was zero and $4.2 million, respectively. As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s senior redeemable preferred stock was $10.5 million and $10.3 million, respectively. Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, other than the repayment of the senior subordinated notes, the estimated fair value of the senior redeemable preferred stock remains consistent with those disclosed as of December 31, 2009, adjusted for the accrual of dividends on the senior redeemable preferred stock. As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s public preferred stock was $102.9 million and $101.0 million, respectively, and the estimated fair market value was $78.0 million and $63.7 million, respectively, based on quoted market prices.

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of June 30, 2010 and December 31, 2009, the accounts payable and other accrued payables consisted of $31.4 million and $34.9 million, respectively, in trade account payables and $7.0 million and $26.9 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance (“Wells Fargo”, formerly Wells Fargo Foothill, Inc.) Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Senior Subordinated Notes (“Notes”) in full repayment of the principal and accrued but unpaid interest on the Notes through the date of the closing.

As of June 30, 2010, the interest rate on the Facility was 4.25%. We incurred interest expense in the amount of $0.2 million, and $0.3 million for the three and six months ended June 30, 2010, respectively, and $0.3 million, and $0.5 million for the three and six months ended June 30, 2009, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of June 30, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $375,000, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets. The revolving component of the Facility and the remaining balance of the term loan, or $7.1 million, mature over the period 2011 through 2014 and are classified as a noncurrent liability as of June 30, 2010.

At June 30, 2010, we had outstanding borrowings of $12.6 million on the Facility, which included the $7.5 million term loan, of which $0.4 million was short-term. At December 31, 2009, the outstanding borrowings on the Facility were $9.2 million. At June 30, 2010 and December 31, 2009, we had unused borrowing availability on the Facility of $11.7 million and $10.6 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.3% for the six months ended June 30, 2010 and 2009, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2010	2011	2012	2013	2014	Total
Short-term:
Term loan	$188	$187	$—	$—	$—	$375	[1]

Long-term:
Term loan	$—	$188	$375	$375	$6,187	$7,125	[1]
Revolving credit	—	—	—	—	5,137	5,137	[2]

	$—	$188	$375	$375	$11,324	$12,262

[1]	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
[2]	Balance due represents balance as of June 30, 2010, with fluctuating balances based on working capital requirements of the Company.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Subordinated Notes

In 1995, we issued the Notes to certain shareholders. Such Notes were classified as either Series B or Series C. The Series B Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Notes were unsecured. The interest rates of such Notes ranged from 14% to 17%, and interest was paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes could be prepaid at our option; however, the Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, at December 31, 2009. On May 17, 2010, the principal balances of the Notes totaling $4.2 million plus accrued interest were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively, on the Notes.

Warranty Liability

We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involve referrals to the OEM for service calls. Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of June 30, 2010 and December 31, 2009 was $1.7 million.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized, issued and outstanding senior redeemable preferred stock (“Senior Redeemable Preferred Stock”) are 1,250 Series A-1 and 1,750 Series A-2 senior redeemable preferred shares, respectively, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005, however, after various extensions by Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock and on May 17, 2010, in connection with the amended Facility agreement with Wells Fargo, Toxford further extended the maturity of its instruments to August 31, 2014. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. However, due to the terms of the Facility and other contractual restrictions, we were precluded from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2010, the remaining 18.9% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the 12% Cumulative Exchangeable Redeemable Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At June 30, 2010 and December 31, 2009, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.5 million and $7.3 million, respectively.

We accrued dividends on the Senior Redeemable Preferred Stock of $105,000 and $210,000 for the three and six months ended June 30, 2010, respectively, and $105,000 and $209,000 for the three and six months ended June 30, 2009, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” such dividends were charged to stockholders’ deficit.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the effective interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock has been fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2010 and December 31, 2009 was 3,185,586, respectively. The stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on May 17, 2014. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2010. This classification is consistent with ASC 210-10, “Balance Sheet” and ASC 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

If, pursuant to the terms of the Public Preferred Stock, we did not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock required us to discharge our obligation to redeem the Public Preferred Stock as soon as we are financially capable and legally permitted to do so. Therefore, by its very terms, the Public Preferred Stock is not due on demand or callable for failure to have made a scheduled payment pursuant to its redemption provisions and is properly classified as a noncurrent liability.

On any dividend payment date after November 21, 1991, we may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of ours.

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $71.0 million and $69.1 million as of June 30, 2010 and December 31, 2009, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, dividends totaling $1.1 million and $2.1 million each for the three and six months ended June 30, 2010 and 2009, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $102.9 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2010 and December 31, 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three and six months ended June 30, 2010 and 2009, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded approximately $0.8 million and $0.5 million income tax expense for the three and six months ended June 30, 2010, respectively. We recorded approximately $1.0 million income tax expense and $0.4 million income tax benefit for the three and six months ended June 30, 2009, respectively.

We determined that there were approximately $325,000 and $316,000 of unrecognized tax benefits required to be recorded as of June 30, 2010 and December 31, 2009, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2006 to 2009, has not been extended beyond applicable statute of limitations.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Commitments and Contingencies

Financial Condition and Liquidity

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We will explain any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the second quarter of 2011. The Facility will expire May 17, 2014. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $15.2 million and $14.1 million as of June 30, 2010 and December 31, 2009, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our 12% Cumulative Exchangeable Redeemable Preferred Stock (“ERPS” or “Public Preferred Stock”), filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of June 30, 2010, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

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

On May 29, 2007, Telos filed a Counterclaim (“Telos Counterclaim”) against the Plaintiffs alleging interference with its relationship with Wells Fargo, and a related motion for a preliminary injunction. On June 4, 2007, the Court entered a consent order in which the Plaintiffs agreed to cease and desist communications with Wells Fargo. On August 28, 2007, the Court issued a ruling granting Telos’ motion for a preliminary injunction.

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

The Company filed its opposition brief on May 11, 2010. The Company states that the Plaintiffs failed to meet the basic statutory requirements of the law in seeking indemnification by failing to provide a written undertaking to repay advanced fees when it is determined that they are not entitled to indemnification and a written affirmation of their good faith in seeking indemnification. Nevertheless the Board of Directors did consider their request at two separate board meetings. The Plaintiffs were repeatedly asked “how Mr. Hamot and Mr. Siegel could contend in good faith that their conduct necessitating the Company’s counterclaim be considered conduct consistent with their fiduciary duty of loyalty to the Company and consistent with Maryland law.” The Plaintiffs failed to provide substantive answers, and subsequently the disinterested directors of the Board unanimously voted to deny the request for advancement of fees. In addition, the Company states that the Plaintiffs are not entitled to advancement of fees under Maryland law because the Company’s counterclaim was not related to the Plaintiff’s status as directors. The counterclaim did not arise because of a decision, vote or other such action taken by the Plaintiffs as a director but rather from their wrongful and tortuous interference with vital company relationships as part of an investment strategy pursued for their own benefit and in utter disregard of their status as directors of the Company. The hearing on this matter is scheduled for August 17, 2010.

On July 19, 2010, the Plaintiffs filed a Motion to Enforce Preliminary Injunction with the Circuit Court of Baltimore City. The Plaintiffs claim that the Company failed to respond to their letter request for documents. Subsequent to the filing, the parties exchanged further correspondence on the matter. On July 23, 2010, the Plaintiffs filed to dismiss its motion.

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

Andrew Siegel v. Telos Corporation, et. al.

On June 30, 2010, Mr. Andrew Siegel filed a Complaint against Telos Corporation, Doe I-XX, and Roe Corporation I-XX in the U.S District Court for the Eastern District of Virginia, Alexandria Division. Mr. Siegel is seeking a declaratory judgment and preliminary and permanent relief to prevent the repurchase of Telos Common Stock from Telos 401k Plan participants. The motion was served on July 1, 2010 and the Court scheduled the hearing on an emergency basis for July 2, 2010. However, the parties agreed to postpone the hearing in order to discuss resolution of the matter. On July 22, 2010, the parties filed a Joint Motion to Extend Time, requesting that the Company have until August 20, 2010 to respond to the Complaint.

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

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Related Party Transactions

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $59,000 and $128,000 for the three and six months ended June 30, 2010, respectively, and $70,000 and $109,000 for the three and six months ended June 30, 2009, respectively.

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

Backlog

Our total backlog was $588.1 million and $636.4 million at June 30, 2010 and 2009, respectively. Backlog was $665.6 million at December 31, 2009.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2010 and 2009 was $86.8 million and $130.8 million, respectively. Funded backlog was $156.8 million at December 31, 2009.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2010 and 2009 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.4	82.4	83.2	83.1
Selling, general, and administrative expenses	15.2	11.9	13.2	13.8

Operating income	6.4	5.7	3.6	3.1

Other income	—	—	—	—
Interest expense	(3.1)	(2.6)	(2.8)	(3.0)

Income before income taxes	3.3	3.1	0.8	0.1
(Provision) benefit for income taxes	(1.7)	(1.5)	(0.4)	0.3

Net income	1.6	1.6	0.4	0.4
Less: Net income attributable to non-controlling interest	(0.8)	(0.7)	(0.2)	(0.4)

Net income attributable to Telos Corporation	0.8%	0.9%	0.2%	—

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Revenue decreased by 29.8% to $48.2 million for the second quarter of 2010, from $68.6 million for the same period in 2009. Such decrease primarily consists of decreases of $20.9 million in sales of Secure Networks solutions and $1.2 million of Identity Management solutions, offset by increases in $1.1 million of Information Assurance solutions and $0.6 million of Secure Messaging solutions. Product revenue decreased to $16.8 million for the second quarter of 2010 from $39.6 million for the same period in 2009, primarily attributable to decreases in sales of $21.8 million of Secure Networks solutions, $1.8 million of Identity Management solutions, and $0.6 million of Secure Messaging solutions, offset by increases in sales of $1.4 million of Information Assurance solutions. Services revenue increased to $31.3 million for the second quarter of 2010 from $29.0 million for the same period in 2009, primarily attributable to increases in sales of $1.2 million of Secure Messaging solutions, $0.9 million of Secure Networks solutions, and $0.6 million of Identity Management solutions, offset by a decrease in sales of $0.4 million of Information Assurance solutions. The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Cost of sales decreased by 33.1% to $37.8 million for the second quarter of 2010 from $56.5 million for the same period in 2009, primarily due to decreases in revenue of $20.5 million, coupled with a decreased cost of sales as a percentage of revenue of 4.0%. Cost of sales for products decreased by $17.7 million, however as a percentage of product revenue increased by 4.1%, due to decreased sales of Telos manufactured products in Secure Networks solutions. Cost of sales for services decreased by $1.0 million, and as a percentage of services revenue decreased by 9.5%, due to a change in the nature and mix of the programs of certain Telos-installed solutions in Secure Networks solutions and the loss of $0.6 million on a long-term Secure Networks project in the second quarter of 2009, which did not recur in 2010. The loss was based on estimated costs to complete all deliverables on the order.

Gross profit decreased by 14.2% to $10.4 million for the second quarter of 2010 from $12.1 million for the same period in 2009. However, gross margin increased to 21.6% in the second quarter of 2010, from 17.6% for the same period in 2009. Product gross margin decreased to 15.0% from 19.1% due primarily to a decrease in sales of Telos manufactured products as noted above. Services gross margin increased to 25.1% from 15.7% due primarily to a change in program mix and the $0.6 million loss on the Secure Networks project as noted above.

Selling, general, and administrative expense (“SG&A”) decreased by 11.0% to $7.3 million for the second quarter of 2010, from $8.2 million for the same period in 2009, primarily attributable to decreases of $0.6 million in litigation-related expenses net of insurance reimbursements and $0.4 million in outside services.

Operating income for the second quarter of 2010 was $3.1 million, compared to $3.9 million operating income for the same period in 2009, due primarily to the decrease in gross profit resulting from a change in the mix of the solutions sold as noted above.

Interest expense decreased 16.9% to $1.5 million for the second quarter of 2010, from $1.8 million for the same period in 2009, primarily due to a decrease in the applicable interest rate on the Facility.

Income tax expense was $0.8 million for the second quarter of 2010, compared to $1.0 million for the second quarter of 2009, which is based on the estimated annual effective tax rate applied to the pretax income for the quarter, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation decreased 35.6% to $0.4 million for the second quarter of 2010, from $0.6 million for the same period in 2009, primarily attributable to the decrease in operating income for the quarter as discussed above.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenue decreased by 2.0% to $117.0 million for the six months ended June 30, 2010 from $119.3 million in the same period in 2009. Such decrease consists of decreased sales of $4.8 million in sales of Identity Management solutions and $0.3 million in Information Assurance solutions, offset by increases in sales of $1.6 million of Secure Messaging solutions and $1.2 million of Secure Network solutions. Product revenue decreased to $49.4 million for the six months ended June 30, 2010 from $63.3 million for the same period in 2009, primarily attributable to decreases in sales of $9.4 million of Secure Networks solutions, $5.2 million of Identity Management solutions, and $0.7 million of Secure Messaging solutions, offset by decrease in sales of $1.4 million of Information Assurance solutions. Services revenue increased to $67.6 million for the six months ended June 30, 2010 from $56.0 million for the same period in 2009, primarily attributable to increases in sales of $10.6 million of Secure Network solutions, $2.4 million of Secure Messaging solutions and $0.3 of Identity Management solutions, offset by a decrease in sales of $1.7 million of Information Assurance solutions.

Cost of sales decreased by 1.8% to $97.3 million for the six months ended June 30, 2010 from $99.1 million for the same period in 2009, due primarily to the decrease in product sales in the Secure Networks solutions as discussed above.

Gross profit decreased 2.6% to $19.7 million for the six months ended June 30, 2010 from $20.2 million compared to the same period in 2009. Gross margin decreased 0.1% to 16.8% for the six months ended June 30, 2010, from 16.9% in the same period in 2009.

Selling, general, and administrative expense decreased 6.0% to $15.5 million for the six months ended June 30, 2010 from $16.5 million for the same period in 2009, primarily due decreases of $0.5 million of litigation-related expenses net of insurance reimbursements and $0.7 million in outside services.

Operating income increased 12.6% to $4.2 million for the six months ended June 30, 2010, from $3.7 million for the same period in 2009, due primarily to the decrease in SG&A expenses as noted above.

Interest expense decreased 11.2% to $3.2 million for the six months ended June 30, 2010, from $3.6 million for the same period in 2009, primarily due to a decrease in the applicable interest rate on the Facility.

Income tax expense was $0.5 million for the six months ended June 30, 2010, compared to income tax benefit of $0.4 million for the six months ended June 30, 2009, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the six month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation for the six months ended June 30, 2010 was $0.2 million, compared to net loss of $18,000 for the same period in 2009, primarily attributable to the increase in operating income as discussed above.

Liquidity and Capital Resources

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving credit facility (“the Facility”) with Wells Fargo Capital Finance (“Wells Fargo”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

Cash provided by operating activities was $4.6 million for the six months ended June 30, 2010, compared to cash used in operating activities of $4.7 million for the same period in 2009. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.

Cash used in investing activities was approximately $0.4 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2010 was $4.0 million, primarily attributable to the repayment of $4.2 million of senior subordinated notes. Cash provided in financing activities for the six months ended June 30, 2009 was $5.6 million, primarily due to net proceeds of $6.7 million from the Facility, offset by distributions of $0.6 million to the Class B Member of Telos ID.

We believe that available cash and borrowings under the Facility will be sufficient to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. The Facility will expire May 17, 2014. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $15.2 million as of June 30, 2010 and $14.1 million as of December 31, 2009. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance (“Wells Fargo”, formerly Wells Fargo Foothill, Inc.) Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Senior Subordinated Notes (“Notes”) in full repayment of the principal and accrued but unpaid interest on the Notes through the date of the closing.

As of June 30, 2010, the interest rate on the Facility was 4.25%. As of June 30, 2010, we had not elected the LIBOR rate option. We incurred interest expense in the amount of $0.2 million, and $0.3 million for the three and six months ended June 30, 2010, respectively, and $0.3 million, and $0.5 million for the three and six months ended June 30, 2009, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of June 30, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $375,000, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheet. The revolving component of the Facility and the remaining balance of the term loan, or $7.1 million, mature over the period 2011 through 2014 and are classified as a noncurrent liability as of June 30, 2010.

At June 30, 2010, we had outstanding borrowings of $12.6 million on the Facility, which included $7.5 million term loan, of which $0.4 million was short-term. At December 31, 2009, the outstanding borrowings on the Facility were $9.2 million. At June 30, 2010 and December 31, 2009, we had unused borrowing availability on the Facility of $11.7 million and $10.6 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.3% for the six months ended June 30, 2010 and 2009, respectively. The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 10.3% and 10.7% for the six months ended June 30, 2010 and 2009, respectively.

Senior Subordinated Notes

In 1995, we issued the Notes to certain shareholders. Such Notes were classified as either Series B or Series C. The Series B Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Notes were unsecured. The interest rates of such Notes ranged from 14% to 17%, and interest was paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes could be prepaid at our option; however, the Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which include, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, at December 31, 2009. On May 17, 2010, the principal balances of the Notes totaling $4.2 million plus accrued interest were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively, on the Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock—Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 14.125% and 12%, respectively. We accrue dividends and provide for accretion related to the redeemable preferred stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $113.4 million and $111.3 million at June 30, 2010 and December 31, 2009, respectively. We recorded dividends of $1.1 million and $2.1 million each for the three and six months ended June 30, 2010 and 2009, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005, however, after various extensions by Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock and on May 17, 2010, in connection with the amended Facility agreement with Wells Fargo, Toxford further extended the maturity of its instruments to August 31, 2014. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Accordingly, due to the terms of the Facility agreement and other contractual restrictions, we are precluded from making the scheduled payment. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from June 30, 2010, the remaining 18.9% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of June 30, 2010 and December 31, 2009.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on May 17, 2014. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. We continue to actively rely upon the Facility and expect to continue to do so until the Facility expires on May 17, 2014.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2010. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

If, pursuant to the terms of the Public Preferred Stock, we did not redeem the Public Preferred Stock in accordance with the scheduled redemptions described above, the terms of the Public Preferred Stock required us to discharge our obligation to redeem the Public Preferred Stock as soon as we are financially capable and legally permitted to do so. Therefore, by its very terms, the Public Preferred Stock is not due on demand or callable for failure to have made a scheduled payment pursuant to its redemption provisions and is properly classified as a noncurrent liability.

On any dividend payment date after November 21, 1991, we may exchange the Public Preferred Stock, in whole or in part, for 12% Junior Subordinated Debentures that are redeemable upon terms substantially similar to the Public Preferred Stock and subordinated to all indebtedness for borrowed money and like obligations of ours.

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $71.0 million and $69.1 million as of June 30, 2010 and December 31, 2009, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, dividends totaling $1.1 million and $2.1 million each for the three and six months ended June 30, 2010 and 2009, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $102.9 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2010 and December 31, 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

At June 30, 2010, we had outstanding debt and long-term obligations of $132.1 million, consisting of $12.3 million under the Facility, $6.4 million in capital lease obligations and $113.4 million in redeemable preferred stock classified as liability pursuant to ASC 480-10.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. The Facility will expire May 17, 2014. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long-term needs for operating expenses, debt service requirements, and projected capital expenditures. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 4.25%, beginning on May 17, 2010. The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.4% and 8.3% for the six months ended June 30, 2010 and 2009, respectively. The Facility had an outstanding balance of $12.6 million at June 30, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the second quarter of 2010 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2010, total undeclared unpaid dividends accrued for financial reporting purposes are $7.5 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. On May 17, 2010, in connection with the amended Facility agreement with Wells Fargo, Toxford further extended the maturity of its instruments to August 31, 2014. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Due to our current financial position and the terms of the Facility and other contractual restrictions, we are precluded from making the scheduled payment.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $71.0 million in cash dividends as of June 30, 2010 and $69.1 million as of December 31, 2009.

Since 1991, we have not declared or paid any dividends on the Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. We have therefore classified these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

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

Date: August 13, 2010	TELOS CORPORATION

/S/ JOHN B. WOOD
John B. Wood Chief Executive Officer

/S/ MICHELE NAKAZAWA
Michele Nakazawa Chief Financial Officer