Form 10-Q
period 2010-09-30
TELOS CORP
filed 2010-11-15
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

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

As of November 8, 2010, the registrant had outstanding 33,615,151 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Products	$29,064	$40,502	$78,458	$103,831
Services	28,566	31,080	96,176	87,053

	57,630	71,582	174,634	190,884

Costs and expenses
Cost of sales - Products	21,877	33,224	65,534	85,796
Cost of sales - Services	20,495	24,620	74,186	71,172

	42,372	57,844	139,720	156,968

Selling, general and administrative expenses	8,708	8,888	24,181	25,352

Operating income	6,550	4,850	10,733	8,564
Other income (expense)
Other income	110	18	150	67
Interest expense	(1,505)	(1,830)	(4,725)	(5,457)

Income before income taxes	5,155	3,038	6,158	3,174
Provision for income taxes (Note 8)	(3,060)	(1,952)	(3,557)	(1,600)

Net income	2,095	1,086	2,601	1,574

Less: Net income attributable to non-controlling interest (Note 2)	(459)	(206)	(747)	(711)

Net income attributable to Telos Corporation	$1,636	$880	$1,854	$863

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

Current assets (Note 6)
Cash and cash equivalents	$85	$78
Accounts receivable, net of reserve of $378 and $363, respectively	48,752	52,800
Inventories, net of obsolescence reserve of $300 and $241, respectively	13,422	32,612
Deferred income taxes	1,190	1,190
Deferred program expenses	864	6,429
Other current assets	3,085	3,294

Total current assets (Note 6)	67,398	96,403

Property and equipment, net of accumulated depreciation of $19,670 and $18,567, respectively	6,165	6,681
Deferred income taxes, long-term	1,556	1,556
Other assets	318	287

Total assets (Note 6)	$75,437	$104,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2010 (Unaudited)	December 31, 2009
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$32,149	$61,799
Accrued compensation and benefits	6,550	5,914
Deferred revenue	4,236	8,840
Senior credit facility – short-term (Note 6)	375	—
Capital lease obligations – short-term	915	832
Other current liabilities	6,618	4,918

Total current liabilities	50,843	82,303

Senior credit facility (Note 6)	11,436	9,198
Senior subordinated notes (Note 6)		4,179
Capital lease obligations	6,201	6,896
Senior redeemable preferred stock (Note 7)	10,088	10,294
Public preferred stock (Note 7)	103,850	100,983

Total liabilities	182,418	213,853

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive (loss) income	(27)	17
Accumulated deficit	(107,598)	(109,452)

Total Telos stockholders’ deficit	(107,444)	(109,254)

Non-controlling interest in subsidiary (Note 2)	463	328

Total stockholders’ deficit	(106,981)	(108,926)

Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$75,437	$104,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2010	2009

Operating activities:
Net income	$2,601	$1,574
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on redemption of senior preferred stock	(92)	—
Dividends and accretion of preferred stock as interest expense	3,183	3,183
Depreciation and amortization	1,233	1,094
Amortization of debt issuance costs	97	153
Deferred income tax provision	—	1,485
Other noncash items	74	123
Changes in other operating assets and liabilities	(4,979)	(5,504)

Cash provided by (used in) operating activities	2,117	(2,108)

Investing activities:
Purchases of property and equipment	(709)	(837)
Purchase of restricted investments	—	(100)
Maturity of restricted investments	—	103

Cash used in investing activities	(709)	(834)

Financing activities:
Proceeds from senior credit facility	183,105	199,747
Repayments of senior credit facility	(187,898)	(199,878)
Proceeds from term loan	7,500	—
Repayment of term loan	(94)	—
Increase in book overdrafts	1,889	906
Payments under capital lease obligations	(612)	(504)
Redemption of senior preferred stock	(430)	—
Payment of senior subordinated notes	(4,179)	—
Payment of debt issuance costs	(75)	(150)
Distributions to non-controlling interest	(612)	(1,062)

Cash used in financing activities	(1,406)	(941)

Effect of exchange rate changes on cash and cash equivalents	5	4

Increase in cash and cash equivalents	7	337
Cash and cash equivalents at beginning of period	78	22

Cash and cash equivalents at end of period	$85	$359

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,732	$2,275

Income taxes	$1,135	$147

Noncash:
Interest on redeemable preferred stock	$3,183	$3,183

Financing of capital leases	$—	$216

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

In January 2010, the FASB has published ASU 2010-02, Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, as codified in ASC 810, Consolidation. ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have any impact on our condensed consolidated financial position, results of operations or cash flows.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory consisted of finished goods of $13.4 million and $31.9 million as of September 30, 2010 and December 31, 2009, respectively; and work-in-process of $0.3 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively.

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

As of September 30, 2010 and December 31, 2009, we recorded $298,000 and $316,000, respectively, of unrecognized tax benefits in other current liabilities on the condensed consolidated balance sheets, which would have an effect on the effective tax rate, if recognized. Income taxes are provided based on the liability method for financial reporting purposes. For the three and nine months ended September 30, 2010, there were $3,000 and $13,000 of interest and penalties recorded and included in tax expense, respectively. For the three and nine months ended September 30, 2009, there were no interest and penalties recorded or included in tax expense.

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

	September 30, 2010	December 31, 2009

Cumulative foreign currency translation adjustment	$(27)	$17

Accumulated other comprehensive (loss) income	$(27)	$17

Reclassifications

Certain reclassifications have been made to the 2009 condensed consolidated financial statements to conform to the current period presentation.

Note 2.	Sale of Assets

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profit or loss, which was $0.7 million and $1.1 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profit or loss, which was $0.5 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the non-controlling interest.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of the Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions shall be made to the members in the subsequent period only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total of $0.3 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Non-controlling interest, beginning of period	$293	$475	$328	$563
Net income	459	206	747	711
Distributions	(289)	(469)	(612)	(1,062)

Non-controlling interest, end of period	$463	$212	$463	$212

Note 3.	Investment in Teloworks

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

As of September 30, 2010, we own 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.7% of Enterworks. Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment to zero.

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

As of September 30, 2010 and December 31, 2009, we did not have any financial instruments that are measured at fair value on a recurring basis.

On May 17, 2010, in accordance with the amended Wells Fargo Capital Finance Facility’s (as defined below) stated use of proceeds, $4.2 million was paid to the holders of the Company’s senior subordinated notes (the “Notes”) (see Note 6 – Current Liabilities and Debt Obligations). Accordingly, as of September 30, 2010 and December 31, 2009, the carrying value of the Notes was zero and $4.2 million, respectively.

On September 27, 2010, 4.9% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $430,000 (see Note 7 – Redeemable Preferred Stock). As of September 30, 2010 and December 31, 2009, the carrying value of the Senior Redeemable Preferred Stock was $10.1 million and $10.3 million, respectively. Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, other than the repayment of the Notes and the redemption of 4.9% of the Senior Redeemable Preferred Stock, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2009, adjusted for the accrual of dividends and the redemption as mentioned above on the Senior Redeemable Preferred Stock.

As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $103.9 million and $101.0 million, respectively, and the estimated fair market value was $78.0 million and $63.7 million, respectively, based on quoted market prices.

Note 6.	Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of September 30, 2010 and December 31, 2009, the accounts payable and other accrued payables consisted of $18.8 million and $34.9 million, respectively, in trade account payables and $13.3 million and $26.9 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”, formerly Wells Fargo Foothill, Inc.) Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes in full repayment of the principal and accrued but unpaid interest on the Notes through the date of the closing.

On September 27, 2010, the Facility was amended to allow for the redemption of a portion of outstanding shares of the Senior Redeemable Preferred Stock (see Note 7 – Redeemable Preferred Stock).

As of September 30, 2010, the interest rate on the Facility was 4.25%. As of September 30, 2010, we had not elected the LIBOR rate option. We incurred interest expense in the amount of $0.2 million, and $0.5 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million, and $0.8 million for the three and nine months ended September 30, 2009, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of September 30, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets. The revolving component of the Facility and the remaining balance of the term loan, or $7.0 million, mature over the period 2011 through 2014 and are classified as a noncurrent liability as of September 30, 2010.

At September 30, 2010, we had outstanding borrowings of $11.8 million on the Facility, which included the $7.4 million term loan, of which $0.4 million was short-term. At December 31, 2009, the outstanding borrowings on the Facility were $9.2 million. At September 30, 2010 and December 31, 2009, we had unused borrowing availability on the Facility of $18.2 million and $10.6 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.4% and 8.4% for the nine months ended September 30, 2010 and 2009, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2010	2011	2012	2013	2014	Total
Short-term:
Term loan	$94	$281	$—	$—	$—	$375	[1]

Long-term:
Term loan	$—	$94	$375	$375	$6,187	$7,031	[1]
Revolving credit	—	—	—	—	4,405	4,405	[2]

	$—	$94	$375	$375	$10,592	$11,436

[1]	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
[2]	Balance due represents balance as of September 30, 2010, with fluctuating balances based on working capital requirements of the Company.

Senior Subordinated Notes

In 1995, we issued the Notes to certain shareholders. Such Notes were classified as either Series B or Series C. The Series B Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Notes were unsecured. The interest rates of such Notes ranged from 14% to 17%, and interest was paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes could be prepaid at our option; however, the Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, at December 31, 2009. On May 17, 2010, the principal balances of the Notes totaling $4.2 million plus accrued interest were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0 and $0.2 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, on the Notes.

Warranty Liability

We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls. Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of September 30, 2010 and December 31, 2009 was $1.3 million and $1.7 million, respectively.

Note 7.	Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends. We were required to redeem all shares of the Senior Redeemable Preferred Stock and accrued dividends outstanding on October 31, 2005, however, after various extensions by Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock and on May 17, 2010, in connection with the amended Facility agreement with Wells Fargo, Toxford further extended the maturity of its instruments to August 31, 2014. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 18.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005. However, due to the terms of the Facility and other contractual restrictions, we were precluded from making the scheduled payment. On September 27, 2010, the Facility was amended to allow for the redemption of a portion of outstanding shares of the Senior Redeemable Preferred Stock.

On September 27, 2010, 4.9% of the Senior Redeemable Preferred Stock with carrying value of $522,000 was redeemed for $430,000, resulting in a gain in the amount of $92,000, representing a discount of approximately 17.5%, which was recorded in other income on the Condensed Consolidated Statements of Operations. The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at September 30, 2010 and December 31, 2009 was 1,188 shares and 1,250 shares for Series A-1, respectively; and 1,664 shares and 1,750 shares for Series A-2, respectively. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2010, the remaining 14.7% is also classified as noncurrent.

The Senior Redeemable Preferred Stock is senior to all other present equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. At September 30, 2010 and December 31, 2009, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.2 million and $7.3 million, respectively.

We accrued dividends on the Senior Redeemable Preferred Stock of $106,000 and $316,000 for the three and nine months ended September 30, 2010, respectively, and $107,000 and $317,000 for the three and nine months ended September 30, 2009, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the effective interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock has been fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2010 and December 31, 2009 was 3,185,586, respectively. The Public Preferred Stock is now quoted as TLSRP in the Pink Sheets.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2010. This classification is consistent with ASC 210-10, “Balance Sheet” and ASC 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $72.0 million and $69.1 million as of September 30, 2010 and December 31, 2009, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, dividends totaling $1.1 million and $3.2 million each for the three and nine months ended September 30, 2010 and 2009, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $103.9 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2010 and December 31, 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8.	Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three and nine months ended September 30, 2010 and 2009, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded approximately $3.1 million and $3.6 million income tax expense for the three and nine months ended September 30, 2010, respectively. We recorded approximately $2.0 million and $1.6 million income tax expense for the three and nine months ended September 30, 2009, respectively.

We determined that there were approximately $298,000 and $316,000 of unrecognized tax benefits required to be recorded as of September 30, 2010 and December 31, 2009, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2006 to 2009, has not been extended beyond applicable statute of limitations.

Note 9.	Commitments and Contingencies

Financial Condition and Liquidity

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We will explain any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the third quarter of 2011. The Facility will expire May 17, 2014. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $16.6 million and $14.1 million as of September 30, 2010 and December 31, 2009, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of September 30, 2010, Costa Brava owns 16.4% of the outstanding Public Preferred Stock.

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

The Court further prohibited Hamot and Siegel from:

… engaging in contacts, communications or other conduct prohibited by this Order acting either singly or in concert with others, including any entities that they control or through which they operate, including, but not limited to, Costa Brava, RRHCM and RRH [Roark, Rearden, & Hamot Capital Management, LLC and Roark, Rearden & Hamot entities, respectively]. It also specifically prohibits any such actions or conduct undertaken through or in concert or collusion with other persons or entities, including, but not limited to, Wynnefield Partners Small Cap Value, L.P. (“Wynnefield”), Paul Berger or any other holders of the Public Preferred Stock.

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

The Company filed its opposition brief on May 11, 2010. The Company states that the Plaintiffs failed to meet the basic statutory requirements of the law in seeking indemnification by failing to provide a written undertaking to repay advanced fees when it is determined that they are not entitled to indemnification and a written affirmation of their good faith in seeking indemnification. Nevertheless the Board of Directors did consider their request at two separate board meetings. The Plaintiffs were repeatedly asked “how Mr. Hamot and Mr. Siegel could contend in good faith that their conduct necessitating the Company’s counterclaim be considered conduct consistent with their fiduciary duty of loyalty to the Company and consistent with Maryland law.” The Plaintiffs failed to provide substantive answers, and subsequently the disinterested directors of the Board unanimously voted to deny the request for advancement of fees. In addition, the Company states that the Plaintiffs are not entitled to advancement of fees under Maryland law because the Company’s counterclaim was not related to the Plaintiff’s status as directors. The counterclaim did not arise because of a decision, vote or other such action taken by the Plaintiffs as a director but rather from their wrongful and tortuous interference with vital company relationships as part of an investment strategy pursued for their own benefit and in utter disregard of their status as directors of the Company. The hearing on this matter took place on August 17, 2010, and the decision is still pending.

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

Andrew Siegel v. Telos Corporation, et. al.

On June 30, 2010, Mr. Andrew Siegel filed a Complaint against Telos Corporation, Doe I-XX, and Roe Corporation I-XX in the U.S District Court for the Eastern District of Virginia, Alexandria Division. Subsequently, Mr. Siegel withdrew the lawsuit on August 19, 2010.

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

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $95,000 and $223,000 for the three and nine months ended September 30, 2010, respectively, and $55,000 and $164,000 for the three and nine months ended September 30, 2009, respectively.

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

Backlog

Our total backlog was $668.7 million and $700.7 million at September 30, 2010 and 2009, respectively. Backlog was $665.6 million at December 31, 2009.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2010 and 2009 was $152.1 million and $191.1 million, respectively. Funded backlog was $156.8 million at December 31, 2009.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2010 and 2009 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5	80.8	80.0	82.2
Selling, general, and administrative expenses	15.1	12.4	13.8	13.3

Operating income	11.4	6.8	6.2	4.5

Other income	0.1	—	0.1	—
Interest expense	(2.6)	(2.6)	(2.7)	(2.9)

Income before income taxes	8.9	4.2	3.6	1.6
Provision for income taxes	(5.3)	(2.8)	(2.0)	(0.8)

Net income	3.6	1.4	1.6	0.8
Less: Net income attributable to non-controlling interest	(0.8)	(0.2)	(0.5)	(0.4)

Net income attributable to Telos Corporation	2.8%	1.2%	1.1%	0.4%

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Revenue decreased by 19.5% to $57.6 million for the third quarter of 2010, from $71.6 million for the same period in 2009. Such decrease primarily consists of decreases of $18.0 million in sales of Secure Networks solutions and $0.3 million of Information Assurance solutions, offset by increases in $2.4 million of Identity Management solutions and $1.9 million of Secure Messaging solutions. Product revenue decreased to $29.1 million for the third quarter of 2010 from $40.5 million for the same period in 2009, primarily attributable to decreases in sales of $15.1 million of Secure Networks solutions, offset by increases in sales of $2.2 million of Identity Management solutions, $1.0 million of Secure Messaging solutions, and $0.5 million of Information Assurance solutions. Services revenue decreased to $28.6 million for the third quarter of 2010 from $31.1 million for the same period in 2009, primarily attributable to decreases in sales of $2.8 million of Secure Networks solutions and $0.8 million of Information Assurance solutions, offset by increases in sales of $1.0 million of Secure Messaging solutions and $0.1 million of Identity Management solutions. The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Cost of sales decreased by 26.7% to $42.4 million for the third quarter of 2010 from $57.8 million for the same period in 2009, primarily due to decreases in revenue of $14.0 million, coupled with a decreased cost of sales as a percentage of revenue of 7.3%. Cost of sales for products decreased by $11.3 million due primarily to decreased sales of Telos manufactured products in Secure Networks solutions, and as a percentage of product revenue decreased by 6.7%, due primarily to increased sales of proprietary software. Cost of sales for services decreased by $4.1million, and as a percentage of services revenue decreased by 7.5%, due to a change in the nature and mix of the programs of certain Telos-installed solutions in Secure Networks solutions, as well as a reduction of $0.4 million of accrued warranty liabilities.

Gross profit increased by 11.1% to $15.3 million for the third quarter of 2010 from $13.7 million for the same period in 2009. Gross margin increased to 26.5% in the third quarter of 2010, from 19.2% for the same period in 2009. Product gross margin increased to 24.7% from 18.0% due primarily to an increase in sales of proprietary software. Services gross margin increased to 28.3% from 20.8% due primarily to a change in program mix of solutions sold and the timing of deliverables, as well as the accrued warranty liability adjustment described above.

Selling, general, and administrative expense (“SG&A”) decreased by 2.0% to $8.7 million for the third quarter of 2010, from $8.9 million for the same period in 2009, primarily attributable to decreases of $0.1 million in audit fees and $0.1 million in general insurance expenses.

Operating income increased by 35.1% to $6.6 million for the third quarter of 2010, from $4.9 million for the same period in 2009, due primarily to the increase in gross profit resulting from a change in the mix of the solutions sold as noted above.

Interest expense decreased by 17.7% to $1.5 million for the third quarter of 2010, from $1.8 million for the same period in 2009, primarily due to a decrease in the applicable interest rate on the Facility, and the pay off of the subordinated debt in May 2010.

Income tax expense increased by 56.8% to $3.1 million for the third quarter of 2010, from $2.0 million for the same period in 2009, which is based on the estimated annual effective tax rate applied to the pretax income for the quarter, adjusted for the income tax expense previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation increased by 85.9% to $1.6 million for the third quarter of 2010, from $0.9 million for the same period in 2009, primarily attributable to the increase in operating income for the quarter as discussed above.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenue decreased by 8.5% to $174.6 million for the nine months ended September 30, 2010 from $190.9 million in the same period in 2009. Such decrease consists of decreased sales of $16.8 million of Secure Network solutions, $2.5 million in sales of Identity Management solutions and $0.5 million in Information Assurance solutions, offset by an increase in sales of $3.5 million of Secure Messaging solutions. Product revenue decreased to $78.5 million for the nine months ended September 30, 2010 from $103.8 million for the same period in 2009, primarily attributable to decreases in sales of $24.5 million of Secure Networks solutions and $2.9 million of Identity Management solutions, offset by increases in sales of $1.9 million of Information Assurance solutions and $0.2 million of Secure Messaging solutions. Services revenue increased to $96.2 million for the nine months ended September 30, 2010 from $87.1 million for the same period in 2009, primarily attributable to increases in sales of $7.8 million of Secure Network solutions, $3.3 million of Secure Messaging solutions and $0.5 million of Identity Management solutions, offset by a decrease in sales of $2.4 million of Information Assurance solutions.

Cost of sales decreased by 11.0% to $139.7 million for the nine months ended September 30, 2010 from $157.0 million for the same period in 2009, due primarily to the decrease in product sales in the Secure Networks solutions as discussed above, as well as loss of $0.6 million on a Secure Networks project in 2009 which did not recur in 2010 and a reduction of $0.4 million of accrued warranty liabilities in 2010.

Gross profit increased by 2.9% to $34.9 million for the nine months ended September 30, 2010 from $33.9 million compared to the same period in 2009. Gross margin increased 2.2% to 20.0% for the nine months ended September 30, 2010, from 17.8% in the same period in 2009. The increase in gross margin is primarily attributable to an increase in sales of proprietary software.

Selling, general, and administrative expense decreased by 4.6% to $24.2 million for the nine months ended September 30, 2010 from $25.4 million for the same period in 2009, primarily due decreases of $0.5 million of litigation-related expenses net of insurance reimbursements, $0.7 million in outside services and $0.3 million in audit fees, offset by an increase of $0.3 million in labor costs.

Operating income increased by 25.3% to $10.7 million for the nine months ended September 30, 2010, from $8.6 million for the same period in 2009, due primarily to the increase in gross profit and decrease in SG&A expenses as noted above.

Interest expense decreased by 13.4% to $4.7 million for the nine months ended September 30, 2010, from $5.5 million for the same period in 2009, primarily due to a decrease in the applicable interest rate on the Facility, and the pay off of the subordinated debt in May 2010.

Income tax expense increased by 122.3% to $3.6 million for the nine months ended September 30, 2010, from $1.6 million for the same period in 2009, which is based on the estimated annual effective tax rate applied to the pretax income for the nine month period, adjusted for the income tax expense previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation increased by 114.8% to $1.9 million for the nine months ended September 30, 2010, from $0.9 million for the same period in 2009, primarily attributable to the increase in operating income as discussed above.

Liquidity and Capital Resources

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving credit facility (“the Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. We discuss any significant unusual circumstances, such as the examples described above, that could have an impact on the Facility, and therefore our liquidity.

Cash provided by operating activities was $2.1 million for the nine months ended September 30, 2010, compared to cash used in operating activities of $2.1 million for the same period in 2009. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.

Cash used in investing activities was approximately $0.7 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2010 was $1.4 million, primarily attributable to the repayment of $4.2 million of the Company’s senior subordinated notes (the “Notes”), net repayment of $2.9 million of the Facility, distributions of $0.6 million to the Class B Member of Telos ID, redemption of $0.5 million of the Company’s senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”), offset by net proceeds of $7.4 million from term loan. Cash used in financing activities for the nine months ended September 30, 2009 was $0.9 million, primarily due to net proceeds of $0.8 million from the Facility, offset by distributions of $1.1 million to the Class B Member of Telos ID.

We believe that available cash and borrowings under the Facility will be sufficient to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future. The Facility will expire May 17, 2014. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $16.6 million as of September 30, 2010 and $14.1 million as of December 31, 2009. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”, formerly Wells Fargo Foothill, Inc.) Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes in full repayment of the principal and accrued but unpaid interest on the Notes through the date of the closing.

On September 27, 2010, the Facility was amended to allow for the redemption of a portion of outstanding shares of the Senior Redeemable Preferred Stock.

As of September 30, 2010, the interest rate on the Facility was 4.25%. As of September 30, 2010, we had not elected the LIBOR rate option. We incurred interest expense in the amount of $0.2 million, and $0.5 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million, and $0.8 million for the three and nine months ended September 30, 2009, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of September 30, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $375,000, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheet. The revolving component of the Facility and the remaining balance of the term loan, or $7.0 million, mature over the period 2011 through 2014 and are classified as a noncurrent liability as of September 30, 2010.

At September 30, 2010, we had outstanding borrowings of $11.8 million on the Facility, which included $7.4 million term loan, of which $0.4 million was short-term. At December 31, 2009, the outstanding borrowings on the Facility were $9.2 million. At September 30, 2010 and December 31, 2009, we had unused borrowing availability on the Facility of $18.2 million and $10.6 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.4% and 8.4% for the nine months ended September 30, 2010 and 2009, respectively. The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 8.7% and 10.1% for the nine months ended September 30, 2010 and 2009, respectively.

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

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, at December 31, 2009. On May 17, 2010, the principal balances of the Notes totaling $4.2 million plus accrued interest were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0 and $0.2 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, on the Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock – Senior Redeemable Preferred Stock and 12% Cumulative Exchangeable Preferred Stock (“Public Preferred Stock”). Each class carries cumulative dividend rates of 14.125% and 12%, respectively. We accrue dividends and provide for accretion related to the redeemable preferred stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $114.5 million and $111.3 million at September 30, 2010 and December 31, 2009, respectively. We recorded dividends of $1.1 million and $3.2 million each for the three and nine months ended September 30, 2010 and 2009, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

Redemption for all shares of the Senior Redeemable Preferred Stock plus all accrued dividends on those shares was scheduled, subject to limitations detailed below, on October 31, 2005, however, after various extensions by Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock and on May 17, 2010, in connection with the amended Facility agreement with Wells Fargo, Toxford further extended the maturity of its instruments to August 31, 2014. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Accordingly, due to the terms of the Facility agreement and other contractual restrictions, we are precluded from making the scheduled payment. On September 27, 2010, the Facility was amended to allow for the redemption of a portion of outstanding shares of the Senior Redeemable Preferred Stock. On September 27, 2010, 4.9% of the Senior Redeemable Preferred Stock with carrying value of $522,000 was redeemed for $430,000, resulting in a gain in the amount of $92,000, representing a discount of approximately 17.5%, which was recorded in other income on the Condensed Consolidated Statements of Operations. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2010, the remaining 14.7% is also classified as noncurrent.

Public Preferred Stock

Redemption Provisions

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of September 30, 2010 and December 31, 2009.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2010. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $72.0 million and $69.1 million as of September 30, 2010 and December 31, 2009, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, dividends totaling $1.1 million and $3.2 million each for the three and nine months ended September 30, 2010 and 2009, respectively, were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $103.9 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2010 and December 31, 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

At September 30, 2010, we had outstanding debt and long-term obligations of $131.5 million, consisting of $11.4 million under the Facility, $6.2 million in capital lease obligations and $113.9 million in redeemable preferred stock classified as liability pursuant to ASC 480-10.

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

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. Interest on the Facility is charged at 4.25%, beginning on May 17, 2010. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.4% and 8.4% for the nine months ended September 30, 2010 and 2009, respectively. The Facility had an outstanding balance of $11.8 million at September 30, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the third quarter of 2010 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At September 30, 2010, total undeclared unpaid dividends accrued for financial reporting purposes are $7.2 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, on April 14, 2005, Toxford Corporation, the holder of 72.6% of the Senior Redeemable Preferred Stock, extended the maturity of its instruments to October 31, 2008. Subsequently, on March 17, 2008, Toxford Corporation further extended the maturity of its instruments to December 31, 2011. On May 17, 2010, in connection with the amended Facility agreement with Wells Fargo, Toxford further extended the maturity of its instruments to August 31, 2014. Additionally, on June 4, 2008, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holder of 7.9% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, also extended the maturity of their instruments to December 31, 2011. Subject to limitations set forth below, we were scheduled to redeem 14.0% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Due to our current financial position and the terms of the Facility and other contractual restrictions, we are precluded from making the scheduled payment. On September 27, 2010, the Facility was amended to allow for the redemption of a portion of outstanding shares of the Senior Redeemable Preferred Stock. On September 27, 2010, 4.9% of the Senior Redeemable Preferred Stock with carrying value of $522,000 was redeemed for $430,000, resulting in a gain in the amount of $92,000, representing a discount of approximately 17.5%, which was recorded in other income on the Condensed Consolidated Statements of Operations. As the Senior Redeemable Preferred Stock is not due on demand, or callable, within twelve months from September 30, 2010, the remaining 14.7% is also classified as noncurrent.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $72.0 million in cash dividends as of September 30, 2010 and $69.1 million as of December 31, 2009.

Since 1991, we have not declared or paid any dividends on the Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we are scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. We have therefore classified these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.28	First Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer