Form 10-K
period 2010-12-31
TELOS CORP
filed 2011-03-31
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010: Not applicable

As of March 24, 2011, the registrant had outstanding 35,919,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

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

Words such as “believes,” “anticipates,” “expects,” “intends” and “plans” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The forward-looking statements are and will be based upon management’s then current views and assumptions regarding future events and operating performance and are only applicable as of the dates of such statements. The Company does not intend to update these forward-looking statements except as may be required by applicable laws.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved. The Company cautions you that a number of important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements, including without limitation the risks described under the caption “Risk Factors” in this Annual Report on Form 10-K. You are cautioned not to place under reliance on the Company’s forward-looking statements.

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

We generate approximately 82.8% of our revenues by delivering these solutions at a fixed price to our customers. This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers. We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

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

Ensuring the Reliability of Operations. Our testing is comprehensive, assuring our customers of a dependable product when delivered. Our support is worldwide, extending from helpdesk resources for government agencies throughout the country, to field support overseas.

Leveraging Customers’ Existing Infrastructure. Our pre-deployment assessment of our customers’ environments, ranging from secure network site surveys to evaluations of physical security access, assures our customers of the technical and operational compatibility of our solutions.

Selected Examples of How We Accomplish Our Mission

We protect the communications of our customers through the development and delivery of our Automated Message Handling System (“AMHS”). AMHS has been adopted by the Department of Defense to carry all official message traffic and is implemented throughout all branches of the military, the intelligence community and other critical civilian agencies. AMHS is also used by U.S. Central Command to meet its critical organization and communications requirements in the CENTCOM Theater of Operations including Iraq and Afghanistan.

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

We protect and extend the networks of our customers by developing and delivering over 30,000 high speed, long range, secure tactical wireless network modules providing last mile connectivity between our warfighters around the world and the U.S. Army logistics networks.

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

Our IT solutions consist of the following:

•

Secure Networks – Secure wired and wireless network solutions for Department of Defense (“DoD”) and other federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions.

•

Information Assurance – Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•

Secure Messaging – The next-generation messaging solution supporting warfighters throughout the world. AMHS offers secure, automated, web-based solutions for distributing and managing enterprise messages formatted for the Defense Messaging System.

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

Intellectual Property

We invest in the creation of intellectual property and employ various forms of legal intellectual property protection mechanisms including the use of copyright, trademark, patent, and trade secret laws in North America and other jurisdictions. We have intellectual property reviews as an integral part of our development process in order to identify intellectual property as early as possible in the development process so the appropriate form of protection can be obtained. We also vigorously control access to intellectual property via physical and logical protection mechanisms. All of our employees sign agreements that govern intellectual property ownership and confidentiality. We also enter into intellectual property, confidentiality and non-disclosure agreements with partners and other third parties.

Telos, Xacta, and Xacta IA Manager are trademarks of Telos Corporation. Telos ID is a trademark of Telos Identity Management Solutions, LLC.

Patents, Trademarks, Trade Secrets and Licenses

Intellectual property is critical to the long-term value and success of the Company and accordingly we have focused our efforts on the development of intellectual property, including patents, copyrights, trademarks, service marks, and other proprietary assets. We are committed to vigilant protection of our intellectual property and proprietary information and will use every available resource to protect such investment. Among other things, we require all employees and consultants to execute confidentiality and non-disclosure agreements which limit the disclosure of confidential information to certain circumstances set forth in such agreements. Patents for our products extend for varying periods of time based on the date of the patent application or registration. Trademark and service mark protection for registered marks generally continues for as long as the marks are used. Generally, registered copyright protection continues for a term of at least 70 years.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time-and-materials contracts. For 2010, the Company’s revenue derived from firm fixed-price and time-and-material contracts was 82.8% and 17.2%, respectively.

In 2010, we derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2010		2009		2008
	(dollar amounts in thousands)
Federal	$220,017	97.4%	$271,862	98.6%	$214,122	98.6%
Commercial	5,780	2.6%	3,819	1.4%	2,945	1.4%

Total	$225,797	100.0%	$275,681	100.0%	$217,067	100.0%

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

Our People and Culture

As of December 31, 2010, we employed 630 people, which includes 76 from Teloworks, and 70 from Telos ID. Of our employees, 400 hold security clearances of secret or higher.

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

Competition

We operate in a highly competitive marketplace. There are other companies that provide solutions similar to ours. Although these companies provide offerings that overlap with some of our solutions, we are not aware of any single company that provides competitive solutions in all of the areas where we compete. Among the companies that our solution areas compete with range from integrators that provide products and services such as Booz Allen Hamilton, General Dynamics, Lockheed Martin, Northrop Grumman, SAIC and Cogent, to more product-specific organizations such as Agiliance and Archer Technologies.

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

At December 31, 2010 and 2009, we had total backlog from existing contracts of approximately $632.2 million and $665.6 million, respectively. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2010 and 2009 was $124.3 million and $156.8 million, respectively.

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

Our inability to maintain sufficient availability on our revolving credit facility or sufficient access to capital markets to replace that facility would have a significant impact on our business.

We maintain a revolving credit facility (“the Facility”) with Wells Fargo Capital Finance, Inc. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slow-down was material in amount and occurred over an extended period of time. Any of the examples described above could have an impact on the Facility, and therefore our liquidity.

We depend on the U.S. Government for a significant portion of our sales and a significant decline in U.S. Government defense spending could have an adverse impact on our financial condition and results of operations.

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

U.S. Government contracts generally are not fully funded at inception and are subject to amendment or termination, which places a significant portion of our revenues at risk and could adversely impact our earnings.

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

The third-party technology licenses used by us may not continue to be available on commercially reasonable terms or at all. Our business could suffer if we lost the rights to use these technologies. A third-party could claim that the licensed software infringes a patent or other proprietary right. Litigation between the licensor and a third-party or between us and a third-party could lead to royalty obligations for which we are not indemnified or for which indemnification is insufficient, or we may not be able to obtain any additional license on commercially reasonable terms or at all. The loss of, or our inability to obtain or maintain, any of these technology licenses could delay the introduction of new products or services until equivalent technology, if available, is identified, licensed and integrated. This could harm our business.

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

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID which space serves as Telos ID’s corporate headquarters. This sublease will expire on December 31, 2011.

We lease additional office space in 8 separate facilities located in Alabama, California, Massachusetts, Maryland, New Jersey, and Virginia under various leases expiring through September of 2013.

We believe that the current space is substantially adequate to meet our operating requirements.

Item 3.	Legal Proceedings

Information regarding legal proceedings may be found in Note 14 – Contingencies and Subsequent Events to the Consolidated Financial Statements.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 1, 2011, there were 198 holders of our Class A Common Stock and 10 holders of our Class B Common Stock. We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 7 – Current Liabilities and Debt Obligations to the Consolidated Financial Statements.

No public market exists for our Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”). See Note 8 – Redeemable Preferred Stock to the Consolidated Financial Statements.

Our 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) is quoted as TLSRP in the Pink Sheets. See Note 8 – Redeemable Preferred Stock to the Consolidated Financial Statements.

On February 5, 2008, our Board adopted the Telos Corporation 2008 Omnibus Long-Term Incentive Plan (the “2008 Plan”), which was subsequently approved by our Class A and Class B Common stockholders at a special meeting of stockholders held on February 21, 2008. The number of shares available for issuance under the 2008 Plan is 15,000,000.

As of December 31, 2010, there were 33,588,901 Class A Common shares issued and outstanding, and the number of shares available for issuance under the 2008 Plan was 2,582,301.

Item 6.	Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands)
Sales	$225,797	$275,681	$217,067	$226,585	$140,873
Operating income (loss)	15,006	13,713	14,613	9,353	(9,025)
Income (loss) before income taxes	8,952	6,572	7,103	6,936	(29,669)
Net income (loss) attributable to Telos Corporation	3,047	1,277	10,688	5,546	(29,681)

FINANCIAL CONDITION

	As of December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands)
Total assets	$74,804	$104,927	$62,701	$67,456	$48,460
Senior credit facility (1)	13,786	9,198	12,162	12,849	12,568
Senior subordinated debt (1)	—	4,179	4,179	5,179	5,179
Capital lease obligations, long-term (2)	5,950	6,896	7,559	8,129	8,722
Senior redeemable preferred stock (3)	10,190	10,294	9,871	9,447	9,023
Public preferred stock (3)	104,806	100,983	97,160	92,837	87,987

(1)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 11 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.
(3)	See Note 8 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. Our IT solutions consist of the following:

•

Secure Networks – Secure wired and wireless network solutions for DoD and other federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions.

•

Information Assurance – Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•

Secure Messaging – The next-generation messaging solution supporting warfighters throughout the world. Our AMHS offers secure, automated, web-based solutions for distributing and managing enterprise messages formatted for DMS.

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

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”). VSOE is defined by ASC 985-605 and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority. When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

We may use subcontractors and suppliers in the course of performing on contracts. Some of these arrangements may fall within the scope of ASC 605-45. We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Secure Messaging – We provide our Automated Message Handling System (“AMHS”) and related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only time-and-materials (“T&M”) contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and firm-fixed price (“FFP”) services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networking Solutions – We provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

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

Results of Operations

We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. In general, we believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed- price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin. For 2010, revenue by contract type was as follows: firm fixed-priced 82.8%, and time-and-materials 17.2%.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
	(dollar amounts in thousands)
Revenue	$225,797	100.0%	$275,681	100.0%	$217,067	100.0%
Cost of sales	178,497	79.1	230,108	83.4	172,640	79.6
Selling, general and administrative expenses	32,294	14.3	31,860	11.6	29,814	13.7

Operating income	15,006	6.6	13,713	5.0	14,613	6.7
Other income (expenses):
Non-operating income	174	0.1	85	—	191	0.1
Interest expense	(6,228)	(2.8)	(7,226)	(2.6)	(7,701)	(3.5)

Income before income taxes	8,952	3.9	6,572	2.4	7,103	3.3
(Provision) benefit for income taxes	(4,708)	(2.1)	(4,263)	(1.5)	5,731	2.6

Net income	4,244	1.8	2,309	0.9	12,834	5.9

Less: Net income attributable to non-controlling interest	(1,197)	(0.5)	(1,032)	(0.4)	(2,146)	(1.0)

Net income attributable to Telos Corporation	$3,047	1.3%	$1,277	0.5%	$10,688	4.9%

Results of Operations

Years ended December 31, 2010, 2009 and 2008

Revenue. Revenue decreased by 18.1% to $225.8 million for 2010 from $275.7 million for 2009. Such decrease is primarily attributable to decreased sales of Secured Networks solutions from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract, offset by an increase in sales of Secure Messaging solutions. Product revenue for 2010 decreased by 36.8% to $102.9 million from $162.9 million for 2009, attributable to a decrease in sales of $57.1 million of Secured Networks solutions primarily due to decreased sales of Telos manufactured technology solutions under the NETCENTS contract and resold products under the NETCENTS and U.S. Army ADMC-2 contracts, a decrease in sales of $3.8 million of Identity Management solutions, offset by an increase in sales of Information Assurance solutions of $0.8 million, and an increase of $2.1 million in sales of proprietary software. Services revenue increased by 8.9% to $122.9 million for 2010 from $112.8 million for 2009, primarily attributable to increases in revenue of $7.9 million for Secure Networks solutions, including an increase of $3.8 million in net agency revenue which is a direct result of continued emphasis on selling solutions and services while outsourcing product sales, $4.0 million of Secure Messaging solutions, and $0.3 million of Identity Management solutions, offset by a decrease in sales of $2.1 million of Information Assurance solutions.

Revenue increased by 27.0% to $275.7 million for 2009 from $217.1 million for 2008. Such increase is primarily attributable to increased sales of Secured Networks solutions from the NETCENTS contract and the ADMC-2 contract, offset by a decrease in sales of Identity Management solutions from the Defense Manpower Data Center (“DMDC”) contract. Product revenue for 2009 increased by 54.8% to $162.9 million from $105.3 million for 2008, primarily attributable to an increase in sales of $67.3 million of Secured Networks solutions due to increased sales of Telos manufactured technology solutions under the NETCENTS contract as well as increased product reselling activities under the ADMC-2 and NETCENTS contracts, an increase in sales of $2.3 million of Information Assurance solutions, offset by a decrease in sales of Identity Management solutions of $8.7 million under the DMDC, and a decrease of $2.6 million in sales of proprietary software. Services revenue increased by 0.9% to $112.8 million for 2009 from $111.8 million for 2008, primarily attributable to increases in revenue of $6.5 million for Secure Messaging solutions, offset by a decrease in sales of $5.6 million of Secure Networks solutions.

Cost of sales. Cost of sales decreased by 22.4% to $178.5 million for 2010 from $230.1 million for 2009 as a result of decreases in revenue, primarily product revenue from Telos manufactured technology solutions and resold products under NETCENTS and ADMC-2. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales. Cost of sales increased by 33.3% to $230.1 million for 2009 from $172.6 million for 2008.

Gross profit. Gross profit increased by 3.8% to $47.3 million for 2010 from $45.6 million for 2009, and by 2.6% from $44.4 million for 2008. Gross margin increased 4.3% to 20.9% for 2010 from 16.6% for 2009, primarily due to a combination of factors in various business lines, including increases in proprietary software sales, an adjustment to warranty liability in 2010, recognition of an estimated loss on a contract in 2009 which was not repeated in 2010, various changes in the mix of contracts in all business lines, and continued emphasis on selling solutions while outsourcing product sales. Gross margin decreased 3.8% to 16.6% for 2009 from 20.4% for 2008, primarily due to a combination of factors in various business lines, including an adjustment to warranty liability in 2008, recognition of an estimated loss on a contract in 2009, various changes in the mix of contracts in all business lines, and increases in product reselling under the ADMC-2 and NETCENTS contracts, which were substantially offset by increases in Telos manufactured technology solutions.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased 1.4% to $32.3 million for 2010 from $31.9 million for 2009. Such increase is primarily attributable to increases in bonuses of $0.9 million, labor and other costs of $0.6 million, offset by decreases in outside services of $0.7 million, legal costs of $0.1 million, and trade show expenses of $0.2 million.

Selling, general, and administrative expenses increased 6.9% to $31.9 million for 2009 from $29.8 million for 2008. Such increase is primarily attributable to increases in labor and other costs of $2.3 million associated with increased selling activities and research & development costs, an increase in outside services of $0.4 million, offset by a decrease in bonuses of $0.9 million.

Interest expense. Interest expenses decreased 13.8% to $6.2 million for 2010 from $7.2 million for 2009, primarily due to a decrease in the applicable interest rate on the Facility, and the pay off of the subordinated debt in May 2010. Interest expenses decreased 6.2% to $7.2 million for 2009 from $7.7 million for 2008, primarily due to a decrease in the accrual of accretion of the Public Preferred Stock. Components of interest expense are as follows:

	December 31,
	2010	2009	2008
	(amounts in thousands)
Commercial and subordinated note interest incurred	$1,987	$2,980	$2,954
Preferred stock interest accrued	4,241	4,246	4,747

Total	$6,228	$7,226	$7,701

Provision for income taxes. Provision for income taxes increased 10.4% to $4.7 million for 2010 from $4.3 million for 2009, primarily due to an increase in operating income and the utilization of all alternative minimum tax credit carryforwards for federal tax purposes. Provision for income taxes for 2009 was $4.3 million, primarily due to the utilization of principally all net operating loss carryforwards for federal tax purposes, and state income tax liabilities. We recorded a benefit of $5.7 million in 2008, primarily attributable to the release of the valuation allowance of $6.0 million on our deferred tax assets. Our decision to release the valuation allowance was based on our determination that it is more likely than not that we will be able to realize the benefit. We had been profitable in seven out of prior eight quarters and we projected positive results in the future based in part on our large funded backlog.

Liquidity and Capital Resources

As described in more detail below, we maintain a revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) which was formerly Wells Fargo Foothill, Inc. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity. Management believes that the Company’s borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Cash provided by operating activities was $3.2 million for the year ended December 31, 2010, compared to cash provided by operating activities of $4.8 million for 2009. Cash provided by or used in operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. At December 31, 2010, inventory decreased over prior year primarily due to significant amounts of drop-shipped products in transit at the end of 2009 that were delivered in 2010. In 2010, net income was $4.2 million, which included $1.5 million of deferred income tax provision primarily resulting from the realization of alternative minimum tax credit. In 2009, net income was $2.3 million, which included $3.3 million of deferred income tax provision primarily as a result of the realization of net operating loss carryforward. In 2008, net income was $12.8 million, which included $6.0 million of deferred income tax benefit to reflect the release of valuation allowance against the deferred tax assets.

Cash used in investing activities for the year ended December 31, 2010 was $0.7 million, which consisted of the purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2009 was $1.0 million, which consisted of the purchase of $1.1 million of property and equipment, offset by the maturity of restricted investments of $0.1 million. Cash provided by investing activities for the year ended December 31, 2008 was $3.4 million, which consisted of the maturity of $4.0 million of certain restricted investments, offset by the purchase of $0.6 million of property and equipment.

Cash used in financing activities for year ended December 31, 2010 was $2.4 million, compared to $3.8 million for 2009, and $3.1 million for 2008. The financing activities in 2010 consisted primarily of net proceeds of $7.3 million from a term loan, payment of $4.2 million of senior subordinated notes, net repayments of $3.1 million to the Facility, repayments of $0.8 million under capital leases, distributions of $1.1 million to the Class B Member of Telos ID, and redemption of $0.4 million senior preferred stock. The financing activities in 2009 consisted primarily of net repayments of $1.6 million to the Facility, repayments of $0.7 million under capital leases, and distributions of $1.3 million to the Class B Member of Telos ID. The financing activities in 2008 consisted of the payments of $0.5 million under capital leases, payments of $1.0 million of senior subordinated notes, and distribution of $1.8 million to the Class B Member of Telos ID, offset by net borrowings of $0.4 million from the Facility.

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

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million Facility with Wells Fargo. Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. As of December 31, 2010, we did not elect the LIBOR Rate option. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10% (see Note 8 – Redeemable Preferred Stock).

As of December 31, 2010, the interest rate on the Facility was 4.25%. We incurred interest expense in the amount of $0.7 million, $1.1 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of December 31, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets. The revolving component of the Facility and the remaining balance of the term loan, or $6.9 million, mature over the period 2011 through 2014 and are classified as a noncurrent liability as of December 31, 2010.

At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was short-term. At December 31, 2009, the outstanding borrowings on the Facility were $9.2 million. At December 31, 2010 and 2009, we had unused borrowing availability on the Facility of $9.1 million and $10.6 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.0% and 8.5% for the years ended December 31, 2010 and 2009, respectively. The effective weighted average interest rates (including various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 7.8% and 10.6% for the years ended December 31, 2010 and 2009, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Notes were unsecured. The maturity date of such Notes was December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes could be prepaid at our option; however, the Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

We repaid $0.5 million in June 2008, and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo granted a waiver and amendment to the Facility to allow the repayment of such Notes.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at December 31, 2009. On May 17, 2010, the principal balances of the Notes plus accrued but unpaid interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. For the years ended December 31, 2010, 2009, and 2008, we incurred interest expense in the amount of $0.2 million, $0.6 million, and $0.7 million, respectively, on the Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock – Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 14.125% and 12%, respectively. We accrue dividends on both classes of redeemable preferred stock and provide for accretion related to the Public Preferred Stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $115.0 million and $111.3 million at December 31, 2010 and 2009, respectively. We recorded dividends of $4.2 million each for the years ended December 31, 2010 and 2009, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

The Senior Redeemable Preferred Stock is senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of December 31, 2010, instruments held by Toxford Corporation, the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 8.3% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%. In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2010.

On September 27, 2010, with the consent and waiver of the remaining holders of the outstanding shares of Senior Redeemable Preferred Stock, 4.9% of the Senior Redeemable Preferred Stock with a carrying value of $522,000 was redeemed for $430,000, resulting in a gain in the amount of $92,000, representing a discount of approximately 17.5%, which was recorded in other income on the consolidated statements of operations.

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at December 31, 2010 and 2009 was 1,188 shares and 1,250 shares for Series A-1, respectively; and 1,664 shares and 1,750 shares for Series A-2, respectively.

At December 31, 2010 and 2009, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.7 million and $7.3 million, respectively. We accrued dividends on the Senior Redeemable Preferred Stock of $418,000, $423,000 and $424,000 for the years ended December 31, 2010, 2009, and 2008, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Redemption Provisions

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2010 and 2009.

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

Accordingly, as stated above, we will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2010. This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $72.9 million as of December 31, 2010. In 2010, we accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $104.8 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2010 and 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

Our working capital was $21.3 million and $14.1 million as of December 31, 2010 and 2009, respectively.

At December 31, 2010, we had outstanding debt and long-term obligations of $134.8 million, consisting of $13.8 million under the Facility, $6.0 million in capital lease obligations and $115.0 million in redeemable preferred stock, which is classified as a liability pursuant to ASC 480-10.

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

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2010 (in thousands):

		Payments due by Period
	Total	2011	2012 - 2014	2015 - 2017	2018 and later
Capital lease obligations (1)	$10,517	$2,066	$5,975	$2,476	—
Senior revolving credit facility (2)	14,161	375	13,786	—	—
Operating lease obligations	1,028	604	346	78	—

	$25,706	$3,045	$20,107	$2,554	—

Senior preferred stock (3)	$10,190
Public preferred stock (4)	104,806

	$114,996

Total	$140,702

(1) Includes interest expense:	$3,622	$1,121	$2,235	$266	—
(2)	Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments. Interest expense for 2010 was $0.7 million.
(3)	In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2010, and includes accrual of accumulated dividends of $7.3 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $403,000.
(4)	In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2010, and includes accrual of accumulated dividends and accretion of $98.4 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Capital expenditures for property and equipment were $0.7 million in 2010, $1.1 million in 2009, and $0.6 million in 2008. We presently anticipate capital expenditures of approximately $1.9 million in 2011; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2011.

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

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. As of December 31, 2010, interest on the Facility is charged at 4.25%. The effective average interest rates on the outstanding borrowings under the Facility in 2010 and 2009 were 7.0% and 8.5%, respectively. The Facility had an outstanding balance of $14.2 million at December 31, 2010.

Item 8.	Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telos Corporation

Ashburn, Virginia

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 of the notes to the consolidated financial statements, effective January 1, 2009, the Company adopted new rules regarding the accounting for non-controlling interests.

/s/ BDO USA, LLP

Bethesda, Maryland

March 31, 2011

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Revenue (Note 6)
Products	$102,895	$162,911	$105,269
Services	122,902	112,770	111,798

	225,797	275,681	217,067

Costs and expenses
Cost of sales – Products	86,084	137,508	88,419
Cost of sales – Services	92,413	92,600	84,221

	178,497	230,108	172,640

Selling, general and administrative expenses	32,294	31,860	29,814

Operating income	15,006	13,713	14,613

Other income (expenses)
Non-operating income	174	85	191
Interest expense	(6,228)	(7,226)	(7,701)

Income before income taxes	8,952	6,572	7,103
(Provision) benefit for income taxes (Note 10)	(4,708)	(4,263)	5,731

Net income	4,244	2,309	12,834

Less: Net income attributable to non-controlling interest (Note 2)	(1,197)	(1,032)	(2,146)

Net income attributable to Telos Corporation	$3,047	$1,277	$10,688

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	December 31,
	2010	2009
Current assets (Note 7)
Cash and cash equivalents	$116	$78
Accounts receivable, net of reserve of $358 and $363, respectively (Note 6)	54,085	52,800
Inventories, net of obsolescence reserve of $319 and $241, respectively	7,309	32,612
Deferred income taxes (Note 10)	—	1,190
Deferred program expenses	2,658	6,429
Other current assets	2,878	3,294

Total current assets	67,046	96,403

Property and equipment (Note 7)
Furniture and equipment	9,497	9,106
Leasehold improvements	1,833	1,780
Property and equipment under capital leases	14,362	14,362

	25,692	25,248
Accumulated depreciation and amortization	(19,950)	(18,567)

	5,742	6,681

Deferred income taxes, long-term (Note 10)	1,665	1,556
Other assets (Note 7)	351	287

Total assets	$74,804	$104,927

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,

AND STOCKHOLDERS’ DEFICIT

	December 31,
	2010	2009
Current liabilities
Accounts payable and other accrued payables (Note 7)	$28,933	$61,799
Accrued compensation and benefits	6,880	5,914
Deferred revenue	4,386	8,840
Deferred income taxes (Note 10)	434	—
Senior credit facility – short-term (Note 7)	375	—
Current portion, capital lease obligations (Note 11)	945	832
Other current liabilities	3,832	4,875

Total current liabilities	45,785	82,260

Senior revolving credit facility – long-term (Note 7)	13,786	9,198
Senior subordinated notes (Note 7)	—	4,179
Capital lease obligations (Note 11)	5,950	6,896
Senior redeemable preferred stock (Note 8)	10,190	10,294
Public preferred stock (Note 8)	104,806	100,983
Other liabilities	83	43

Total liabilities	180,600	213,853

Commitments, contingencies and subsequent events (Notes 11 and 14)

Stockholders’ deficit (Note 9)
Telos stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 33,588,901 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	103	103
Accumulated other comprehensive income (loss)	(26)	17
Accumulated deficit	(106,405)	(109,452)

Total Telos stockholders’ deficit	(106,250)	(109,254)

Non-controlling interest in subsidiary (Note 2)	454	328

Total stockholders’ deficit	(105,796)	(108,926)

Total liabilities, redeemable preferred stock, and stockholders’ deficit	$74,804	$104,927

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$4,244	$2,309	$12,834
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on redemption of senior preferred stock	(92)	—	—
Dividends and accretion of preferred stock as interest expense	4,241	4,246	4,747
Depreciation and amortization	1,625	1,472	1,431
Provision for inventory obsolescence	78	84	229
Provision(benefit) for doubtful accounts receivable	(3)	138	(223)
Amortization of debt issuance costs	102	106	35
Deferred income tax provision (benefit)	1,515	3,287	(6,033)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,380)	(13,022)	214
(Increase) decrease in inventories	25,225	(25,564)	4,557
(Increase) decrease in deferred program expenses	3,771	(4,961)	1,644
(Increase) decrease in other current assets and other assets	339	(2,363)	(341)
Increase (decrease) in accounts payable and other accrued payables	(32,103)	33,568	(14,963)
(Decrease) increase in accrued compensation and benefits	966	(1,094)	(1,024)
Increase (decrease) in deferred revenue	(4,454)	5,125	(1,834)
Increase (decrease) in other current liabilities	(952)	1,446	(1,588)

Cash provided by (used in) operating activities	3,122	4,777	(315)

Investing activities:
Purchases of property and equipment	(680)	(1,075)	(644)
Maturity of restricted investments	—	103	4,005

Cash (used in) provided by investing activities	(680)	(972)	3,361

Financing activities:
Proceeds from senior credit facility	244,313	267,280	229,170
Repayment of senior credit facility	(246,662)	(270,244)	(229,857)
Proceeds from term loan	7,500	—	—
Repayment of term loan	(188)	—	—
(Decrease) increase in book overdrafts	(774)	1,321	1,103
Payments under capital lease obligations	(833)	(692)	(543)
Redemption of senior preferred stock	(430)	—	—
Repayment of senior subordinated notes	(4,179)	—	(1,000)
Debt issuance costs	(85)	(150)	(180)
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,071)	(1,267)	(1,800)

Cash used in financing activities	(2,409)	(3,752)	(3,107)

Effect of exchange rate changes on cash and cash equivalents	5	3	—

Increase (decrease) in cash and cash equivalent	38	56	(61)
Cash and cash equivalents at beginning of the year	78	22	83

Cash and cash equivalents at end of year	$116	$78	$22

	Years Ended December 31,
	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,102	$2,983	$3,001

Income taxes	$3,140	$337	$515

Noncash:
Interest on redeemable preferred stock	$4,241	$4,246	$4,747

Financing of capital leases	$—	$216	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total Stockholders Deficit
Balance December 31, 2007	$65	$13	$103	$—	$(121,417)	$217	$(121,019)

Net income for the year	—	—	—	—	10,688	2,146	12,834
Distributions	—	—	—	—	—	(1,800)	(1,800)

Balance December 31, 2008	$65	$13	$103	$—	$(110,729)	$563	$(109,985)

Net income for the year	—	—	—	—	1,277	1,032	2,309
Foreign currency translation income	—	—	—	17	—	—	17

Comprehensive income	—	—	—	17	1,277	1,032	2,326
Distributions	—	—	—	—	—	(1,267)	(1,267)

Balance December 31, 2009	$65	$13	$103	$17	$(109,452)	$328	$(108,926)

Net income for the year	—	—	—	—	3,047	1,197	4,244
Foreign currency translation income (loss)	—	—	—	(43)	—	—	(43)

Comprehensive income	—	—	—	(43)	3,047	1,197	4,201
Distributions	—	—	—	—	—	(1,071)	(1,071)

Balance December 31, 2010	$65	$13	$103	$(26)	$(106,405)	$454	$(105,796)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization

Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation and Telos Delaware, Inc. We also have a 60% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”, formerly “TIMS LLC”) and a 100% ownership interest in Teloworks, Inc. (“Teloworks”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company. We have also consolidated the results of operations of Telos ID (see Note 2 – Sale of Assets), and Teloworks (see Note 3 – Investment in Teloworks). Significant intercompany transactions have been eliminated on consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, warranty obligations, income taxes, contingencies and litigation, and assumptions used in evaluating potential impairments of intangible assets, stock-based compensation, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock. Actual results could differ from those estimates.

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

We may use subcontractors and suppliers in the course of performing on contracts. Some of these arrangements may fall within the scope of ASC 605-45. We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Secure Messaging – We provide Automated Message Handling System (“AMHS”) and related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only time-and-materials (“T&M”) contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and firm-fixed price (“FFP”) services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networking Solutions – We provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts with a net book value of $76,000 and $139,000 at December 31, 2010 and 2009, respectively, which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and its assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $7.6 million and $32.9 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions	Balance End of Year
Year Ended December 31, 2010	$241	$78	$—	$319
Year Ended December 31, 2009	$1,709	$84	$(1,552)	$241
Year Ended December 31, 2008	$1,482	$229	$(2)	$1,709

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statement of operations. For the years ended December 31, 2010, 2009 and 2008, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with ASC 350. This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life. We expensed all such software development costs in 2010, 2009 and 2008, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases, and related to Enterworks Process ExchangeTM (“EPX”) software in other assets, was $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Assets

The balance of other assets at December 31, 2010 and 2009 consists of refundable deposits in the amount of $351,000 and $287,000, respectively.

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

We follow the provisions of ASC 740 related to accounting for uncertainty in income taxes. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months.

As of December 31, 2010 and 2009, we had $501,000 and $316,000 of unrecognized tax benefits, which would have an effect on the effective tax rate, if recognized. Income taxes are provided based on the liability method for financial reporting purposes. For the years ended December 31, 2010, 2009 and 2008, there were $58,000, $36,000, and $0 of interest and penalties recorded and included in tax expense.

Stock-Based Compensation

We follow ASC 718, “Stock Compensation”. Under this method, compensation cost is recognized based on the requirements of ASC 718 for all share-based awards granted. There were no options granted on or after December 31, 2005.

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

Research and Development

For all years presented, we charge all research and development costs to expense as incurred. For software research and development costs, such costs are capitalized once technological feasibility is reached. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant. During 2010, 2009, and 2008, we incurred salary costs for research and development of approximately $0.8 million, $1.3 million, and $1.1 million, respectively, which are recorded as selling, general and administrative expense in the consolidated statements of operations.

Earnings per Share

As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income

Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. Our comprehensive income is comprised of gain from foreign currency translation.

Financial Instruments

We use various methods and assumptions to estimate the fair value of our financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues. See Note 5 – Fair Value Measurements to the Consolidated Financial Statements for fair value disclosures of senior subordinated notes and senior redeemable preferred stock.

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

On April 9, 2009, the FASB issued three related Staff Positions (“FSP”): (i) FSP 157-4 now codified within FASB Topic 820 (“ASC 820”) which is related to fair value measurements and disclosures, (ii) SFAS 115-2 and SFAS 124-2 now codified within FASB ASC Topic 320 (“ASC 320”) with regard to investments in debt or equity securities, and (iii) SFAS 107-1 and APB 28-1 now codified within FASB ASC Topic 825 (“ASC 825”) related to financial instruments, which are effective for interim and annual periods ending after June 15, 2009. ASC 820 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 enhances the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. Our adoption of these staff positions did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the current year presentation.

Note 2. Sale of Assets

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors (“Investors”) owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with ASC 505-10, we recognized a gain of $5.8 million. As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000. The brother of John B. Wood, our Chairman and Chief Executive Officer, indirectly held a 2% effective ownership interest in Telos ID as a result of the transaction, which was subsequently sold in the fourth quarter of 2008.

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $1.8 million, $1.6 million and $3.2 million for 2010, 2009 and 2008, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $1.2 million, $1.0 million and $2.1 million for 2010, 2009 and 2008, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the non-controlling interest under a new accounting standard issued by the FASB.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B member for the initial eighteen month period after the sale of Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions were to be made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the year ended December 31, 2010, 2009 and 2008, the Class B membership unit received a total of $1.1 million, $1.3 million and $1.8 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Non-controlling interest, beginning of period	$328	$563	$217
Net income	1,197	1,032	2,146
Distributions	(1,071)	(1,267)	(1,800)

Non-controlling interest, end of period	$454	$328	$563

Note 3. Investment in Teloworks

Effective January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all funding to Teloworks as expense in our consolidated statement of operations. Effective January 1, 2009, we accounted for the investment in Teloworks using the consolidation method. The effect of not previously consolidating Teloworks amounted to $160,000, which was immaterial to all prior periods and was reflected as an increase in the net income attributable to the Company for the year ended December 31, 2009. For 2008, we incurred expenses related to Teloworks in the amount of approximately $1.6 million.

In 2008, Teloworks formed a wholly-owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but has not generated significant revenue. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of December 31, 2010, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.2%. Since our initial investment in Enterworks, we accounted for such investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment in Enterworks to zero.

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

Level 2: Quoted prices in the markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

As of December 31, 2010 and 2009, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

On May 17, 2010, in accordance with the amended Wells Fargo Facility’s (as defined in Note 7 – Current Liabilities and Debt Obligations) stated use of proceeds, $4.2 million was paid to the holders of the Company’s senior subordinated notes (the “Notes”) (see Note 7 – Current Liabilities and Debt Obligations). Accordingly, as of December 31, 2010 and 2009, the carrying value of the Notes was zero and $4.2 million, respectively.

On September 27, 2010, 4.9% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $430,000 (see Note 8 – Redeemable Preferred Stock). As of December 31, 2010 and 2009, the carrying value of the Senior Redeemable Preferred Stock was $10.2 million and $10.3 million, respectively. Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, other than the repayment of the Notes and the redemption of 4.9% of the Senior Redeemable Preferred Stock, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2009, adjusted for the accrual of dividends and the redemption as mentioned above on the Senior Redeemable Preferred Stock.

As of December 31, 2010 and 2009, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $104.8 million and $101.0 million, respectively, and the estimated fair market value was $66.9 million and $63.7 million, respectively, based on quoted market prices.

Note 6. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 97.4%, 98.6%, and 98.6% of consolidated revenue in 2010, 2009, and 2008, respectively. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 95.1% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers. We maintain allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2010	2009
Billed accounts receivable	$41,422	$43,327
Amounts currently billable	13,021	9,836
Allowance for doubtful accounts	(358)	(363)

	$54,085	$52,800

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2010	$363	$(3)	$(2)	$358
Year ended December 31, 2009	$225	$138	$—	$363
Year ended December 31, 2008	$553	$(223)	$(105)	$225

(1)	Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)	Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2010		2009		2008
	(dollar amounts in thousands)
Federal	$220,017	97.4%	$271,862	98.6%	$214,122	98.6%
Commercial	5,780	2.6%	3,819	1.4%	2,945	1.4%

Total	$225,797	100.0%	$275,681	100.0%	$217,067	100.0%

Note 7. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of December 31, 2010 and 2009, the accounts payable and other accrued payables consisted of $22.6 million and $34.9 million, respectively, in trade account payables and $6.3 million and $26.9 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”, formerly Wells Fargo Foothill, Inc.). Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. As of December 31, 2010, we did not elect the LIBOR Rate option. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10% (see Note 8 – Redeemable Preferred Stock).

As of December 31, 2010, the interest rate on the Facility was 4.25%. We incurred interest expense in the amount of $0.7 million, $1.1 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of December 31, 2010, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets. The revolving component of the Facility and the remaining balance of the term loan, or $6.9 million, mature over the period 2011 through 2014 and are classified as a noncurrent liability as of December 31, 2010.

At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was short-term. At December 31, 2009, the outstanding borrowings on the Facility were $9.2 million. At December 31, 2010 and 2009, we had unused borrowing availability on the Facility of $9.1 million and $10.6 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.0% and 8.5% for the years ended December 31, 2010 and 2009, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2011	2012	2013	2014	Total
Short-term:
Term loan	$375	$—	$—	$—	$375	[1]

Long-term:
Term loan	$—	$375	$375	$6,187	$6,937	[1]
Revolving credit	—	—	—	6,849	6,849	[2]

Subtotal	$—	$375	$375	$13,036	$13,786

Total	$375	$375	$375	$13,036	$14,161

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of December 31, 2010, with fluctuating balances based on working capital requirements of the Company.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Notes were unsecured. The maturity date of such Notes was December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes could be prepaid at our option; however, the Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

We repaid $0.5 million in June 2008, and $0.5 million in July 2008, of the outstanding Series B Notes. The prepayment penalties on the repayment of such Notes were waived by the note holders. Additionally, Wells Fargo granted a waiver and amendment to the Facility to allow the repayment of such Notes.

The balances of the Series B and C Notes were $1.5 million and $2.7 million, respectively, each at December 31, 2009. On May 17, 2010, the principal balances of the Notes plus accrued but unpaid interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. For the years ended December 31, 2010, 2009, and 2008, we incurred interest expense in the amount of $0.2 million, $0.6 million, and $0.7 million, respectively, on the Notes.

Note 8. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The Senior Redeemable Preferred Stock is senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of December 31, 2010, instruments held by Toxford Corporation, the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B, the holders of 8.3% and 0.6%, respectively, of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%. In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2010.

On September 27, 2010, with the consent and waiver of the remaining holders of the outstanding shares of Senior Redeemable Preferred Stock, 4.9% of the Senior Redeemable Preferred Stock with a carrying value of $522,000 was redeemed for $430,000, resulting in a gain in the amount of $92,000, representing a discount of approximately 17.5%, which was recorded in other income on the consolidated statements of operations.

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at December 31, 2010 and 2009 was 1,188 shares and 1,250 shares for Series A-1, respectively; and 1,664 shares and 1,750 shares for Series A-2, respectively.

At December 31, 2010 and 2009, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $7.7 million and $7.3 million, respectively. We accrued dividends on the Senior Redeemable Preferred Stock of $418,000, $423,000 and $424,000 for the years ended December 31, 2010, 2009, and 2008, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we make periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. Accretion for the years ended December 31, 2010, 2009, and 2008 was $0, $0, and $0.5 million, respectively, which were reported as interest expense in those respective years. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2010 and 2009, was 3,185,586. The Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP on the OTCQB marketplace.

Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2010 and 2009.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2010. This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $72.9 million and $69.1 million as of December 31, 2010 and 2009, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the periods ended December 31, 2010, 2009 and 2008, dividends totaling $4.2 million each were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $104.8 million and $101.0 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2010 and 2009, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 9. Stockholders’ Deficit, Option Plans, and Employee Benefit Plan

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

1990 Stock Option Plan

Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of our Class A common stock were available for issuance under options to key employees, including officers and directors. The options expire 10 years from the date of grant. The option price determined by the Board of Directors was not less than the estimated fair value at the date of the grant and the options generally vest over a four-year period. The 1990 Stock Option Plan expired in 2000, with 923,000 remaining unissued options canceled. There were no options outstanding at December 31, 2010 and 2009. A total of 0, 6,000 and 450,750 options expired in 2010, 2009 and 2008, respectively, and 445,249 options were exchanged for restricted stock in June 2008.

1993 Option Plan

In 1993, stock option plan agreements were reached to provide Mr. John Wood, Executive Chairman, and Mr. Joseph Beninati, former Chairman, with options to each purchase up to 700,459 shares of our Class A common stock from us at $0.50 per share. Under the terms of the agreements, 350,230 shares vested immediately and the remainder vested ratably over the next twelve months. We recorded compensation expense related to these options based upon the difference between the exercise price and the estimated fair value of $0.82 per share at the measurement date of the stock options. Mr. Beninati’s agreement was terminated in 1996, and Mr. Beninati had not exercised any of the options. The shares subsequently available were administered under the same terms as the 1996 Stock Option Plan. These options expired 10 years from the date of grant. The 1993 Option Plan terminated in 2003. There were no options outstanding at December 31, 2010 and 2009.

1996 Stock Option Plan

The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant. Vesting of the stock options for key employees is based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control. The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan. The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled. A total of 0, 15,000 and 438,750 options granted under the 1996 Stock Option Plan expired during 2010, 2009 and 2008, respectively. There were 20,000 options outstanding at December 31, 2010 and 2009. A total of 27,000 options were canceled in 2008 and 2,463,500 options were exchanged for restricted stock in June 2008.

Telos Delaware Stock Incentive Plan

During the third quarter of 2000, our Board of Directors approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company. Certain of our key executives and employees are eligible to receive stock options under the plan. Under the plan, we may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant. A non-qualified option will not have an exercise price any lower than 85% of the fair value on the date of grant. All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors. There were 18,816 and 97,944 options outstanding at December 31, 2010 and 2009, respectively. A total of 76,378, 0 and 0 options expired during 2010, 2009 and 2008, respectively; 2,750, 9,688 and 24,814 options were canceled in 2010, 2009 and 2008, respectively; and 983,379 options were exchanged for restricted stock in June 2008.

Xacta Stock Incentive Plan

In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates. The options may be awarded as incentive or non-qualified, have a term of ten years, and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors. The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option. There were 16,564 and 56,445 options outstanding at December 31, 2010 and 2009, respectively. A total of 39,005, 0 and 0 options expired during 2010, 2009 and 2008, respectively; 876, 10,625 and 21,064 options were canceled in 2010, 2009 and 2008, respectively; and 2,498,564 options were exchanged for restricted stock in June 2008.

A summary of the status of our stock options for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2010 Stock Option Activity
Outstanding at beginning of year	174	$2.48
Granted	—	—
Exercised	—	—
Canceled	(119)	2.81

Outstanding at end of year	55	$1.75

Exercisable at end of year	55	$1.75

2009 Stock Option Activity
Outstanding at beginning of year	216	$2.34
Granted	—	—
Exercised	—	—
Canceled	(42)	1.74

Outstanding at end of year	174	$2.48

Exercisable at end of year	174	$2.48

2008 Stock Option Activity
Outstanding at beginning of year	7,569	$1.27
Granted	—	—
Exercised	—	—
Exchanged	(6,391)	1.26
Canceled	(962)	$1.13

Outstanding at end of year	216	$2.34

The aggregate intrinsic value for options outstanding and exercisable at year end 2010 is negligible. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our fair market value as determined by management and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010 and 2009:

December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	36	2.1 years	$0.68	36	$0.68
$3.85 – $4.00	19	0.3 years	$3.85	19	$3.85

December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	76	2.8 years	$0.72	76	$0.72
$3.85 – $4.00	98	0.8 years	$3.85	98	$3.85

As of December 31, 2010 and 2009, all outstanding shares under the plans are vested.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock. We match one-half of voluntary participant contributions to the Plan up to a maximum contribution by us of 3% of a participant’s salary. Our total contributions to this Plan for 2010, 2009, and 2008 were $786,000, $791,000, and $705,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate. Telos ID matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant’s salary. The total 2010, 2009 and 2008 Telos ID contributions to this plan were $85,000, $76,000 and $69,000, respectively.

Note 10. Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Current provision
Federal	$2,588	$156	$187
State	605	820	115

Total current	3,193	976	302

Deferred provision (benefit)
Federal	1,473	2,941	(5,507)
State	42	346	(526)

Total deferred	1,515	3,287	(6,033)

Total provision (benefit)	$4,708	$4,263	$(5,731)

The provision (benefit) for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Computed expected income tax provision	35.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.6	16.0	(9.1)
Change in valuation allowance for deferred tax assets	(0.1)	5.0	(176.2)
Other permanent differences	2.2	3.6	3.1
Dividend and accretion on preferred stock	19.1	26.1	32.6
Other	(1.1)	(7.8)	—

	60.7%	76.9%	(115.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$140	$138
Allowance for inventory obsolescence and amortization	104	78
Accrued liabilities not currently deductible	2,211	2,508
Accrued compensation	468	416
Property and equipment, principally due to differences in depreciation methods	1,465	1,450
Telos ID basis difference	34	—
Net operating loss carryforwards	671	951
Alternative minimum tax credit carry forward	—	918

Total gross deferred tax assets	5,093	6,459
Less valuation allowance	(2,348)	(2,388)

Net deferred tax assets	2,745	4,071

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(1,514)	(1,267)
Telos ID basis difference	—	(58)

Total deferred tax liabilities	(1,514)	(1,325)

Net deferred tax assets	$1,231	$2,746

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Deductions	Balance End of Period
December 31, 2010	$2,388	$—	$40	$2,348
December 31, 2009	$1,965	$423	$—	$2,388
December 31, 2008	$11,395	$—	$(9,430)	$1,965

During the fourth quarter in 2008, in accordance with ASC 740, valuation allowances against certain deferred tax assets were released, due primarily to the evidence that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2010, for federal income tax purposes all available net operating loss carryforwards and alternative minimum tax credits have been fully utilized.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $501,000 and $316,000 of unrecognized tax benefits required to be recorded for the years ended December 31, 2010 or 2009, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2007 to 2010, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits, beginning of period	$316	$—	$—
Gross increases – tax positions in prior period	83	298	—
Gross increases – tax positions in current period	139	18	—
Settlements	(37)		—

Unrecognized tax benefits, end of period	$501	$316	$—

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010 (in thousands):

	Property	Equipment	Total
2011	$1,979	$87	$2,066
2012	1,979	37	2,016
2013	1,979	1	1,980
2014	1,979	—	1,979
2015	1,979	—	1,979
Remainder	497	—	497

Total minimum obligations	10,392	125	10,517
Less amounts representing interest (ranging from 4.4% to 17.4%)	(3,615)	(7)	(3,622)

Net present value of minimum obligations	6,777	118	6,895
Less current portion	(865)	(80)	(945)

Long-term capital lease obligations at December 31, 2010	$5,912	$38	$5,950

In accordance with the Ashburn lease agreement, every three years the rent is subject to adjustments in accordance with changes in the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index (“CPI”). Accordingly, effective April 2008, the adjustment in monthly rent payment based on the change in CPI is $16,000 per month, from $149,000 to $165,000.

Accumulated amortization for property and equipment under capital leases at December 31, 2010 and 2009 is $10.6 million and $9.9 million, respectively.

Future minimum lease payments for all noncancelable operating leases at December 31, 2010 are as follows (in thousands):

2011	$604
2012	165
2013	116
2014	65
2015	67
Remainder	11

Total minimum lease payments	$1,028

Rent expense charged to operations for 2010, 2009, and 2008, totaled $1.2 million, $1.3 million, and $1.1 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)
Year Ended December 31, 2010	$1,708	$(341)	$(288)	$1,079
Year Ended December 31, 2009	$1,686	$542	$(520)	$1,708
Year Ended December 31, 2008	$2,406	$(242)	$(478)	$1,686

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

Mr. John R. C. Porter, the owner of 1.4% of our Class A Common Stock, had a consulting agreement with us whereby he was compensated for consulting services provided to us in the areas of marketing, product development, strategic planning and finance as we requested. We paid Mr. Porter $260,000 for 2008 pursuant to this agreement, which amounts were determined by negotiation between us and Mr. Porter. Effective January 1, 2009, the consulting agreement with Mr. Porter was terminated.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2010, 2009, and 2008 were $298,000, $221,000, and $220,000, respectively. Additionally, Mr. Wood owned 91,200 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of December 31, 2010. In February 2011, he was granted an additional 158,000 shares of restricted stock under the 2008 Omnibus Long-Term Incentive Plan, increasing the total shares of Class A Common Stock held to 250,000 shares.

As reported in Note 2 – Sale of Assets, as a member of certain private equity investors, the brother of our Chairman and CEO, Nicholas Wood, indirectly held a 2% effective ownership interest in Telos ID. Such ownership interest was sold in the fourth quarter of 2008.

Note 13. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2010
Revenue	$68,848	$48,157	$57,630	$51,162
Gross profit	9,259	10,398	15,258	12,385
(Loss) income before income taxes and non-controlling interest	(581)	1,585	5,155	2,793
Net (loss) income (1)	(164)	382	1,636	1,193
2009
Revenue	$50,680	$68,621	$71,582	$84,798
Gross profit	8,053	12,125	13,738	11,657
(Loss) income before income taxes and non-controlling interest	(1,967)	2,103	3,038	3,398
Net (loss) income	(612)	594	880	189

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.

Note 14. Contingencies and Subsequent Events

Financial Condition and Liquidity

As described in Note 7 – Current Liabilities and Debt Obligations, we maintain a revolving credit facility with Wells Fargo. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for 2011. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $21.3 million and $14.1 million as of December 31, 2010 and 2009, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of December 31, 2010, Costa Brava owns 12.7% of the outstanding Public Preferred Stock.

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

On June 19, 2008, the Plaintiffs filed a Motion for Leave to Serve Discovery on Wells Fargo in connection with the Telos Counterclaim. The Company filed its opposition to the motion on July 8, 2008. On December 2, 2008, the Company filed a motion for voluntary dismissal of the counterclaim without prejudice, and the Plaintiffs filed their opposition to the motion on December 19, 2008. A hearing was held on January 23, 2009 before Judge W. Michel Pierson. On the same day, Judge Pierson issued an order granting the Company’s motion to dismiss the counterclaim without prejudice and denying the Plaintiffs’ motion for leave to service discovery as moot.

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

On July 25, 2008, the Class D Directors filed a Notice of Appeal of the June 27, 2008 Preliminary Injunction .

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

The Company filed its opposition brief on May 11, 2010. The Company states that the Plaintiffs failed to meet the basic statutory requirements of the law in seeking indemnification by failing to provide a written undertaking to repay advanced fees when it is determined that they are not entitled to indemnification and a written affirmation of their good faith in seeking indemnification. Nevertheless the Board of Directors did consider their request at two separate board meetings. The Plaintiffs were repeatedly asked “how Mr. Hamot and Mr. Siegel could contend in good faith that their conduct necessitating the Company’s counterclaim be considered conduct consistent with their fiduciary duty of loyalty to the Company and consistent with Maryland law.” The Plaintiffs failed to provide substantive answers, and subsequently the disinterested directors of the Board unanimously voted to deny the request for advancement of fees. In addition, the Company states that the Plaintiffs are not entitled to advancement of fees under Maryland law because the Company’s counterclaim was not related to the Plaintiff’s status as directors. The counterclaim did not arise because of a decision, vote or other such action taken by the Plaintiffs as a director but rather from their wrongful and tortious interference with vital company relationships as part of an investment strategy pursued for their own benefit and in utter disregard of their status as directors of the Company. The hearing on this matter took place on August 17, 2010, and the decision is still pending.

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

Restricted Stock Grants

In February 2011, the Company granted an additional 2,330,804 shares of restricted stock to its executive officers, directors and employees. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vested immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As the value of the common stock was negligible, the Company does not expect the restricted stock grant would have a significant effect on the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors is comprised of eleven members. Nine of the eleven directors are elected by the holders of the Company’s Common Stock and are designated “Class A/B Directors.” The Class A/B Directors serve one-year terms until the next annual meeting of stockholders and until their respective successors are elected and qualified. At any time that dividends on the Company’s Public Preferred Stock are in arrears and unpaid for three consecutive full semi-annual periods, the holders of the Company’s Public Preferred Stock are entitled to elect two members to the Company’s Board of Directors. Accordingly, on June 18, 2007, the holders of the Company’s Public Preferred Stock elected Seth W. Hamot and Andrew R. Siegel to the Company’s Board of Directors. All of the Class A/B Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. The terms of Messrs. Hamot and Siegel, the Class D Directors, will continue until their respective successors are elected and qualified.

The following is certain biographical information concerning our directors and executive officers.

Directors

Name	Age	Biographical Information
John B. Wood	47

President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Wood joined the Company in 1992 as Executive Vice President and Chief Operating Officer (“COO”) and in 1994 was named President and Chief Executive Officer (“CEO”). In March 2000, he was appointed to the newly created position of Executive Chairman of the Board, which he held until he became Chairman of the Board subsequent to a restructuring of the Board of Directors in 2002. In January 2003, Mr. Wood resumed the positions of President and CEO. Mr. Wood has also served as Chairman of Enterworks, Inc., since January 1996; and as CEO of Enterworks, Inc. from January 1996 to November 2005. From January 2005 to December 2007, Mr. Wood served as Enterworks, Inc.’s Executive Chairman. Since January 2008, Mr. Wood has served as Enterworks, Inc.’s Non-Executive Chairman. Prior to joining the Company, Mr. Wood worked on Wall Street for Dean Witter Reynolds, UBS Securities, and his own boutique investment bank. Mr. Wood graduated from Georgetown University where he earned a Bachelor of Science in Business Administration in finance and computer science. Mr. Wood also serves on several advisory boards and one foundation board. Mr. Wood is the brother of Mr. Emmet J. Wood, the Vice President, Marketing of the Company.

As the Chief Executive Officer of the Company, Mr. Wood provides the Board with not only the knowledge of the daily workings of the Company, but also with the essential experience and expertise that can be provided only by a person who is intimately involved in running the Company. Mr. Wood’s broad knowledge and experience with the Company, its shareholders, partners, and vendors resulting from his long tenure with the Company is invaluable to the Board.

Bernard C. Bailey	57

Chairman and CEO of Paraquis Solutions LLC, a privately held consulting and IT services firm, since 2006. Mr. Bailey’s career spans over two decades of management experience in the high technology and security industries. He served most recently from August 2002 to September 2006 as the President and CEO of Viisage Technology, Inc., a leading provider of advanced technology identity solutions. Under his four years of leadership, Viisage’s market capitalization grew from $60 million to over $1 billion. During that period, the company executed nine acquisitions, eventually culminating in the formation of L1 Identity Solutions, a NYSE listed company. Prior to Viisage, from January 2001 to August 2002, Mr. Bailey served in various executive roles, including COO at Art Technology Group, a leading provider of e-commerce software. From 1984 to 2001, Mr. Bailey held a variety of finance, sales, marketing, and operations positions at IBM, where he also served in executive roles involved in the growth and development of IBM Global Service’s systems integration and consulting business lines. Mr. Bailey has been a member of the Company’s Board of Directors since October 2006. In addition to his duties with Telos, Mr. Bailey serves as a director on the board of Spectrum Control, Inc. (NASDAQ:SPEC); Analogic Corp. (NASDAQ: ALOG); and Identive Group, Inc. (NASDAQ: INVE).

Mr. Bailey has significant experience in finance matters and within the Company’s industry. Mr. Bailey also has served on a number of boards of public companies, and the experience gained by serving on those boards will make him a valuable resource for the Board and the Company.

Name	Age	Biographical Information
David Borland	63

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

Mr. Borland’s industry experience and extensive service with the U.S. Army make him a valuable member of the Board of Directors.

William M. Dvoranchik	64

Chairman and CEO of Life is Great, LLC, a privately held consulting and services firm, since 2001. Mr. Dvoranchik was elected to the Company’s Board of Directors in October 2006. In 2001, he retired as President of Electronic Data Systems Federal Government, where he oversaw all aspects of EDS’ relationship with the U.S. Government. His career at EDS spanned over 30 years and he gained experience as a leader in the brokerage, insurance, and banking and thrift industries before focusing on the U.S. Government sector. From 1985 until his retirement in 2001, in addition to the Federal sector, Mr. Dvoranchik participated in and led EDS projects in the intelligence community, state and local governments, and international public sectors, in particular in Australia, Great Britain, and Asia. During this time, he led efforts that brought in new revenues in excess of $10 billion for EDS. For over 20 years, Mr. Dvoranchik served as chairman of the board of the EDS Employees Federal Credit Union, with assets of more than $400 million. He presently serves as director of QBase, LLC, a privately held analytic services company.

Mr. Dvoranchik’s senior management experience in the U.S. government sector provides a valuable resource to the Board and the Company.

Seth W. Hamot	49

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

Lieutenant General Bruce R. Harris (USA, Ret.)	76

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

General Harris has extensive experience with the U.S. Army, including the U.S. Defense Security Service, which is very valuable to the Board and the Company.

Name	Age	Biographical Information
Lieutenant General Charles S. Mahan, Jr. (USA, Ret.)	64

Retired Vice President and General Manager of the Law Enforcement and Security strategic business unit of DynCorp International, a company providing technology and professional services solutions to government and commercial clients worldwide, where he served from January 2007 to July 2008. From July 2006 to December 2006, he served first as President and Chief Operating Officer of Horne Engineering Services, LLC, an engineering services firm, and then as Chief Operating Officer of Horne International, an affiliate of Horne Engineering Services, LLC. From July 2005 to July 2006, he was Vice President of Homeland Security and Defense for SAP Public Services, Inc. (a U.S. business unit of the German software giant, SAP AG), where he led both SAP’s Homeland Defense practice and its business development efforts supporting federal, state, and local government organizations. Immediately following his November 2003 retirement from the Army, where he attained the rank of Lieutenant General and served as the Army’s Deputy Chief of Staff for Logistics, Mr. Mahan joined The Home Depot, Inc., a home repair materials company, serving as Senior Director of its Government Solutions Group. Mr. Mahan has been a member of the Telos’ Board of Directors since August 2006. He currently serves as a director on the board of Spectrum Control, Inc. (NASDAQ:SPEC) and O’Neil and Associates, a privately owned management company. He also serves on the board of advisors for Goldbelt Wolf, a subsidiary of Goldbelt, a tribal-owned Alaskan Native Claims Settlement Act company, and on the board of trustees for the Fisher House Foundation.

General Mahan’s comprehensive experience with the U.S. Army and service with two defense contractors make General Mahan a valuable resource for the Board and management.

Major General John W. Maluda (USAF, Ret.)	57

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

General Maluda retired from the U.S. Air Force in 2009 and has broad industry insight which makes him a valuable member of the Board of Directors.

Robert J. Marino	74

Executive Vice President, Special Projects for the Company. Mr. Marino joined the Company in 1988 as Senior Vice President of Sales and Marketing. In 1990, his responsibilities were expanded to include Program Management in addition to Sales and Marketing. In January 1994, Mr. Marino was appointed to President of Telos Systems Integration, a division of the Company, and in January 1998, he was appointed to Chief Sales and Marketing Officer, a position he held until June 2004 at which time he was appointed Executive Vice President for Special Projects. Prior to joining the Company in February 1988, Mr. Marino held the position of Senior Vice President of Sales and Marketing with Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Marino was elected to the Board of Directors of the Company in June 2004. In addition to his duties with Telos, Mr. Marino serves as a director on the board of Aquatic Energy, an algae to bio-diesel company.

Mr. Marino has served the Company for over 20 years and remains a valuable advisor to the Company’s various business lines.

Andrew R. Siegel	42

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

Name	Age	Biographical Information
Vice Admiral Jerry O. Tuttle (USN, Ret.)	76

Retired United States Navy Vice Admiral. Mr. Tuttle was elected to the Board of Directors in August 2006. He retired from the United States Navy in 1993 following a 40-year career that included assignments to numerous attack and fighter squadrons as well as leadership of key information technology programs. Mr. Tuttle is widely regarded as an information technology strategist, having created Navy’s C41 Joint Operations Tactical System. In 1989, he became Director, Space and Electronic Warfare, an assignment he held until retirement. Since February 2002, he has been President and CEO of J.O.T. Enterprises, an information systems and command, control, communications, intelligence, surveillance and reconnaissance consulting company. Previous executive positions were, from June 2000 to February 2002, as President of REL-TEK Systems & Design (now Savantage Financial Services), an employee-owned software development firm; from 1996 to 2000, as President of ManTech International’s largest subsidiary, ManTech Systems Engineering; and, from 1993 to 1996, as Vice President for business development and chief staff officer with Oracle Government. In addition to his duties with Telos, Mr. Tuttle serves as chairman of the board for the U.S. subsidiary of Systematic Software Engineering, a Danish software development company.

Admiral Tuttle has in-depth U.S. government insight due to his 40 years of service with the U.S. Navy. He serves on the Company’s Proxy Board and continues to provide valuable guidance regarding the U.S. defense industry.

Messrs. Bailey (Chairman), Dvoranchik, and Mahan, each of whom meets the independence requirements under NASD Rule 5605(a)(2), serve on our Audit Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee was established to review, in consultation with the independent registered public accounting firm, our financial statements, accounting and other policies, accounting systems and systems of internal controls. Prior to November 2010, the Audit Committee consisted of Messrs. Bailey, Mahan, and Maluda. Mr. Bailey serves as the audit committee financial expert as defined in the applicable SEC rules. The Board of Directors has adopted an Audit Committee charter, which is available on our website at www.telos.com.

Executive Officers

Set forth below is biographical information concerning our executive officers, who are appointed by the Board of Directors and serve until their successors are appointed and qualified.

Name	Age	Biographical Information
Michael P. Flaherty	65	Executive Vice President, General Counsel and Chief Administrative Officer. Mr. Flaherty joined the Company in January 2001 as Executive Vice President, General Counsel and Chief Administrative Officer. Prior to joining the Company, Mr. Flaherty was “of counsel” with the law firm of O’Donnell & Shaeffer, LLC and principal shareholder and CEO of First Continental Group, Inc. Mr. Flaherty has extensive experience in all aspects of civil litigation, serving as lead trial counsel for major corporations. Mr. Flaherty has also served as General Counsel of the U.S. House of Representatives Committee on Banking, Finance and Urban Affairs and Counsel to the Speaker of the House of Representatives. Additionally, Mr. Flaherty is the past chairman of the Executive Committee of the Federal Bar Association’s Banking Law Committee. Mr. Flaherty holds a Bachelor of Arts from Boston University and a Juris Doctor from the Columbus School of Law of Catholic University of America.

Edward L. Williams	50	Executive Vice President and Chief Operating Officer. Mr. Williams joined the Company in 1993 as a Senior Vice President responsible for finance, pricing, purchasing, and Defense Contract Audit Agency compliance. In 1994, his responsibilities were expanded to include accounting and business development. In 1996, Mr. Williams was appointed to manage the Company’s networking business unit. In 2000, his responsibilities were expanded to include management of the Company’s operations. Mr. Williams was named Executive Vice President and COO in 2003 and Interim CFO in October 2003. He stepped down as Interim CFO of the Company in January 2005. Prior to joining the Company, Mr. Williams was the CFO for Centel Federal Systems and M/A.com Information Systems, both of which are U.S. Government contractors. Mr. Williams has a Bachelor of Science in Finance from the University of Maryland.

Michele Nakazawa	53	Executive Vice President, Chief Financial Officer. Ms. Nakazawa joined the Company in March 2004 as Vice President and Controller. Ms. Nakazawa was promoted to Senior Vice President and appointed to serve as CFO in January 2005, and promoted to Executive Vice President in 2008. Ms. Nakazawa has over 20 years experience in finance and accounting. Prior to joining the Company, she held various positions, including CFO of Ubizen, Inc., a U.S. subsidiary of a publicly-held Belgian company, from 1999 to 2003; Controller and Treasurer of National Security Analysts, Inc. from 1991 to 1997, and financial analyst for Federal Systems Division of IBM, Inc. from 1983 to 1990. Ms. Nakazawa is a Certified Public Accountant and holds a Masters of Science in Accounting from American University and a Bachelor of Arts in Chemistry from Goucher College.

Name	Age	Biographical Information
Robert J. Brandewie	63	Senior Vice President, Identity and Security Solutions. Mr. Brandewie joined the Company in November 2007 as Senior Vice President of Identity and Security Solutions. He is responsible for directing the Company’s efforts in assisting government organizations in effectively meeting increased security challenges with innovative services and software solutions. Prior to joining the Company, Mr. Brandewie was a Public Sector Solutions group vice president for ActivIdentity Corp., a provider of identity assurance solutions for business and government worldwide, from July 2006 to November 2007, and a director of the Defense Manpower Data Center (“DMDC”) from July 2004 to July 2006. Mr. Brandewie had joined DMDC in 1974 and in his 32 years at DMDC, was responsible for the management of a dozen major operational programs. He was an architect of DoD’s Common Access Smart Card system, and was responsible for the oversight of the largest and most comprehensive automated personnel database in the department. Mr. Brandewie has a Bachelor of Arts in psychology from the University of Connecticut and a Master of Arts in administrative sciences from Yale University. Mr. Brandewie has received numerous awards, including the Presidential Rank Award of Distinguished Executive (2006) and the Secretary of Defense Medals for Meritorious and Exceptional Civilian Service, respectively.

Richard P. Tracy	49	Senior Vice President, Chief Security Officer, Chief Technology Officer. Mr. Tracy joined the Company in October 1986 and held a number of management positions within the Company’s New Jersey operation. In February 1996, he was promoted to Vice President of the Telos information security group and in this capacity established a formidable information security consulting practice. In February 2000, Mr. Tracy was promoted to Senior Vice President for operations and helped launch the Xacta business lines, the Company’s segment focusing on information security. Since that time, Mr. Tracy has pioneered the development of innovative and highly scaleable enterprise risk management technologies that have become industry-leading solutions within the federal government and the financial services verticals. He is the principal inventor listed on four patents for Xacta software. Mr. Tracy assumed the role of Chief Security Officer for Telos and Xacta in 2004 and Chief Technology Officer in 2005. He was President of the Company’s subsidiary, Teloworks, Inc. from 2008 to 2010.

Alvin F. Whitehead	62	Senior Vice President, General Manager, Secure Solutions, since 2008. Mr. Whitehead joined Telos in 1999 as Vice President of New Business Opportunities, focusing on emerging business areas including Information Security, Secure Messaging and Data Integration. In 2000, he became Vice President, Program Management. Prior to Telos, Mr. Whitehead spent 28 years in the Army, retiring as Chief of Staff of the Defense Information Systems Agency (“DISA”). During his four years as Chief of Staff, he was responsible for coordinating the Agency’s 8000-person staff and its $4.0 billion budget. He was instrumental in establishing the DoD’s Computer Emergency Response Team and integrating it into the Global Network Operations Center. Mr. Whitehead has a Bachelor of Arts from Virginia Polytechnic Institute and State University, and a Master of Public Administration from George Washington University.

Brendan D. Malloy	45	Senior Vice President, General Manager, Secure Networks Division, since 2008. Mr. Malloy joined the Company in 1996, serving initially as a senior account executive before being promoted to director of DoD Sales, and later to Vice President of DoD Sales. In January 2005, he was appointed Senior Vice President of sales. He currently leads the Secure Networking Solutions organization in support of opportunities in DoD, federal agencies, and the intelligence community, as well as channel relationships through the Telos Partner Program. He held previous sales positions with QMS Federal and Printer Plus. Mr. Malloy is a 1988 graduate of Curry College.

Ralph M. Buona	55	Vice President, Business Development. Mr. Buona joined the Company in September 1994 and was promoted to Vice President of Business Development in September 1995, cultivating new business in the areas of information operations/assurance, enterprise management, enterprise integration, wireless networking, advanced messaging, and traditional systems integration. During the year 2007, he oversaw the Company’s Managed Solutions division and in 2008, he returned to lead the Company’s business development. Prior to joining the Company, he served with Contel Information Systems, Federal Information Technologies, and Cincinnati Bell Information Systems. Mr. Buona began his career as an Air Force officer and concluded with the Air Force Space Command and NORAD where he was responsible for managing software development and IA activities associated with the advanced early warning missile defense systems. He holds a Bachelor of Science degree in Management from the United States Air Force Academy and a Masters of Science in Systems Management from the University of Southern California.

Rinaldi D. Pisani	42	Vice President, Information Assurance. Mr. Pisani joined the Company in 2000 as senior U.S. Army account manager and team lead. He was later promoted to Director of U.S. Army and DoD sales, and then to Vice President of Business Development for Information Assurance. Effective January 2010, Mr. Pisani was appointed to Vice President, Information Assurance. He provides oversight and management for information assurance solutions including Xacta IA Manager, Telos’ IT GRC solution, and IA services offerings for customers in the DoD, federal agencies, and the intelligence community. Prior to joining the Company, Mr. Pisani held several positions with Westwood Computer, leaving as their national government sales manager. Mr. Pisani is a graduate of Georgetown University, with a B.S. in Foreign Service, International Economics. He is a member of the Armed Forces Communications and Electronics Association (AFCEA) and the Association of the United States Army (AUSA).

Name	Age	Biographical Information
Mark Griffin	51	President, General Manager, Telos ID. Mr. Griffin joined the Company in 1984 as program manager. He was promoted to Vice President for the Company’s Traditional Business Division in January 2004 and to Vice President, Identity Management, effective January 2007. He was appointed in April 2007 to head the newly formed Telos ID. Mr. Griffin has over 20 years experience in government IT contracting, materials management and systems integration projects in the electronics and communications fields. He has been involved in day-to-day operations of and has had overall management responsibility for many of Telos’ most critical programs for the Army, Navy, Federal Aviation Administration, DMDC, General Services Administration and Immigration and Naturalization Services. Mr. Griffin holds a Bachelor of Science in Engineering from Virginia Polytechnic Institute and State University.

David S. Easley	40	Vice President, Controller. Mr. Easley joined the Company in April 2005 as Director of Finance & Accounting. In October 2005, Mr. Easley was promoted to Controller. Prior to joining the Company, Mr. Easley held various positions, including Controller for Applied Predictive Technologies, Inc., a software and consulting company from 2000 until joining the Company; and Senior Accountant with Beers & Cutler PLLC in Washington, D.C. Mr. Easley is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Kentucky.

Francis M. Masters	66	Vice President, Secure Messaging Solutions. Mr. Masters joined the Company in 1999 as an automated message handling systems engineer and program manager and was appointed Vice President, Secure Messaging Solutions, in October 2005. Before joining Telos, Mr. Masters served in the U.S. Air Force for 20 years as an air intelligence officer, targeting officer and signals intelligence officer. He also has extensive experience as a systems architect and project engineer and served as Vice President of Communications Systems at California Microwave Inc., now the California Microwave Systems division of Northrop Grumman, between February 1987 and July 1999. Mr. Masters earned a Bachelor of Arts in government and economics from the University of North Texas in 1966 and attended the Law School at the University of Houston beginning in 1967. Additionally, he is a graduate of the Air Force School of Applied Cryptologic Sciences and the U.S. Air Force’s Squadron Officer School and Air Command and Staff College. He is a member of the Armed Forces Communications and Electronics Association.

Emmett J. Wood	40	Vice President, Marketing. Mr. Wood joined the Company in 1996 and worked in various roles at Telos and Enterworks, Inc. in both a marketing and business development capacity. He worked on the federal sales team, commercial and partner/channel groups and most recently served as director of commercial and channel sales. In January 2010 he was promoted to Vice President, Marketing. He is responsible for brand management, marketing communications, sponsorships and events, media and analyst relations, government relations, employee communications and corporate community relations. Previously, he also worked in the sales and marketing groups at Dow Jones, Inc. and The Wall Street Journal. Mr. Wood is a graduate of Georgetown University, with a B.A. in political science. Mr. Wood is the brother of Mr. John B. Wood, the President, Chief Executive Officer and Chairman of the Board of the Company.

Each of our directors and executive officers is a United States citizen.

Legal Proceedings Involving Directors, Officers, Affiliates and/or Beneficial Owners

For a discussion of legal proceedings involving current and former directors, officers, and beneficial owners, see Note 14 – Contingencies and Subsequent Events to the Consolidated Financial Statements.

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

Based on a review of the copies of reports received and on written representations from our reporting persons, we have determined that Mr. Emmett Wood did not file a Form 3 until October 29, 2010, reporting his appointment as Vice President, Marketing, effective January 1, 2010. In addition, Mr. Pisani did not file a Form 3 until January 11, 2010, reporting his appointment to Vice President, Information Assurance, effective January 1, 2010. Also, Mr. John Wood did not file a Form 4 until September 29, 2010 reporting the acquisition of Class B Common Stock on September 22, 2010.

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

Compensation Discussion and Analysis

For discussion concerning our Management Development and Compensation Committee, see Item 10 – Directors, Executive Officers, and Corporate Governance – Management Development and Compensation Committee. The Compensation Committee is comprised of William M. Dvoranchik (Chairman), David Borland, and Bruce R. Harris, each of whom meets the independence requirements under NASD Rule 5605(a)(2).

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

The Compensation Committee has used Watson Wyatt, an independent compensation consulting firm, as its advisor for compensation-related issues.

Elements of Compensation and Benefits

Determination of compensation to be paid to the Company’s executive officers is primarily within the discretion of the Compensation Committee which considers individual performance and teamwork, and makes other qualitative judgments.

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

Based on the continued improved performance of the Company and each individual’s contribution to such performance in 2009, the Compensation Committee approved a $21,800 increase for Mr. Wood, effective January 1, 2010, and the base salaries of the executives reporting directly to Mr. Wood were increased, effective January 1, 2010, as follows: Mr. Flaherty $9,200; Ms. Nakazawa $31,800; and Mr. Williams $8,800. The table below sets forth such base salary changes.

Name	2010 Base Salary	2009 Base Salary	Increase	Percentage Increase
John B. Wood	$560,000	$538,200	$21,800	4.1%
Michele Nakazawa	325,000	293,200	31,800	10.8%
Michael P. Flaherty	350,000	340,800	9,200	2.7%
Edward L. Williams	360,000	351,200	8,800	2.5%
Brendan D. Malloy	221,179	221,179	—	—

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

For 2010, the bonus plan had two distinct pools: (1) the quarterly bonus pool, determined and paid each quarter, to award division business line management and their respective employees based on achievement of quarterly targets, and (2) the management incentive plan pool which is paid on an annual basis subsequent to the plan year after performance for the fiscal year is known and based on such performance. Awards under the management incentive plan to the executive officers are based upon achievement of annual performance metrics. The performance metric for the 2010 management incentive bonus plan pool was EBITDA, which the Compensation Committee determined, was the most critical financial indicator of the Company’s performance.

EBITDA is evaluated based upon actual performance versus target. Actual achievement is measured and compared to the goal. As it relates to the management incentive plan pool, if the goal is exceeded and at the discretion of the Compensation Committee, up to 20% of the over-achievement is added to the pool. The Compensation Committee established $15.5 million EBITDA as the target for 2010. Pursuant to the short-term incentive compensation plan and in accordance with actual 2010 achievement of the EBITDA target, the total earned 2010 bonus for both pools was funded at $4.4 million. Of the $4.4 million, $1.3 million was allocated to the management incentive pool. Allocation of short-term compensation from the management incentive pool is discretionary and based on each individual’s contribution to the Company’s performance, as determined by the Compensation Committee.

In accordance with the 2010 management incentive bonus plan, the following bonuses were paid, in 2011, with respect to year-end 2010 performance achieved as measured against such plan: Mr. Wood $675,000; Mr. Williams $300,000; Mr. Flaherty $85,000; and Ms. Nakazawa $240,000. Mr. Malloy was paid $105,000 in 2010 and $45,000 in 2011 under the quarterly bonus pool.

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

On March 10, 2008, the Board, at the recommendation of the Compensation Committee, approved the grant of up to 15,000,000 shares of restricted stock pursuant to the 2008 Omnibus Long-Term Incentive Plan, in exchange for the stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In June 2008, the Company exchanged stock options for restricted stock and granted the following additional shares of restricted stock to its named executive officers: Mr. Wood: 1,172,500 shares from exchanged options and 2,589,965 shares granted; Ms. Nakazawa: 10,000 shares from exchanged options and 690,250 shares granted; Mr. Flaherty: 635,000 shares from exchanged options and 230,000 shares granted; Mr. Williams: 480,300 shares from exchanged options and 594,700 shares granted; Mr. Malloy: 91,600 shares from exchanged options and 408,400 shares granted. In 2009 and 2010, there were no restricted stock grants to the named executive officers. In February 2011, at the recommendation of the Compensation Committee, the Company granted restricted stock to key performers in acknowledgement of their contribution to the Company’s growth and long-term performance, including to the Company’s named executive officers, as follows: Mr. Wood: 734,255 shares; Ms. Nakazawa: 214,750 shares; Mr. Flaherty 25,000 shares; Mr. Williams: 254,024 shares; Mr. Malloy 225,000 shares. The shares of restricted stock granted in February 2011vest in four equal installments. The first installment vested on February 11, 2011; the second installment will vest on February 11, 2012; the third installment will vest on February 11, 2013; and the fourth installment will vest on February 11, 2014.

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

•	Executive long-term care insurance ranging, depending on age, between $5,228 and $6,859 per year

•	Payment of golf club membership for business use, ranging between $5,985 and $13,875 per year

•	Home office expense reimbursement of up to $3,000 per year

•	Option to make charitable contributions ranging from $5,000 to $20,000 per year

•	Executive life insurance premiums in the following amounts per year: Mr. Wood $10,340; Mr. Flaherty $7,475; and Mr. Williams $945

Executive Officer Employment Agreements

We are a party to employment agreements with certain of our named executive officers, namely Mr. John B. Wood, President, CEO, Chairman and Director; Mr. Michael P. Flaherty, Executive Vice President, General Counsel and CAO; Mr. Robert J. Marino, Executive Vice President – Special Projects and Director; Mr. Edward J. Williams, Executive Vice President and COO; Ms. Michele Nakazawa, Executive Vice President and CFO; and Mr. Brendan D. Malloy, Senior Vice President, General Manager, Secure Networks Division. All of the agreements are for a one-year term, and thereafter automatically renew for consecutive one-year periods unless terminated in accordance with the provisions thereof. The agreements provide for payment of a base salary, discretionary bonus (based upon our annual short-term incentive compensation plan and performance achievements of the Company and the executive), eligibility for stock option and restricted stock grants under our stock option and restricted stock plans, vacation days, and participation in all plans that we maintain, including, without limitation, pension, profit-sharing or other retirement plans, life, accident, disability, medical, hospital or similar group insurance programs and any other benefit plan, subject to the normal terms and conditions of such plans.

According to the employment agreements, in the case of termination for cause, or if the executive terminates the agreement for any reason (after providing 30 days prior written notice to us of such termination), such executive would only be entitled to receive (i) a lump-sum payment equivalent to the remaining unpaid portion of the executive’s salary for the period ending on the date of termination, (ii) a lump-sum payment for all accrued and unused vacation days, (iii) any bonus which has been earned by the respective executive, but which remains unpaid as of the date of the executive’s termination of employment, at such time and in such manner as if the executive had continued to be employed by us, and (iv) any other payments or benefits to be provided by us to the executive pursuant to any employee benefit plans or arrangements adopted by the Company (to the extent such benefits are earned and vested or are required by law to be offered) through the date of termination.

In the case of termination of the respective executive without cause, or due to disability, or death, or after a change in control, the employment agreements provide for, in addition to the amounts payable under the preceding paragraph: (i) in the case of Mr. Wood, a payment equivalent to 24 months of base salary then in effect, for Mr. Flaherty, Mr. Williams, Mr. Malloy, and Ms. Nakazawa a payment equivalent to 18 months base salary then in effect, and for Mr. Marino a payment equivalent to three months base salary then in effect, (ii) immediate vesting of the unvested portion of any outstanding stock options and any outstanding share of restricted stock, (iii) continued coverage under the medical, dental, short and long-term disability, and life insurance and other similar plans, as if the executive was still employed by the Company for 18 months for Messrs. Flaherty, Williams, Marino and Malloy, and Ms. Nakazawa, and 24 months for Mr. Wood following termination. If, pursuant to the terms and conditions of such benefit programs, such continued coverage cannot be provided, each executive is entitled to payment of the cash equivalent of such benefits based on the terms and conditions of the programs then in place. During the applicable period, the Company will also pay the executive a periodic amount representing the cash equivalent of the employer matching contribution as if the executive was still a plan participant under the Company’s 401(k) plan that would otherwise have been contributed on the executive’s behalf, based on certain assumptions.

Pursuant to the agreements, termination by the Company “without cause” means involuntary termination at our discretion which is not based on cause, death, or disability. “Cause” is defined as gross negligence or willful and continued failure by the executive to substantially perform his duties as an employee of ours (other than any such failure resulting from incapacity due to physical or mental illness); executive’s dishonesty, fraudulent misrepresentation, willful misconduct, malfeasance, violation of fiduciary duty relating to our business, or conviction of a felony. The executive is deemed “disabled” if he or she is eligible for disability benefits under our long-term disability plan, or has a physical or mental disability which renders the executive incapable, after reasonable accommodation, of performing substantially all of executive’s duties under the agreement for a period of 180 consecutive or non-consecutive days in any 12-month period.

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

401(k) Savings Plan (“Telos Shared Savings Plan”). We sponsor a defined contribution employee savings plan which enables employees to contribute a certain percentage of their base salary to their savings plan accounts on a pre-tax basis, subject to federal tax limitations under the Internal Revenue Code. Presently, we match one half of employee contributions to the Telos Shared Savings Plan up to a maximum of 2% of such employee’s eligible yearly base salary. Participant contributions vest immediately; Company contributions vest at the rate of 20% for each year, with full vesting to occur after completion of five years of service. For additional information concerning the Telos Shared Savings Plan, see also Note 10 – Stockholders’ Equity, Option Plan, and Employee Benefit Plan.

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

Submitted by the Management Development and Compensation Committee of the Board,

William M. Dvoranchik

David Borland

Bruce R. Harris

The following table summarizes the compensation earned for the years ended December 31, 2010, 2009 and 2008 by the chief executive officer, chief financial officer, and the three other most highly-compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)		Restricted Stock Awards (2)	All Other Compensation (11)	Total
John B. Wood	2010	$559,092	$675,000	(3)	$—	$41,686	$1,275,778
Chairman, President and CEO	2009	535,625	575,000	(4)	—	55,977	1,166,602
	2008	450,000	582,000	(5)	37,625	313,791	1,383,416

Michele Nakazawa	2010	323,675	240,000	(3)	—	13,607	577,282
Executive V.P. and CFO	2009	293,750	230,000	(4)	—	24,533	548,283
	2008	255,625	240,000	(6)	7,003	36,679	539,307

Michael P. Flaherty	2010	349,617	85,000	(3)	—	35,953	470,570
Exec. V.P., General Counsel	2009	341,350	175,000	(4)	—	43,916	560,266
And CAO	2008	324,975	188,000	(7)	8,650	101,930	623,555

Edward L. Williams	2010	359,633	300,000	(3)	—	27,966	687,599
Exec. V.P. and COO	2009	351,750	300,000	(4)	—	36,878	688,628
	2008	335,292	330,000	(5)	10,750	93,611	769,653

Brendan D. Malloy	2010	221,179	150,000	(8)	—	17,599	388,778
Senior V.P. – Secure Networks	2009	221,729	200,000	(9)	—	27,893	449,622
	2008	206,317	180,000	(10)	5,000	34,015	425,332

(1)	Amounts reported in this category relate to payments pursuant to the short-term incentive compensation plan
(2)	Represents the dollar amount of reported taxable income for the shares issued under the 2008 Plan based on the issuance price of $0.01 per share for all shares issued. See assumptions made in the valuation of these awards for financial statement reporting purposes in accordance with ASC 718 in Note 1 – Summary of Significant Accounting Policies.
(3)	Amount earned in 2010: paid in 2011
(4)	Amount earned in 2009: paid in 2010
(5)	Amount earned in 2008: paid in 2009
(6)	Amount earned in 2008, $25,000 paid in 2008; $215,000 paid in 2009
(7)	Amount earned in 2008; $25,000 paid in 2008; $163,000 paid in 2009
(8)	Amount earned in 2010; $105,000 paid in 2010, $45,000 paid in 2011
(9)	Amount earned in 2009; $105,000 paid in 2009; $95,000 paid in 2010
(10)	Amount earned in 2008; $50,000 paid in 2008; $130,000 paid in 2009
(11)	Amounts presented consist of the following:

Name	Year	Life Insurance and Long- Term Disability Premiums	Savings Plan Company Match	Golf Club Membership	Long- Term Care	Other (1)	Total All Other Compensation
John B. Wood	2010	$10,729	$7,350	$15,820	$5,390	$2,397	$41,686
Michele Nakazawa	2010	389	7,350	—	5,868	—	13,607
Michael P. Flaherty	2010	7,864	7,350	13,880	6,859	—	35,953
Edward L. Williams	2010	1,334	7,350	13,675	5,607	—	27,966
Brendan D. Malloy	2010	360	6,026	5,985	5,228	—	17,599

(1)	corporate event for 2010

The following table sets forth certain information regarding outstanding equity awards as of December 31, 2010 for the Company’s named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Stock Awards

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
John B. Wood	940,616	$9,406
Michele Nakazawa	175,062	1,751
Michael P. Flaherty	216,250	2,163
Edward L. Williams	268,750	2,688
Brendan D. Malloy	125,000	1,250

(1)	Represents shares of restricted stock granted in June 2008 under our 2008 Omnibus Long-Term Incentive Plan. The shares will vest on June 4, 2011. No public market exists for our Class A common stock. The value of our Class A common stock presented in the table was determined by the Compensation Committee in February 2011 based on available information that is material to the value of our Class A common stock, including a third party valuation report, the lack of a public market in our Class A common stock, the principal amount of our indebtedness, our obligations to the holders of our preferred stock, our actual and projected financial results, and fluctuations in the market value of comparable publicly traded companies in our industry.

The following table sets forth certain information regarding the vesting of shares of restricted stock held by named executive officers during fiscal year 2010:

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John B. Wood	2,821,849	$28,218
Michele Nakazawa	525,188	5,252
Michael P. Flaherty	648,750	6,488
Edward L. Williams	806,250	8,063
Brendan D. Malloy	375,000	3,750

(1)	No public market exists for our Class A common stock. The value of our Class A common stock presented in the table was determined by the Compensation Committee in February 2011 based on available information that is material to the value of our Class A common stock, including a third party valuation report, the lack of a public market in our Class A common stock, the principal amount of our indebtedness, our obligations to the holders of our preferred stock, our actual and projected financial results, and fluctuations in the market value of comparable publicly traded companies in our industry.

Potential Payments Upon Termination

As disclosed above, the Company has entered into employment agreements with each of the named executive officers which provide for potential payments upon termination. The table below summarizes the potential payouts to Messrs. Wood, Flaherty, Williams, Malloy and Ms. Nakazawa, for the termination events described above assuming such termination occurred on December 31, 2010, the last business day of the Company’s last completed fiscal year.

John B. Wood	Salary Continuation for 24 Months	Accrued and Unused Vacation as of December 31, 2010	Continuation of Medical/ Welfare Benefits for 24 Months	Cash Equivalent of Company Match to 401(k) for 24 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2010
Termination without cause	$1,120,000	$64,615	$57,928	$14,700	$1,257,243	3,762,465	[a]
Termination due to disability	1,120,000	64,615	57,928	14,700	1,257,243	3,762,465	[a]
Termination due to death	1,120,000	64,615	57,928	14,700	1,257,243	3,762,465	[a]
Termination for cause	—	64,615	—	—	64,615	2,821,849	[b]
Voluntary termination	—	64,615	—	—	64,615	2,821,849	[b]

Michele Nakazawa	Salary Continuation for 18 Months	Accrued and Unused Vacation as of December 31, 2010	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2010
Termination without cause	$487,500	$31,250	$33,953	$11,025	$563,728	700,250	[a]
Termination due to disability	487,500	31,250	33,953	11,025	563,728	700,250	[a]
Termination due to death	487,500	31,250	33,953	11,025	563,728	700,250	[a]
Termination for cause	—	31,250	—	—	31,250	525,188	[b]
Voluntary termination	—	31,250	—	—	31,250	525,188	[b]

Michael P. Flaherty	Salary Continuation for 18 Months	Accrued and Unused Vacation as of December 31, 2010	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2010
Termination without cause	$525,000	$33,654	$44,288	$11,025	$613,967	865,000	[a]
Termination due to disability	525,000	33,654	44,288	11,025	613,967	865,000	[a]
Termination due to death	525,000	33,654	44,288	11,025	613,967	865,000	[a]
Termination for cause	—	33,654	—	—	33,654	648,750	[b]
Voluntary termination	—	33,654	—	—	33,654	648,750	[b]

Edward L. Williams	Salary Continuation for 18 Months	Accrued and Unused Vacation as of December 31, 2010	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2010
Termination without cause	$540,000	$34,615	$35,880	$11,025	$621,520	1,075,000	[a]
Termination due to disability	540,000	34,615	35,880	11,025	621,520	1,075,000	[a]
Termination due to death	540,000	34,615	35,880	11,025	621,520	1,075,000	[a]
Termination for cause	—	34,615	—	—	34,615	806,250	[b]
Voluntary termination	—	34,615	—	—	34,615	806,250	[b]

Brendan D. Malloy	Salary Continuation	Accrued and Unused Vacation as of December 31, 2010	Continuation of Medical/ Welfare Benefits for 18 Months	Cash Equivalent of Company Match to 401(k) for 18 Months	Total	Number of Shares of Registrant’s Vested Stock on December 31, 2010
Termination without cause	$331,769	$17,014	$36,315	$11,025	$396,123	500,000	[a]
Termination due to disability	331,769	17,014	36,315	11,025	396,123	500,000	[a]
Termination due to death	331,769	17,014	36,315	11,025	396,123	500,000	[a]
Termination for cause	—	17,014	—	—	17,014	375,000	[b]
Voluntary termination	—	17,014	—	—	17,014	375,000	[b]

a	represents immediate vesting of restricted stock upon termination
b	represents 75% of total restricted stock held as of December 31, 2010

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

Compensation of Directors

Effective January 1, 2010, the Board of Directors adopted a structure for the annual compensation of the Board members which provides for the following annual compensation: $20,000 basic annual retainer plus the following annual fees for committee chairmen and members: $35,000 for the Audit Committee chairman; $25,000 for the Management Development and Compensation Committee chairman; $20,000 for the respective chairman of the Strategy Committee and the Government Security Committee; $15,000 for the Nominating and Corporate Governance Committee chairman; $20,000 for the members of the Audit Committee; $15,000 for the respective members of the Strategy Committee and the Government Security Committee; and $10,000 for the respective members of the Management Development and Compensation Committee, the Nominating and Corporate Governance Committee, and the Proxy Board (the Company operates under a Proxy Agreement which governs the relationship between the Company and the foreign shareholders that, directly and indirectly, own a majority stake in the Company. Pursuant to such Proxy Agreement, a Proxy Board has been established which consists of independent Board members Harris, Mahan, and Tuttle). In February 2011, at the recommendation of the Compensation Committee, the Company made a one-time grant of 20,000 shares of restricted stock to each of the following directors: Messrs. Bailey, Borland, Dvoranchik, Harris, Mahan, and Tuttle. The shares of restricted stock granted in February 2011 vest in four equal installments. The first installment vested on February 11, 2011; the second installment will vest on February 11, 2012; the third installment will vest on February 11, 2013; and the fourth installment will vest on February 11, 2014.

The following table summarizes the director compensation paid during the year ended December 31, 2010, other than to the directors who are also employees of the Company, who receive no compensation for services as directors:

DIRECTOR COMPENSATION FOR 2010

Name	Fees Paid	All Other Compensation		Total
Bernard Bailey	$75,000	$5,000	[1]	$80,000
David Borland	60,000	—		60,000
William Dvoranchik	60,000	5,000	[1]	65,000
Seth W. Hamot	—	—		—
Bruce Harris	55,000	—		55,000
Charles Mahan	65,000	—		65,000
John W. Maluda	55,000	40,000	[2]	95,000
Robert J. Marino	—	—		—
Andrew R. Siegel	—	—		—
Jerry Tuttle	60,000	—		60,000
John B. Wood	—	—		—

	$430,000	$50,000		$480,000

1	amount paid for representation on the board of Telos ID
2	amount paid pursuant to a consulting agreement with the Company

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of March 15, 2011	Percent of Class
Class A Common Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	15,801,802 shares (A)	44.0%

Class A Common Stock	John R.C. Porter Chalet Ty Fano, 2Chemin d’Amon 1936 Verbier Switzerland	15,801,802 shares (A)	44.0%

Class A Common Stock	Telos Corporation Shared Savings Plan 19886 Ashburn Road Ashburn, VA 20147	3,658,536 shares	10.2%

Class B Common Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	1,681,960 shares	41.7%

Class B Common Stock	Graphite Enterprise Trust LP Berkley Square House, 4th Floor London W1J 6BQ England	420,490 shares	10.4%

Class B Common Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	1,186,720 shares	29.4%

Class B Common Stock	John B. Wood	194,888 shares	4.8%
Class B Common Stock	Michele Nakazawa	125,000 shares	3.1%
Class B Common Stock	Michael P. Flaherty	100,000 shares	2.5%
Class B Common Stock	Brendan D. Malloy	100,000 shares	2.5%
Class B Common Stock	Edward L. Williams	100,000 shares	2.5%

Class A Common Stock	John B. Wood	4,546,093 shares (B)	12.7%
Class A Common Stock	Michael P. Flaherty	897,363 shares (B)	2.5%
Class A Common Stock	Edward L. Williams	1,432,099 shares (B)	4.0%
Class A Common Stock	Michele Nakazawa	916,895 shares (B)	2.6%
Class A Common Stock	Brendan D. Malloy	731,669 shares (B)	2.0%
Class A Common Stock	Robert J. Marino	759,682 shares (B)	2.1%
Class A Common Stock	Bernard C. Bailey	100,000 shares (C)	0.3%
Class A Common Stock	David Borland	120,000 shares (C)(D)	0.3%
Class A Common Stock	William M. Dvoranchik	100,000 shares (C)	0.3%
Class A Common Stock	Seth W. Hamot	—	—
Class A Common Stock	Bruce R. Harris	100,000 shares (C)	0.3%
Class A Common Stock	Charles S. Mahan, Jr.	100,000 shares (C)	0.3%
Class A Common Stock	John W. Maluda	80,000 shares (E)	0.2%
Class A Common Stock	Andrew R. Siegel	—	—
Class A Common Stock	Jerry O. Tuttle	100,000 shares (C)	0.3%
Class A Common Stock	All officers and directors As a group (24 persons)	12,223,977 shares (F)	34.0%

Series A-1 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	69 shares	5.8%

Series A-1 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	109 shares	9.2%

Series A-1 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva Switzerland	908 shares	76.4%

Series A-1 Redeemable Preferred Stock	John R.C. Porter Chalet Ty Fano, 2 Chemin d’Amon 1936 Verbier Switzerland	75 shares (L)	6.3%

Series A-2 Redeemable Preferred Stock	North Atlantic Smaller Companies Investment Trust PLC c/o North Atlantic Value LLP Ground Floor, Ryder Court 14 Ryder Street London SW1Y 6QB England	97 shares	5.8%

Series A-2 Redeemable Preferred Stock	Graphite Enterprise Trust PLC Berkley Square House, 4th Floor London W1J 6BQ England	153 shares	9.2%

Series A-2 Redeemable Preferred Stock	Toxford Corporation Place de Saint Gervais 1 1211 Geneva, Switzerland	1,271 shares	76.4%

Series A-2 Redeemable Preferred Stock	John R.C. Porter Chalet Ty Fano, 2 Chemin d’Amon 1936 Verbier Switzerland	105 shares (M)	6.3%

12% Cumulative Exchangeable Redeemable Preferred Stock	Value Partners, Ltd. Ewing & Partners Ewing Asset Management, LLC Timothy G. Ewing 4514 Cole Avenue, Suite 740 Dallas, TX 75205	496,317 shares (G)	15.6%

12% Cumulative Exchangeable Redeemable Preferred Stock	Wynnefield Partners Small Cap Value, L.P. Wynnefield Partners Small Cap Value, L.P. I Channel Partnership II, L.P. Wynnefield Small Cap Value Offshore Fund, Ltd. Wynnefield Capital Management, LLC Wynnefield Capital, Inc. Nelson Obus Joshua Landes 450 Seventh Avenue, Suite 509 New York, NY 10123	373,500 shares (H)	11.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Athena Capital Management, Inc. Minerva Group, LP David P. Cohen 50 Monument Road, Suite 201 Bala Cynwyd, PA 19004	162,722 shares (I)	5.1%

12% Cumulative Exchangeable Redeemable Preferred Stock	Victor Morgenstern Faye Morgenstern Judd Morgenstern Morningstar Trust - Faye Morgenstern Trustee 106 Vine Avenue Highland Park, IL 60035	182,000 shares (J)	5.7%

12% Cumulative Exchangeable Redeemable Preferred Stock	Costa Brava Partnership III, LP Roark, Rearden & Hamot, LLC Seth W. Hamot 222 Berkeley Street, 17th Floor Boston, MA 02116	405,172 shares (K)	12.7%

(A)	Includes 15,328,480 shares held directly by Toxford Corporation and 473,322 shares held directly by Mr. Porter. Mr. Porter is the sole stockholder of Toxford Corporation.
(B)	Messrs. Wood, Marino and Williams directly hold 8,392; 2,052 and 70,976 shares of our Class A Common Stock, respectively. In addition, the common stock holdings of Messrs. Wood, Flaherty, Williams, Malloy, and Marino and Ms. Nakazawa include 40,981; 7,363; 32,099; 6,669; 27,630 and 1,895 shares of our Class A Common Stock, respectively, held for their beneficial interest by the Telos Corporation Savings Plan. Additionally, Messrs. Wood, Flaherty, Williams, Malloy, and Marino and Ms. Nakazawa hold 1,491,307; 235,000; 459,268; 293,750; 243,750 and 336,125 restricted shares of our Class A Common Stock, respectively, under the 2008 Omnibus Long-Term Incentive Plan.
(C)	Includes 100,000 restricted shares of our Class A Common Stock granted in September 2008 and February 2011 under the 2008 Omnibus Long-Term Incentive Plan.
(D)	Mr. Borland holds options to acquire 20,000 shares of our Class A Common Stock, which are exercisable within 60 days of March 15, 2011.
(E)	These holdings are comprised of restricted shares of our Class A Common Stock granted in December 2009 under the 2008 Omnibus Long-Term Incentive Plan.
(F)	The common stock holdings of our executive officers and directors as a group include 100,220 shares of our Class A Common Stock held directly; 195,913 shares of our Class A Common Stock held for their beneficial interest by the Telos Corporation Savings Plan, and 4,509,100 restricted shares of our Class A Common Stock issued under the 2008 Omnibus Long-Term Incentive Plan.
(G)	According to the Form 4 filed on January 11, 2011, by Value Partners Ltd. (“VP”), Ewing & Partners (“E&P”), Ewing Asset Management LLC (“EAM”), and Timothy G. Ewing, E&P is the general partner of VP, Mr. Ewing and EAM are the partners of E&P, and Mr. Ewing is the sole member of EAM.
(H)	Wynnefield Partners Small Cap Value, L.P., (“WPSCV”), Wynnefield Partners Small Cap Value L.P. I (“WPSCVI”), Channel Partnership II, L.P. (“CP”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Mr. Nelson Obus and Mr. Joshua H. Landes filed a joint Schedule 13D/A (Amendment No. 3) on April 1, 2005 indicating that WCM is the sole general partner of WPSCV and WPSCVI and has the sole power to direct the voting and disposition of the shares beneficially owned by WPSCV and WPSCVI. Messrs. Obus and Landes are the co-managing members of WCM, and each shares with the other the power to direct the voting and disposition of the shares that WCM may be deemed to beneficially own. WCI is the sole investment manager of WSCVOF and has the sole power to direct the voting and disposition of the shares that WSCVOF beneficially owns. Messrs. Obus and Landes are executive officers of WCI and each shares with the other the power to direct the voting and disposition of the shares that WCI may be deemed to beneficially own. Mr. Obus is the general partner of CP and has the sole power to direct the voting and disposition of the shares beneficially owned by CP. WPSCV has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 131,800 shares. WSCVOF has the sole voting and dispositive power with respect to 85,400 shares. WPSCVI has the sole voting and dispositive power with respect to 142,800 shares. CP has the sole voting and dispositive power with respect to 13,500 shares. Mr. Obus has the sole voting and dispositive power with respect to 13,500 shares, and shared voting and dispositive power with respect to 360,000 shares. Mr. Landes has shared voting and dispositive power with respect to 360,000 shares. WCM has the sole voting and dispositive power with respect to 274,600 shares. WCI has the sole voting and dispositive power with respect to 85,400 shares.
(I)	Athena Capital Management, Inc. (“ACM”), Minerva Group, LP (“MG”), and Mr. David Cohen filed a joint Schedule 13G/A (Amendment No. 1) on February 3, 2010, indicating that ACM has shared voting and dispositive power with respect to 110,146 shares; MG has the sole voting and dipositive power with respect to 45,143 shares, and Mr. Cohen has sole voting and dispositive power with respect to 7,433 shares.
(J)	Victor Morgenstern (“VM”), Faye Morgenstern (“FM”), Judd Morgenstern (“JM”), Jennifer Morgenstern Irrevocable Trust (“Jennifer Trust”), Robyn Morgenstern Irrevocable Trust (“Robyn Trust”), and Judd Morgenstern Irrevocable Trust (“Judd Trust”), filed a joint Schedule 13D/A (Amendment No. 1) on March 10, 2009, indicating that VM has the sole power to vote and dispose of 50,000 shares, and shared power to dispose of 132,000 shares; FM has the sole power to vote 17,000 shares and shared power to dispose 92,000 shares; JM has the sole power to vote 40,000 shares and shared power to dispose 115,000 shares; Jennifer Trust has the sole voting and dispositive power with respect to 25,000 shares; Robyn Trust has the sole voting and dispositive power with respect to 25,000 shares; and Judd Trust has the sole voting and dispositive power with respect to 25,000 shares.
(K)	According to Schedule 13D/A (Amendment No. 27) filed on October 29, 2010, by Costa Brava Partnership III L.P., Roark, Rearden & Hamot, LLC, and Seth W. Hamot, the three filers have sole voting and dispositive power with respect to the 405,172 shares.
(L)	On or about March 15, 2011, Graphite Enterprise Trust LP, Graphite Enterprise Trust PLC, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B sold a total of 75 shares of Series A-1 Redeemable Preferred Stock to Mr. Porter.
(M)	On or about March 15, 2011, Graphite Enterprise Trust LP, Graphite Enterprise Trust PLC, North Atlantic Smaller Companies Investment Trust PLC and North Atlantic Value LLP A/C B sold a total of 105 shares of Series A-2 Redeemable Preferred Stock to Mr. Porter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for 2010, 2009, and 2008 were $298,000, $221,000, and $220,000 respectively. Additionally, Mr. Wood owned 91,200 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of December 31, 2010. In February 2011, he was granted an additional 158,000 shares of restricted stock under the 2008 Omnibus Long-Term Incentive Plan, increasing the total shares of Class A Common Stock held to 250,000 shares.

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

Independence of the Board of Directors

The Company has adopted director independence standards which are summarized below. The Company’s director independence standards are based upon NASDAQ Listing Rule 5605. Pursuant to NASDAQ Listing Rule 5605(b)(1), a majority of directors of the Board will be independent. Pursuant to NASDAQ Listing Rule 5605(a)(2), a director will not be independent if,

(A) At any time during the past three years he was employed by the Company;

(B) He accepted, or has a family member who accepted, any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than an executive officer) of the Company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

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

(E) He is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company served on the compensation committee of such other entity.

(F) He is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Pursuant to the independence standards set forth above, the Board has determined that the following directors and nominees meet the Company’s independence standards and therefore are independent: Bernard C. Bailey, David Borland, William M. Dvoranchik, Bruce R. Harris, Charles S. Mahan, John W. Maluda, and Jerry O. Tuttle. Based on these standards, the Board determined that the following directors are not independent: Robert J. Marino, and John B. Wood. Additionally, due to conflicts of interest, both Seth W. Hamot and Andrew R. Siegel were determined not to be independent. In determining the independence of General Maluda, the Board of Directors considered the consulting arrangement between the Corporation and General Maluda that the Board approved on September 30, 2010. General Maluda is entitled to annual consulting fees in the amount of $120,000 beginning October 1, 2010. The Board of Directors believes that this consulting arrangement will not interfere with General Maluda’s exercise of independent judgment in carrying out his responsibilities as a director.

Item 14.	Principal Accountant Fees and Services

Aggregate fees for professional services billed to us by BDO USA, LLP for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009
BDO USA, LLP:
Audit fees	$467,000	$564,000
Audit-related fees
Tax fees (1)	60,000	4,000
All other fees

Total	$527,000	$568,000

(1)	Represent fees related to the review of federal and state income tax returns and other tax-related services

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services, including audit and non-audit services, provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm typically provides an engagement letter to the Audit Committee outlining the scope of the services and related fees. Approval by the Audit Committee may be made at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 23.

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)

3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1987)

3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)

3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)

3.6	Articles of Amendment and Restatement of the Company, filed with the Secretary of State of the State of Maryland on January 14, 1992 (Incorporated by reference to C3, Inc. Form 8-K filed January 29, 1992)

3.7	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.7 filed with the Company’s Form 10-K report for the year ended December 31, 1995)

3.8	Amended and Restated Bylaws of the Company, as amended on October 3, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)

4.1	Form of Indenture between the Registrant and Bankers Trust Company, as Trustee, relating to the 12% Junior Subordinated Debentures Due 2009. (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

4.2	Form of the terms of the 12% Cumulative Exchangeable Redeemable Preferred Stock of the Registrant (Incorporated by reference to C3’s Registration Statement on Form S-4 filed October 20, 1989)

10.1	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company’s Form 10-Q report for the quarter ended March 31, 1996)

10.2	Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.98 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.3	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.99 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.4	Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.100 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.5	Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.101 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.6	Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.102 filed with the Company’s Form 10-K report for the year ended December 31, 2005)

10.7	Membership Interest Purchase & Assignment Agreement and Other Related Transaction Documents among the Company, Telos Identity Management Solutions, LLC and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2007)

10.8	Telos Corporation 2008 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.9	Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Smaller Companies Investment Trust PLC, dated April 14, 2008 (Incorporated by reference to Exhibit 10.15 filed with the Company’s Form 10-K report for the year ended December 31, 2008)

10.10	Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Value LLP A/C B, dated April 14, 2008 (Incorporated by reference to Exhibit 10.16 filed with the Company’s Form 10-K report for the year ended December 31, 2008)

10.11	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Smaller Companies Investment Trust PLC, dated April 6, 2008 (Incorporated by reference to Exhibit 10.17 filed with the Company’s Form 10-K report for the year ended December 31, 2008)

10.12	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Value LLP A/C B, dated April 6, 2008 (Incorporated by reference to Exhibit 10.18 filed with the Company’s Form 10-K report for the year ended December 31, 2008)

10.13	Amendment to Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.24 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.18	Amendment to Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.25 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.19	Amendment to Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.26 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.20	Amendment to Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.27 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.21	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-K report for the year ended December 31, 2007)

10.22	Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 17, 2010 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Form 8-K report on May 21, 2010)

10.23	Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Form 8- K report on May 21, 2010)

10.24*	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated May 17, 2010

10.25	First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2010)

10.26*	Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust LP

10.27*	Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust PLC

10.28*	Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010– North Atlantic Smaller Companies Investment Trust PLC

10.29*	Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – North Atlantic Value LLP A/C B

10.30*	Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Toxford Corporation

10.31*	Employment Agreement – Brendan D. Malloy

21*	List of subsidiaries of Telos Corporation

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32*	Certification pursuant to 18 USC Section 1350.

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board

Date:	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood John B. Wood	Chief Executive Officer and Chairman of the Board	March 31, 2011

/s/ Michele Nakazawa Michele Nakazawa	Chief Financial Officer	March 31, 2011

/s/ Bernard C. Bailey Bernard C. Bailey	Director	March 31, 2011

/s/ David Borland David Borland	Director	March 31, 2011

/s/ William M. Dvoranchik William M. Dvoranchik	Director	March 31, 2011

Seth W. Hamot	Director

/s/ Bruce R. Harris Bruce R. Harris, Lt. Gen., USA (Ret.)	Director	March 31, 2011

/s/ Charles S. Mahan Charles S. Mahan, Jr. Lt. Gen., USA (Ret)	Director	March 31, 2011

/s/ John W. Maluda John W. Maluda, Major Gen,, USAF (Ret)	Director	March 31, 2011

/s/ Robert J. Marino Robert J. Marino	Director	March 31, 2011

Andrew R. Siegel	Director

/s/ Jerry O. Tuttle Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	March 31, 2011