Form 10-Q
period 2011-03-31
TELOS CORP
filed 2011-05-16
CIK 320121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

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

As of May 9, 2011, the registrant had outstanding 35,913,961 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Revenue
Products	$15,823	$32,557
Services	32,154	36,291

	47,977	68,848

Costs and expenses
Cost of sales – Products	12,454	29,344
Cost of sales – Services	23,625	30,245

	36,079	59,589

Selling, general and administrative expenses	7,829	8,177

Operating income	4,069	1,082
Other income (expenses)
Other income	28	25
Interest expense	(1,459)	(1,688)

Income (loss) before income taxes	2,638	(581)
(Provision) benefit for income taxes (Note 8)	(1,356)	321

Net income (loss)	1,282	(260)

Less: Net income (loss) attributable to non-controlling interest (Note 2)	166	(96)

Net income (loss) attributable to Telos Corporation	$1,116	$(164)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS

Current assets (Note 6)
Cash and cash equivalents	$149	$116
Accounts receivable, net of reserve of $391 and $358, respectively	60,218	54,085
Inventories, net of obsolescence reserve of $253 and $319, respectively	9,662	7,309
Deferred program expenses	1,186	2,658
Other current assets	2,871	2,878

Total current assets (Note 6)	74,086	67,046

Property and equipment, net of accumulated depreciation of $20,162 and $19,950, respectively	5,457	5,742
Deferred income taxes, long-term	1,665	1,665
Other assets	348	351

Total assets (Note 6)	$81,556	$74,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2011 (Unaudited)	December 31, 2010
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$40,668	$28,933
Accrued compensation and benefits	5,624	6,880
Deferred revenue	3,715	4,386
Deferred income taxes	275	434
Senior credit facility – short-term (Note 6)	375	375
Capital lease obligations – short-term	985	945
Other current liabilities	4,613	3,832

Total current liabilities	56,255	45,785

Senior revolving credit facility (Note 6)	8,456	13,786
Capital lease obligations	5,688	5,950
Senior redeemable preferred stock (Note 7)	10,289	10,190
Public preferred stock (Note 7)	105,761	104,806
Other liabilities	92	83

Total liabilities	186,541	180,600

Commitments, contingencies and subsequent events (Note 9)	—	—

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive loss	(48)	(26)
Accumulated deficit	(105,289)	(106,405)

Total Telos stockholders’ deficit	(105,156)	(106,250)

Non-controlling interest in subsidiary (Note 2)	171	454

Total stockholders’ deficit	(104,985)	(105,796)

Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$81,556	$74,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$1,282	$(260)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Dividends and accretion of preferred stock as interest expense	1,054	1,060
Depreciation and amortization	394	405
Amortization of debt issuance costs	17	26
Deferred income tax benefit	(159)	—
Other noncash items	50	93
Changes in other operating assets and liabilities	4,946	1,573

Cash provided by operating activities	7,584	2,897

Investing activities:
Purchases of property and equipment	(114)	(193)

Cash used in investing activities	(114)	(193)

Financing activities:
Proceeds from senior credit facility	50,347	80,854
Repayments of senior credit facility	(55,583)	(81,830)
Decrease in book overdrafts	(1,438)	(1,143)
Repayment of term loan	(94)	—
Payments under capital lease obligations	(222)	(196)
Distributions to Telos ID Class B membership unit – non-controlling interest	(449)	(323)

Cash used in financing activities	(7,439)	(2,638)

Effect of exchange rate changes on cash and cash equivalents	2	4

Increase in cash and cash equivalents	33	70
Cash and cash equivalents at beginning of period	116	78

Cash and cash equivalents at end of period	$149	$148

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$414	$647

Income taxes	$724	$264

Noncash:
Interest on redeemable preferred stock	$1,054	$1,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. General and Basis of Presentation

Telos Corporation, together with its subsidiaries (the “Company” or “Telos” or “We”), is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. Our principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated as a Maryland corporation in October 1971. Our web site is www.telos.com.

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2010 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-14”). The objective of this Update is to address the accounting for revenue arrangements that contain tangible products and software for which vendor-specific objective evidence of selling price does not exist. The adoption of this standard did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-13”). The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The adoption of this standard did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued three related Staff Positions (“FSP”): (i) FSP 157-4 now codified within FASB Accounting Standard Codification Topic 820 ( “ASC 820”) which is related to fair value measurements and disclosures, (ii) SFAS 115-2 and SFAS 124-2 now codified within FASB ASC Topic 320 (“ASC 320”) with regard to investments in debt or equity securities, and (iii) SFAS 107-1 and APB 28-1 now codified within FASB ASC Topic 825 (“ASC 825”) related to financial instruments, which are effective for interim and annual periods ending after June 15, 2009. ASC 820 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 enhances the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. Our adoption of these staff positions did not have a material impact on our condensed consolidated financial position, results of operations, or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU No. 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard had no effect on our condensed consolidated financial statements.

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Secure Communications (formerly Secure Messaging) – We provide our Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System (“AMHS”), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only time-and-materials (“T&M”) contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and firm-fixed price (“FFP”) services where objective reliable evidence of fair value of the elements is available. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Secure Networking Solutions – We provide wireless and wired networking solutions consisting of hardware and services to our customers. Also within the Secure Networks solution area is our Emerging Technologies Group, which creates innovative, custom-tailored solutions for government and commercial enterprises. The solutions within Secure Networks and Emerging Technologies are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer’s specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptop computers, printers, networking equipment and peripherals, and ASC 605-25. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance – We provide Xacta Information Assurance Manager software and cybersecurity services to our customers. The software and accompanying services fall within the scope of ASC 985-605, as fully discussed above. We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Identity Management – We provide our identity assurance and access management solutions and services and sell information technology products, such as laptop computers and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts which are utilized to support maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory consisted of finished goods of $9.9 million and $7.5 million as of March 31, 2011 and December 31, 2010, respectively; and work-in-process of $0 and $0.1 million as of March 31, 2011 and December 31, 2010, respectively.

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

As of March 31, 2011 and December 31, 2010, we had $505,000 and $501,000, respectively, of unrecognized tax benefits, which would have an effect on the effective tax rate, if recognized. Income taxes are provided based on the liability method for financial reporting purposes. For the periods ended March 31, 2011 and 2010, there were $4,000, and $5,000 of interest and penalties recorded and included in tax expense, respectively.

The provision for income taxes in interim periods is computed by applying the estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans. In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees. In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors. In February 2011, we granted an additional 2,330,804 shares of restricted stock to our executive officers, directors and employees. Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vested immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

Other Comprehensive Income

Our functional currency is the U.S. Dollar. For one of our wholly owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Translation gains and losses are included in stockholders’ deficit as a component of accumulated other comprehensive income. Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	March 31, 2011	December 31, 2010

Cumulative foreign currency translation adjustment	$(48)	$(26)

Accumulated other comprehensive loss	$(48)	$(26)

Note 2. Sale of Assets

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act, specifically with the purpose of performing substantially all of our Identity Management business. We assigned the rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID and contributed substantially all of the assets of the business line at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors (“Investors”) owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with ASC 505-10, we recognized a gain of $5.8 million. As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method. Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000.

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members. Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID. The Operating Agreement also provides for two subclasses of membership units: Class A, held by us and Class B, held by certain private equity investors. The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profit or loss, which was a $250,000 profit and $144,000 loss for the three months ended March 31, 2011 and 2010, respectively, and is entitled to appoint three members of the Board of Directors. The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profit or loss, which was a $166,000 profit and $96,000 loss for the three months ended March 31, 2011 and 2010, respectively, and is entitled to appoint two members of the Board of Directors. The Class B membership unit is the non-controlling interest as defined by ASC 810, “Consolidation.”

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B membership unit for the initial eighteen month period after the sale of the Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions were to be made to the members in the subsequent period only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the three months ended March 31, 2011 and 2010, the Class B membership unit received a total of $450,000 and $323,000, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Non-controlling interest, beginning of period	$454	$328
Net income (loss)	166	(96)
Distributions	(449)	(323)

Non-controlling interest, end of period	$171	$(91)

Note 3. Investment in Teloworks

Effective January 1, 2008, Telos owns 100% of Teloworks. As previously reported, we had recorded all fundings to Teloworks as expense in our consolidated statement of operations. Effective January 1, 2009, we accounted for the investment in Teloworks using the consolidation method.

In 2008, Teloworks formed a wholly owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but had not generated significant revenue, and in January 2011 operations were suspended. We are currently evaluating the future directions of the business. The results of this entity have also been consolidated.

Note 4. Investment in Enterworks

As of March 31, 2011, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.2% of Enterworks. Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks. However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations. We previously reduced the carrying value of our investment in Enterworks to zero.

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

As of March 31, 2011 and December 31, 2010, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

On September 27, 2010, 4.9% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $430,000 and subsequently on April 8, 2011, 22.3% of the Senior Redeemable Preferred Stock was redeemed for $2.1 million (see Note 7 – Redeemable Preferred Stock). As of March 31, 2011 and December 31, 2010, the carrying value of the Senior Redeemable Preferred Stock was $10.3 million and $10.2 million, respectively. Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2010, adjusted for the accrual of dividends on the Senior Redeemable Preferred Stock.

As of March 31, 2011 and December 31, 2010, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $105.8 million and $104.8 million, respectively, and the estimated fair market value was $70.4 million and $66.9 million, respectively, based on quoted market prices.

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of March 31, 2011 and December 31, 2010, the accounts payable and other accrued payables consisted of $28.7 million and $22.6 million, respectively, in trade account payables and $12.0 million and $6.3 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”). Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. As of March 31, 2011, we have not elected the LIBOR Rate option. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced. Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Notes (as defined below).

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%. On September 27, 2010, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

As of March 31, 2011, the interest rate on the Facility was 4.25%. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of March 31, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets. The remaining balance of the term loan, or $6.8 million, and the revolving component of the Facility mature over the period 2011 through 2014 and are classified as a noncurrent liability as of March 31, 2011.

At March 31, 2011, we had outstanding borrowings of $8.8 million on the Facility, which included the $7.2 million term loan, of which $0.4 million was due within one year. At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was due within one year. At March 31, 2011 and December 31, 2010, we had unused borrowing availability on the Facility of $21.2 million and $9.1 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.3% and 9.9% for the three months ended March 31, 2011 and 2010, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2011	2012	2013	2014	Total
Short-term:
Term loan	$375	$—	$—	$—	$375	[1]

Long-term:
Term loan	$—	$375	$375	$6,094	$6,844	[1]
Revolving credit	—	—	—	1,612	1,612	[2]

Subtotal	$—	$375	$375	$7,706	$8,456

Total	$375	$375	$375	$7,706	$8,831

[1]	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
[2]	Balance due represents balance as of March 31, 2011, with fluctuating balances based on working capital requirements of the Company.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Notes were unsecured. The maturity date of such Notes had been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes could be prepaid at our option; however, the Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

On May 17, 2010, the principal balances of the Notes plus accrued interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0.2 million for the three months ended March 31, 2010 on the Notes.

Warranty Liability

We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls. Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of March 31, 2011 and December 31, 2010 was $1.0 million and $1.1 million, respectively.

Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock

The Senior Redeemable Preferred Stock is senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than as described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of March 31, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%. In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock. As of March 31, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011. In the aggregate, as of March 31, 2011, Mr. Porter and Toxford held a total of 983 shares and 1,376 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford.

Subsequently, on April 8, 2011, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 22.3% of the Senior Redeemable Preferred Stock with a carrying value of $2.3 million was redeemed for $2.1 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%. Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

At March 31, 2011 and December 31, 2010, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 1,188 shares and 1,664 shares for Series A-1 and Series A-2, respectively.

At March 31, 2011 and 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock each totaled $7.4 million. We accrued dividends on the Senior Redeemable Preferred Stock of $100,000 and $104,000 for the three months ended March 31, 2011 and 2010, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the effective interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2011 and December 31, 2010 was 3,185,586. The Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP on the OTCQB marketplace.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2011. This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $73.9 million and $72.9 million as of March 31, 2011 and December 31, 2010, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability. Consequently, for the quarters ended March 31, 2011 and 2010, dividends totaling $1.1 million each were accrued and reported as interest expense in the respective periods. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $105.8 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2011 and December 31, 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. For the three months ended March 31, 2011 and 2010, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded approximately $1.4 million income tax provision and $0.3 million income tax benefit for the three months ended March 31, 2011 and 2010, respectively.

We implemented the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $505,000 and $501,000 of unrecognized tax benefits required to be recorded as of March 31, 2011 and December 31, 2010, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2007 to 2010, has not been extended beyond applicable statute of limitations.

Note 9. Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples could have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future. We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $17.8 million and $21.3 million as of March 31, 2011 and December 31, 2010, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of March 31, 2011, Costa Brava owns 12.7% of the outstanding Public Preferred Stock.

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

Andrew Siegel v. Telos Corporation, et. al.

On June 30, 2010, Mr. Andrew Siegel filed a Complaint against Telos Corporation, Doe I-XX, and Roe Corporation I-XX in the U.S. District Court for the Eastern District of Virginia, Alexandria Division. Subsequently, Mr. Siegel withdrew the lawsuit on August 19, 2010.

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

Subsequent Events

On April 8, 2011, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 22.3% of the Senior Redeemable Preferred Stock with a carrying value of $2.3 million was redeemed for $2.1 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%. Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

Note 10. Related Party Transactions

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three months ended March 31, 2011 and 2010 were $88,000 and $69,000, respectively. Additionally, Mr. Wood owned 250,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of March 31, 2011.

On April 8, 2011, the Company redeemed a total of 637 shares of Senior Redeemable Preferred Stock, including 220 shares and 307 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, the beneficial owner of 44.0% of our Class A Common Stock. Mr. Porter is the sole stockholder of Toxford. Subsequent to such redemption, Mr. Porter and Toxford held 763 shares and 1,069 shares of Series A-1 and Series A-2, respectively, or 82.7% of the Senior Redeemable Preferred Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the SEC.

General

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. Our IT solutions consist of the following:

•

Secure Networks – Secure wired and wireless network solutions for Department of Defense and other federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and services to support defense and civilian missions. Also, within the Secure Networks solution area, is our Emerging Technologies Group, which creates innovative, custom-tailored solutions for government and commercial enterprises.

•

Information Assurance – Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•

Secure Communications (formerly Secure Messaging) – The next generation offering, Secure Information eXchange (T-6), supports warfighters throughout the world. Our suite of offerings provides secure, automated, web-based solutions for collaboration, distribution, and management of enterprise messages for our customers.

•

Identity Management – End-to-end logical and physical security from the gate to the network. Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

Backlog

Our total backlog was $629.3 million and $591.8 million at March 31, 2011 and 2010, respectively. Backlog was $632.2 million at December 31, 2010.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2011 and 2010 was $121.0 million and $84.4 million, respectively. Funded backlog was $124.3 million at December 31, 2010.

Consolidated Results of Operations (Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Telos Corporation (collectively, the “Company” or “Telos” or “We”). We have also consolidated the results of operations of Telos ID (see Note 2 – Sale of Assets) and Teloworks (see Note 3 – Investment in Teloworks). All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	75.2	86.6
Selling, general and administrative expenses	16.3	11.8

Operating income	8.5	1.6

Interest expense, net	(3.0)	(2.4)

Income (loss) before income taxes	5.5	(0.8)
(Provision) benefit for income taxes	(2.8)	0.5

Net income (loss)	2.7	(0.3)
Less: Net income (loss) attributable to non-controlling interest	0.4	(0.1)

Net income (loss) attributable to Telos Corporation	2.3%	(0.2)%

Revenue decreased by 30.3% to $48.0 million for the first quarter of 2011, from $68.8 million for the same period in 2010. Such decrease primarily consists of a decrease of $23.5 million in sales of Secure Networks solutions from the U.S. Air Force NETCENTS (Network-Centric Solutions) contract and the U.S. Army ADMC-2 contract. Product revenue decreased to $15.8 million for the first quarter of 2011 from $32.6 million for the same period in 2010, primarily attributable to a decrease in sales of $19.4 million of Secure Networks solutions due to decreased sales of resold products under the NETCENTS and U.S. Army ADMC-2 contracts, offset by increases in sales of $2.3 million of Identity Management solutions and $0.5 million in sales of Information Assurance solutions. Services revenue decreased to $32.2 million for the first quarter of 2011 from $36.3 million for the same period in 2010, primarily attributable to decreases in sales of $4.1 million of Secure Networks solutions and $0.7 million of Information Assurance solutions, offset by an increase in sales of $0.7 million of Secure Communications solutions. The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Cost of sales decreased by 39.5% to $36.1 million for the first quarter of 2011 from $59.6 million for the same period in 2010, primarily due to decreases in revenue of $20.9 million, coupled with a decreased cost of sales as a percentage of revenue of 11.4%. Cost of sales for product decreased by $16.9 million, and as a percentage of product revenue decreased by 11.4%, primarily due to decreases in product revenue for resold products under NETCENTS and ADMC-2. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales. Cost of sales for services decreased by $6.6 million; and as a percentage of services revenue decreased by 9.9%, due to a change in the mix of the programs and nature of certain Telos-installed solutions in Secure Networks solutions, as well as reduced direct costs associated with outsourced product reselling under the NETCENTS and ADMC-2 contracts. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales. The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 28.5% to $11.9 million for the first quarter of 2011 from $9.3 million for the same period in 2010. Gross margin increased to 24.8% in the first quarter of 2011, from 13.4% for the same period in 2010. Product gross margin increased to 21.3% from 9.9% due primarily to an increase in sales of proprietary software as well as increases in sales of Telos manufactured technology solutions in Secure Networks solutions. Services gross margin increased to 26.5% from 16.7% due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense (“SG&A”) decreased by 4.3% to $7.8 million for the first quarter of 2011, from $8.2 million for the same period in 2010, primarily attributable to decreases of $0.3 million in trade show expenses and $0.3 million in legal fees, offset by increases of $0.2 million in labor costs and $0.1 million in bonuses.

Operating income increased 276.2% to $4.1 million for the first quarter of 2011, from $1.1 million for the same period in 2010, due primarily to the $2.6 million increase in gross profit resulting from a change in the mix of the solutions sold, and a decrease of $0.3 million in SG&A expense as noted above.

Interest expense decreased 13.6% to $1.5 million for the first quarter of 2011, from $1.7 million for the same period in 2010, primarily due to the reduction of interest expense resulting from the payoff of the senior subordinated notes in May 2010.

Provision for income tax was $1.4 million for the first quarter of 2011, compared to income tax benefit of $0.3 million for the same period in 2010, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net income for the first quarter of 2011 was $1.1 million, compared to net loss of $0.2 million for the same period in 2010, primarily attributable to the increase in operating income as discussed above.

Liquidity and Capital Resources

As described in more detail below, we maintain a revolving credit facility (“the Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) which was formerly Wells Fargo Foothill, Inc. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples could have an impact on the Facility, and therefore our liquidity. Management believes that the Company’s borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Cash provided by operating activities was $7.6 million for the quarter ended March 31, 2011, compared to $2.9 million for the same period in 2010. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. Additionally, for the quarter ended March 31, 2011, net income was $1.2 million compared to net loss was $0.3 million for the quarter ended March 31, 2010.

Cash used in investing activities was approximately $0.1 million and $0.2 million for the quarter ended March 31, 2011 and 2010, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the quarter ended March 31, 2011 was $7.4 million, compared to $2.6 million for the same period in 2010, primarily attributable to net repayments to the Facility for the quarter ended March 31, 2011.

Additionally, our capital structure consists of redeemable preferred stock and common stock. The capital structure is complex and requires an understanding of the terms of the instruments, certain restrictions on scheduled payments and redemptions of the various instruments, and the interrelationship of the instruments especially as it relates to the subordination hierarchy. Therefore, a thorough understanding of how our capital structure impacts our liquidity is necessary and accordingly we have disclosed the relevant information about each instrument as follows:

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million Facility with Wells Fargo. Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility. The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. As of March 31, 2011, we have not elected the LIBOR Rate option. Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable. The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures. The Facility’s anniversary fee was discontinued and the collateral management fee was reduced. Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Notes (as defined below).

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%. On September 27, 2010, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

As of March 31, 2011, the interest rate on the Facility was 4.25%. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. As of March 31, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants. The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets. The remaining balance of the term loan, or $6.8 million, and the revolving component of the Facility mature over the period 2011 through 2014 and are classified as a noncurrent liability as of March 31, 2011.

At March 31, 2011, we had outstanding borrowings of $8.8 million on the Facility, which included the $7.2 million term loan, of which $0.4 million was due within one year. At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was due within one year. At March 31, 2011 and December 31, 2010, we had unused borrowing availability on the Facility of $21.2 million and $9.1 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.3% and 9.9% for the three months ended March 31, 2011 and 2010, respectively. The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 8.0% and 10.3% for the three months ended March 31, 2011 and 2010, respectively.

Senior Subordinated Notes

In 1995, we issued Senior Subordinated Notes (“Notes”) to certain shareholders. Such Notes are classified as either Series B or Series C. The Series B Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Notes were unsecured. The maturity date of such Notes had been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year. The Notes could be prepaid at our option; however, the Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

On May 17, 2010, the principal balances of the Notes plus accrued interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0.2 million for the three months ended March 31, 2010 on the Notes.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. Each class carries cumulative dividend rates of 14.125% and 12%, respectively. We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock. As of December 31, 2008, the Public Preferred Stock was fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $116.1 million and $115.0 million at March 31, 2011 and December 31, 2010, respectively. We recorded dividends of $1.1 million each for the three months ended March 31, 2011 and 2010 on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock

The Senior Redeemable Preferred Stock is senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than as described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of March 31, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%. In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock. As of March 31, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011. In the aggregate, as of March 31, 2011, Mr. Porter and Toxford held a total of 983 shares and 1,376 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford.

Subsequently, on April 8, 2011, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 22.3% of the Senior Redeemable Preferred Stock with a carrying value of $2.3 million was redeemed for $2.1million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%. Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

At March 31, 2011 and December 31, 2010, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 1,188 shares and 1,664 shares for Series A-1 and Series A-2, respectively.

At March 31, 2011 and 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock each totaled $7.4 million. We accrued dividends on the Senior Redeemable Preferred Stock of $100,000 and $104,000 for the three months ended March 31, 2011 and 2010, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Redemption Provisions

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of March 31, 2011 and December 31, 2010.

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

Accordingly, as stated above, we will continue to classify the entirety of its obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2010. This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $73.9 million and $72.9 million as of March 31, 2011 and December 31, 2010, respectively, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $105.8 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2011 and December 31, 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

Our working capital was $17.8 million and $21.3 million as of March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, we had outstanding debt and long-term obligations of $130.3 million, consisting of $8.5 million under the Facility, $5.7 million in capital lease obligations and $116.1 million in redeemable preferred stock classified as liability pursuant to ASC 480-10.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. As of March 31, 2011, interest on the Facility is charged at 4.25%. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.3% and 9.9% for the three months ended March 31, 2011 and 2010, respectively. The Facility had an outstanding balance of $8.8 million at March 31, 2011.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the first quarter of 2011 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2011, total undeclared unpaid dividends accrued for financial reporting purposes are $7.4 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of March 31, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011. On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock. As of March 31, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011. In the aggregate, as of March 31, 2011, Mr. Porter and Toxford held a total of 983 shares and 1,376 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford. Subject to limitations set forth below, we were scheduled to redeem 14.7% of the outstanding shares and accrued dividends outstanding on October 31, 2005. Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $73.9 million and $72.9 million in cash dividends as of March 31, 2011 and December 31, 2010, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of March 31, 2011 and December 31, 2010.

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

Date: May 16, 2011	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer