Form 10-Q
period 2011-06-30
TELOS CORP
filed 2011-08-15
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

As of August 8, 2011, the registrant had outstanding 35,906,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Products	$7,942	$16,837	$23,765	$49,394
Services	33,203	31,320	65,357	67,611
	41,145	48,157	89,122	117,005
Costs and expenses
Cost of sales - Products	6,505	14,314	18,958	43,658
Cost of sales - Services	23,319	23,445	46,945	53,691
	29,824	37,759	65,903	97,349
Selling, general and administrative expenses	7,976	7,297	15,805	15,473

Operating income	3,345	3,101	7,414	4,183
Other income (expense)
Other income	253	15	281	41
Interest expense	(1,462)	(1,531)	(2,920)	(3,220)

Income before income taxes	2,136	1,585	4,775	1,004
Provision for income taxes (Note 8)	(951)	(818)	(2,307)	(497)

Net income	1,185	767	2,468	507

Less: Net income attributable to non-controlling interest (Note 2)	(405)	(385)	(572)	(289)

Net income attributable to Telos Corporation	$780	$382	$1,896	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets (Note 6)
Cash and cash equivalents	$283	$116
Accounts receivable, net of reserve of $363 and $358, respectively	41,785	54,085
Inventories, net of obsolescence reserve of $254 and $319, respectively	9,294	7,309
Deferred program expenses	217	2,658
Other current assets	3,413	2,878

Total current assets (Note 6)	54,992	67,046

Property and equipment, net of accumulated depreciation of $20,259 and $19,950, respectively	5,223	5,742
Deferred income taxes, long-term	1,665	1,665
Other assets	339	351

Total assets (Note 6)	$62,219	$74,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2011 (Unaudited)	December 31, 2010
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$20,297	$28,933
Accrued compensation and benefits	5,931	6,880
Deferred revenue	2,960	4,386
Deferred income taxes	275	434
Senior credit facility – short-term (Note 6)	375	375
Capital lease obligations – short-term	980	945
Other current liabilities	2,764	3,832

Total current liabilities	33,582	45,785

Senior revolving credit facility (Note 6)	12,263	13,786
Capital lease obligations	5,473	5,950
Senior redeemable preferred stock (Note 7)	8,069	10,190
Public preferred stock (Note 7)	106,717	104,806
Other liabilities	100	83

Total liabilities	166,204	180,600

Commitments, contingencies and subsequent events (Note 9)	----	----

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive loss	(67)	(26)
Accumulated deficit	(104,509)	(106,405)

Total Telos stockholders’ deficit	(104,395)	(106,250)

Non-controlling interest in subsidiary (Note 2)	410	454

Total stockholders’ deficit	(103,985)	(105,796)

Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$62,219	$74,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$2,468	$507
Adjustments to reconcile net income to cash provided by operating activities:
Gain on redemption of senior preferred stock	(230)	----
Dividends and accretion of preferred stock as interest expense	2,090	2,121
Depreciation and amortization	772	796
Amortization of debt issuance costs	36	80
Deferred income tax benefit	(159)	----
Other noncash items	35	11
Changes in other operating assets and liabilities	1,617	1,101
Cash provided by operating activities	6,629	4,616

Investing activities:
Purchases of property and equipment	(253)	(353)
Cash used in investing activities	(253)	(353)

Financing activities:
Proceeds from senior credit facility	118,496	120,910
Repayments of senior credit facility	(119,832)	(124,971)
Proceeds from term loan	----	7,500
Decrease in book overdrafts	(1,559)	(2,424)
Repayment of term loan	(187)	----
Payments under capital lease obligations	(442)	(400)
Redemption of senior preferred stock	(2,070)	----
Payment of senior subordinated notes	----	(4,179)
Payment of debt issuance costs	----	(75)
Distributions to Telos ID Class B membership unit – non-controlling interest	(616)	(323)
Cash used in financing activities	(6,210)	(3,962)

Effect of exchange rate changes on cash and cash equivalents	1	----

Increase in cash and cash equivalents	167	301
Cash and cash equivalents at beginning of period	116	78

Cash and cash equivalents at end of period	$283	$379

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$764	$1,263
Income taxes	$3,135	$397

Noncash:
Interest on redeemable preferred stock	$2,090	$2,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

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

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).”  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance is not expected to have a material effect on our condensed consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  ASU 2011-05 is effective for annual and interim reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-05 will have no impact on our condensed consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

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

Index

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

Index

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  Inventories also include spare parts which are utilized to support maintenance contracts.  Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory consisted of finished goods of $9.5 million and $7.5 million as of June 30, 2011 and December 31, 2010, respectively; and work-in-process of $0 and $0.1 million as of June 30, 2011 and December 31, 2010, respectively.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.

Index

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

As of June 30, 2011 and December 31, 2010, we had $509,000 and $501,000, respectively, of unrecognized tax benefits, which would have an effect on the effective tax rate, if recognized.  Income taxes are provided based on the liability method for financial reporting purposes.   For the three and six months ended June 30, 2011, there were $4,000, and $7,000 of interest and penalties recorded and included in tax expense, respectively.  For the three and six months ended June 30, 2010, there were $5,000, and $10,000 of interest and penalties recorded and included in tax expense, respectively.

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

	June 30, 2011	December 31, 2010
Cumulative foreign currency translation adjustment	$(67)	$(26)
Accumulated other comprehensive loss	$(67)	$(26)

Index

Note 2.    Sale of Assets

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act, specifically with the purpose of performing substantially all of our Identity Management business. We assigned the rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID and contributed substantially all of the assets of the business line at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors ("Investors") owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with ASC 505-10, we recognized a gain of $5.8 million.   As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method.  Legal and investment banking expenses directly associated with the transaction amounted to approximately $190,000.

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by certain private equity investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profit or loss, which was $608,000 and $857,000 profit for the three and six months ended June 30, 2011, respectively, and $577,000 and $433,000 for the three and six months ended June 30, 2010, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profit or loss, which was $405,000 and $572,000 profit for the three and six months ended June 30, 2011, respectively, and $385,000 and $289,000 for the three and six months ended June 30, 2010, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest as defined by ASC 810, “Consolidation.”

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B membership unit for the initial eighteen month period after the sale of the Telos ID membership interests.  Further, subsequent to the initial eighteen month period, distributions were to be made to the members in the subsequent period only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  The Class B member received a total of $166,000 and $616,000 for the three and six months ended June 30, 2011, respectively, and $0 and $323,000 for the three and six months ended June 30, 2010, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and six months ended June 30, 2011 and 2010 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Non-controlling interest, beginning of period	$171	$(91)	$454	$328
Net income	405	385	572	289
Distributions	(166)	----	(616)	(323)
Non-controlling interest, end of period	$410	$294	$410	$294

Index

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

Note 4.    Investment in Enterworks

 As of June 30, 2011, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.2% of Enterworks.  Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks.  However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations.  We previously reduced the carrying value of our investment in Enterworks to zero.

Index

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

As of June 30, 2011 and December 31, 2010, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

On September 27, 2010, 4.9% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $430,000 and subsequently on April 8, 2011, 22.3% of the Senior Redeemable Preferred Stock was redeemed for $2.1 million (see Note 7 – Redeemable Preferred Stock). As of June 30, 2011 and December 31, 2010, the carrying value of the Senior Redeemable Preferred Stock was $8.1 million and $10.2 million, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2010, adjusted for the redemption and accrual of dividends on the Senior Redeemable Preferred Stock.

As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $106.7 million and $104.8 million, respectively, and the estimated fair market value was $67.9 million and $66.9 million, respectively, based on quoted market prices.

Index

 Note 6.    Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of June 30, 2011 and December 31, 2010, the accounts payable and other accrued payables consisted of $14.4 million and $22.6 million, respectively, in trade account payables and $5.9 million and $6.3 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of June 30, 2011, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Notes (as defined below).

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

As of June 30, 2011, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of June 30, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.7 million, and the revolving component of the Facility mature over the period 2011 through 2014 and are classified as a noncurrent liability as of June 30, 2011.

At June 30, 2011, we had outstanding borrowings of $12.6 million on the Facility, which included the $7.1 million term loan, of which $0.4 million was due within one year.   At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was due within one year.  At June 30, 2011 and December 31, 2010, we had unused borrowing availability on the Facility of $12.7 million and $9.1 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.9% and 8.4% for the six months ended June 30, 2011 and 2010, respectively.

Index

The following are maturities of the Facility presented by year (in thousands):

	2011		2012		2013		2014		Total
Short-term:
Term loan		$375	$	----	$	----	$	----	$375	1
Long-term:
Term loan	$	----		$375		$375		$6,000	$6,750	1
Revolving credit		----		----		---		5,513	5,513	2
Subtotal	$	----		$375		$375		$11,513	$12,263
Total		$375		$375		$375		$11,513	$12,638

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of June 30, 2011, with fluctuating balances based on working capital requirements of the Company.

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

On May 17, 2010, the principal balances of the Notes plus accrued interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, on the Notes.

Warranty Liability
We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls.  Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of June 30, 2011 and December 31, 2010 was $1.0 million and $1.1 million, respectively.

Index

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than as described below.  Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of June 30, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011.  In the aggregate, as of June 30, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

On April 8, 2011, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 22.3% of the Senior Redeemable Preferred Stock with a carrying value of $2.3 million was redeemed for $2.1 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%, which was recorded in other income on the consolidated statements of operations.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

At June 30, 2011, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.    At December 31, 2010, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 1,188 shares and 1,664 shares for Series A-1 and Series A-2, respectively.

Index

At June 30, 2011 and December 30, 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.9 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $80,000 and $179,000 for the three and six months ended June 30, 2011, respectively, and $105,000 and $210,000 for the three and six months ended June 30, 2010, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the effective interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock.  The total number of shares issued and outstanding at June 30, 2011 and December 31, 2010 was 3,185,586. The Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP on the OTCQB marketplace.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from June 30, 2011.  This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

Index

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $74.9 million and $72.9 million as of June 30, 2011 and December 31, 2010, respectively, which was recorded as interest expense.

 In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, dividends totaling $1.1 million and $2.1 million each for the three and six months ended June 30, 2011 and 2010, respectively, were accrued and reported as interest expense in the respective periods.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

Index

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $106.7 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2011 and December 31, 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8.    Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three and six months ended June 30, 2011 and 2010, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.  Accordingly, we recorded approximately $1.0 million and $2.3 million income tax expense for the three and six months ended June 30, 2011, respectively.  We recorded approximately $0.8 million and $0.5 million income tax expense for the three and six months ended June 30, 2010, respectively.

We implemented the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $509,000 and $501,000 of unrecognized tax benefits required to be recorded as of June 30, 2011 and December 31, 2010, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2007 to 2010, has not been extended beyond applicable statute of limitations.

Index

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

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $21.4 million and $21.3 million as of June 30, 2011 and December 31, 2010, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of June 30, 2011, Costa Brava owns 12.7% of the outstanding Public Preferred Stock.

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

Index

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

On July 20, 2007, counsel for the Special Litigation Committee issued its final report, which found that the available evidence did not support the derivative claims, and there was no instance of bad faith, breach of fiduciary duty or self-interested action or inaction that would make it in the Company's best interests to support the derivative claims.  Further, Special Litigation Committee counsel recommended that the Company take all action necessary, appropriate and consistent with such findings.

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

Index

On March 3, 2008, the Plaintiffs and all the Defendants to the litigation entered into a Stipulation regarding the Third Amended Complaint.  All parties stipulated that the Third Amended Complaint alleges causes of action against the Company only and not against the individual defendants.  The parties stipulated that, for purposes of appellate preservation only, the Third Amended Complaint contained allegations concerning parties who, and causes of action which, had been dismissed by prior orders of the Court.  The parties further stipulated that all causes of action asserted against the individual defendants in the Third Amended Complaint, and Counts I, II, V, VI and VII of the Third Amended Complaint, were dismissed with prejudice in accordance with the Court's prior rulings.  The parties stipulated that the Plaintiffs were not seeking reconsideration of the Court's previous rulings concerning parties or causes of action that had been dismissed.

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

Index

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

Index

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

Index

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

Index

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

Subsequent Events
On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement (the “Agreement”) with IT Logistics Inc., an Alabama Corporation (“ITL”), and its sole stockholder.  The Agreement provides for the purchase of certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the Agreement, Telos is assuming certain liabilities of ITL, principally liabilities that accrue on or after July 1, 2011, under certain contracts assumed by Telos.

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011, (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrues interest at a rate of 6.0% per annum beginning November 1, 2012, and is payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest is due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” are satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.

ITL had been a Telos subcontractor for several years, utilized by our Secure Networks Solutions business line. The acquisition allows the Company to internally maintain the capacity for the work ITL performs, instead of subcontracting such work.  Major General John W. Maluda, who serves on the Company’s board of directors, served on the advisory board of ITL, and this relationship was disclosed to the Company’s board of directors before its consideration of the acquisition.  General Maluda did not have any financial stake in ITL and did not receive any benefit from the sale of its assets to Telos.

Index

Note 10.  Related Party Transactions

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $77,000 and $165,000 for the three and six months ended June 30, 2011, respectively, and $59,000 and $128,000 for the three and six months ended June 30, 2010, respectively.  Additionally, Mr. Wood owned 250,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of June 30, 2011.

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

Index

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

Backlog
Our total backlog was $594.2 million and $591.8 million at June 30, 2011 and 2010, respectively. Backlog was $632.2 million at December 31, 2010.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2011 and 2010 was $114.0 million and $86.8 million, respectively.  Funded backlog was $124.3 million at December 31, 2010.

Index

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2011 and 2010 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5	78.4	74.0	83.2
Selling, general, and administrative expenses	19.4	15.2	17.7	13.2

Operating income	8.1	6.4	8.3	3.6

Other income	0.6	----	0.3	----
Interest expense	(3.5)	(3.1)	(3.3)	(2.8)

Income before income taxes	5.2	3.3	5.3	0.8
Provision for income taxes	(2.3)	(1.7)	(2.6)	(0.4)
Net income	2.9	1.6	2.7	0.4
Less: Net income attributable to non-controlling interest	(1.0)	(0.8)	(0.6)	(0.2)
Net income attributable to Telos Corporation	1.9%	0.8%	2.1%	0.2%

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenue decreased by 14.6% to $41.1 million for the second quarter of 2011, from $48.2 million for the same period in 2010. Such decrease consists of decreased sales of $3.9 million of Information Assurance solutions , $1.8 million of Secure Network solutions, $1.3 million of Identity Management solutions and $0.1 million of Secure Communications solutions.    Product revenue decreased to $7.9 million for the second quarter of 2011 from $16.8 million for the same period in 2010, primarily attributable to decreases in sales of $6.4 million of Secure Networks solutions due to decreased sales of resold products under the U.S. Army ADMC-2 contract, $1.6 million in sales of Information Assurance solutions, and $1.0 million of Identity Management solutions.  Services revenue increased to $33.2 million for the second quarter of 2011 from $31.3 million for the same period in 2010, primarily attributable to an increase in sales of $4.6 million of Secure Networks solutions, offset by decreases in sales of $2.3 million of Information Assurance solutions, $0.3 million of Identity Management solutions, and $0.1 million of Secure Communications solutions.  The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Index

Cost of sales decreased by 21.0% to $29.8 million for the second quarter of 2011 from $37.8 million for the same period in 2010, primarily due to decreases in revenue of $7.0 million, coupled with a decreased cost of sales as a percentage of revenue of 5.9%.  Cost of sales for products decreased by $7.8 million, and as a percentage of product revenue decreased by 3.1%, primarily due to the decrease in product revenue for resold products under the ADMC-2 contract. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales.  Cost of sales for services decreased by $0.1 million; and as a percentage of services revenue decreased by 4.5%, due to a change in the mix of the programs and nature of certain Telos-installed solutions in Secure Networks solutions, as well as reduced direct costs associated with outsourced product reselling under the ADMC-2 contract. The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 8.9% to $11.3 million for the second quarter of 2011 from $10.4 million for the same period in 2010.  Gross margin increased to 27.5% in the second quarter of 2011, from 21.6% for the same period in 2010.  Product gross margin increased to 18.1% from 15.0%, due primarily to a decrease in products revenue for resold products.  Services gross margin increased to 29.8% from 25.1%, due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense increased by 9.3% to $8.0 million for the second quarter of 2011, from $7.3 million for the same period in 2010, primarily attributable to increases of $0.2 million in legal fees, $0.1 million in trade show expenses, $0.1 million in labor costs and $0.1 million in bonuses.

Operating income increased 7.9% to $3.3 million for the second quarter of 2011, from $3.1 million for the same period in 2010, due primarily to the increase in gross profit resulting from a change in the mix of the solutions sold as noted above.

Interest expense decreased 4.5% to $1.4 million for the second quarter of 2011, from $1.5 million for the same period in 2010, primarily due to the reduction of interest expense resulting from the payoff of the senior subordinated notes in May 2010.

Provision for income taxes was $1.0 million for the second quarter of 2011, compared to $0.8 million for the same period in 2010, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation for the second quarter of 2011 was $0.8 million, compared to $0.4 million for the same period in 2010, primarily attributable to the increase in operating income as discussed above, and the gain on redemption of senior preferred stock.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenue decreased by 23.8% to $89.1 million for the six months ended June 30, 2011 from $117.0 million in the same period in 2010. Such decrease consists of decreased sales of $25.3 million of Secure Network solutions and $4.1 million in Information Assurance solutions, offset by increases in sales of $1.1 million in sales of Identity Management solutions and $0.4 million of Secure Communications solutions.   Product revenue decreased to $23.8 million for the six months ended June 30, 2011 from $49.4 million for the same period in 2010, primarily attributable to decreases in sales of $25.8 million of Secure Networks solutions due to continued emphasis on selling solutions and services while outsourcing product sales, $1.1 million of Information Assurance solutions, $0.1 million of Secure Communications solutions, offset by an increase in sales of $1.4 million of Identity Management solutions.  Services revenue decreased to $65.4 million for the six months ended June 30, 2011 from $67.6 million for the same period in 2010, primarily attributable to decreases in sales of $3.0 million of Information Assurance solutions, $0.3 of Identity Management solutions, offset by an increase in sales of $0.6 million of Secure Communications solutions and $0.5 million of Secure Network solutions.

Index

Cost of sales decreased by 32.3% to $65.9 million for the six months ended June 30, 2011 from $97.3 million for the same period in 2010, due primarily to the decrease in product sales in the Secure Networks solutions as discussed above.

Gross profit increased 18.1% to $23.2 million for the six months ended June 30, 2011 from $19.7 million compared to the same period in 2010, due primarily to the decrease in revenue from resold products.  Gross margin increased 18.1% to 26.0% for the six months ended June 30, 2011, from 16.8% in the same period in 2010.

Selling, general, and administrative expense increased 2.1% to $15.8 million for the six months ended June 30, 2011 from $15.5 million for the same period in 2010, primarily due to increases of $0.2 million in bonuses, $0.1 million of litigation-related expenses net of insurance reimbursements.

Operating income increased 77.2% to $7.4 million for the six months ended June 30, 2011, from $4.2 million for the same period in 2010, due primarily to the increase in gross profit as noted above.

Interest expense decreased 9.3% to $2.9 million for the six months ended June 30, 2011, from $3.2 million for the same period in 2010, primarily due to reduction of interest expense resulting from the payoff of the senior subordinated notes in May 2010.

Provision for income taxes was $2.3 million for the six months ended June 30, 2011, compared to $0.5 million for the six months ended June 30, 2010, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the six month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation for the six months ended June 30, 2011 was $1.9 million, compared to $0.2 million for the same period in 2010, primarily attributable to the increase in operating income, offset by an increase in provision for income taxes as discussed above.

Index

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

Cash provided by operating activities was $6.6 million for the six months ended June 30, 2011, compared to $4.6 million for the same period in 2010.  Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  Additionally, for the six months ended June 30, 2011, net income was $2.5 million compared to $0.5 million for the six months ended June 30, 2010.

Cash used in investing activities was approximately $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2011 was $6.2 million, primarily attributable to the redemption of $2.1 million of senior preferred stock, net repayments of $2.9 million to the Facility, and distributions of $0.6 million to the Class B Member of Telos ID.  Cash used in financing activities for the six months ended June 30, 2010 was $4.0 million, primarily attributable to the repayment of $4.2 million of senior subordinated notes.

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

Index

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million Facility with Wells Fargo.  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of June 30, 2011, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Notes (as defined below).

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

As of June 30, 2011, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of June 30, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.7 million, and the revolving component of the Facility mature over the period 2011 through 2014 and are classified as a noncurrent liability as of June 30, 2011.

At June 30, 2011, we had outstanding borrowings of $12.6 million on the Facility, which included the $7.1 million term loan, of which $0.4 million was due within one year.   At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was due within one year.  At June 30, 2011 and December 31, 2010, we had unused borrowing availability on the Facility of $12.7 million and $9.1 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.9% and 8.4% for the six months ended June 30, 2011 and 2010, respectively.  The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 7.2% and 10.3% for the six months ended June 30, 2011 and 2010, respectively.

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

Index

On May 17, 2010, the principal balances of the Notes plus accrued interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, on the Notes.

Redeemable Preferred Stock

 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  Each class carries cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $114.8 million and $115.0 million at June 30, 2011 and December 31, 2010, respectively.  We recorded dividends of $1.0 million and $2.1 million for the three and six months ended June 30, 2011, respectively; and $1.1 million and $2.1 million for the three and six months ended June 30, 2010, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than as described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of June 30, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011.  In the aggregate, as of June 30, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

Index

On April 8, 2011, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 22.3% of the Senior Redeemable Preferred Stock with a carrying value of $2.3 million was redeemed for $2.1 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%, which was recorded in other income on the consolidated statements of operations.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

At June 30, 2011, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.    At December 31, 2010, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 1,188 shares and 1,664 shares for Series A-1 and Series A-2, respectively.

At June 30, 2011 and December 31, 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.9 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $80,000 and $179,000 for the three and six months ended June 30, 2011, respectively, and $105,000 and $210,000 for the three and six months ended June 30, 2010, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Redemption Provisions
Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of June 30, 2011 and December 31, 2010.

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

Index

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

Dividend Provisions
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $74.9 million and $72.9 million as of June 30, 2011 and December 31, 2010, respectively, which was recorded as interest expense.

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

Index

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $106.7 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2011 and December 31, 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity
Our working capital was $21.4 million and $21.3 million as of June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, we had outstanding debt and long-term obligations of $132.6 million, consisting of $12.3 million under the Facility, $5.5 million in capital lease obligations and $114.8 million in redeemable preferred stock classified as liability pursuant to ASC 480-10.

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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
  We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of June 30, 2011, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.9% and 8.4% for the six months ended June, 2011 and 2010, respectively.  The Facility had an outstanding balance of $12.6 million at June 30, 2011.

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

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.   Legal Proceedings
 Information regarding legal proceedings may be found in Note 9 – Commitments, Contingencies and Subsequent Events to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There were no material changes in the second quarter of 2011 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index

Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At June 30, 2011, total undeclared unpaid dividends accrued for financial reporting purposes are $5.9 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of June 30, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011.  In the aggregate, as of June 30, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% of the outstanding shares and accrued dividends outstanding on October 31, 2005.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $74.9 million and $72.9 million in cash dividends as of June 30, 2011 and December 31, 2010, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of June 30, 2011 and December 31, 2010.

Index

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

2
Asset Purchase Agreement, dated as of July 1, 2011, by and among Telos Corporation, IT Logistics, Inc. and Tim Wilbanks, filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011, is incorporated herein by reference.

4
Subordinated Non-Transferrable Promissory Note, dated July 1, 2011, issued to IT Logistics, Inc. by Telos Corporation in the principal amount of $15 million, filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2011, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer