Form 10-Q
period 2011-09-30
TELOS CORP
filed 2011-11-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

As of November 7, 2011, the registrant had outstanding 35,906,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Revenue
Products	$24,335	$29,064	$48,100	$78,458
Services	28,647	28,566	94,004	96,176
	52,982	57,630	142,104	174,634
Costs and expenses
Cost of sales - Products	17,906	21,877	36,863	65,534
Cost of sales - Services	23,379	20,495	70,324	74,186
	41,285	42,372	107,187	139,720
Selling, general and administrative expenses	9,035	8,708	24,840	24,181

Operating income	2,662	6,550	10,077	10,733
Other income (expense)
Other income	40	110	320	150
Interest expense	(1,655)	(1,505)	(4,575)	(4,725)

Income before income taxes	1,047	5,155	5,822	6,158
Income tax benefit (provision) (Note 8)	137	(3,060)	(2,170)	(3,557)

Net income	1,184	2,095	3,652	2,601

Less: Net income attributable to non-controlling interest (Note 2)	(1,100)	(459)	(1,672)	(747)

Net income attributable to Telos Corporation	$84	$1,636	$1,980	$1,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets (Note 6)
Cash and cash equivalents	$162	$116
Accounts receivable, net of reserve of $343 and $358, respectively	42,927	54,085
Inventories, net of obsolescence reserve of $287 and $319, respectively	19,466	7,309
Deferred program expenses	2,457	2,658
Other current assets	3,031	2,878

Total current assets (Note 6)	68,043	67,046

Property and equipment, net of accumulated depreciation of $20,602 and $19,950, respectively	5,107	5,742
Deferred income taxes, long-term	1,665	1,665
Goodwill	15,058	----
Other intangible assets	10,722	----
Other assets	302	351

Total assets (Note 6)	$100,897	$74,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2011 (Unaudited)	December 31, 2010
LIABILITIES, REDEEMABLE PREFERRED STOCK,
NON-CONTROLLING INTEREST AND STOCKHOLDERS’
DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$33,935	$28,933
Accrued compensation and benefits	7,023	6,880
Deferred revenue	5,680	4,386
Deferred income taxes	275	434
Senior credit facility – short-term (Note 6)	375	375
Notes payable – short-term (Note 6)	5,561	----
Capital lease obligations – short-term	1,006	945
Other current liabilities	2,896	3,832

Total current liabilities	56,751	45,785

Senior revolving credit facility (Note 6)	14,299	13,786
Notes payable (Note 6)	11,892	----
Capital lease obligations	5,217	5,950
Senior redeemable preferred stock (Note 7)	8,148	10,190
Public preferred stock (Note 7)	107,673	104,806
Other liabilities	112	83

Total liabilities	204,092	180,600

Commitments and contingencies (Note 9)	----	----

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive loss	(56)	(26)
Accumulated deficit	(104,425)	(106,405)

Total Telos stockholders’ deficit	(104,300)	(106,250)

Non-controlling interest in subsidiary (Note 2)	1,105	454

Total stockholders’ deficit	(103,195)	(105,796)

Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$100,897	$74,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$3,652		$2,601
Adjustments to reconcile net income to cash provided by operating activities:
Gain on redemption of senior preferred stock	(230)		(92)
Dividends of preferred stock as interest expense	3,125		3,183
Accretion of note payable	163		----
Depreciation and amortization	1,731		1,233
Amortization of debt issuance costs	54		97
Deferred income tax benefit	(159)		----
Other noncash items	58		74
Changes in other operating assets and liabilities	2,683		(4,979)
Cash provided by operating activities	11,077		2,117

Investing activities:
Acquisition of ITL (Note 11)	(8,000)		----
Purchases of property and equipment	(532)		(709)
Cash used in investing activities	(8,532)		(709)

Financing activities:
Proceeds from senior credit facility	187,915		183,105
Repayments of senior credit facility	(187,121)		(187,898)
Proceeds from term loan	----		7,500
Decrease in book overdrafts	2,134		1,889
Repayments of term loan	(281)		(94)
Repayments of note payable	(1,383)		----
Payments under capital lease obligations	(672)		(612)
Redemption of senior preferred stock	(2,070)		(430)
Payment of senior subordinated notes	----		(4,179)
Payment of debt issuance costs	----		(75)
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,021)		(612)
Cash used in financing activities	(2,499)		(1,406)
Effect of exchange rate changes on cash and cash equivalents	----		5

Increase in cash and cash equivalents	46		7
Cash and cash equivalents at beginning of period	116		78
Cash and cash equivalents at end of period	$162		$85

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,280		$1,732
Income taxes	$3,882		$1,135
Noncash:
Interest on redeemable preferred stock	$3,125		$3,183
Acquisition financed through issuance of notes payable	$18,673	$	----

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” that amends the accounting guidance on goodwill impairment testing. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Index

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

Index

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  Inventories also include spare parts which are utilized to support maintenance contracts.  Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or useful life. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory consisted of finished goods of $19.8 million and $7.5 million as of September 30, 2011 and December 31, 2010, respectively; and work-in-process of $0 and $0.1 million as of September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011 and December 31, 2010, we had $405,000 and $501,000, respectively, of unrecognized tax benefits, which would have an effect on the effective tax rate, if recognized.  Income taxes are provided based on the liability method for financial reporting purposes.   For the three and nine months ended September 30, 2011, there were $20,000, and $27,000 of interest and penalties recorded and included in tax expense, respectively.  For the three and nine months ended September 30, 2010, there were $3,000, and $13,000 of interest and penalties recorded and included in tax expense, respectively.

The provision for income taxes in interim periods is computed by applying the estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.

Goodwill and other intangible assets
As the result of acquisitions, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation, and our estimates and assumptions may be subject to change. To date intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.

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

	September 30, 2011	December 31, 2010
Cumulative foreign currency translation adjustment	$(56)	$(26)
Accumulated other comprehensive loss	$(56)	$(26)

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by certain private equity investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profit or loss, which was $1.7 million, and $2.5 million for the three and nine months ended September 30, 2011, respectively, and $0.7 million and $1.1 million for the three and nine months ended September 30, 2010, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profit or loss, which was $1.1 million and $1.7 million profit for the three and nine months ended September 30, 2011, respectively, and $0.5 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest as defined by ASC 810, “Consolidation.”

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B membership unit for the initial eighteen month period after the sale of the Telos ID membership interests.  Further, subsequent to the initial eighteen month period, distributions were to be made to the members in the subsequent period only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  The Class B member received a total of $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-controlling interest, beginning of period	$410	$(293)	$454	$328
Net income	1,100	459	1,672	747
Distributions	(405)	(289)	(1,021)	(612)

Non-controlling interest, end of period	$1,105	$463	$1,105	$463

Index

Note 3.   Investment in Teloworks

           Effective January 1, 2008, Telos owns 100% of Teloworks.  As previously reported, we had recorded all fundings to Teloworks as expense in our consolidated statement of operations.  Effective January 1, 2009, we accounted for the investment in Teloworks using the consolidation method.

In 2008, Teloworks formed a wholly-owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but had not generated significant revenue, and in January 2011 operations were suspended.  We are currently evaluating the future direction of the business. The results of this entity have also been consolidated.

Note 4.   Investment in Enterworks

 As of September 30, 2011, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.2% of Enterworks.  Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks.  However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations.  We previously reduced the carrying value of our investment in Enterworks to zero.

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

As of September 30, 2011 and December 31, 2010, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

At September 30, 2011, as a result of the acquisition of IT Logistics, Inc. (see Note 11 – Acquisition of IT Logistics, Inc.), the outstanding balance of the $7 million note was $5.6 million.  Additionally, the $15 million subordinated promissory note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $11.9 million as of September 30, 2011.  The $15 million subordinated promissory note will be accreted to its face value over 60 months.

On September 27, 2010, 4.9% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $430,000 and subsequently on April 8, 2011, 22.3% of the Senior Redeemable Preferred Stock was redeemed for $2.1 million (see Note 7 – Redeemable Preferred Stock). As of September 30, 2011 and December 31, 2010, the carrying value of the Senior Redeemable Preferred Stock was $8.1 million and $10.2 million, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2010, adjusted for the redemption and accrual of dividends on the Senior Redeemable Preferred Stock.

As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $107.7 million and $104.8 million, respectively, and the estimated fair market value was $73.3 million and $66.9 million, respectively, based on quoted market prices.

Index

Note 6.    Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of September 30, 2011 and December 31, 2010, the accounts payable and other accrued payables consisted of $21.4 million and $22.6 million, respectively, in trade account payables and $12.5 million and $6.3 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2011, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Notes (as defined below).

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

As of September 30, 2011, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.5 million each for the three and nine months ended September 30, 2011 and 2010, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of September 30, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.7 million, and the revolving component of the Facility mature over the period 2011 through 2014 and are classified as a noncurrent liability as of September 30, 2011.

At September 30, 2011, we had outstanding borrowings of $14.7 million on the Facility, which included the $7.0 million term loan, of which $0.4 million was due within one year.   At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was due within one year.  At September 30, 2011 and December 31, 2010, we had unused borrowing availability on the Facility of $12.2 million and $9.1 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.6% and 7.4% for the nine months ended September 30, 2011 and 2010, respectively.

Index

The following are maturities of the Facility presented by year (in thousands):

	2011		2012		2013		2014		Total
Short-term:
Term loan		$375	$	----	$	----	$	----	$375	1
Long-term:
Term loan	$	----		$375		$375		$5,906	$6,656	1
Revolving credit		----		----		---		7,643	7,643	2

Subtotal	$	----		$375		$375		$13,549	$14,299

Total		$375		$375		$375		$13,549	$14,674

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of September 30, 2011, with fluctuating balances based on working capital requirements of the Company.

Notes payable – IT Logistics, Inc.

On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement (the “Agreement”) with IT Logistics Inc., an Alabama Corporation (“ITL”), and its sole stockholder.  The Agreement provides for the purchase of certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the Agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrue on or after July 1, 2011, under certain contracts assumed by Telos.

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

At September 30, 2011, the outstanding balance of the $7 million note was $5.6 million.  Additionally, the $15 million subordinated promissory note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $11.9 million as of September 30, 2011.  The $15 million subordinated promissory note will be accreted to its face value over 60 months.

Index

Senior Subordinated Notes
In 1995, we issued Senior Subordinated Notes (“Subordinated Notes”) to certain shareholders. Such Subordinated Notes are classified as either Series B or Series C. The Series B Subordinated Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Subordinated Notes were unsecured. The maturity date of such Subordinated Notes had been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year.  The Subordinated Notes could be prepaid at our option; however, the Subordinated Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

On May 17, 2010, the principal balances of the Subordinated Notes plus accrued interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, on the Subordinated Notes.

Warranty Liability
We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls.  Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of September 30, 2011 and December 31, 2010 was $1.0 million and $1.1 million, respectively.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than as described below.  Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011.  In the aggregate, as of September 30, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

At September 30, 2011, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.    At December 31, 2010, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 1,188 shares and 1,664 shares for Series A-1 and Series A-2, respectively.

Index

At September 30, 2011 and December 31, 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.9 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $79,000 and $258,000 for the three and nine months ended September 30, 2011, respectively, and $106,000 and $316,000 for the three and nine months ended September 30, 2010, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of 12% Cumulative Exchangeable Redeemable Preferred Stock (the “Public Preferred Stock”), par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the effective interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock.  The total number of shares issued and outstanding at September 30, 2011 and December 31, 2010 was 3,185,586. The Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP on the OTCQB marketplace.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2011.  This classification is consistent with ASC 210-10 and 470-10 and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $75.8 million and $72.9 million as of September 30, 2011 and December 31, 2010, respectively, which was recorded as interest expense.

 In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, dividends totaling $1.0 million and $3.1 million for the three and nine months ended September 30, 2011, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2010, respectively, were accrued and reported as interest expense in the respective periods.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

Index

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that its intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $107.7 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2011 and December 31, 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8.    Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three and nine months ended September 30, 2011 and 2010, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.  Accordingly, we recorded $0.1 million income tax benefit and $2.2 million income tax expense for the three and nine months ended September 30, 2011, respectively.  We recorded approximately $3.1 million and $3.6 million income tax expense for the three and nine months ended September 30, 2010, respectively.

We implemented the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $405,000 and $501,000 of unrecognized tax benefits required to be recorded as of September 30, 2011 and December 31, 2010, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2007 to 2010, has not been extended beyond applicable statute of limitations.

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

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $11.3 million and $21.3 million as of September 30, 2011 and December 31, 2010, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (“the Court”) against the Company, its directors, and certain of its officers. As of September 30, 2011, Costa Brava owns 12.7% of the outstanding Public Preferred Stock.

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

On April 12, 2010, regarding the Hamot et al. v. Telos matter, the Class D Directors filed a Motion for the Advancement of Legal Fees and Expenses.  The Class D Directors demand that the Company advance legal fees and expenses incurred in defending against the counterclaim brought by Telos.  The Class D Directors allege that since they were party to a lawsuit by reason of their service as Company board members, they should be indemnified.  The Class D Directors claim that Maryland law and the Company bylaws entitle them to indemnification. In the counterclaim filed by the Company on April 23, 2008, the Company sought a preliminary injunction to prevent further unlawful interference with the Company’s relationship with the former and current outside auditors, which eventually led to the resignation of the Company’s outside auditors at the time.  The Company was successful in obtaining a preliminary injunction against the Class D Directors.  On June 25, 2008, the Class D Directors filed an appeal to the preliminary injunction but that appeal was dismissed as moot on May 6, 2009.  On September 8, 2008, the Class D Directors submitted a letter through counsel demanding indemnification and reimbursement for expenses incurred related to the counterclaim.  On October 2, 2008, the Board of Directors determined that the Class D Directors were not entitled to advancement or indemnification.  That same day, the Company filed a second amended counterclaim, adding Count Seven which sought a declaratory judgment that as directors, the Plaintiffs were not entitled to advancement or indemnification of legal fees and expenses.

The Company filed its opposition brief on May 11, 2010 to the Plaintiffs’ Motion for Advancement of Legal Fees and Expenses.  The Company states that the Plaintiffs failed to meet the basic statutory requirements of the law in seeking indemnification.  The hearing on this matter took place on August 17, 2010.

Index

On November 3, 2011, the Court denied the Plaintiffs’ Motion for Advancement, as well as the Plaintiffs’ motion for partial summary judgment and request for fees.  The Court found that the Plaintiffs had not met the statutory standard of appropriate standard of conduct.  The Court stated:

It must be emphasized that a determination that an affirmation of good faith is insufficient is unusual, requiring a high degree of proof.  Given the purpose of advancement provisions, they should be construed liberally in favor of advancement, and such a construction weighs against an overly intrusive examination into whether an affirmation was made in good faith.  Furthermore, a court must take pains to avoid conducting an indemnification inquiry under the guise of an advancement determination.  Therefore, it is a rare case where the court could conclude that a lack of good faith precludes advancement.  This is such a rare case.  Under the particular circumstances of this case, the court concludes that the record demonstrates that Hamot and Siegel could not have entertained a good faith belief that they met the statutory standards for indemnification.

The Court noted that the Plaintiffs filed their motion 18 months after the conclusion of the Company’s Motion for Preliminary Injunction, “long after Telos rejected the demand for advancement and long after any other activity in the litigation.”  When the Plaintiffs sought reimbursement, it was for the expenses incurred in the unsuccessful defense of the preliminary injunction proceedings in which the court had concluded that they had been guilty of a breach of their duties as directors.  The opinion notes that Judge Matricciani explicitly stated that the Plaintiffs’ acts and omissions were committed in bad faith.  “These findings are inconsistent with the conclusion that Hamot and Siegel met the statutory standard for indemnification.”  Therefore, the Plaintiffs “could not entertain a good faith belief that they met the standard, at least insofar as they requested advancement of expenses for litigation of the preliminary injunction.”  In addition, the court stated that since the Plaintiffs were “seeking reimbursement for expenses relating to the proceedings that culminated in those findings, those findings must furnish the standard by which their good faith relief should be measured.  Their belief is inconsistent with those findings.”

However, the court refused to rule at this time as to whether the Plaintiffs were entitled to an advance for future expenses incurred related to the counterclaim.  In that case, the court stated that its analysis of the good faith affirmation will be different.  It would depend on the nature of the relief sought by the Company and the basis for the claims asserted.  Therefore, the court refused to determine at this time that the Plaintiffs were not entitled to advancement as a matter of law, and denied the Company’s motion for summary judgment on the matter.

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

Index

Note 10.  Related Party Transactions

The brother of our Chairman and CEO, Emmett Wood, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $77,000 and $242,000 for the three and nine months ended September 30, 2011, respectively, and $95,000 and $223,000 for the three and nine months ended September 30, 2010, respectively.  Additionally, Mr. Wood owned 250,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of September 30, 2011.

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

Index

Note 11.  Acquisition of IT Logistics, Inc.

On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement (the “Agreement”) with IT Logistics Inc., an Alabama Corporation (“ITL”), and its sole stockholder.  The Agreement provides for the purchase of certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the Agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrue on or after July 1, 2011, under certain contracts assumed by Telos.

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011 (“the Closing Date”), (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrues interest at a rate of 6.0% per annum beginning November 1, 2012, and is payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest is due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” are satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.

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

The Agreement and the complete terms of the notes are filed as exhibits to the Form 8-K filed by the Company on July 8, 2011.  Borrowings of $8.0 million were drawn from Telos’ Facility in order to finance the initial cash consideration.

The operating results of ITL have been included in the Company’s condensed consolidated financial statements as of the acquisition date of July 1, 2011.  The acquisition has been accounted for under the purchase method of accounting.  Under the purchase method of accounting, the total purchase price was allocated to ITL’s net tangible and intangible assets acquired based on their estimated fair values as of the Closing Date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. Telos has made a preliminary allocation of the estimated purchase price as follows (amounts in thousands):

Inventories, net	$221
Property and equipment, net	108
Goodwill	15,058
Other intangible assets	11,286
Total preliminary estimated purchase price allocation	$26,673

Of the total purchase price, a preliminary estimate of approximately $11.3 million has been allocated to amortizable intangible assets acquired and a preliminary estimate of approximately $0.3 million has been allocated to tangible net assets assumed in connection with the acquisition.

On a pro forma combined basis, the revenue effect of the ITL acquisition is immaterial as Telos was ITL’s primary revenue source prior to the acquisition.  On a pro forma combined basis, net income for the three months ended September 30, 2011 and 2010 was $1.2 million and $1.6 million, respectively.  On a pro forma combined basis, net income for the nine months ended September 30, 2011 and 2010 was $3.6 million and $3.6 million, respectively.

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

Backlog
Our total backlog was $636.8 million and $668.7 million at September 30, 2011 and 2010, respectively. Backlog was $632.2 million at December 31, 2010.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2011 and 2010 was $174.7 million and $152.1 million, respectively.  Funded backlog was $124.3 million at December 31, 2010.

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

The principal element of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2011 and 2010 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.9	73.5	75.4	80.0
Selling, general, and administrative expenses	17.1	15.1	17.5	13.8

Operating income	5.0	11.4	7.1	6.2

Other income	0.1	0.1	0.2	0.1
Interest expense	(3.1)	(2.6)	(3.2)	(2.7)

Income before income taxes	2.0	8.9	4.1	3.6
Income tax benefit (provision)	0.3	(5.3)	(1.5)	(2.0)
Net income	2.3	3.6	2.6	1.6
Less: Net income attributable to non-controlling interest	(2.1)	(0.8)	(1.2)	(0.5)

Net income attributable to Telos Corporation	0.2%	2.8%	1.4%	1.1%

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenue decreased by 8.1% to $53.0 million for the third quarter of 2011, from $57.6 million for the same period in 2010. Such decrease consists of decreased sales of $5.7 million of Secure Network solutions, $2.1 million of Information Assurance solutions, and $1.1million of Secure Communications solutions, offset by an increase in sales of $4.3 million of Identity Management solutions.    Product revenue decreased to $24.3 million for the third quarter of 2011 from $29.1 million for the same period in 2010, primarily attributable to decreases in sales of $7.7 million of Secure Networks solutions due to continued emphasis on selling solutions and services while outsourcing product sales, $1.0 million of Secure Communications solutions, and $0.5 million in sales of Information Assurance solutions, offset by an increase in sales of $4.4 million of Identity Management solutions.  Services revenue increased to $28.7 million for the third quarter of 2011 from $28.6 million for the same period in 2010, primarily attributable to an increase in sales of $2.0 million of Secure Networks solutions, offset by decreases in sales of $1.6 million of Information Assurance solutions, $0.2 million of Secure Communications solutions and $0.1 million of Identity Management solutions.  The change in product and services revenue varies from period to period as to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.

Index

Cost of sales decreased by 2.6% to $41.3 million for the third quarter of 2011 from $42.4 million for the same period in 2010, primarily due to a decrease in product revenue of $4.7 million.  Cost of sales for products decreased by $4.0 million, and as a percentage of product revenue decreased by 1.7%, primarily due to the decrease in product revenue for resold products. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales.  Cost of sales for services increased by $2.9 million and as a percentage of services revenue increased by 9.9%, due to $3.1 million of direct contract costs incurred on a Secure Networks contract that has been terminated.  The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 23.3% to $11.7 million for the third quarter of 2011 from $15.3 million for the same period in 2010.  Gross margin decreased to 22.1% in the third quarter of 2011, from 26.5% for the same period in 2010.  Product gross margin increased to 26.4% from 24.7%, due primarily to a decrease in products revenue for resold products.  Services gross margin decreased to 18.4% from 28.3%, due primarily to the Secure Networks contract termination noted above.

Selling, general, and administrative expense increased by 3.8% to $9.0 million for the third quarter of 2011, from $8.7 million for the same period in 2010, primarily attributable to an increase of $0.6 million due to amortization of other intangible assets, offset by a decrease of $0.3 million in bonuses.

Operating income decreased 59.4% to $2.7 million for the third quarter of 2011, from $6.6 million for the same period in 2010, due primarily to the decrease in gross profit due to the Secure Networks contract termination as noted above.

Interest expense increased 10.0% to $1.7 million for the third quarter of 2011, from $1.5 million for the same period in 2010, primarily due to the accretion of the notes payable related to the ITL acquisition.

Income tax benefit was $0.1 million for the third quarter of 2011, compared to $3.1 million income tax expense for the same period in 2010, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation for the third quarter of 2011 was $0.1 million, compared to net income of $1.6 million for the same period in 2010, primarily attributable to the decrease in operating income as discussed above.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenue decreased by 18.6% to $142.1 million for the nine months ended September, 2011 from $174.6 million in the same period in 2010. Such decrease consists of decreased sales of $31.0 million of Secure Network solutions, $6.2 million in Information Assurance solutions, and $0.7 million of Secure Communications solutions, offset by an increase in sales of $5.4 million in sales of Identity Management solutions.   Product revenue decreased to $48.1 million for the nine months ended September, 2011 from $78.5 million for the same period in 2010, primarily attributable to decreases in sales of $33.6 million of Secure Networks solutions due to continued emphasis on selling solutions and services while outsourcing product sales, $1.6 million of Information Assurance solutions, and $1.0 million of Secure Communications solutions, offset by an increase in sales of $5.8 million of Identity Management solutions.  Services revenue decreased to $94.0 million for the nine months ended September, 2011 from $96.2 million for the same period in 2010, primarily attributable to decreases in sales of $4.7 million of Information Assurance solutions and $0.4 million of Identity Management solutions, offset by increases in sales of $2.5 million of Secure Network solutions and $0.4 million of Secure Communications solutions.

Index

Cost of sales decreased by 23.3% to $107.2 million for the nine months ended September 30, 2011 from $139.7 million for the same period in 2010, due primarily to the decrease in product sales in the Secure Networks solutions as discussed above.

Gross profit was $34.9 million for the nine months ended September 30, 2011 and 2010.  Gross margin increased to 24.6% for the nine months ended September 30, 2011, from 20.0% in the same period in 2010, due primarily to the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables, with continued emphasis on selling solutions and services while outsourcing product sales.

Selling, general, and administrative expense increased 2.7% to $24.8 million for the nine months ended September 30, 2011 from $24.2 million for the same period in 2010, primarily due to increases of $0.6 million in amortization of other intangible assets, $0.3 in labor costs and $0.3 million in consulting fees, offset by $0.2 million of advertising, $0.2 million of travel costs, and $0.1 million of litigation-related expenses net of insurance reimbursements.

Operating income decreased 6.1% to $10.1 million for the nine months ended September 30, 2011, from $10.7 million for the same period in 2010, due primarily to the decrease in gross profit as noted above.

Interest expense decreased 3.2% to $4.6 million for the nine months ended September 30, 2011, from $4.7 million for the same period in 2010, primarily due to reduction of interest expense resulting from the payoff of the senior subordinated notes in May 2010.

Provision for income taxes was $2.2 million for the nine months ended September 30, 2011, compared to $3.6 million for the nine months ended September 30, 2010, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the nine month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation for the nine months ended September 30, 2011 was $2.0 million, compared to $1.9 million for the nine months ended September 30, 2010, primarily attributable to the reduction in income tax expense, offset by an increase in income attributable to non-controlling interest.

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

Cash provided by operating activities was $11.1 million for the nine months ended September 30, 2011, compared to $2.1 million for the same period in 2010.  Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  Additionally, for the nine months ended September 30, 2011, net income was $3.7 million compared to $2.6 million for the nine months ended September 30, 2010.

Cash used in investing activities was approximately $8.5 million for the nine months ended September 30, 2011, compared to $0.7 million for the same period in 2010, due to the acquisition of ITL in July 2011.

Cash used in financing activities for the nine months ended September 30, 2011 was $2.5 million, primarily attributable to the redemption of $2.1 million of the Company’s senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”), repayments of note payable of $1.4 million, distributions of $1.0 million to the Class B Member of Telos ID, payments under capital lease obligations of $0.7 million, and repayment of term loan of $0.3 million, offset by net proceeds of $2.9 million from the Facility.  Cash used in financing activities for the nine months ended September 30, 2010 was $1.4 million, primarily attributable to the repayment of $4.2 million of the Company’s senior subordinated notes, net repayment of $2.9 million of the Facility, distributions of $0.6 million to the Class B Member of Telos ID, redemption of $0.5 million of Senior Redeemable Preferred Stock, offset by net proceeds of $7.4 million from term loan.

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

Index

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2011, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Notes (as defined below).

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Subordinated Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Subordinated Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

As of September 30, 2011, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.5 million each for the three and nine months ended September 30, 2011 and 2010, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of September 30, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.7 million, and the revolving component of the Facility mature over the period 2011 through 2014 and are classified as a noncurrent liability as of September 30, 2011.

At September 30, 2011, we had outstanding borrowings of $14.7 million on the Facility, which included the $7.0 million term loan, of which $0.4 million was due within one year.   At December 31, 2010, we had outstanding borrowings of $14.2 million on the Facility, which included the $7.3 million term loan, of which $0.4 million was due within one year.  At September 30, 2011 and December 31, 2010, we had unused borrowing availability on the Facility of $12.2 million and $9.1 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.6% and 7.4% for the nine months ended September 30, 2011 and 2010, respectively.  The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 7.1% and 8.7% for the nine months ended September 30, 2011 and 2010, respectively.

Notes payable – IT Logistics, Inc.

On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement (the “Agreement”) with IT Logistics Inc., an Alabama Corporation (“ITL”), and its sole stockholder.  The Agreement provides for the purchase of certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the Agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrue on or after July 1, 2011, under certain contracts assumed by Telos.

Index

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

At September 30, 2011, the outstanding balance of the $7 million note was $5.6 million.  Additionally, the $15 million subordinated promissory note related to the acquisition of IT Logistics, Inc. was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $11.9 million as of September 30, 2011.  The $15 million subordinated promissory note will be accreted to its face value over 60 months.

Senior Subordinated Notes
In 1995, we issued Senior Subordinated Notes (“Subordinated Notes”) to certain shareholders. Such Subordinated Notes are classified as either Series B or Series C. The Series B Subordinated Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Subordinated Notes were unsecured. The maturity date of such Subordinated Notes had been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year.  The Subordinated Notes could be prepaid at our option; however, the Subordinated Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

On May 17, 2010, the principal balances of the Subordinated Notes plus accrued interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. We incurred interest expense in the amount of $0 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, on the Subordinated Notes.

Redeemable Preferred Stock

 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  Each class carries cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $115.8 million and $115.0 million at September 30, 2011 and December 31, 2010, respectively.  We recorded dividends of $1.0 million and $3.1 million for the three and nine months ended September 30, 2011, respectively; and $1.1 million and $3.2 million for the three and nine months ended September 30, 2010, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Index

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than as described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011.  In the aggregate, as of September 30, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

At September 30, 2011, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.    At December 31, 2010, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 1,188 shares and 1,664 shares for Series A-1 and Series A-2, respectively.

At September 30, 2011 and December 31, 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $5.9 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $79,000 and $258,000 for the three and nine months ended September 30, 2011, respectively, and $106,000 and $316,000 for the three and nine months ended September 30, 2010, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Index

Public Preferred Stock

Redemption Provisions
Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of September 30, 2011 and December 31, 2010.

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

Index

Dividend Provisions
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $75.8 million and $72.9 million as of September 30, 2011 and December 31, 2010, respectively, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $107.7 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2011 and December 31, 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity
Our working capital was $11.3 million and $21.3 million as of September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, we had outstanding debt and long-term obligations of $147.2 million, consisting of $14.3 million under the Facility, $5.2 million in capital lease obligations, $11.9 million note payable to ITL, and $115.8 million in redeemable preferred stock classified as liability pursuant to ASC 480-10.

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

Index

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of September 30, 2011, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.6% and 7.4% for the nine months ended September 30, 2011 and 2010, respectively.  The Facility had an outstanding balance of $14.7 million at September 30, 2011.

Item 4.    Controls and Procedures
 Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors
There were no material changes in the third quarter of 2011 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index

Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At September 30, 2011, total undeclared unpaid dividends accrued for financial reporting purposes are $5.9 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2011, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, will mature on December 31, 2011.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% will mature on December 31, 2011.  In the aggregate, as of September 30, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% of the outstanding shares and accrued dividends outstanding on October 31, 2005.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $75.8 million and $72.9 million in cash dividends as of September 30, 2011 and December 31, 2010, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of September 30, 2011 and December 31, 2010.

Index

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

2
Asset Purchase Agreement, dated as of July 1, 2011, by and among Telos Corporation, IT Logistics, Inc. and Tim Wilbanks  (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K report on July 8, 2011)

4
Subordinated Non-Transferrable Promissory Note, dated July 1, 2011, issued to IT Logistics, Inc. by Telos Corporation in the principal amount of $15 million (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K report on July 8, 2011)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*   filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form    10-Q shall be deemed to be “furnished” and not “filed”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer