Form 10-K
period 2011-12-31
TELOS CORP
filed 2012-03-30
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011:  Not applicable

As of March 23, 2012, the registrant had outstanding 35,908,961 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.
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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved.  The Company cautions you that a number of important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements, including without limitation the risks described under the caption “Risk Factors” in this Annual Report on Form 10-K.  You are cautioned not to place undue reliance on the Company’s forward-looking statements.

PART I

Item 1.    Business

Overview

Telos is an information technology leader focused on designing and providing advanced technologies to deliver solutions that empower and protect the world’s most demanding enterprises. We empower our customers with secure solutions that leverage mobile communication and real-time collaboration.  We protect vital assets that include the critical operational and tactical systems of our customers so that they can safely conduct their global missions. Our customer base consists primarily of military, intelligence and civilian agencies of the federal government and NATO allies around the world.

We generate approximately 88.8% of our revenues by delivering these solutions at a fixed price to our customers.  This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers.  We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

While we were incorporated in 1971, we liquidated and/or sold our original businesses and refocused on delivering secure solutions beginning in 1997.  Our Company includes Telos Corporation, Xacta Corporation, Teloworks, Inc. and a 60% interest in Telos Identity Management Solutions, LLC (“Telos ID”, formerly “TIMS LLC”).  In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”), see Note 15 – Acquisition of IT Logistics, Inc.

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

Achieving Regulatory Compliance. From embedding the latest security standards in our information assurance software, to complying with network security requirements on a particular military base, our solutions give our customers the confidence in their ability to meet established security regulations.

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

Selected Examples of How We Accomplish Our Mission

We protect and enhance the communications of our customers through the development and delivery of our Telos Secure Information eXchange (T-6) platform for unified communication and collaboration.  T-6 includes Telos Automated Message Handling System (“AMHS”), which has been adopted by the Department of Defense to carry all official message traffic and is implemented throughout all branches of the military, the intelligence community and other critical civilian agencies. AMHS is also used by U.S. Central Command to meet its critical organization and communications requirements in the CENTCOM Theater of Operations including Iraq and Afghanistan.

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software (“Xacta”). Our Xacta solution is the dominant provider of continuous certification and is used throughout the Department of Defense, intelligence communities and civilian government.  To date, we have performed over 4,000 certifications and our product has been adopted as the risk management framework for numerous enterprises.

We protect and extend the networks of our customers by developing and delivering over 40,000 high speed, long range, secure tactical wireless network modules providing last mile connectivity between our warfighters around the world and the U.S. Army logistics networks. We also empower our customers with advanced applications that leverage mobile devices and multi-user, multi-touch interfaces to put mission-critical information literally at users’ fingertips.

Through an exclusive subcontractor relationship with Telos ID, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities.  Among these programs is the premier federal identity application, which has issued almost 27,000,000 smart card based secure credentials for active and retired military, military dependents and contractors.  Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters.  This system has captured over 300,000,000 scans with more than 156,000 deployed contractors.

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

Our IT solutions consist of the following:

•
Secure Networks – Secure wired and wireless network solutions for Department of Defense (“DoD”) and other federal agencies.  We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions.

•
Information Assurance – Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide.  We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•
Secure Communications – The next-generation messaging solutions supporting warfighters throughout the world.  Telos Secure Information eXchange (T-6) and the AMHS platform offer secure, automated, Web-based capabilities for distributing and managing enterprise messages formatted for the Defense Messaging System as well as collaborating in real-time through video, text, whiteboarding, and document sharing.

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

•
Architecture:  The nature of our customers’ missions requires our solutions to be highly secure and scalable.  Aside from architecting our solutions with these core objectives in mind, we also employ open standards and technologies that afford a high degree of flexibility and interoperability needed to support web-based and netcentric operations.

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

Patents, Trademarks, Trade Secrets and Licenses

We have made it a practice of obtaining patent and/or copyright protection on our products and processes where possible.   We own a number of patents and copyrights, which we believe to be of material importance to the Company.  Our patents and copyrights extend for varying periods of time based on the date of application or registration.  Generally, registered copyright protection continues for a term of at least 70 years. Trademark and service mark protection for registered marks generally continues for as long as the marks are used.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACS”) which are generally firm fixed-priced or time-and-materials contracts.   For 2011, 2010, and 2009, the Company’s revenue derived from firm fixed-price was 88.8%, 82.8%, and 84.5%, respectively, and time-and-material contracts was 11.2%, 17.2%, and 15.5%, respectively.

We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Our revenues are generated from a number of contract vehicles and task orders.  Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions and services provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and services and outsourcing product sales, as well as designing and delivering Telos manufactured technology products.  In general, we believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts.

Our  IT solutions primarily involve the design and integration of commercial off-the-shelf IT products into integrated solutions deliverables. Such equipment is generally available from several sources, although several factors including technical specifications, proprietary or brand-specific equipment requirements, or contractual channel agreements may limit the availability of sourcing options. We utilize more than 300 vendors as direct materials suppliers, subcontractors, and service providers. The vendors utilized in any given measurement period vary based on the mix and the timing of the solutions delivered, but typically our contracts with a smaller subset that comprises the majority of the direct cost of sales on an annual basis. Therefore, while a smaller subset of suppliers, subcontractors, and service providers may be employed to deliver the majority of the revenue for a particular period, were there to be an unforeseen disruption to one of these vendors, the delay would likely be short-term in nature due to the existence of alternate sourcing options.

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Revenue by customer sector for the last three fiscal years is as follows:

	2011		2010		2009
			(dollar amounts in thousands)

Federal	$188,162	99.1%	$220,017	97.4%	$271,862	98.6%
Commercial	1,726	0.9%	5,780	2.6%	3,819	1.4%

Total	$189,888	100.0%	$225,797	100.0%	$275,681	100.0%

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

Our People and Culture

As of December 31, 2011, we employed 626 people, which includes 57 from Teloworks, and 66 from Telos ID.  Of our employees, 407 hold security clearances of secret or higher.

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

Always with integrity, at Telos we:

Build trusted relationships,
Work hard together,
Design and deliver superior solutions, and
Have fun doing it.

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

Competition

We operate in a highly competitive marketplace.  There are other companies that provide solutions similar to ours.  Although these companies provide offerings that overlap with some of our solutions, we are not aware of any single company that provides competitive solutions in all of the areas where we compete.  The companies that our solution areas compete with range from integrators that provide products and services such as Booz Allen Hamilton, General Dynamics, Lockheed Martin, Northrop Grumman, SAIC and Daon, to more software-specific organizations such as Agiliance and RSA Archer.

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

At December 31, 2011 and 2010, we had total backlog from existing contracts of approximately $609.6 million and $632.2 million, respectively.  Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2011 and 2010 was $124.2 million and $124.3 million, respectively.

While backlog remains a measurement consideration, in recent years we, as well as other U.S. Government contractors, experienced a material change in the manner in which the U.S. Government procures equipment and services.  These procurement changes include the growth in the use of General Services Administration ("GSA") schedules which authorize agencies of the U.S. Government to purchase significant amounts of equipment and services.  The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees.  Such contracts generally require extensive marketing efforts by the multiple awardees to procure such business.  The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that we continue to aggressively pursue.

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

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID which space serves as Telos ID’s corporate headquarters.  This sublease will expire on December 31, 2012.

We lease additional office space in 7 separate facilities located in Alabama, California, Colorado, Maryland, Mississippi, and New Jersey under various leases expiring through July of 2016.

We believe that the current space is substantially adequate to meet our operating requirements.

Item 3.    Legal Proceedings

Information regarding legal proceedings may be found in Note 14 – Commitments, Contingencies and Subsequent Events to the Consolidated Financial Statements.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 1, 2012, there were 199 holders of our Class A Common Stock and 10 holders of our Class B Common Stock.  We have not paid dividends on either class of our Common Stock during the last two fiscal years.  For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 7 – Current Liabilities and Debt Obligations to the Consolidated Financial Statements.

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

As of December 31, 2011, there were 35,906,461 Class A Common shares issued and outstanding, and the number of remaining shares available for issuance under the 2008 Plan was 264,741.

Item 6.    Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,

	2011	2010	2009	2008	2007
	(amounts in thousands)
Sales	$189,888	$225,797	$275,681	$217,067	$226,585
Operating income	12,687	15,006	13,713	14,613	9,353
Income before income taxes	6,741	8,952	6,572	7,103	6,936
Net income attributable to Telos Corporation	1,454	3,047	1,277	10,688	5,546

FINANCIAL CONDITION

	As of December 31,

	2011	2010	2009	2008	2007
	(amounts in thousands)
Total assets	$89,837	$74,804	$104,927	$62,701	$67,456
Senior credit facility, long-term (1)	17,501	13,786	9,198	12,162	12,849
Senior subordinated debt (1)	----	----	4,179	4,179	5,179
Note payable (1)	12,056	----	----	----	----
Capital lease obligations, long-term (2)	4,948	5,950	6,896	7,559	8,129
Senior redeemable preferred stock (3)	8,227	10,190	10,294	9,871	9,447
Public preferred stock (3)	108,628	104,806	100,983	97,160	92,837

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

(3)      See Note 8 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions.  Our IT solutions consist of the following:

•
Secure Networks – Secure wired and wireless network solutions for DoD and other federal agencies.  We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions.  In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”) and incorporated such assets into our Secure Networks business solutions.

•
Information Assurance – Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide.  We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•
Secure Communications (formerly Secure Messaging)  – The next-generation messaging solution supporting warfighters throughout the world.  Telos Secure Information eXchange (T-6) and the AMHS platform offer secure, automated, Web-based capabilities for distributing and managing enterprise messages formatted for the Defense Messaging System as well as collaborating in real-time through video, text, whiteboarding, and document sharing.

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

Revenues are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605-10-S99.  We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables.”

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable.  Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”).  VSOE is defined by ASC 985-605, “Software Revenue Recognition,” and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority.  When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method.  If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered.  PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

We may use subcontractors and suppliers in the course of performing on contracts.  Some of these arrangements may fall within the scope of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

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

Information Assurance  – We provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, as fully discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Goodwill and other intangible assets
We evaluate the impairment of goodwill and intangible assets in accordance with ASC No. 350, “Goodwill and Intangible Assets,”  which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis.  Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete goodwill impairment tests at least annually as of September 30 each year.   We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.   If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

To date intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense for 2011 was $1.1 million and will be approximately $2.3 million per year for the next 5 years. Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2011, no impairment charges were taken.

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

Results of Operations
We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Our revenues are generated from a number of contract vehicles and task orders.  Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions and services provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and services and outsourcing product sales, as well as designing and delivering Telos manufactured technology products.  In general, we believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts.  Our firm fixed-price contracts consist principally of contracts for the purchase of computer equipment at established contract prices or contracts for certification and accreditation services offerings.  Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2011, 2010, and 2009, the Company’s revenue derived from firm fixed-price was 88.8%, 82.8%, and 84.5%, respectively, and time-and-material contracts was 11.2%, 17.2%, and 15.5%, respectively.

We provide different solutions and revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is a GWAC-like IDIQ contract, therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The NETCENTS contract was awarded in 2004 and has been modified 30 times since that time, including numerous modifications to extend the period of performance. The contract itself does not award any revenue and it states that the contract is for an indefinite delivery and indefinite quantity. While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have has also been awarded other IDIQ/GWACs, including blanket purchase agreements under our GSA schedule.

Statement of Operations Data
The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,

	2011		2010		2009
	(dollar amounts in thousands)

Revenue	$189,888	100.0%	$225,797	100.0%	$275,681	100.0%
Cost of sales	142,345	74.9	178,497	79.1	230,108	83.4
Selling, general and administrative expenses	34,856	18.4	32,294	14.3	31,860	11.6

Operating income	12,687	6.7	15,006	6.6	13,713	5.0

Other income (expenses):
Non-operating income	319	0.2	174	0.1	85	----
Interest expense	(6,265)	(3.3)	(6,228)	(2.8)	(7,226)	(2.6)

Income before income taxes	6,741	3.6	8,952	3.9	6,572	2.4

Provision for income taxes	(3,238)	(1.7)	(4,708)	(2.1)	(4,263)	(1.5)
Net income	3,503	1.9	4,244	1.8	2,309	0.9

Less: Net income attributable to non-controlling interest	(2,049)	(1.1)	(1,197)	(0.5)	(1,032)	(0.4)

Net income attributable to Telos Corporation	$1,454	0.8%	$3,047	1.3%	$1,277	0.5%

Results of Operations

Years ended December 31, 2011, 2010 and 2009
Revenue.  Revenue decreased by 15.9% to $189.9 million for 2011 from $225.8 million for 2010.  Such decrease is primarily attributable to decreased sales of Secured Networks solutions from the U.S. Air Force NETCENTS and U.S. Army ADMC-2 contracts, decreased sales of Secure Communications solutions, offset by an increase in sales of Identity Management solutions.  Services revenue increased by 1.7% to $125.0 million for 2011 from $122.9 million for 2010, primarily attributable to increases in revenue of $8.9 million for Secure Networks solutions, including an increase of $2.1 million in net agency revenue which is a direct result of continued emphasis on selling solutions and services while outsourcing product sales, $0.3 million of Secure Communications solutions, offset by decreases in sales of $6.8 million of Information Assurance solutions, and $0.3 million of Identity Management solutions.  Product revenue for 2011 decreased by 36.9% to $64.9 million from $102.9 million for 2010, attributable to a decrease in sales of $43.1 million of Secured Networks solutions primarily due to a continued emphasis on selling solutions and services while outsourcing product sales in keeping with our focus as described above,  and a decrease in sales of Telos manufactured technology solutions, as well as decreases in sales of $2.1 million of Information Assurance solutions, and $1.1 million of Secure Communications solutions, offset by an increase in sales of Identity Management solutions of $8.3 million.

Revenue decreased by 18.1% to $225.8 million for 2010 from $275.7 million for 2009.  Such decrease is primarily attributable to decreased sales of Secured Networks solutions from the U.S. Air Force NETCENTS contract, offset by an increase in sales of Secure Communications solutions.  Services revenue increased by 8.9% to $122.9 million for 2010 from $112.8 million for 2009, primarily attributable to increases in revenue of $7.9 million for Secure Networks solutions, including an increase of $3.8 million in net agency revenue which is a direct result of continued emphasis on selling solutions and services while outsourcing product sales, $4.0 million of Secure Communications solutions, and $0.3 million of Identity Management solutions, offset by a decrease in sales of $2.1 million of Information Assurance solutions.  Product revenue for 2010 decreased by 36.8% to $102.9 million from $162.9 million for 2009, attributable to a decrease in sales of $57.1 million of Secured Networks solutions primarily due to decreased sales of Telos manufactured technology solutions under the NETCENTS contract and resold products under the  NETCENTS and U.S. Army ADMC-2 contracts, a decrease in sales of $3.8 million of Identity Management solutions, offset by an increase in sales of Information Assurance solutions of $0.8 million, and an increase of $2.1 million in sales of proprietary software.

Cost of sales.  Cost of sales decreased by 20.3% to $142.3 million for 2011 from $178.5 million for 2010 as a result of decreases in revenue, primarily product revenue from Telos manufactured technology solutions and resold products under NETCENTS and ADMC-2. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales. Cost of sales decreased by 22.4% to $178.5 million for 2010 from $230.1 million for 2009 as a result of decreases in revenue, primarily product revenue from Telos manufactured technology solutions and resold products under NETCENTS and ADMC-2. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales.

Gross profit.  Gross profit increased by 0.6% to $47.6 million for 2011 from $47.3 million for 2010.  Gross margin increased 4.2% to 25.1% for 2011 from 20.9% for 2010, due to various changes in the mix of contracts in all business lines, primarily solutions delivery in Secure Networks and Identity Management business lines and continued emphasis on selling solutions while outsourcing product sales.  Gross profit increased by 3.8% to $47.3 million for 2010 from $45.6 million for 2009.  Gross margin increased 4.3% to 20.9% for 2010 from 16.6% for 2009, primarily due to a combination of factors in various business lines, including increases in proprietary software sales, an adjustment to warranty liability in 2010, recognition of an estimated loss on a contract in 2009 which was not repeated in 2010, various changes in the mix of contracts in all business lines, and continued emphasis on selling solutions while outsourcing product sales.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses increased 7.9% to $34.9 million for 2011 from $32.3 million for 2010.  Such increase is primarily attributable to increases in the amortization of intangible assets of $1.1 million, bonuses of $0.6 million, labor and other costs of $0.4 million, and consulting fees of $0.5 million.

Selling, general, and administrative expenses increased 1.4% to $32.3 million for 2010 from $31.9 million for 2009.  Such increase is primarily attributable to increases in bonuses of $0.9 million, labor and other costs of $0.6 million, offset by decreases in outside services of $0.7 million, legal costs of $0.1 million, and trade show expenses of $0.2 million.

Interest expense.  Interest expenses increased 0.6% to $6.3 million for 2011 from $6.2 million for 2010, primarily due to an increase in interest expense due to accretion on notes payable to ITL as a result of the ITL acquisition, offset by a reduction of interest expense due to the partial redemption of the senior redeemable preferred stock and the pay off of the subordinated debt in May 2010.  Interest expenses decreased 13.8% to $6.2 million for 2010 from $7.2 million for 2009, primarily due to a decrease in the applicable interest rate on the Facility, and the pay off of the subordinated debt in May 2010.  Components of interest expense are as follows:

	December 31,

	2011	2010	2009
	(amounts in thousands)
Commercial and subordinated note interest incurred	$1,745	$1,987	$2,980
Preferred stock interest accrued	4,159	4,241	4,246
ITL note accretion	361	----	----

Total	$6,265	$6,228	$7,226

Provision for income taxes.  Provision for income taxes decreased 31.2% to $3.2 million for 2011 from $4.7 million for 2010, primarily due to a decrease in pretax income.  Provision for income taxes increased 10.4% to $4.7 million for 2010 from $4.3 million for 2009, primarily due to an increase in operating income and the utilization of all alternative minimum tax credit carryforwards for federal tax purposes.  Provision for income taxes for 2009 was $4.3 million, primarily due to the utilization of principally all net operating loss carryforwards for federal tax purposes, and state income tax liabilities.

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

Cash provided by operating activities was $14.9 million for the year ended December 31, 2011, compared to cash provided by operating activities of $3.1 million for 2010.  Cash provided by or used in operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  In 2011, net income was $3.5 million, which included $1.1 million of amortization of intangible assets resulting from the ITL acquisition.  In 2010, net income was $4.2 million, which included $1.5 million of deferred income tax provision primarily resulting from the realization of alternative minimum tax credit.  In 2009, net income was $2.3 million, which included $3.3 million of deferred income tax provision primarily as a result of the realization of net operating loss carryforward.

Cash used in investing activities for the year ended December 31, 2011 was $8.6 million, which primarily consisted of the $8.0 million initial payment for the acquisition of ITL, and the purchase of $0.6 million of property and equipment.  Cash used in investing activities for the year ended December 31, 2010 was $0.7 million, which consisted of the purchases of property and equipment.  Cash used in investing activities for the year ended December 31, 2009 was $1.0 million, which consisted of the purchase of $1.1 million of property and equipment, offset by the maturity of restricted investments of $0.1 million.

Cash used in financing activities for year ended December 31, 2011 was $6.2 million, compared to $2.4 million for 2010, and $3.8 million for 2009.  The financing activities in 2011 consisted primarily of net proceeds of $2.8 million from the Facility, payment of $3.5 million of ITL notes, repayments of $0.9 million under capital leases,  repayments of a $0.4 million of term loan, distributions of $2.1 million to the Class B Member of Telos ID, and redemption of $2.1 million of senior preferred stock.    The financing activities in 2010 consisted primarily of net proceeds of $7.3 million from a term loan, payment of $4.2 million of senior subordinated notes, net repayments of $3.1 million to the Facility, repayments of $0.8 million under capital leases, distributions of $1.1 million to the Class B Member of Telos ID, and redemption of $0.4 million of senior preferred stock.   The financing activities in 2009 consisted primarily of net repayments of $1.6 million to the Facility, repayments of $0.7 million under capital leases, and distributions of $1.3 million to the Class B Member of Telos ID.

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

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million Facility with Wells Fargo.  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of December 31, 2011, we did not elect the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Subordinated Notes (as defined below).

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

As of December 31, 2011, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.7 million, $0.7 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of December 31, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheet.  The revolving component of the Facility and the remaining balance of the term loan, or $6.5 million, mature over the period 2011 through 2014.

At December 31, 2011, we had outstanding borrowings of $17.9 million on the Facility, which included the $6.9 million term loan, of which $0.4 million was short-term.   At December 31, 2010, the outstanding borrowings on the Facility were $14.2 million.  At December 31, 2011 and 2010, we had unused borrowing availability on the Facility of $5.3 million and $9.1 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.3% and 7.0% for the years ended December 31, 2011 and 2010, respectively.  The effective weighted average interest rates (including various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 6.6% and 7.8% for the years ended December 31, 2011 and 2010, respectively.

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

At December 31, 2011, the outstanding balance of the $7 million note was $3.5 million.  Additionally, the $15 million subordinated promissory note related to the acquisition of ITL was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.1 million as of December 31, 2011.  The $15 million subordinated promissory note will be accreted to its face value over 60 months, when we estimate repayment. We incurred interest expense in the amount of $12,000 on the $7 million note in 2011.

Senior Subordinated Notes
In 1995, we issued Senior Subordinated Notes (“Subordinated Notes”) to certain shareholders. Such Subordinated Notes were classified as either Series B or Series C. The Series B Subordinated Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Subordinated Notes were unsecured. The maturity date of such Subordinated Notes was December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year.  The Subordinated Notes could be prepaid at our  option; however, the Subordinated Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

On May 17, 2010, the principal balances of the Subordinated Notes plus accrued but unpaid interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. For the years ended December 31, 2011, 2010, and 2009, we incurred interest expense in the amount of $0, $0.2 million, and $0.6 million, respectively, on the Subordinated Notes.

Redeemable Preferred Stock
We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provide for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock has been fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $116.9 million and $115.0 million at December 31, 2011 and 2010, respectively.  We recorded dividends of $4.2 million each for the years ended December 31, 2011 and 2010, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2010, instruments held by Toxford Corporation, the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of December 31, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% matured on December 31, 2011.  In the aggregate, as of December 31, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at December 31, 2011 and 2010 was 923 shares and 1,188 shares for Series A-1, respectively; and 1,292 shares and 1,664 shares for Series A-2, respectively.

At December 31, 2011 and 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.0 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $337,000, $418,000 and $423,000 for the years ended December 31, 2011, 2010, and 2009, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Redemption Provisions
Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2011 and 2010.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2011.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semiannual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative.  Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $76.8 million as of December 31, 2011.  In 2011, we accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $108.6 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2011 and 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity
Our working capital was $15.2 million and $21.3 million as of December 31, 2011 and 2010, respectively.

At December 31, 2011, we had outstanding debt and long-term obligations of $151.5 million, consisting of $17.5 million under the Facility, $12.1 million notes payable to ITL, $4.9 million in capital lease obligations and $116.9 million in redeemable preferred stock, which is classified as a liability pursuant to ASC 480-10, and $0.1 million in other liabilities.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants in the Facility agreement.

Contractual Obligations
The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2011 (in thousands):

		Payments due by Period
	Total	2012	2013 - 2015	2016 - 2018	2019 and later

Capital lease obligations (1)	$8,810	$2,102	$6,193	$515	$	----
Senior revolving credit facility (2)	17,876	375	17,501	----		----
Note payable - short-term (3)(4)	3,504	3,504	----	----		----
Note payable - long-term (3)(5)	40,800	----	----	----		40,800
Operating lease obligations	1,484	534	827	123		----
	$72,474	$6,515	$24,521	$638		$40,800

Senior preferred stock (6)	$8,227
Public preferred stock (7)	108,628
	$116,855
Total	$189,329
(1) Includes interest expense:	$2,829	$1,068	$1,744	$17		----
(2)    Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments.   Interest expense for 2011 was $0.7 million.
(3)    See Note 15 – Acquisition of IT Logistics, Inc.
(4)    Amount represents the amount to be paid, including accrued interest through May 2012, based on contractual term of the agreement.
(5)    Amount represents the amount to be paid, including accrued interest through July 2041, based on contractual term of the agreement.
(6)     In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2011, and includes accrual of accumulated dividends of $6.0 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $313,000.
(7)     In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2011, and includes accrual of accumulated dividends and accretion of $102.3 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.7 million in 2011, $0.7 million in 2010, and $1.1 million in 2009.  We presently anticipate capital expenditures of approximately $1.9 million in 2012; however, there can be no assurance that this level of capital expenditures will occur.  We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2012.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of December 31, 2011, interest on the Facility is charged at 4.25%.  The effective average interest rates on the outstanding borrowings under the Facility in 2011 and 2010 were 6.3% and 7.0%, respectively.  The Facility had an outstanding balance of $17.9 million at December 31, 2011.

Item 8.    Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	25

Consolidated Balance Sheets as of December 31, 2011 and 2010	26 - 27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009	28 - 29

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2011, 2010, and 2009	30

Notes to Consolidated Financial Statements	31 – 56

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telos Corporation
Ashburn, Virginia

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Bethesda, Maryland
March 30, 2012

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,

	2011	2010	2009

Revenue (Note 6)
Services	$124,988	$122,902	$112,770
Products	64,900	102,895	162,911
	189,888	225,797	275,681
Costs and expenses
Cost of sales – Services	91,353	92,413	92,600
Cost of sales – Products	50,992	86,084	137,508
	142,345	178,497	230,108
Selling, general and administrative expenses	34,856	32,294	31,860

Operating income	12,687	15,006	13,713

Other income (expenses)
Non-operating income	319	174	85
Interest expense	(6,265)	(6,228)	(7,226)
Income before income taxes	6,741	8,952	6,572
Provision for income taxes (Note 10)	(3,238)	(4,708)	(4,263)

Net income	3,503	4,244	2,309

Less: Net income attributable to non-controlling interest (Note 2)	(2,049)	(1,197)	(1,032)

Net income attributable to Telos Corporation	$1,454	$3,047	$1,277

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,

	2011	2010
Current assets (Note 7)
Cash and cash equivalents	$220	$116
Accounts receivable, net of reserve of $375 and $358, respectively (Note 6)	36,946	54,085
Inventories, net of obsolescence reserve of $315 and $319, respectively	14,711	7,309
Deferred income taxes (Note 10)	423	----
Deferred program expenses	2,636	2,658
Other current assets	2,942	2,878

Total current assets	57,878	67,046

Property and equipment (Note 7)
Furniture and equipment	9,873	9,497
Leasehold improvements	1,903	1,833
Property and equipment under capital leases	14,065	14,362

	25,841	25,692
Accumulated depreciation and amortization	(20,994)	(19,950)

	4,847	5,742

Deferred income taxes, long-term (Note 10)	1,617	1,665
Goodwill (Note 15)	15,058	----
Other intangible assets (Note 15)	10,157	----
Other assets (Note 7)	280	351

Total assets	$89,837	$74,804

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,

	2011	2010
Current liabilities
Accounts payable and other accrued payables (Note 7)	$21,947	$28,933
Accrued compensation and benefits	8,091	6,880
Deferred revenue	4,387	4,386
Deferred income taxes (Note 10)	----	434
Senior credit facility – short-term (Note 7)	375	375
Notes payable – short-term (Note 7)	3,478	----
Capital lease obligations – short-term (Note 11)	1,033	945
Other current liabilities	3,396	3,832

Total current liabilities	42,707	45,785

Senior revolving credit facility (Note 7)	17,501	13,786
Notes payable (Note 7)	12,056	----
Capital lease obligations (Note 11)	4,948	5,950
Senior redeemable preferred stock (Note 8)	8,227	10,190
Public preferred stock (Note 8)	108,628	104,806
Other liabilities	124	83

Total liabilities	194,191	180,600

Commitments, contingencies and subsequent events (Notes 11 and 14)

Stockholders’ deficit (Note 9)
Telos stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 35,906,461 and 33,588,901shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	103	103
Accumulated other comprehensive income (loss)	35	(26)
Accumulated deficit	(104,951)	(106,405)

Total Telos stockholders’ deficit	(104,735)	(106,250)

Non-controlling interest in subsidiary (Note 2)	381	454

Total stockholders’ deficit	(104,354)	(105,796)

Total liabilities, redeemable preferred stock, and stockholders’ deficit	$89,837	$74,804

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,

	2011	2010	2009
Operating activities:
Net income	$3,503	$4,244	$2,309
Adjustments to reconcile net income to cash provided by operating activities:
Gain on redemption of senior preferred stock	(230)	(92)	----
Dividends of preferred stock as interest expense	4,159	4,241	4,246
Accretion of notes payable	361	----	----
Depreciation and amortization	2,728	1,625	1,472
Provision for inventory obsolescence	51	78	84
Provision (benefit) for doubtful accounts receivable	17	(3)	138
Amortization of debt issuance costs	71	102	106
Deferred income tax (benefit) provision	(809)	1,515	3,287
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	17,122	(1,380)	(13,022)
(Increase) decrease in inventories	(7,232)	25,225	(25,564)
Decrease (increase) in deferred program expenses	22	3,771	(4,961)
(Increase) decrease in other current assets and other assets	(64)	339	(2,363)
(Decrease) increase in accounts payable and other accrued payables	(5,677)	(32,103)	33,568
Increase (decrease) in accrued compensation and benefits	1,211	966	(1,094)
(Decrease) increase in deferred revenue	1	(4,454)	5,125
(Decrease) increase in other current liabilities	(334)	(952)	1,446

Cash provided by operating activities	14,900	3,122	4,777
Investing activities:
Acquisition of ITL (Note 15)	(8,000)	----	----
Purchases of property and equipment	(596)	(680)	(1,075)
Maturity of restricted investments	----	----	103

Cash used in investing activities	(8,596)	(680)	(972)
Financing activities:
Proceeds from senior credit facility	257,023	244,313	267,280
Repayments of senior credit facility	(252,933)	(246,662)	(270,244)
Proceeds from term loan	----	7,500	----
Repayments of term loan	(375)	(188)	----
(Decrease) increase in book overdrafts	(1,309)	(774)	1,321
Repayments of note payable	(3,500)	----	----
Payments under capital lease obligations	(914)	(833)	(692)
Redemption of senior preferred stock	(2,070)	(430)	----
Repayment of senior subordinated notes	----	(4,179)	----
Debt issuance costs	----	(85)	(150)
Distributions to Telos ID Class B membership unit – non-controlling interest	(2,122)	(1,071)	(1,267)

Cash used in financing activities	(6,200)	(2,409)	(3,752)
Effect of exchange rate changes on cash and cash equivalents	----	5	3

Increase in cash and cash equivalent	104	38	56
Cash and cash equivalents at beginning of the year	116	78	22

Cash and cash equivalents at end of year	$220	$116	$78

	Years Ended December 31,

	2011		2010		2009
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest		$1,727		$2,102		$2,983
Income taxes		$4,485		$3,140		$337

Noncash:
Interest on redeemable preferred stock		$4,159		$4,241		$4,246
Net assets of acquired company		$26,673	$	----	$	----
Acquisition financed through issuance of notes payable		$18,673	$	----	$	----
Financing of capital leases	$	----	$	---		$216

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid –in Capital	Accumulated Other Comprehen- sive Income		Accumulated Deficit	Non- Controlling Interest	Total Stockholders Deficit
Balance December 31, 2008	$65	$13	$103	$	----	$(110,729)	$563	$(109,985)

Net income for the year	----	----	----		----	1,277	1,032	2,309
Foreign currency translation income	----	----	----		17	----	----	17
Comprehensive income	----	----	----		17	1,277	1,032	2,326
Distributions	----	----	----		----	----	(1,267)	(1,267)

Balance December 31, 2009	$65	$13	$103		$17	$(109,452)	$328	$(108,926)
Net income for the year	----	----	----		----	3,047	1,197	4,244
Foreign currency translation loss	----	----	----		(43)	----	----	(43)
Comprehensive (loss) income	----	----	----		(43)	3,047	1,197	4,201
Distributions	----	----	----		----	----	(1,071)	(1,071)

Balance December 31, 2010	$65	$13	$103	$(26)	$(106,405)	$454	$(105,796)

Net income for the year	----	----	----	----	1,454	2,049	3,503
Foreign currency translation income	----	----	----	61	----	----	61
Comprehensive income	----	----	----	61	1,454	2,049	3,564
Distributions	----	----	----	----	----	(2,122)	(2,122)

Balance December 31, 2011	$65	$13	$103	$35	$(104,951)	$381	$(104,354)

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

Use of Estimates
The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, goodwill and intangible assets, warranty obligations, income taxes, contingencies and litigation, and assumptions used in evaluating potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock.  Actual results could differ from those estimates.

Revenue Recognition
Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition.”  We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, “Revenue Recognition – Multiple-Element Arrangements.”

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable.  Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on vendor-specific objective evidence (“VSOE”).  VSOE is defined by ASC 985-605, “Software: Revenue Recognition,” and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority.  When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method.  If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered.  PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period.

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

We may use subcontractors and suppliers in the course of performing on contracts.  Some of these arrangements may fall within the scope of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Secure Networks – We provide wireless and wired networking solutions consisting of hardware and services to our customers. Also within the Secure Networks solution area is our Emerging Technologies Group, which creates innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within Secure Networks and Emerging Technologies are generally sold as FFP bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35 “Construction-Type and Production-Type Contracts”.  Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

Information Assurance – We provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, “Software Revenue Recognition,” as fully discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Secure Communications (formerly Secure Messaging) – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System (“AMHS”), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only time-and-materials (“T&M”) contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and firm-fixed price (“FFP”) services where objective reliable evidence of fair value of the elements is available.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred.  Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Identity Management – We provide our identity assurance and access management solutions and services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or ODC’s and the ongoing maintenance.  Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $15.0 million and $7.6 million at December 31, 2011 and 2010, respectively.  As of December 31, 2011, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions		Balance End of Year

Year Ended December 31, 2011	$319	$51		$(55)	$315
Year Ended December 31, 2010	$241	$78	$	----	$319
Year Ended December 31, 2009	$1,709	$84		$(1,552)	$241

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations.  For the years ended December 31, 2011, 2010 and 2009, such amounts are negligible.  Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with ASC 350, “Intangibles- Goodwill and Other.”  This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life.  We expensed all such software development costs in 2011, 2010 and 2009, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Assets
The balance of other assets at December 31, 2011 and 2010 consists of refundable deposits in the amount of $280,000 and $351,000, respectively.

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

Goodwill and other intangible assets
We evaluate the impairment of goodwill and intangible assets in accordance with ASC No. 350, “Goodwill and Intangible Assets,”  which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis.  Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete goodwill impairment tests at least annually as of September 30 each year.   We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.   If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statement of operations.  Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense for 2011 was $1.1 million and will be approximately $2.3 million for the next 5 years. Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2011, no impairment charges were taken.

Other intangible asset consists of the following:

	Cost	Accumulated Amortization
Other intangible asset	$11,286	$1,129
	$11,286	$1,129

Stock-Based Compensation
We follow ASC 718, “Stock Compensation”.   Under this method, compensation cost is recognized based on the requirements of ASC 718 for all share-based awards granted.  There were no options granted on or after December 31, 2005.

Restricted Stock Grants
In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans.  In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees.  In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors.  In February 2011, we granted an additional 2,330,804 shares of restricted stock to our executive officers, directors and employees.  In March 2012, we granted an additional 10,000 shares to our employee.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

Research and Development
For all years presented, we charge all research and development costs to expense as incurred.  For software research and development costs, such costs are capitalized once technological feasibility is reached.  Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant.  During 2011, 2010, and 2009, we incurred salary costs for research and development of approximately $1.0 million, $0.8 million, and $1.3 million, respectively, which are recorded as selling, general and administrative expense in the consolidated statements of operations.

Earnings per Share
As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources.   Our comprehensive income is comprised of a loss from foreign currency translation of $18,000 and actuarial gain on pension liability adjustment in Teloworks of $53,000.

Financial Instruments
We use various methods and assumptions to estimate the fair value of our financial instruments.  Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.  The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues.  See Note 5 – Fair Value Measurements for fair value disclosures of the ITL notes and senior redeemable preferred stock.

Fair value estimates are made at a specific point in time, based on relevant market information.  These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-13”). The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method.”  ASU 2010-17 allows, but not require, an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone it its entirety in the period in which the milestone is achieved.  This guidance is effective for fiscal years beginning on or after June 15, 2010.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).”  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  ASU 2011-05 is effective for annual and interim reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-05 will have no impact on our consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” that amends the accounting guidance on goodwill impairment testing. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Reclassifications
Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the current year presentation.

Note 2.    Sale of Assets

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors ("Investors") owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration.   In accordance with ASC 505-10, “Equity-Overall,” we recognized a gain of $5.8 million.   As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method.

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by certain private equity investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $3.1 million, $1.8 million and $1.6 million for 2011, 2010 and 2009, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $2.0 million, $1.2 million and $1.0 million for 2011, 2010 and 2009, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B members for the initial eighteen month period after the sale of Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions were to be made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  During the year ended December 31, 2011, 2010 and 2009, the Class B membership unit received a total of $2.1 million, $1.1 million and $1.3 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009

Non-controlling interest, beginning of period	$454	$328	$563
Net income	2,049	1,197	1,032
Distributions	(2,122)	(1,071)	(1,267)

Non-controlling interest, end of period	$381	$454	$328

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

In 2008, Teloworks formed a wholly-owned subsidiary, Teloworks BPO Solutions Philippines, Inc., for the purpose of starting up a business-process outsourcing business in the Philippines, which began operations in the third quarter of 2009 but had not generated significant revenue, and in January 2011 operations were suspended.  The results of this entity, which are immaterial to our consolidated financial statements, have also been consolidated.

Note 4.   Investment in Enterworks

As of December 31, 2011, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”), and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.2% of Enterworks.  Since our initial investment in Enterworks, we accounted for such investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks.  However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations.  We previously reduced the carrying value of our investment in Enterworks to zero.

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

As of December 31, 2011 and 2010, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

On May 17, 2010, in accordance with the amended Wells Fargo Facility’s (as defined in Note 7 – Current Liabilities and Debt Obligations) stated use of proceeds, $4.2 million was paid to the holders of the Company’s senior subordinated notes (the “Subordinated Notes”) (see Note 7 – Current Liabilities and Debt Obligations).  Accordingly, as of December 31, 2011 and 2010, the carrying value of the Subordinated Notes was zero.

At December 31, 2011, as a result of the acquisition of IT Logistics, Inc. (“ITL”) (see Note 15 – Acquisition of IT Logistics, Inc.), there were two notes payable to the seller of ITL.  The $7 million note was recorded at a fair value of $6.9 million at the acquisition date.  The outstanding balance of the $7 million note was $3.5 million as of December 31, 2011.  Additionally, the $15 million subordinated promissory note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.1 million as of December 31, 2011.  The $15 million subordinated promissory note will be accreted to its face value over 60 months.

On September 27, 2010, 4.9% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $430,000 and subsequently on April 8, 2011, 22.3% of the Senior Redeemable Preferred Stock was redeemed for $2.1 million (see Note 8 – Redeemable Preferred Stock). As of December 31, 2011 and 2010, the carrying value of the Senior Redeemable Preferred Stock was $8.2 million and $10.2 million, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, other than the redemption of 22.3% of the Senior Redeemable Preferred Stock, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2010, adjusted for the accrual of dividends and the redemption as mentioned above on the Senior Redeemable Preferred Stock.

As of December 31, 2011 and 2010, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $108.6 million and $104.8 million, respectively, and the estimated fair market value was $65.3 million and $66.9 million, respectively, based on quoted market prices.

Note 6.    Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 99.1%, 97.4%, and 98.6% of consolidated revenue in 2011, 2010, and 2009, respectively.  As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 98.3% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable.  We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,

	2011	2010
Billed accounts receivable	$26,299	$41,422
Amounts currently billable	11,022	13,021
Allowance for doubtful accounts	(375)	(358)

	$36,946	$54,085

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Deductions (2)		Balance End of Year

Year ended December 31, 2011	$358	$17	$	----	$375
Year ended December 31, 2010	$363	$(3)		$(2)	$358
Year ended December 31, 2009	$225	$138	$	----	$363

(1)	Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)	Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Revenue by customer sector for the last three fiscal years is as follows:

	2011		2010		2009
			(dollar amounts in thousands)

Federal	$188,162	99.1%	$220,017	97.4%	$271,862	98.6%
Commercial	1,726	0.9%	5,780	2.6%	3,819	1.4%

Total	$189,888	100.0%	$225,797	100.0%	$275,681	100.0%

Note 7.   Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of December 31, 2011 and 2010, the accounts payable and other accrued payables consisted of $16.0 million and $22.6 million, respectively, in trade account payables and $5.9 million and $6.3 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of December 31, 2011, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Subordinated Notes (as defined below).

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Subordinated Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Subordinated Notes through May 17, 2010.

On September 27, 2010, the Facility was further amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed  (see Note 8 – Redeemable Preferred Stock).

As of December 31, 2011, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.7 million, $0.7 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of December 31, 2011, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  The remaining balance of the term loan, or $6.5 million, and the revolving component of the Facility mature over the period 2011 through 2014.

At December 31, 2011, we had outstanding borrowings of $17.9 million on the Facility, which included the $6.9 million term loan, of which $0.4 million was short-term.   At December 31, 2010, the outstanding borrowings on the Facility were $14.2 million.  At December 31, 2011 and 2010, we had unused borrowing availability on the Facility of $5.3 million and $9.1 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.3% and 7.0% for the years ended December 31, 2011 and 2010, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2012		2013		2014		Total
Short-term:
Term loan		$375	$	----	$	----	$375	1
Long-term:
Term loan	$	----		$375		$6,188	$6,563	1
Revolving credit		----		----		10,938	10,938	2

Subtotal	$	----		$375		$17,126	$17,501

Total		$375		$375		$17,126	$17,876

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of December 31, 2011, with fluctuating balances based on working capital requirements of the Company.

Notes payable – IT Logistics, Inc.

On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement (the “Agreement”) with IT Logistics Inc., an Alabama Corporation (“ITL”), and its sole stockholder, see Note 15 – Acquisition of IT Logisics, Inc.  The Agreement provides for the purchase of certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the Agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrue on or after July 1, 2011, under certain contracts assumed by Telos.

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

At December 31, 2011, the outstanding balance of the $7 million note was $3.5 million.  Additionally, the $15 million subordinated promissory note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.1 million as of December 31, 2011.  The $15 million subordinated promissory note will be accreted to its face value over 60 months, when we estimate repayment.  We incurred interest expense in the amount of $12,000 on the $7 million note in 2011.

Senior Subordinated Notes
In 1995, we issued Senior Subordinated Notes (“Subordinated Notes”) to certain shareholders. Such Subordinated Notes were classified as either Series B or Series C. The Series B Subordinated Notes were secured by our property and equipment, but subordinate to the security interests of Wells Fargo under the Facility. The Series C Subordinated Notes were unsecured. The maturity date of such Subordinated Notes had been extended to December 31, 2011, with interest rates ranging from 14% to 17%, and paid quarterly on January 1, April 1, July 1, and October 1 of each year.  The Subordinated Notes could be prepaid at our  option; however, the Subordinated Notes contained a cumulative prepayment premium of 13.5% per annum payable upon certain circumstances, which included, but were not limited to, an initial public offering of our common stock or a significant refinancing (“qualifying triggering event”), to the extent that sufficient net proceeds from either of the above events were received to pay such cumulative prepayment premium. Due to the contingent nature of the cumulative prepayment premium, any associated premium expense could only be quantified and recorded subsequent to the occurrence of such a qualifying triggering event.

On May 17, 2010, the principal balances of the Subordinated Notes plus accrued but unpaid interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. For the years ended December 31, 2011, 2010, and 2009, we incurred interest expense in the amount of $0, $0.2 million, and $0.6 million, respectively, on the Subordinated Notes.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2011, instruments held by Toxford Corporation ( “Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2011.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of December 31, 2011, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% matured on December 31, 2011.  In the aggregate, as of December 31, 2011, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at December 31, 2011 and 2010 was 923 shares and 1,188 shares for Series A-1, respectively; and 1,292 shares and 1,664 shares for Series A-2, respectively.

At December 31, 2011 and 2010, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.0 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $337,000, $418,000 and $423,000 for the years ended December 31, 2011, 2010, and 2009, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2011 and 2010, was 3,185,586. The Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP on the OTCQB marketplace.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2011 and 2010.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from December 31, 2011.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $76.8 million and $72.9 million as of December 31, 2011 and 2010, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, for the periods ended December 31, 2011, 2010 and 2009, dividends totaling $4.2 million each were accrued and reported as interest expense in the respective periods.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $108.6 million and $104.8 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2011 and 2010, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 9.   Stockholders' Deficit, Option Plans, and Employee Benefit Plan

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

Restricted Stock Grants
In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans.  In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees.  In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors.  In February 2011, we granted an additional 2,330,804 shares of restricted stock to our executive officers, directors and employees.  In March 2012, we granted an additional 10,000 shares to our employee.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

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

1990 Stock Option Plan
Under the terms of the 1990 Stock Option Plan, 2,168,215 shares of our Class A common stock were available for issuance under options to key employees, including officers and directors.  The options expire 10 years from the date of grant.  The option price determined by the Board of Directors was not less than the estimated fair value at the date of the grant and the options generally vest over a four-year period.  The 1990 Stock Option Plan expired in 2000, with 923,000 remaining unissued options canceled.  There were no options outstanding at December 31, 2011 and 2010.  A total of 0,0, and 6,000 options expired in 2011, 2010 and 2009, respectively, and 445,249 options were exchanged for restricted stock in June 2008.

1996 Stock Option Plan
The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant.  Vesting of the stock options for key employees is based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control.  The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan.  The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled.  A total of 0, 0, and 15,000 options granted under the 1996 Stock Option Plan expired during 2011, 2010 and 2009, respectively.  There were 20,000 options outstanding at December 31, 2011 and 2010.  A total of 2,463,500 options were exchanged for restricted stock in June 2008.

Telos Delaware Stock Incentive Plan
During the third quarter of 2000, our Board of Directors approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company.  Certain of our key executives and employees are eligible to receive stock options under the plan.  Under the plan, we may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant.  A non-qualified option will not have an exercise price any lower than 85% of the fair value on the date of grant.  All options have a term of ten years and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  There were 6,564 and 18,816 options outstanding at December 31, 2011 and 2010, respectively.  A total of 10,252, 76,378 and 0 options expired during 2011, 2010 and 2009, respectively; 2,000, 2,750 and 9,688 options were canceled in 2011, 2010 and 2009, respectively; and 983,379 options were exchanged for restricted stock in June 2008.

Xacta Stock Incentive Plan
In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates.  The options may be awarded as incentive or non-qualified, have a term of ten years, and vest no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option.  There were 3,750 and 16,564 options outstanding at December 31, 2011 and 2010, respectively.   A total of 8,564, 39,005 and 0 options expired during 2011, 2010 and 2009, respectively; 4,250, 876 and 10,625 options were canceled in 2011, 2010 and 2009, respectively; and 2,498,564 options were exchanged for restricted stock in June 2008.

A summary of the status of our stock options for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2011 Stock Option Activity

Outstanding at beginning of year	55	$1.75
Granted	----	----
Exercised	----	----
Canceled	(25)	2.27
Outstanding at end of year	30	$1.33
Exercisable at end of year	30	$1.33

2010 Stock Option Activity

Outstanding at beginning of year	174	$2.48
Granted	----	----
Exercised	----	----
Canceled	(119)	2.81
Outstanding at end of year	55	$1.75
Exercisable at end of year	55	$1.75

2009 Stock Option Activity

Outstanding at beginning of year	216	$2.34
Granted	----	----
Exercised	----	----
Canceled	(42)	1.74
Outstanding at end of year	174	$2.48
Exercisable at end of year	174	$2.48

The aggregate intrinsic value for options outstanding and exercisable at year end 2011 is negligible.  The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our fair market value as determined by management and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011 and 2010:

December 31, 2011:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	24	1.5 years	$0.64	24	$0.64
$3.85 – $4.00	6	0.4 years	$3.85	6	$3.85

December 31, 2010:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	36	2.1 years	$0.68	36	$0.68
$3.85 – $4.00	19	0.3 years	$3.85	19	$3.85

As of December 31, 2011 and 2010, all outstanding shares under the plans are vested.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate.  The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock.  We match one-half of voluntary participant contributions to the Plan up to a maximum contribution by us of 3% of a participant's salary.  Our total contributions to this Plan for 2011, 2010, and 2009 were $591,000, $786,000, and $791,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate.   Telos ID  matches one-half of voluntary participant contributions to the Plan up to a maximum Company contribution of 3% of a participant's salary. The total 2011, 2010 and 2009 Telos ID contributions to this plan were $69,000, $85,000 and $76,000, respectively.

Note 10.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,

	2011	2010	2009
Current provision
Federal	$3,426	$2,588	$156
State	621	605	820

Total current	4,047	3,193	976

Deferred (benefit) provision
Federal	(718)	1,473	2,941
State	(91)	42	346

Total deferred	(809)	1,515	3,287

Total provision	$3,238	$4,708	$4,263

The provision (benefit) for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,

	2011	2010	2009
Computed expected income tax provision	35.0%	35.0%	34.0%
State income taxes, net of federal income tax benefit	3.5	5.6	16.0
Change in valuation allowance for deferred tax assets	(1.4)	(0.1)	5.0
Other permanent differences	1.0	2.2	3.6
Dividend and accretion on preferred stock	34.1	19.1	26.1
FIN 48 reversal	(1.6)	----	----
R&D credit	(1.8)	----	----
Other	0.2	(1.1)	(7.8)
	69.0%	60.7%	76.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,

	2011	2010
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$144	$140
Allowance for inventory obsolescence and amortization	785	104
Accrued liabilities not currently deductible	2,475	2,211
Accrued compensation	562	468
Amortization and depreciation	1,682	1,465
Telos ID basis difference	57	34
Net operating loss carryforwards - state	623	671

Total gross deferred tax assets	6,328	5,093
Less valuation allowance	(2,281)	(2,348)

Total deferred tax assets, net of valuation allowance	4,047	2,745

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(1,374)	(1,514)
Section 481(a) adjustment - inventory	(440)	----
Goodwill amortization	(193)	----

Total deferred tax liabilities	(2,007)	(1,514)

Net deferred tax assets	$2,040	$1,231

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions		Deductions		Balance End of Period

December 31, 2011	$2,348	$	----		$67	$2,281
December 31, 2010	$2,388	$	----		$40	$2,348
December 31, 2009	$1,965		$423	$	----	$2,388

At December 31, 2011, for federal income tax purposes all available net operating loss carryforwards and alternative minimum tax credits have been fully utilized.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $400,000 and $501,000 of unrecognized tax benefits required to be recorded in other current liabilities as of December 31, 2011 or 2010, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2008 to 2011, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits, beginning of period	$501	$316	$	----
Gross increases—tax positions in prior period	20	83		298
Gross increases—tax positions in current period	90	139		18
Settlements	(211)	(37)		----

Unrecognized tax benefits, end of period	$400	$501		$316

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011 (in thousands):

	Property	Equipment	Total

2012	$2,064	$38	$2,102
2013	2,064	1	2,065
2014	2,064	----	2,064
2015	2,064	----	2,064
2016	515	----	515

Total minimum obligations	8,771	39	8,810
Less amounts representing interest (ranging from 4.4% to 17.4%)	(2,828)	(1)	(2,829)

Net present value of minimum obligations	5,943	38	5,981
Less current portion	(996)	(37)	(1,033)

Long-term capital lease obligations at December 31, 2011	$4,947	$1	$4,948

In accordance with the Ashburn lease agreement, every three years the rent is subject to adjustments in accordance with changes in the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index (“CPI”).  Accordingly, effective April 2011, the adjustment in monthly rent payment based on the change in CPI was $7,000 per month, from $165,000 to $172,000.

Accumulated amortization for property and equipment under capital leases at December 31, 2011 and 2010 is $11.1 million and $10.6 million, respectively.

Future minimum lease payments for all noncancelable operating leases at December 31, 2011 are as follows (in thousands):

2012	$534
2013	319
2014	252
2015	256
2016	123
Total minimum lease payments	$1,484

Rent expense charged to operations for 2011, 2010, and 2009, totaled $1.2 million, $1.2 million, and $1.3 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2011	$1,079	$257	$(383)	$953
Year Ended December 31, 2010	$1,708	$(341)	$(288)	$1,079
Year Ended December 31, 2009	$1,686	$542	$(520)	$1,708

Note 12.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and former officers is set forth below.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2011, 2010, and 2009 were $320,000, $298,000, and $221,000, respectively.  Additionally, Mr. Wood owned 250,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of December 31, 2011 and 2010.

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

Note 13.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2011
Revenue	$47,977	$41,145	$52,982	$47,784
Gross profit	11,898	11,321	11,697	12,626
Income before income taxes and non-controlling interest	2,638	2,136	1,047	920
Net income (loss) (1)(2)	1,116	780	84	(526)

2010
Revenue	$68,848	$48,157	$57,630	$51,162
Gross profit	9,259	10,398	15,258	12,385
(Loss) income before income taxes and non-controlling interest	(581)	1,585	5,155	2,793
Net (loss) income (1)	(164)	382	1,636	1,193

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)	Reflects tax adjustments of $1.1 million in the fourth quarter to reflect the actual tax expense for the year.

Note 14.  Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity
As described in Note 7 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo.  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $15.2 million and $21.3 million as of December 31, 2011 and 2010, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously reported, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit (hereinafter the “Complaint”) on October 17, 2005 in the Circuit Court for the City of Baltimore in the State of Maryland (the “Court”) against the Company, its directors, and certain of its officers. As of December 31, 2011, Costa Brava owns 12.7% of the outstanding Public Preferred Stock.

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

On May 26, 2006, Plaintiffs filed a motion for a preliminary injunction to prevent the sale or disposal of Xacta Corporation, a subsidiary of the Company, or any of its assets until the lawsuit was resolved on the merits.  Subsequently, an order was issued dismissing the motion without prejudice on October 26, 2006, and then reissued on January 26, 2007.

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

Hamot et al. v. Telos Corporation

On August 2, 2007, Messrs. Seth W. Hamot and Mr. Andrew R. Siegel, principals of Costa Brava Partnership III L.P. (“Costa Brava”) and Class D Directors of Telos (“Class D Directors”), filed a verified complaint against the Company and a motion for a temporary restraining order in the Circuit Court for the City of Baltimore, Maryland (the “Court” or “Circuit Court”). The complaint alleged that certain company documents and records had not been promptly provided to them as requested, and that these documents were necessary to fulfill their fiduciary duty as directors.

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

On June 20, 2008, the Company filed its First Amended Counterclaim supplementing and updating its allegations..

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

On November 18, 2011, the Plaintiffs filed a Motion for Reconsideration of the Court’s Order Denying Plaintiffs/Counter-Defendants’ Motion for Advancement of Legal Fees and Expenses.  It alleged that the Court’s Order disregarded the standards and procedures under which the 2009 preliminary injunction was granted when it ruled that the Class D Directors had failed to demonstrate good faith, and also that the Court failed  to give proper deference to the undertakings in which the Class D Directors provided a written affirmation of good faith.  The Company filed its Opposition to the Motion on December 12, 2011 and the Plaintiffs filed their Reply on December 22, 2011.  The hearing on the motion was held on March 2, 2012, but no decision has yet been rendered.

On May 27, 2011, the Plaintiffs filed a Motion for Order Compelling Discovery and for Sanctions, alleging that the Company failed to provide full and complete responses to certain interrogatories and document requests.  A hearing was held on November 30, 2011 and a decision was rendered by Judge W. Michele Pierson on December 1, 2011.  The Order granted the motion in part, stating that the Company shall provide a supplemental response to one interrogatory and then to one document request in light of its revised answer to the one interrogatory.  The remainder of the motion was denied.  The Company provided its supplemental response to the Plaintiffs on January 4, 2012.

On December 12, 2011, the Class D Directors filed the Third Amended Verified Complaint alleging that they have been denied access and copies to requested books and records of the Company necessary to perform their duties as directors.  The Company filed a Motion to Dismiss the Third Amended Verified Compliant on January 11, 2012.  The Opposition to the Motion to Dismiss was filed by the Plaintiffs on January 27, 2012.  The hearing on the Motion to Dismiss was held on March 2, 2012, but no decision has yet been rendered.

On December 12, 2011, the Company filed a Third Amended Counterclaim.  The Class D Directors filed their Motion to Dismiss the Third Amended Counterclaim on January 3, 2012.  The Company filed its Opposition to the Motion to Dismiss on January 18, 2012.  The Reply to the Opposition was then filed on February 3, 2012.  The hearing on the Motion to Dismiss was held on March 2, 2012, but no decision has yet been rendered.

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

Restricted Stock Grants
In March 2012, the Company granted an additional 10,000 shares of restricted stock to its employee.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vested immediately on the date of grant, thereafter, an additional  25%  will vest annually on the anniversary of the date of grant subject to continued employment or services.  As the value of the common stock was negligible, the Company does not expect the restricted stock grant would have a significant effect on the financial statements.

Note 15.   Acquisition of IT Logistics, Inc.

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

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011 (the “Closing Date”), (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrues interest at a rate of 6.0% per annum beginning November 1, 2012, and is payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest is due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” are satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.   Based on the total estimated fair value of the consideration paid, the total preliminary estimated purchase price is determined to be $26.7 million.

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

The Agreement and the complete terms of the notes are filed as exhibits to the Form 8-K filed by the Company on July 8, 2011.  Borrowings of $8.0 million were drawn from the Facility in order to finance the initial cash consideration.

The operating results of ITL have been included in the Company’s consolidated financial statements as of the acquisition date of July 1, 2011.  The acquisition has been accounted for under the purchase method of accounting.  Under the purchase method of accounting, the total purchase price was allocated to ITL’s net tangible and intangible assets acquired based on their estimated fair values as of the Closing Date of the acquisition. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill.  Goodwill is amortized and deducted over a 15-year period for tax purposes.  Telos has made a preliminary estimated allocation of the purchase price as follows (amounts in thousands):

Inventories, net	$221
Property and equipment, net	108
Goodwill	15,058
Other intangible asset	11,286
Total preliminary estimated purchase price allocation	$26,673

Of the total purchase price, approximately $11.3 million has been allocated to an amortizable intangible asset acquired and approximately $0.3 million has been allocated to tangible net assets assumed in connection with the acquisition.  The acquired intangible asset was an estimated enhancement of customer relationships over a 5-year term.  This asset is being amortized on a straight-line basis over the term based on the anticipated realized benefit for the duration of the customer relationships.  The amortization is based on a forecast of approximately equal annual customer orders.  As of the measurement date, no material adverse conditions existed which would have led to the conclusion that the asset was impaired.

On a pro forma combined basis, the revenue effect of the ITL acquisition is immaterial as Telos was ITL’s primary revenue source prior to the acquisition.  On a pro forma combined basis, net income attributable to Telos Corporation for the years ended December 31, 2011 and 2010 was $1.3 million and $2.7 million, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

Item 9A  Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2012 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item regarding executive officers, directors and nominees for directors, including information with respect to our audit committee and audit committee financial expert, and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included under Election of Directors, Biographical Information Concerning the Company’s Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, Independence of Directors, Board of Directors Nomination Process, Role in Risk Oversight, Meetings of the Board of Directors and Committees of the Board of Directors, as well as Audit Committee, Management Development and Compensation Committee, and Nominating and Corporate Governance Committee, in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by this item will be included in our Proxy Statement under Compensation of Executive Officers and Directors and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement under Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement under Certain Relationships and Related Transactions, and Independence of Directors and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement under Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
1.	Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 23.

2.	Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1987)
3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)
3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)
3.6*	Articles of Amendment of C3, Inc. dated April 13, 1995
3.7	Amended and Restated Bylaws of the Company, as amended on October 3, 2007 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)
10.1	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company’s Form 10-Q report for the quarter ended March 31, 1996)
10.2	Employment Agreement – Michael P. Flaherty (Incorporated by reference to Exhibit 10.98 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.3	Employment Agreement – Robert J. Marino (Incorporated by reference to Exhibit 10.99 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.4	Employment Agreement – Michele Nakazawa (Incorporated by reference to Exhibit 10.100 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.5	Employment Agreement – Edward L. Williams (Incorporated by reference to Exhibit 10.101 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
10.6	Employment Agreement – John B. Wood (Incorporated by reference to Exhibit 10.102 filed with the Company’s Form 10-K report for the year ended December 31, 2005)
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
10.22
Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 17, 2010 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Form 8-K report on May 21, 2010)

10.23
Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Form 8- K report on May 21, 2010)

10.24
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 10.24 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.25
First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2010)

10.26
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust LP (Incorporated by reference to Exhibit 10.26 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.27
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust PLC (Incorporated by reference to Exhibit 10.27 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.28
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010– North Atlantic Smaller Companies Investment Trust PLC (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.29
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – North Atlantic Value LLP A/C B (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.30
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Toxford Corporation (Incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.31	Employment Agreement – Brendan D. Malloy (Incorporated by reference to Exhibit 10.31 filed with the Company’s Form 10-K report for the year ended December 31, 2010)
10.32
Asset Purchase Agreement, dated as of July 1, 2011, by and among Telos Corporation, IT Logistics, Inc. and Tim Wilbanks  (Incorporated by reference to Exhibit 2 filed with the Company’s Form 8-K report on July 8, 2011)

10.33
Subordinated Non-Transferrable Promissory Note, dated July 1, 2011, issued to IT Logistics, Inc. by Telos Corporation in the principal amount of $15 million (Incorporated by reference to Exhibit 4 filed with the Company’s Form 8-K report on July 8, 2011)

21*	List of subsidiaries of Telos Corporation
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32*	Certification pursuant to 18 USC Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood
John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2012

/s/ Michele Nakazawa
Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/s/ Bernard C. Bailey
Bernard C. Bailey	Director	March 30, 2012

/s/ David Borland
David Borland	Director	March 30, 2012

/s/ William M. Dvoranchik
William M. Dvoranchik	Director	March 30, 2012

Seth W. Hamot	Director

/s/ Bruce R. Harris
Bruce R. Harris, Lt. Gen., USA (Ret.)	Director	March 30, 2012

/s/ Charles S. Mahan, Jr.
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)	Director	March 30, 2012

/s/ John W. Maluda
John W. Maluda, Major Gen,, USAF (Ret)	Director	March 30, 2012

/s/ Robert J. Marino
Robert J. Marino	Director	March 30, 2012

Andrew R. Siegel	Director

/s/ Jerry O. Tuttle
Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	March 30, 2012

Page 61 to 65