Form 10-Q
period 2012-03-31
TELOS CORP
filed 2012-05-15
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

As of May 8, 2012, the registrant had outstanding 35,908,961 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Revenue
Services	$47,445	$32,154
Products	6,984	15,823
	54,429	47,977
Costs and expenses
Cost of sales – Services	34,591	23,625
Cost of sales – Products	5,784	12,454
	40,375	36,079
Selling, general and administrative expenses	8,542	7,829
Operating income	5,512	4,069
Other income (expenses)
Other income	19	28
Interest expense	(1,807)	(1,459)
Income before income taxes	3,724	2,638
Provision for income taxes (Note 8)	(1,723)	(1,356)
Net income	2,001	1,282
Less: Net income attributable to non-controlling interest (Note 2)	(198)	(166)
Net income attributable to Telos Corporation	$1,803	$1,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$2,001	$1,282
Other comprehensive loss:
Foreign currency translation adjustments	(22)	(22)
Other comprehensive loss	(22)	(22)
Comprehensive income	$1,979	$1,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets (Note 6)
Cash and cash equivalents	$401	$220
Accounts receivable, net of reserve of $327 and $375, respectively	45,681	36,946
Inventories, net of obsolescence reserve of $311 and $315, respectively	10,707	14,711
Deferred income taxes	423	423
Deferred program expenses	5,680	2,636
Other current assets	2,347	2,942
Total current assets (Note 6)	65,239	57,878
Property and equipment, net of accumulated depreciation of $22,117 and $20,994, respectively	4,517	4,847
Deferred income taxes, long-term	1,617	1,617
Goodwill	14,916	15,058
Other intangible assets	9,593	10,157
Other assets	284	280
Total assets (Note 6)	$96,166	$89,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	March 31, 2012	December 31, 2011
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$25,715	$21,947
Accrued compensation and benefits	6,095	8,091
Deferred revenue	3,849	4,387
Senior credit facility – short-term (Note 6)	375	375
Notes payable – short-term (Note 6)	1,380	3,478
Capital lease obligations – short-term	1,062	1,033
Other current liabilities	8,835	3,396
Total current liabilities	47,311	42,707

Senior revolving credit facility (Note 6)	16,722	17,501
Notes payable (Note 6)	12,219	12,056
Capital lease obligations	4,666	4,948
Senior redeemable preferred stock (Note 7)	8,305	8,227
Public preferred stock (Note 7)	109,584	108,628
Other liabilities	110	124
Total liabilities	198,917	194,191

Commitments, contingencies and subsequent events (Note 9)	----	----

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive income	13	35
Accumulated deficit	(103,148)	(104,951)
Total Telos stockholders’ deficit	(102,954)	(104,735)
Non-controlling interest in subsidiary (Note 2)	203	381
Total stockholders’ deficit	(102,751)	(104,354)
Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$96,166	$89,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$2,001	$1,282
Adjustments to reconcile net income to cash provided by operating activities:
Dividends of preferred stock as interest expense	1,034	1,054
Accretion of note payable	307	----
Depreciation and amortization	972	394
Amortization of debt issuance costs	18	17
Deferred income tax benefit	---	(159)
Other noncash items	(39)	50
Changes in other operating assets and liabilities	(2,218)	4,946
Cash provided by operating activities	2,075	7,584

Investing activities:
Purchases of property and equipment	(78)	(114)
Cash used in investing activities	(78)	(114)

Financing activities:
Proceeds from senior credit facility	51,328	50,347
Repayments of senior credit facility	(52,013)	(55,583)
Decrease in book overdrafts	1,692	(1,438)
Repayments of term loan	(94)	(94)
Repayments of note payable	(2,100)	----
Payments under capital lease obligations	(253)	(222)
Distributions to Telos ID Class B membership unit – non-controlling interest	(376)	(449)
Cash used in financing activities	(1,816)	(7,439)

Effect of exchange rate changes on cash and cash equivalents	----	2

Increase in cash and cash equivalents	181	33
Cash and cash equivalents at beginning of period	220	116

Cash and cash equivalents at end of period	$401	$149

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$469	$414
Income taxes	$254	$724

Noncash:
Interest on redeemable preferred stock	$1,034	$1,054

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).”  This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and will be applied prospectively beginning in the period of adoption.  The amendments change the wording used to describe requirements for measuring fair value under U.S. GAAP to be more consistent with IFRSs.  The adoption of this guidance did not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.   ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12.   We adopted ASU 2011-05 effective December 31, 2011 and indefinitely deferred certain disclosures as allowed under ASU 2011-12.  ASU 2011-05 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.  The expiration of deferral allowed by ASU 2011-12 is not expected to have a significant impact on our condensed consolidated financial statements.

Index

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” that amends the accounting guidance on goodwill impairment testing. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense (formerly Secure Networks and Information Assurance):

In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged.

Regarding Secure Networks deliverables, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within the Cyber Operations and Defense solutions area is our Emerging Technologies Group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within Secure Networks and Emerging Technologies are generally sold as FFP bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35 “Construction-Type and Production-Type Contracts”.  Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25. Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the[Missing Graphic Reference]ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a firm-fixed price (“FFP”) basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials (“T&M”) services contracts based upon specified billing rates and other direct costs as incurred.

Index

Regarding Information Assurance deliverables, we provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, “Software Revenue Recognition,” as fully discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Secure Communications (formerly Secure Messaging) – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System (“AMHS”), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services where objective reliable evidence of fair value of the elements is available.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred.  Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $11.0 million and $15.0 million as of March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

Index

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete goodwill impairment tests at least annually as of October 1 each year.   We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.   If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statement of operations.  Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense for the quarter ended March 31, 2012 was $0.6 million and will be approximately $2.3 million per year for the next 5 years. Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of March 31, 2012, no impairment charges were taken.

Other intangible asset consists of the following:

	Cost	Accumulated Amortization
Other intangible asset	$11,286	$1,693
	$11,286	$1,693

Index

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans.  In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees.  In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors.  In February 2011, we granted an additional 2,330,804 shares of restricted stock to our executive officers, directors and employees.  In March 2012, we granted an additional 10,000 shares to an employee.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vested immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

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

	March 31, 2012	December 31, 2011
Cumulative foreign currency translation loss	$(40)	$(18)
Cumulative actuarial gain on pension liability adjustment	53	53
Accumulated other comprehensive income	$13	$35

Index

Note 2.	Sale of Assets

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by certain private equity investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $297,000 and $250,000 for the three months ended March 31, 2012 and 2011, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $198,000 and $166,000 for the three months ended March 31, 2012 and 2011, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B members for the initial eighteen month period after the sale of Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions were to be made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  During the three months ended March 31, 2012 and 2011, the Class B membership unit received a total of $376,000 and $449,000, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012	March 31, 2011
Non-controlling interest, beginning of period	$381	$454
Net income	198	166
Distributions	(376)	(449)
Non-controlling interest, end of period	$203	$171

Index

Note 3.	Acquisition of IT Logistics, Inc.

On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement with IT Logistics Inc., an Alabama corporation (“ITL”), and its sole stockholder.  We purchased certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the asset purchase agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrued on or after July 1, 2011, under certain contracts assumed by Telos.

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011, (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrues interest at a rate of 6.0% per annum beginning November 1, 2012, and is payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest is due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” are satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.   Based on the total fair value of the consideration paid, the total purchase price is determined to be $26.5 million.

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

The asset purchase agreement and the complete terms of the notes are filed as exhibits to the Form 8-K filed by the Company on July 8, 2011.  Borrowings of $8.0 million were drawn from the Facility in order to finance the initial cash consideration.

The operating results of ITL have been included in the Company’s consolidated financial statements as of the acquisition date of July 1, 2011.  The acquisition has been accounted for under the purchase method of accounting.  Under the purchase method of accounting, the total purchase price was allocated to ITL’s net tangible and intangible assets acquired based on their estimated fair values as of July 1, 2011. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill.  Goodwill is amortized and deducted over a 15-year period for tax purposes.  Telos has made an allocation of the purchase price as follows (amounts in thousands):

Inventories, net	$221
Property and equipment, net	108
Goodwill	14,916
Other intangible asset	11,286
Total purchase price allocation	$26,531

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

On a pro forma combined basis, the revenue effect of the ITL acquisition is immaterial as Telos was ITL’s primary revenue source prior to the acquisition.  On a pro forma combined basis, net income attributable to Telos Corporation for the three months ended March 31, 2011 was $1.0 million.

Index

Note 4.	Investment in Enterworks

 As of March 31, 2012, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.2% of Enterworks.  Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks.  However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations.  We previously reduced the carrying value of our investment in Enterworks to zero.

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

As of March 31, 2012 and December 31, 2011, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

At March 31, 2012, there were two notes payable to the seller of ITL (see Note 3 – Acquisition of IT Logistics, Inc.).  The $7 million note was recorded at a fair value of $6.9 million at the acquisition date.  The outstanding balance of the $7 million note was $1.4 million and $3.5 million as of March 31, 2012 and December 31, 2011, respectively.  Additionally, the $15 million subordinated promissory note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.2 million and $12.1 million as of March 31, 2012 and December 31, 2011, respectively.

On April 8, 2011, 22.3% of the Senior Redeemable Preferred Stock was redeemed for $2.1 million (see Note 7 – Redeemable Preferred Stock). As of March 31, 2012 and December 31, 2011, the carrying value of the Senior Redeemable Preferred Stock was $8.3 million and $8.2 million, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2011, adjusted for the accrual of dividends on the Senior Redeemable Preferred Stock.

As of March 31, 2012 and December 31, 2011, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $109.6 million and $108.6 million, respectively, and the estimated fair market value was $58.1 million and $65.3 million, respectively, based on quoted market prices.

Index

Note 6.	Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of March 31, 2012 and December 31, 2011, the accounts payable and other accrued payables consisted of $18.5 million and $16.0 million, respectively, in trade account payables and $7.2 million and $5.9 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of March 31, 2012, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

Subsequently on May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.

As of March 31, 2012, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of March 31, 2012, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  The remaining balance of the term loan, or $6.4 million, and the revolving component of the Facility mature over the period 2012 through 2014.

At March 31, 2012, we had outstanding borrowings of $17.1 million on the Facility, which included the $6.8 million term loan, of which $0.4 million was short-term.   At December 31, 2011, we had outstanding borrowings of $17.9 million on the Facility, which included the $6.9 million term loan, of which $0.4 million was short-term.   At March 31, 2012 and December 31, 2011, we had unused borrowing availability on the Facility of $12.2 million and $5.3 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 7.3% for the three months ended March 31, 2012 and 2011, respectively.

Index

The following are maturities of the Facility presented by year (in thousands):

	2012		2013		2014		Total
Short-term:
Term loan		$375	$	----	$	----	$375	1
Long-term:
Term loan	$	----		$375		$6,094	$6,469	1
Revolving credit		----		---		10,253	10,253	2

Subtotal	$	----		$375		$16,347	$16,722

Total		$375		$375		$16,347	$17,097

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of March 31, 2012, with fluctuating balances based on working capital requirements of the Company.

Notes payable – IT Logistics, Inc.

  On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement with IT Logistics Inc., an Alabama corporation (“ITL”), and its sole stockholder, see Note 3 – Acquisition of IT Logistics, Inc.  We purchased certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the asset purchase agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrued on or after July 1, 2011, under certain contracts assumed by Telos.

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

At March 31, 2012, the outstanding balance of the $7 million note was $1.4 million.  Additionally, the $15 million subordinated promissory note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.2 million as of March 31, 2012.  The $15 million subordinated promissory note will be accreted to its face value over 60 months, when we estimate repayment.  We incurred interest expense in the amount of $4,000 on the $7 million note for the three months ended March 31, 2012.

Warranty Liability

We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls.  Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of March 31, 2012 and December 31, 2011 was $0.6 million and $1.0 million, respectively.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2012, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2012.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of March 31, 2012, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% matured on December 31, 2011.  In the aggregate, as of March 31, 2012, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

Subsequently on May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at March 31, 2012 and December 31, 2011 was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

Index

At March 31, 2012 and 2011, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.1 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $78,000 and $100,000 for the three months ended March 31, 2012 and 2011, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2012 and December 31, 2011 was 3,185,586. The Public Preferred Stock is no longer quoted on the OTCBB, and is now quoted as TLSRP on the OTCQB marketplace.

 Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2012.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Index

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $77.7 million and $76.8 million as of March 31, 2012 and December 31, 2011, respectively.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, for the quarters ended March 31, 2012 and 2011, dividends totaling $1.0 million and $1.1 million, respectively, were accrued and reported as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $109.6 million and $108.6 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2012 and December 31, 2011, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index

Note 8.	Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three months ended March 31, 2012 and 2011, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.  Accordingly, we recorded approximately $1.7 million income tax provision and $1.4 million income tax provision for the three months ended March 31, 2012 and 2011, respectively.

We implemented the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $406,000 and $400,000 of unrecognized tax benefits required to be recorded as of March 31, 2012 and December 31, 2011, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2008 to 2011, has not been extended beyond applicable statute of limitations.

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

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $17.9 million and $15.2 million as of March 31, 2012 and December 31, 2011, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit against the Company, its directors, and certain of its officers on October 17, 2005 and has been engaged in litigation against the Company since that date. As of March 31, 2012, Costa Brava owns 12.7% of the outstanding Public Preferred Stock. No material developments occurred in this litigation during the three months ended March 31, 2012.

Index

Hamot et al. v. Telos Corporation

As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava and Class D Directors of Telos filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date.  No material developments occurred in this litigation during the three months ended March 31, 2012.

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

Subsequent Events

On May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.

Note 10.	Related Party Transactions

Emmett Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three months ended March 31, 2012 and 2011 were $88,000 each.   Additionally, Mr. Wood owned 250,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of March 31, 2012.

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

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the SEC.

General

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions.  In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged.  Our IT solutions consist of the following:

•
Cyber Operations and Defense (formerly Secure Networks and Information Assurance) – Secure wired and wireless network solutions for DoD and other federal agencies.  We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions.  In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”) and incorporated such assets into our Secure Networks business solutions.  Software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide.  We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

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

Backlog

Our total backlog was $604.1 million and $629.3 million at March 31, 2012 and 2011, respectively. Backlog was $609.6 million at December 31, 2011.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2012 and 2011 was $111.7 million and $121.0 million, respectively.  Funded backlog was $124.2 million at December 31, 2011.

Consolidated Results of Operations (Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by Telos Corporation (collectively, the “Company” or “Telos” or “We”).  We have also consolidated the results of operations of Telos ID (see Note 2 – Sale of Assets) and Teloworks, Inc. All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

Index

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

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	74.2	75.2
Selling, general and administrative expenses	15.7	16.3

Operating income	10.1	8.5

Interest expense, net	(3.3)	(3.0)

Income before income taxes	6.8	5.5
Provision for income taxes	(3.1)	(2.8)
Net income	3.7	2.7
Less: Net income attributable to non-controlling interest	(0.4)	(0.4)
Net income attributable to Telos Corporation	3.3%	2.3%

Revenue increased by 13.4% to $54.4 million for the first quarter of 2012, from $48.0 million for the same period in 2011. Such increase primarily consists of an increase of $6.9 million in sales from the U.S. Air Force NETCENTS contract.  Services revenue increased to $47.4 million for the first quarter of 2012 from $32.2 million for the same period in 2011, primarily attributable to increases in sales of $12.1 million of Cyber Operations and Defense in Secure Networks deliverables under several NETCENTS delivery orders for Telos-installed solutions, $2.8 million of Cyber Operations and Defense in Information Assurance deliverables, $0.2 million of Identity Management solutions, and $0.1 million of Secure Communications solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue decreased to $7.0 million for the first quarter of 2012 from $15.8 million for the same period in 2011, primarily attributable to a decrease in sales of $7.6 million of Cyber Operations and Defense in Secure Networks deliverables due to decreased sales of Telos-manufactured technology solutions under NETCENTS, $0.8 million of Identity Management solutions, and $0.4 million in sales of proprietary software.

Index

Cost of sales increased by 11.9% to $40.4 million for the first quarter of 2012 from $36.1 million for the same period in 2011, primarily due to increases in revenue of $6.5 million, coupled with a decreased cost of sales as a percentage of revenue of 1.0%.  Cost of sales for services increased by $11.0 million; and as a percentage of services revenue decreased by 0.6%, due to a change in the mix of the programs and nature of certain Telos-installed solutions in Cyber Operations and Defense in Secure Networks deliverables under NETCENTS. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales. Cost of sales for product decreased by $6.7 million, and as a percentage of product revenue increased by 4.1%, primarily due to decreases in product revenue for Telos- manufactured technology solutions under NETCENTS.  The increase in cost of sales and decrease in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 18.1% to $14.1 million for the first quarter of 2012 from $11.9 million for the same period in 2011.  Gross margin increased to 25.8% in the first quarter of 2012, from 24.8% for the same period in 2011.  Services gross margin increased to 27.1% from 26.5% due primarily to a change in program mix during the period as noted above.  Product gross margin decreased to 17.2% from 21.3% due primarily to a decrease in sales of proprietary software as well as decreases in sales of Telos manufactured technology solutions in Cyber Operations and Defense in Secure Networks deliverables.

Selling, general, and administrative expense (“SG&A”) increased by 9.1% to $8.5 million for the first quarter of 2012, from $7.8 million for the same period in 2011, primarily attributable to the increases in the amortization of intangible assets of $0.6 million, legal fees of $0.3 million, labor and other costs of $0.3 million, offset by a decrease in accrued bonuses of $0.4 million under the quarterly bonus pool as such accruals were deferred subject to achievement of subsequent quarterly targets by division business lines.

Operating income increased 35.4% to $5.5 million for the first quarter of 2012, from $4.1 million for the same period in 2011, due primarily to an increase of $2.2 million in gross profit resulting from a change in the mix of the solutions sold, offset by an increase of $0.7 million in SG&A expenses as noted above.

Interest expense increased 23.9% to $1.8 million for the first quarter of 2012, from $1.5 million for the same period in 2011, primarily due to accretion of ITL notes, and an increase in interest expense on the Facility.

Provision for income tax increased 27.0% to $1.7 million for the first quarter of 2012, from $1.4 million for the same period in 2011, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation increased 67.3% to $1.8 million for the first quarter of 2012, compared to $1.1 million for the same period in 2011, primarily attributable to the increase in operating income as discussed above.

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

Cash provided by operating activities was $2.1 million for the quarter ended March 31, 2012, compared to $7.6 million for the same period in 2011.  Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  Additionally, for the quarter ended March 31, 2012, net income was $2.0 million compared to net income of $1.3 million for the quarter ended March 31, 2011.

Cash used in investing activities was approximately $0.1 million each for the quarter ended March 31, 2012 and 2011, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the quarter ended March 31, 2012 was $1.8 million, compared to $7.4 million for the same period in 2011, primarily attributable to net proceeds from and repayments to the Facility for the quarter ended March 31, 2012 and 2011, respectively.

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

Senior Revolving Credit Facility

On May 17, 2010, we amended the Facility.  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of March 31, 2012, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

Index

As of March 31, 2012, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of March 31, 2012, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  The remaining balance of the term loan, or $6.4 million, and the revolving component of the Facility mature over the period 2012 through 2014.

At March 31, 2012, we had outstanding borrowings of $17.1 million on the Facility, which included the $6.8 million term loan, of which $0.4 million was short-term.   At December 31, 2011, we had outstanding borrowings of $17.9 million on the Facility, which included the $6.9 million term loan, of which $0.4 million was short-term.   At March 31, 2012 and December 31, 2011, we had unused borrowing availability on the Facility of $12.2 million and $5.3 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 7.3% for the three months ended March 31, 2012 and 2011, respectively.  The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 5.3% and 8.0% for the three months ended March 31, 2012 and 2011, respectively.

Subsequently on May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million. After obtaining the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, on or about May 18, 2012, we intend to redeem 26.7% of those shares with a carrying value of $2.2 million, for $2.0 million, which will result in a gain of approximately $0.2 million.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding will be 677 shares and 947 shares for Series A-1 and Series A-2, respectively.

Notes payable – IT Logistics, Inc.

  On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement with IT Logistics Inc., an Alabama corporation (“ITL”), and its sole stockholder, see Note 3 – Acquisition of IT Logistics, Inc.  We purchased certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the asset purchase agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrued on or after July 1, 2011, under certain contracts assumed by Telos.

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

At March 31, 2012, the outstanding balance of the $7 million note was $1.4 million.  Additionally, the $15 million subordinated promissory note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.2 million as of March 31, 2012.  The $15 million subordinated promissory note will be accreted to its face value over 60 months, when we estimate repayment.  We incurred interest expense in the amount of $4,000 on the $7 million note for the three months ended March 31, 2012.

Index

Redeemable Preferred Stock

 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $117.9 million and $116.9 million at March 31, 2012 and December 31, 2011, respectively.  We recorded dividends of $1.0 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2012, instruments held by Toxford Corporation ( “Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2012.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of March 31, 2012, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% matured on December 31, 2011.  In the aggregate, as of March 31, 2012, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

Index

Subsequently on May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million. After obtaining the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, on or about May 18, 2012, we intend to redeem 26.7% of those shares with a carrying value of $2.2 million, for $2.0 million, which will result in a gain of approximately $0.2 million.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding will be 677 shares and 947 shares for Series A-1 and Series A-2, respectively.

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at March 31, 2012 and December 31, 2011 was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

At March 31, 2012 and 2011, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $6.1 million and $7.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $78,000 and $100,000 for the three months ended March 31, 2012 and 2011, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Redemption Provisions

Since 1991, no dividends have been declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

We are parties with certain of our subsidiaries to the Facility agreement, whose term expires on May 17, 2014.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from March 31, 2012.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $77.7 million and $76.8 million as of March 31, 2012 and December 31, 2011, respectively, which was recorded as interest expense.

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

Index

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $109.6 million and $108.6 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2012 and December 31, 2011, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity

Our working capital was $17.9 million and $15.2 million as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, we had outstanding debt and long-term obligations of $151.6 million, consisting of $16.7 million under the Facility, $12.2 million notes payable to ITL, $4.7 million in capital lease obligations and $117.9 million in redeemable preferred stock classified as liability pursuant to ASC 480-10, and $0.1 million in other liabilities.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of March 31, 2012, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 7.3% for the three months ended March 31, 2012 and 2011, respectively.  The Facility had an outstanding balance of $17.1 million at March 31, 2012.

Index

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings

 Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the first quarter of 2012 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At March 31, 2012, total undeclared unpaid dividends accrued for financial reporting purposes are $6.1 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2012, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014, and instruments held by North Atlantic Smaller Companies Investment Trust PLC, the holder of 5.8% of the Senior Redeemable Preferred Stock, matured on December 31, 2011.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of March 31, 2012, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock, of which 3.1% matured on December 31, 2011.  In the aggregate, as of March 31, 2012, Mr. Porter and Toxford held a total of 763 shares and 1,069 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% of the outstanding shares and accrued dividends outstanding on October 31, 2005.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $77.7 million and $76.8 million in cash dividends as of March 31, 2012 and December 31, 2011, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of March 31, 2012 and December 31, 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company and Robert J. Marino, our Executive Vice President, Special Projects, have agreed to terminate that certain employment agreement, dated December 11, 2008, between the Company and Mr. Marino effective May 11, 2012.  Mr. Marino will remain an at-will employee of the Company and continue to receive an annual salary of $150,000 and the benefits and perquisites he currently receives.

Index

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10
Agreement, effective as of March 31, 2012, between Michael P. Flaherty and Telos Corporation (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on April 3, 2012).

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

Date: May 15, 2012	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer (Principal Financial and Accounting Officer)