Form 10-Q/A
period 2012-06-30
TELOS CORP
filed 2012-09-10
CIK 320121

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Telos Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*filed herewith

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2012	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)

3