Form 10-Q
period 2012-09-30
TELOS CORP
filed 2012-11-14
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

As of November 7, 2012, the registrant had outstanding 35,908,961 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Services	$47,401	$28,647	$142,097	$94,004
Products	19,515	24,335	35,586	48,100
	66,916	52,982	177,683	142,104
Costs and expenses
Cost of sales - Services	36,368	23,379	106,548	70,324
Cost of sales - Products	15,645	17,906	27,575	36,863
	52,013	41,285	134,123	107,187
Selling, general and administrative expenses	11,132	9,035	28,465	24,840
Operating income	3,771	2,662	15,095	10,077
Other income (expense)
Other income	236	40	493	320
Interest expense	(1,603)	(1,655)	(5,083)	(4,575)
Income before income taxes	2,404	1,047	10,505	5,822
Income tax (provision) benefit (Note 8)	(1,136)	137	(4,587)	(2,170)
Net income	1,268	1,184	5,918	3,652
Less: Net income attributable to non-controlling interest (Note 2)	(725)	(1,100)	(1,599)	(1,672)
Net income attributable to Telos Corporation	$543	$84	$4,319	$1,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$1,268	$1,184	$5,918	$3,652
Other comprehensive income (loss):
Foreign currency translation adjustments	----	10	(21)	(30)
Other comprehensive income (loss)	----	10	(21)	(30)
Comprehensive income	$1,268	$1,194	$5,897	$3,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets (Note 6)
Cash and cash equivalents	$208	$220
Accounts receivable, net of reserve of $331 and $375, respectively	38,474	36,946
Inventories, net of obsolescence reserve of $358 and $315, respectively	9,493	14,711
Deferred income taxes	423	423
Deferred program expenses	3,740	2,636
Other current assets	2,174	2,942
Total current assets (Note 6)	54,512	57,878
Property and equipment, net of accumulated depreciation of $22,633 and $20,994, respectively	3,985	4,847
Deferred income taxes, long-term	1,617	1,617
Goodwill	14,916	15,058
Other intangible assets	8,464	10,157
Other assets	315	280
Total assets (Note 6)	$83,809	$89,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 30, 2012	December 31, 2011
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 6)	$28,465	$21,947
Accrued compensation and benefits	8,470	8,091
Deferred revenue	3,931	4,387
Senior credit facility – short-term (Note 6)	375	375
Notes payable – short-term (Note 6)	----	3,478
Capital lease obligations – short-term	1,154	1,033
Other current liabilities	2,398	3,396
Total current liabilities	44,793	42,707

Senior revolving credit facility (Note 6)	6,532	17,501
Notes payable (Note 6)	12,547	12,056
Capital lease obligations	4,067	4,948
Senior redeemable preferred stock (Note 7)	3,973	8,227
Public preferred stock (Note 7)	111,496	108,628
Other liabilities	107	124
Total liabilities	183,515	194,191

Commitments and contingencies (Note 9)	----	----

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	103	103
Accumulated other comprehensive income	14	35
Accumulated deficit	(100,632)	(104,951)
Total Telos stockholders’ deficit	(100,437)	(104,735)
Non-controlling interest in subsidiary (Note 2)	731	381
Total stockholders’ deficit	(99,706)	(104,354)
Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$83,809	$89,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2012		2011
Operating activities:
Net income		$5,918	$3,652
Adjustments to reconcile net income to cash provided by operating activities:
Gain on redemption of senior preferred stock		(444)	(230)
Dividends of preferred stock as interest expense		3,058	3,125
Accretion of note payable		655	163
Depreciation and amortization		2,871	1,731
Amortization of debt issuance costs		54	54
Deferred income tax benefit		---	(159)
Other noncash items		32	58
Changes in other operating assets and liabilities		7,228	2,683
Cash provided by operating activities		19,372	11,077

Investing activities:
Acquisition of ITL		----	(8,000)
Purchases of property and equipment		(316)	(532)
Cash used in investing activities		(316)	(8,532)

Financing activities:
Proceeds from senior credit facility		181,289	187,915
Repayments of senior credit facility		(191,976)	(187,121)
Decrease in book overdrafts		1,410	2,134
Repayments of term loan		(282)	(281)
Repayments of note payable		(3,500)	(1,383)
Payments under capital lease obligations		(760)	(672)
Redemption of senior preferred stock		(4,000)	(2,070)
Distributions to Telos ID Class B membership unit – non-controlling interest		(1,249)	(1,021)
Cash used in financing activities		(19,068)	(2,499)

Effect of exchange rate changes on cash and cash equivalents		----	----

(Decrease) increase in cash and cash equivalents		(12)	46
Cash and cash equivalents at beginning of period		220	116

Cash and cash equivalents at end of period		$208	$162

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$1,381	$1,280
Income taxes		$4,995	$3,882

Noncash:
Interest on redeemable preferred stock		$3,058	$3,125
Acquisition financed through issuance of notes payable	$	----	$18,673

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment,” that amends the accounting guidance on goodwill impairment testing. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Substantially all of our contracts are contracts with the U.S. Government involving the complex delivery of technology products and services. Accordingly, these contracts are within the scope of the American Institute of Certified Public Accountants Audit and Accounting Guide for Audits of Federal Government Contractors. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs.

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

Regarding our deliverables of network solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within the Cyber Operations and Defense solutions area is our Emerging Technologies Group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within the Secure Networks and Emerging Technologies groups are generally sold as firm-fixed price (“FFP”) bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services related to the performance of such contracts, and as such fall within the scope of ASC 605-35 “Construction-Type and Production-Type Contracts”.  Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables.  Revenue is recognized based upon objective reliable evidence of fair value of the elements, such as upon delivery of the hardware product or other direct costs (“ODC”) and the ongoing maintenance. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials (“T&M”) services contracts based upon specified billing rates and other direct costs as incurred.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $9.9 million and $15.0 million as of September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

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

Other intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense for the three and nine months ended September 30, 2012 was $0.6 million and $1.7 million, respectively, and will be approximately $2.3 million per year for the next 4 years. Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of September 30, 2012, no impairment charges were taken.

Other intangible asset consists of the following:

	Cost	Accumulated Amortization
Other intangible asset	$11,286	$2,822
	$11,286	$2,822

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

	September 30, 2012	December 31, 2011
Cumulative foreign currency translation loss	$(39)	$(18)
Cumulative actuarial gain on pension liability adjustment	53	53
Accumulated other comprehensive income	$14	$35

Index

Note 2.	Sale of Assets

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by certain private equity investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $1.1 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, and $1.7 million and $2.5 million for the three and nine months ended September 30, 2011, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $0.7 million and $1.6 million profit for the three and nine months ended September 30, 2012, respectively, and $1.1 million and $1.7 million profit for the three and nine months ended September 30, 2011, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B members for the initial eighteen month period after the sale of Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions were to be made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  The Class B members received a total of $0.7 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Non-controlling interest, beginning of period	$683	$410	$381	$454
Net income	725	1,100	1,599	1,672
Distributions	(677)	(405)	(1,249)	(1,021)
Non-controlling interest, end of period	$731	$1,105	$731	$1,105

Index

Note 3.	Acquisition of IT Logistics, Inc.

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

Index

Note 4.	Investment in Enterworks

 As of September 30, 2012, we owned 671,301 shares of common stock, 729,732 shares of Series A-1 Preferred Stock, 1,793,903 shares of Series B-1 Preferred Stock, and 8,571,429 shares of Series D Preferred Stock of Enterworks, Inc. (“Enterworks”) and warrants to purchase 1,785,714 underlying common stock shares, representing a fully diluted ownership percentage of 8.2% of Enterworks.  Since our initial investment in Enterworks, we accounted for our investment under the equity method of accounting, due to our significant influence on Enterworks’ operations through our representation on the Board of Directors of Enterworks.  However, effective January 1, 2008, we discontinued the equity method of accounting for our investment in Enterworks due to our significantly diminished role in Enterworks’ operations.  We previously reduced the carrying value of our investment in Enterworks to zero.

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

As of September 30, 2012 and December 31, 2011, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

At September 30, 2012, there was a $15 million subordinated promissory note payable to the seller of ITL (see Note 3 – Acquisition of IT Logistics, Inc.), which was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.5 million and $12.1 million as of September 30, 2012 and December 31, 2011, respectively.

On April 8, 2011, 22.3% of the Senior Redeemable Preferred Stock was redeemed for $2.1 million, on May 16, 2012, 26.7% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, and on August 24, 2012, 36.0% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 7 – Redeemable Preferred Stock).  As of September 30, 2012 and December 31, 2011, the carrying value of the Senior Redeemable Preferred Stock was $4.0 million and $8.2 million, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with those disclosed as of December 31, 2011, adjusted for the redemption and accrual of dividends on the Senior Redeemable Preferred Stock.

As of September 30, 2012 and December 31, 2011, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $111.5 million and $108.6 million, respectively, and the estimated fair market value was $42.2 million and $65.3 million, respectively, based on quoted market prices.

Index

Note 6.	Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of September 30, 2012 and December 31, 2011, the accounts payable and other accrued payables consisted of $19.0 million and $16.0 million, respectively, in trade account payables and $9.5 million and $5.9 million, respectively, in accrued trade payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2012, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

On May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

As of September 30, 2012, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of September 30, 2012, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  The remaining balance of the term loan, or $6.3 million, and the revolving component of the Facility mature over the period 2012 through 2014.

At September 30, 2012, we had outstanding borrowings of $6.9 million on the Facility, which included the $6.7 million term loan, of which $0.4 million was short-term.   At December 31, 2011, we had outstanding borrowings of $17.9 million on the Facility, which included the $6.9 million term loan, of which $0.4 million was short-term.   At September 30, 2012 and December 31, 2011, we had unused borrowing availability on the Facility of $16.0 million and $5.3 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.4% and 6.6% for the nine months ended September 30, 2012 and 2011, respectively.

Index

The following are maturities of the Facility presented by year (in thousands):

	2012		2013		2014		Total
Short-term:
Term loan		$375	$	----	$	----	$375	1
Long-term:
Term loan	$	----		$375		$5,906	$6,281	1
Revolving credit		----		---		251	251	2
Subtotal	$	----		$375		$6,157	$6,532
Total		$375		$375		$6,157	$6,907

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of September 30, 2012, with fluctuating balances based on working capital requirements of the Company.

Note payable – IT Logistics, Inc.

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

At September 30, 2012, the $7 million payable in ten monthly payments had been fully paid.  We incurred interest expense in the amount of $0 and $4,000 on the $7 million payable in ten monthly payments for the three and nine months ended September 30, 2012, respectively.  Additionally, the Note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.5 million as of September 30, 2012.  The Note will be accreted to its face value over 60 months, when we estimate repayment.

Warranty Liability

We provide warranty services to our customers primarily in the network solutions deliverables of the Cyber Operations and Defense business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls.  Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of September 30, 2012 and December 31, 2011 was $0.5 million and $1.0 million, respectively.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2012, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2012.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2012, Mr. Porter individually held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2012, Mr. Porter and Toxford held a total of 359 shares and 502 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

Index

On August 24, 2012, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 36.0% of the Senior Redeemable Preferred Stock with a carrying value of $2.2 million was redeemed for $2.0 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%, which was recorded in other income on the condensed consolidated statements of operations.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively.

At September 30, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively.  At December 31, 2011, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

At September 30, 2012 and December 31, 2011, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $2.9 million and $6.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $49,000 and $191,000 for the three and nine months ended September 30, 2012, respectively, and $79,000 and $258,000 for the three and nine months ended September 30, 2011, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2012 and December 31, 2011 was 3,185,586.  The Public Preferred Stock trades over the OTC Bulletin Board and the OTCQB marketplace.

 Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

Index

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2012.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $79.6 million and $76.8 million as of September 30, 2012 and December 31, 2011, respectively.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million.  Had we accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  Section 2(a) of our Charter states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …”  Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock.  During the period in which we stated our intent to pay PIK dividends, we stated our intention to amend our Charter to permit such payment by the issuance of additional shares of Public Preferred Stock.  In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued.  This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

Index

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $111.5 million and $108.6 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2012 and December 31, 2011, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, dividends totaling $1.0 million and $3.1 million for each of the three and nine months ended September 30, 2012 and 2011, respectively, were accrued and reported as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 8.	Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three and nine months ended September 30, 2012 and 2011, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.  Accordingly, we recorded an approximately $1.1 million and $4.6 million income tax expense for the three and nine months ended September 30, 2012, respectively.  We recorded an approximately $0.1 million income tax benefit and $2.2 million income tax expense for the three and nine months ended September 30, 2011, respectively.

We implemented the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $429,000 and $400,000 of unrecognized tax benefits required to be recorded as of September 30, 2012 and December 31, 2011, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2008 to 2011, has not been extended beyond the applicable statute of limitations.

Note 9.	Commitments and Contingencies

Financial Condition and Liquidity

As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo.  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity; such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time.

Index

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $9.7 million and $15.2 million as of September 30, 2012 and December 31, 2011, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, Costa Brava Partnership III, L.P. (“Costa Brava”) and Wynnefield Small Cap Value, L.P., holders of our Public Preferred Stock,  are engaged in litigation against the Company,  its directors, and certain of its officers.

On September 7, 2012, the Court of Special Appeals of Maryland issued a decision in the pending appeal.  The court ruled that the wrong review standard was utilized by the circuit court in evaluating the conclusions of the Company’s special litigation committee in connection with the court’s consideration of the Company’s motion to dismiss the derivative claims.  The appeals court also determined that the circuit court’s dismissal of the shareholder oppression claim raised an issue of first impression under Maryland law.  With respect to both issues, the appeals court remanded the matter back to the circuit court for reconsideration and further proceedings.  The appeals court’s mandate was issued on October 9, 2012.  On October 24, 2012, the Company filed with the Court of Appeals of Maryland a Petition for Writ of Certiorari to the Court of Special Appeals of Maryland seeking review of both issues.

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

On September 10, 2012, the Company filed a Motion for Summary Judgment on the liability issue of several claims in the Company’s Counterclaim.  Also on September 10, 2012, the Plaintiffs filed a Motion for Summary Judgment with respect to aspects of the claims asserted by the Company in its Counterclaim.  Trial on the matter is scheduled to commence December 3, 2012.

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

Emmett Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $123,000 and $264,000 for the three and nine months ended September 30, 2012, respectively, and $77,000 and $242,000 for the three and nine months ended September 30, 2011, respectively.   Additionally, Mr. Wood owned 250,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of September 30, 2012.  Additionally, Mr. Emmett Wood entered into an employment agreement similar in form to the employment agreement attached as Exhibit 10.5 which has been ratified by the Board of Directors and made effective November 13, 2012.

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

On May 16, 2012 and August 24, 2012, the Company redeemed a total of 1,175 shares of Senior Redeemable Preferred Stock, including 405 shares and 567 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, the beneficial owners of 44.0% of our Class A Common Stock.  Subsequent to such redemption, Mr. Porter and Toxford beneficially held 359 shares and 502 shares of Series A-1 and Series A-2, respectively, or 82.7% of the Senior Redeemable Preferred Stock.

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

General

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions.  In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged.  Our IT solutions consist of the following:

•
Cyber Operations and Defense (formerly Secure Networks and Information Assurance) – Secure wired and wireless network solutions for Department of Defense (“DoD”) and other federal agencies.  We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions.  In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”) and incorporated such assets into our Secure Networks business solutions.  Software products and consulting services automate, streamline, and enforce IT security and risk management processes enterprise-wide.  We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

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

Backlog

Our total backlog was $591.2 million and $636.8 million at September 30, 2012 and 2011, respectively. Backlog was $609.6 million at December 31, 2011.

Such backlog amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of September 30, 2012 and 2011 was $105.5 million and $174.7 million, respectively.  Funded backlog was $124.2 million at December 31, 2011.

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

Index

We provide different solutions and revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is a GWAC-like (government-wide acquisition contracts) IDIQ (indefinite delivery/indefinite quantity) contract, therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The NETCENTS contract was awarded in 2004 and has been modified 36 times since that time, including numerous modifications to extend the period of performance. The contract itself does not award any revenue and it states that the contract is for an indefinite delivery and indefinite quantity. While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including blanket purchase agreements under our GSA schedule.

The principal element of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2012 and 2011 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.7	77.9	75.5	75.4
Selling, general, and administrative expenses	16.6	17.1	16.0	17.5

Operating income	5.7	5.0	8.5	7.1

Other income	0.3	0.1	0.3	0.2
Interest expense	(2.4)	(3.1)	(2.9)	(3.2)

Income before income taxes	3.6	2.0	5.9	4.1
Income tax (provision) benefit	(1.7)	0.3	(2.6)	(1.5)
Net income	1.9	2.3	3.3	2.6
Less: Net income attributable to non-controlling interest	(1.1)	(2.1)	(0.9)	(1.2)
Net income attributable to Telos Corporation	0.8%	0.2%	2.4%	1.4%

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenue increased by 26.3% to $66.9 million for the third quarter of 2012, from $53.0 million for the same period in 2011. Such increase primarily consists of an increase of $17.2 million in sales from the U.S. Air Force NETCENTS contract.  Services revenue increased to $47.4 million for the third quarter of 2012 from $28.6 million for the same period in 2011, primarily attributable to increases in sales of $17.6 million of Cyber Operations and Defense network solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $1.1 million of Cyber Operations and Defense information assurance deliverables, $0.6 million of Identity Management solutions, offset by a decrease in sales of $0.5 million of Secure Communications solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables, but this is not currently indicative of a trend.  Product revenue decreased to $19.5 million for the third quarter of 2012 from $24.3 million for the same period in 2011, primarily attributable to decreases in sales of $4.1 million of Identity Management solutions, $0.3 million of Cyber Operations and Defense network solutions deliverables, $0.2 million of Cyber Operations and Defense information assurance deliverables, and $0.2 million of Secure Communications solutions.

Index

Cost of sales increased by 26.0% to $52.0 million for the third quarter of 2012 from $41.3 million for the same period in 2011, primarily due to an increase in revenue of $13.9 million.  Cost of sales for services increased by $13.0 million; and as a percentage of services revenue decreased by 4.9%, due to a change in the mix and nature of the programs including an increase in certain Telos-installed solutions in Cyber Operations and Defense network solutions deliverables under NETCENTS.  Cost of sales for product decreased by $2.3 million, and as a percentage of product revenue increased by 6.6%, primarily due to decreases in product revenue for Telos-manufactured technology solutions under NETCENTS and a decrease in sales of proprietary software.  The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 27.4% to $14.9 million for the third quarter of 2012 from $11.7 million for the same period in 2011.  Gross margin increased to 22.3% in the third quarter of 2012, from 22.1% for the same period in 2011.  Services gross margin increased to 23.3% from 18.4% due primarily to a change in program mix during the period as noted above.  Product gross margin decreased to 19.8% from 26.4% due primarily to a decrease in sales of proprietary software.

Selling, general and administrative expense increased by 23.2% to $11.1 million for the third quarter of 2012, from $9.0 million for the same period in 2011, primarily attributable to the increases in legal fees of $0.7 million, accrued bonuses of $1.1 million which were subject to achievement of performance targets, labor costs of $0.7 million, offset by a decrease in trade show expenses of $0.2 million.

Operating income increased by 41.7% to $3.8 million for the third quarter of 2012, from $2.7 million for the same period in 2011, due primarily to an increase of $3.2 million in gross profit resulting from a change in the mix of the solutions sold.

Interest expense decreased by 3.1% to $1.6 million for the third quarter of 2012, from $1.7 million for the same period in 2011, primarily due to a decrease in accrued dividends attributable to the redemption of senior preferred stock, offset by the accretion of the ITL note.

Income tax expense increased to $1.1 million for the third quarter of 2012, from $0.1 million of income tax benefit for the same period in 2011, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation increased to $0.5 million for the third quarter of 2012, compared to $0.1 million for the same period in 2011, primarily attributable to the increase in operating income as discussed above.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenue increased by 25.0% to $177.7 million for the nine months ended September 30, 2012 from $142.1 million in the same period in 2011. Such increase primarily consists of an increase of $35.5 million in sales from the U.S. Air Force NETCENTS contract.  Services revenue increased to $142.1 million for the nine months ended September 30, 2012 from $94.0 million for the same period in 2011, primarily attributable to increases in sales of $40.3 million of Cyber Operations and Defense network solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $6.6 million of Cyber Operations and Defense information assurance deliverables, and $1.7 million of Identity Management solutions, offset by a decrease in sales of $0.5 million of Secure Communications solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables, but this is not currently indicative of a trend.  Product revenue decreased to $35.6 million for the nine months ended September 30, 2012 from $48.1 million for the same period in 2011, primarily attributable to a decrease in sales of $9.5 million in Telos-manufactured technology solutions of Cyber Operations and Defense network solutions deliverables, $3.4 million of Identity Management solutions, $0.2 million of Secure Communications solutions,  offset by an increase in proprietary software sales of $0.6 million of Cyber Operations and Defense information assurance deliverables.

Cost of sales increased by 25.1% to $134.1 million for the nine months ended September 30, 2012 from $107.2 million for the same period in 2011, due primarily to the increase in services sales as discussed above.

Index

Gross profit increased by 24.8% to $43.6 million for the nine months ended September 30, 2012 from $34.9 million compared to the same period in 2011, due primarily to the change in the mix of the solutions sold.  Gross margin decreased by 0.1% to 24.5% for the nine months ended September 30, 2012, from 24.6% in the same period in 2011.

Selling, general and administrative expense increased by 14.6% to $28.5 million for the nine months ended September 30, 2012 from $24.8 million for the same period in 2011, primarily due to increases in the amortization of intangible assets of $1.1 million, legal fees of $1.5 million, labor costs of $1.0 million, and accrued bonuses of $0.6 million which were subject to achievement of performance targets, offset by decreases in outside services of $0.3 million and trade show expenses of $0.2 million.

Operating income increased by 49.8% to $15.1 million for the nine months ended September 30, 2012, from $10.1 million for the same period in 2011, due primarily to the increase in gross profit as noted above.

Interest expense increased by 11.1% to $5.1 million for the nine months ended September 30, 2012, from $4.6 million for the same period in 2011, primarily due to accretion of the ITL notes, an increase in interest expense on the Facility, offset by a decrease in accrued dividends attributable to the redemption of senior preferred stock.

Income tax expense increased to $4.6 million for the nine months ended September 30, 2012, from $2.2 million for the same period in 2011, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the nine month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation increased to $4.3 million for the nine months ended September 30, 2012, compared to $2.0 million for the same period in 2011, primarily attributable to the increase in operating income as discussed above.

Liquidity and Capital Resources

As described in more detail below, we maintain a revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity; such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Management believes that the Company’s borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Cash provided by operating activities was $19.4 million for the nine months ended September 30, 2012, compared to $11.1 million for the same period in 2011.  Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  Additionally, for the nine months ended September 30, 2012, net income was $5.9 million compared to net income of $3.7 million for the nine months ended September 30, 2011.

Cash used in investing activities was approximately $0.3 million and $8.5 million for the nine months ended September 30, 2012 and 2011, respectively, due to the acquisition of ITL in July 2011.

Index

Cash used in financing activities for the nine months ended September 30, 2012 was $19.1 million, primarily attributable to the redemption of $4.0 million of the Company’s senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”), repayments of a note payable of $3.5 million, net repayments to the Facility of $9.3 million, repayment of a term loan of $0.3 million, payments under capital lease obligations of $0.8 million, and distributions of $1.2 million to the Class B Member of Telos ID.  Cash used in financing activities for the nine months ended September 30, 2011 was $2.5 million, primarily attributable to the redemption of $2.1 million of the Senior Redeemable Preferred Stock, repayments of a note payable of $1.4 million, distributions of $1.0 million to the Class B Member of Telos ID, payments under capital lease obligations of $0.7 million, and repayment of a term loan of $0.3 million, offset by net proceeds of $2.9 million from the Facility.

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

Senior Revolving Credit Facility

On May 17, 2010, we amended the Facility with Wells Fargo.  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2012, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

On May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

As of September 30, 2012, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of September 30, 2012, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  The remaining balance of the term loan, or $6.3 million, and the revolving component of the Facility mature over the period 2012 through 2014.

Index

At September 30, 2012, we had outstanding borrowings of $6.9 million on the Facility, which included the $6.7 million term loan, of which $0.4 million was short-term.   At December 31, 2011, we had outstanding borrowings of $17.9 million on the Facility, which included the $6.9 million term loan, of which $0.4 million was short-term.   At September 30, 2012 and December 31, 2011, we had unused borrowing availability on the Facility of $16.0 million and $5.3 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.4% and 6.6% for the nine months ended September 30, 2012 and 2011, respectively.  The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 5.7% and 7.1% for the nine months ended September 30, 2012 and 2011, respectively.

Note payable – IT Logistics, Inc.

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

At September 30, 2012, the $7 million payable in ten installments had been fully paid.  We incurred interest expense in the amount of $0 and $4,000 on the $7 million payable in ten installments for the three and nine months ended September 30, 2012, respectively.  Additionally, the Note was recorded at its fair value of $11.7 million and has been accreted to its current carrying value of $12.5 million as of September 30, 2012.  The Note will be accreted to its face value over 60 months, when we estimate repayment.

Redeemable Preferred Stock

 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $115.5 million and $116.9 million at September 30, 2012 and December 31, 2011, respectively.  We recorded dividends of $1.0 million and $3.1 million for each of the three and nine months ended September 30, 2012 and 2011, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Index

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2012, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock under certain conditions, the most significant being the redemption at a discount from par value of at least 10%.  In accordance with the terms of the Senior Redeemable Preferred Stock, however, any redemption must be pro rata among the holders of the Senior Redeemable Preferred Stock unless such holders waive their rights to have their shares redeemed.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2012.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2012, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2012, Mr. Porter and Toxford held a total of 359 shares and 502 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

On August 24, 2012, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 36.0% of the Senior Redeemable Preferred Stock with a carrying value of $2.2 million was redeemed for $2.0 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%, which was recorded in other income on the condensed consolidated statements of operations.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively.

At September 30, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively.  At December 31, 2011, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 923 shares and 1,292 shares for Series A-1 and Series A-2, respectively.

Index

At September 30, 2012 and December 31, 2011, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $2.9 million and $6.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $49,000 and $191,000 for the three and nine months ended September 30, 2012, respectively, and $79,000 and $258,000 for the three and nine months ended September 30, 2011, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Redemption Provisions

Since 1991, no dividends have been declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within twelve months from September 30, 2012.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, the Company has accrued $79.6 million and $76.8 million as of September 30, 2012 and December 31, 2011, respectively, which was recorded as interest expense.

The carrying value of the accrued Paid-in-Kind (“PIK”) dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million.  Had we accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  Section 2(a) of our Charter states, “Any dividends payable with respect to the Exchangeable Preferred Stock (“Public Preferred Stock”) during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …”  Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock.  During the period in which we stated our intent to pay PIK dividends, we stated our intention to amend our Charter to permit such payment by the issuance of additional shares of Public Preferred Stock.  In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued.  This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $111.5 million and $108.6 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2012 and December 31, 2011, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index

Borrowing Capacity

Our working capital was $9.7 million and $15.2 million as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, we had outstanding debt and long-term obligations of $138.7 million, consisting of $6.5 million under the Facility, a $12.5 million note payable to ITL, $4.1 million in capital lease obligations and $115.5 million in redeemable preferred stock classified as liability pursuant to ASC 480-10, and $0.1 million in other liabilities.

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

We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of September 30, 2012, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.4% and 6.6% for the nine months ended September 30, 2012 and 2011, respectively.  The Facility had an outstanding balance of $6.9 million at September 30, 2012.

Item 4.	Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

 Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes in the third quarter of 2012 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At September 30, 2012, total undeclared unpaid dividends accrued for financial reporting purposes are $2.9 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.  Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2012, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2012, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2012, Mr. Porter and Toxford held a total of 359 shares and 502 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $79.6 million and $76.8 million in cash dividends as of September 30, 2012 and December 31, 2011, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of September 30, 2012 and December 31, 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 5.	Other Information

On November 12, 2012, the Company entered into revised employment agreements, effective November 13, 2012, with certain of its executive officers, including (a) John B. Wood, the Company’s President, Chief Executive Officer and Chairman of its Board of Directors, (b) Mr. Edward J. Williams, the Company’s Executive Vice President and Chief Operating Officer, (c) Ms. Michele Nakazawa, the Company’s Executive Vice President and Chief Financial Officer, and (d) Mr. Brendan D. Malloy, the Company’s Senior Vice President – Cyber Operations and Defense.  Except as otherwise described below, the revised agreements are substantially similar to the prior employment agreements between the Company and each of these executive officers.  The following description of the agreements is a summary, is not complete, and is qualified in its entirety by reference to the agreements filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Upon a “change in control” (as defined in the employment agreements) of the Company, each of the executives would be entitled to a lump-sum payment in the following amounts:

•
in the case of Mr. Wood, (1) the amount of monthly salary that Mr. Wood was being paid as of the date of his termination of employment times 24 months, plus (2) two times the annual average of the bonuses earned or to be earned for the current year (i.e., the year in which the change of control occurs) and the two prior years;

•
in the case of Mr. Williams and Ms. Nakazawa, (1)  the amount of monthly salary that such executive was being paid as of the date of his or her termination of employment times 18 months, plus (2) one and one-half (1.5) times the annual average of the bonuses earned or to be earned for the current year and the two prior years;

•
in the case of Mr. Malloy and certain other executive officers of the Company, including Mr. Emmett Wood, the brother of the Company's CEO John Wood, the amount of monthly salary that such executive was being paid as of the date of his or her termination of employment times 18 months.

For purposes of calculating the amounts payable to Mr. Wood, Mr. Williams, and Ms. Nakazawa, the bonus amount for the current year is equal to amount earned or scheduled to be earned as if the bonus targets set in the bonus plan have been met.  For purposes of the employment agreements, a “change in control” means an occasion upon which (1) any one person, or more than one person acting as a group, (other than a member of the Board of Directors or fiduciary holding securities under an employee benefit plan of the Company or a corporation controlled by the Company) directly or indirectly acquires securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities during the 12-month period ending on the date of the most recent acquisition of the Company’s securities by such person or persons, (2) during any period of twelve consecutive months, a majority of the members of the Board of Directors is replaced by directors whose appointment or election is not endorsed by a majority of the members of the Board of Directors before the date of the appointment or election, or (3) any one person or more than one person acting as a group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) all, or substantially all, of the Company’s assets.  The foregoing lump-sum payments will be made contemporaneously with the consummation of the transaction or the election of directors that constitutes the change in control.

Index

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1*	Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood.
10.2*	Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Edward L. Williams.
10.3*	Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Michele Nakazawa.
10.4*	Amendment to Employment Agreement, dated as of November 12, 2012, between the Company and Brendan D. Malloy.
10.5*	Form of Employment Agreement between the Company and six of its executive officers.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith
**	in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer (Principal Financial and Accounting Officer)