Form 10-K
period 2012-12-31
TELOS CORP
filed 2013-04-01
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8443

TELOS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

19886 Ashburn Road, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012:  Not applicable

As of March 23, 2013, the registrant had outstanding 35,908,961 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 13, 2013.

Item	Page

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	59
	Signatures	61

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

Overview

Telos Corporation, together with its subsidiaries , (the “Company” or “Telos” or “We”) is an information technology leader focused on designing and providing advanced technologies to deliver solutions that empower and protect the world’s most demanding enterprises. We empower our customers with secure solutions that leverage mobile communication and real-time collaboration.  We protect vital assets that include the critical operational and tactical systems of our customers so that they can safely conduct their global missions. Our customer base consists primarily of military, intelligence and civilian agencies of the federal government and NATO allies around the world.

We generate approximately 82.7% of our revenues by delivering these solutions at a fixed price to our customers.  This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers.  We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

While we were incorporated in 1971, we liquidated and/or sold our original businesses and refocused on delivering secure solutions beginning in 1997.  Our Company includes Telos Corporation, Xacta Corporation, Teloworks, Inc. and a 60% interest in Telos Identity Management Solutions, LLC (“Telos ID”).  In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”), see Note 3 – Acquisition of IT Logistics, Inc. to the consolidated financial statements.

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

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software (“Xacta”). Our Xacta solution is the dominant provider of continuous certification and is used throughout the Department of Defense, intelligence communities and civilian government.  To date, we have performed over 4,200 certifications and our product has been adopted as the risk management framework for numerous enterprises.

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

Through an exclusive subcontractor relationship with Telos ID, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities.  Among these programs is the premier federal identity application, which has issued almost 30,000,000 smart card based secure credentials for active and retired military, military dependents and contractors.  Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters.  This system has captured over 377,000,000 scans with more than 146,000 deployed contractors.

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

•
Telos ID (formerly Identity Management) – End-to-end logical and physical security from the gate to the network.  Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

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

Telos and Xacta are trademarks of Telos Corporation.  Telos ID is a trademark of Telos Identity Management Solutions, LLC.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACs”) which are generally firm fixed-priced or time-and-materials contracts.   For 2012, 2011, and 2010, the Company’s revenue derived from firm fixed-price contracts was 82.7%, 88.8%, and 82.8%, respectively, and time-and-material contracts was 17.3%, 11.2%, and 17.2%, respectively.

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

Our  IT solutions primarily involve the design and integration of commercial off-the-shelf IT products into integrated solutions deliverables. Such equipment is generally available from several sources, although several factors including technical specifications, proprietary or brand-specific equipment requirements, or contractual channel agreements may limit the availability of sourcing options. We utilize more than 300 vendors as direct materials suppliers, subcontractors, and service providers. The vendors utilized in any given measurement period vary based on the mix and the timing of the solutions delivered, but typically our contracts are a smaller subset that comprises the majority of the direct cost of sales on an annual basis. Therefore, while a smaller subset of suppliers, subcontractors, and service providers may be employed to deliver the majority of the revenue for a particular period, were there to be an unforeseen disruption to one of these vendors, the delay would likely be short-term in nature due to the existence of alternate sourcing options.

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Revenue by customer sector for the last three fiscal years is as follows:

	2012		2011		2010
			(dollar amounts in thousands)

Federal	$224,010	99.1%	$188,162	99.1%	$220,017	97.4%
Commercial	2,086	0.9%	1,726	0.9%	5,780	2.6%

Total	$226,096	100.0%	$189,888	100.0%	$225,797	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners. In addition, we host a conference, Security Solutions, which is a unique, three-day learning and information-sharing event that consistently attracts top security professionals from all military branches, government agencies, and the intelligence field.

Our People and Culture

As of December 31, 2012, we employed 560 people, which includes 39 from Teloworks, and 74 from Telos ID.  Of our employees, 417 hold security clearances of secret or higher.

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

At December 31, 2012 and 2011, we had total backlog from existing contracts of approximately $581.3 million and $609.6 million, respectively.  Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2012 and 2011 was $99.1 million and $124.2 million, respectively.

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
Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process.  In each of the past three years, substantially all of our net sales were to the U.S. Government, particularly the Department of Defence (“DoD”). U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated.

The ongoing congressional budget negotiation and implementation of the March 1, 2013 budget sequester have produced significant uncertainty with respect to future government programs and funding.
Uncertainty among our government customer organizations over the timing and implementation of the sequestration of appropriations in government fiscal year 2013 imposed by the Budget Control Act of 2011 (Budget Act) are likely to produce delays in awards of future contracts.  While we understand customers have started to plan for sequestration, the specific effects of sequestration are not yet available and cannot be determined by us.  The automatic across-the-board cuts from sequestration would approximately double the amount of the ten-year $487 billion reduction in defense spending that began in government fiscal year 2012 already required by the Budget Act.  As described above, a significant decrease in U.S. Government defense spending or changes in spending allocation as a result of the budget sequester may likely result in one or more of our programs being reduced, delayed or terminated. Such reductions in our existing programs may adversely affect our ability to sustain and grow our future sales and earnings.

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
We operate in industry segments that are diverse.  Based upon our current market analysis, there is no single company or small group of companies in a dominant competitive position.  Some large competitors offer capabilities in a number of markets that overlap many of the same areas in which we offer services, while certain companies are focused upon only one or a few of such markets.  Some of the firms that compete with us in multiple areas include:  Northrop Grumman, Lockheed Martin and General Dynamics.  In addition, we compete with smaller specialty companies, including risk and compliance management companies, organizational messaging companies, and security consulting organizations, and companies that provide secure network offerings.  If we do not compete effectively, we may suffer price reductions, reduced gross margins, and loss of market share.

Some of our security solutions have lengthy sales and implementation cycles, which could impact significantly our results of operations if projected orders are not realized.
We market the majority of our security solutions directly to U.S. Government customers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our services can be lengthy. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

Our business could be negatively affected by cyber or other security threats or other disruptions.
As a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises.  We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our company sensitive information, as do our customers, suppliers, subcontractors and joint venture partners.  We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.  Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are adequate.  The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information.  If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures.  Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.  Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, our future financial results, or our reputation.

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

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.  As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements.  For a description of our current legal proceedings, see Note 14 – Commitments and Contingencies to the consolidated financial statements.

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

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID’s corporate headquarters.  This sublease will expire on December 31, 2013.

We lease additional office space in seven separate facilities located in Alabama, California, Colorado, Maryland, Mississippi, and New Jersey under various leases expiring through July of 2016.

We believe that the current space is substantially adequate to meet our operating requirements.

Item 3.	Legal Proceedings

Information regarding legal proceedings may be found in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 1, 2013, there were 199 holders of our Class A Common Stock and 10 holders of our Class B Common Stock.  We have not paid dividends on either class of our Common Stock during the last two fiscal years.  For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 7 – Current Liabilities and Debt Obligations to the Consolidated Financial Statements.

No public market exists for our Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”).  See Note 8 – Redeemable Preferred Stock to the Consolidated Financial Statements.

Our 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) trades over the OTC Bulletin Board and the OTCQB marketplace.  See Note 8 – Redeemable Preferred Stock to the Consolidated Financial Statements.

As of December 31, 2012, there were 35,908,961 Class A and 4,037,628 Class B Common shares issued and outstanding.

Item 6.	Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS
	Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Sales	$226,096	$189,888	$225,797	$275,681	$217,067
Operating income	17,700	12,687	15,006	13,713	14,613
Income before income taxes	16,725	6,741	8,952	6,572	7,103
Net income attributable to Telos Corporation	7,435	1,454	3,047	1,277	10,688

FINANCIAL CONDITION
	As of December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Total assets	$79,156	$89,837	$74,804	$104,927	$62,701
Senior credit facility, long-term (1)	18,559	17,501	13,786	9,198	12,162
Senior subordinated debt (1)	----	----	----	4,179	4,179
Note payable (1)	----	12,056	----	----	----
Capital lease obligations, long-term (2)	3,803	4,948	5,950	6,896	7,559
Senior redeemable preferred stock (3)	4,010	8,227	10,190	10,294	9,871
Public preferred stock (3)	112,451	108,628	104,806	100,983	97,160

(1)      See Note 7 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.

(2)      See Note 11 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.

(3)      See Note 8 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions.  Our IT solutions consist of the following:

•
Cyber Operations and Defense (formerly Secure Networks and Information Assurance) – Secure wired and wireless network solutions for Department of Defense (“DoD”) and other federal agencies.  We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions.  In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”) and incorporated such assets into our Secure Networks business solutions.  Our software products and consulting services automate, streamline, and enforce IT security and risk management processes enterprise-wide.  We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

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

•
Telos ID (formerly Identity Management) – End-to-end logical and physical security from the gate to the network.  Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, goodwill and intangible assets, income taxes, contingencies and litigation, and assumptions used in evaluating potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock.  Actual results could differ from those estimates.

The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition
Revenues are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605-10-S99.  We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables,” which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices.  This determination is made first by employing vendor-specific objective evidence (“VSOE”), to the extent it exists, then third-party evidence (“TPE”) of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical.  Therefore we do not utilize TPE.  If VSOE and TPE are not determinable, we use our best estimate of selling price (“ESP”) as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable.  Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on VSOE.  VSOE is defined by ASC 985-605, “Software Revenue Recognition,” and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority.  When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method.  If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered.  PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period. Software arrangements requiring significant production, modification, or customization of the software are accounted for in accordance with ASC 605-35 “Construction-Type and Production-Type Contracts”.

We may use subcontractors and suppliers in the course of performing on contracts and under certain contracts we provide supplier procurement services and materials for our customers.  Some of these arrangements may fall within the scope of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense (formerly Secure Networks and Information Assurance):

In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged.

Regarding our deliverables of secure network solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within our  Cyber Operations and Defense solutions area is our Emerging Technologies Group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within the Cyber Operations and Defense and Emerging Technologies groups are generally sold as firm-fixed price (“FFP”) bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials (“T&M”) services contracts based upon specified billing rates and other direct costs as incurred.

Regarding our information assurance deliverables, we provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, “Software Revenue Recognition,” as fully discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee (“CPFF”) contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

Secure Communications (formerly Secure Messaging) – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System (“AMHS”), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For cost plus fixed fee (“CPFF”) contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Telos ID (formerly Identity Management) – We provide our identity assurance and access management solutions and services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99.  Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment.  In the event of a change in total estimated contract cost or profit, the cumulative effect of a change is recorded in the period the change in estimate occurs. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs, or costs are deferred as appropriate under the terms of a particular contract. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding overhead and general and administrative expense, is recorded in the period in which the loss is first estimated.

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

Goodwill and other intangible assets
We evaluate the impairment of goodwill and intangible assets in accordance with ASC 350, “Goodwill and Intangible Assets,”  which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis.  Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of October 1st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense (“CO&D”), Secure Communications, and Telos ID, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2012. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.   We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.   If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations.  Goodwill is amortized and deducted over a 15-year period for tax purposes.

To date intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.    Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2012, no impairment charges were taken.

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

Results of Operations
We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Our revenues are generated from a number of contract vehicles and task orders.  Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We  believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts.  Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices.  Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2012, 2011, and 2010, the Company’s revenue derived from firm fixed-price was 82.7%, 88.8%, and 82.8%, respectively, and time-and-material contracts was 17.3%, 11.2%, and 17.2%, respectively.

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is a GWAC-like IDIQ contract, therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The NETCENTS contract was awarded in 2004 and has been modified 38 times since that time, including numerous modifications to extend the period of performance. The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including blanket purchase agreements under our GSA schedule.

Statement of Operations Data
The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	(dollar amounts in thousands)

Revenue	$226,096	100.0%	$189,888	100.0%	$225,797	100.0%
Cost of sales	171,290	75.8	142,345	74.9	178,497	79.1
Selling, general and administrative expenses	37,106	16.4	34,856	18.4	32,294	14.3
Operating income	17,700	7.8	12,687	6.7	15,006	6.6
Other income (expenses):
Gain on early extinguishment of debt	5,187	2.3	----	----	----	----
Non-operating income	470	0.2	319	0.2	174	0.1
Interest expense	(6,632)	(2.9)	(6,265)	(3.3)	(6,228)	(2.8)
Income before income taxes	16,725	7.4	6,741	3.6	8,952	3.9
Provision for income taxes	(7,230)	(3.2)	(3,238)	(1.7)	(4,708)	(2.1)
Net income	9,495	4.2	3,503	1.9	4,244	1.8
Less: Net income attributable to non-controlling interest	(2,060)	(0.9)	(2,049)	(1.1)	(1,197)	(0.5)
Net income attributable to Telos Corporation	$7,435	3.3%	$1,454	0.8%	$3,047	1.3%

Results of Operations

Years ended December 31, 2012, 2011, and 2010
Revenue.  Revenue increased by 19.1% to $226.1 million for 2012 from $189.9 million for 2011.  Such increase is primarily attributable to increased sales from the U.S. Air Force NETCENTS contract.  Services revenue increased by 41.8% to $177.3 million for 2012 from $125.0 million for 2011, primarily attributable to increases in sales of $43.9 million of Cyber Operations and Defense network solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $8.0 million of Cyber Operations and Defense information assurance deliverables, $2.5 million of Identity Management solutions, offset by a decrease in sales of $2.1 million of Secure Communications solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue for 2012 decreased by 24.8% to $48.8 million from $64.9 million for 2011, primarily attributable to decreases in sales of $10.4 million of Cyber Operations and Defense network solutions deliverables, $5.6 million of Identity Management solutions, $0.2 million of Secure Communications solutions, offset by an increase in sales of $0.1 million of Cyber Operations and Defense information assurance deliverables.

Revenue decreased by 15.9% to $189.9 million for 2011 from $225.8 million for 2010.  Such decrease is primarily attributable to decreased sales from the U.S. Air Force NETCENTS and U.S. Army ADMC-2 contracts.  Services revenue increased by 1.7% to $125.0 million for 2011 from $122.9 million for 2010, primarily attributable to increases in revenue of $8.9 million Cyber Operations and Defense network solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, including an increase of $2.1 million in net agency revenue which is a direct result of continued emphasis on selling solutions and services while outsourcing product sales, $0.3 million of Secure Communications solutions, offset by decreases in sales of $6.8 million of Cyber Operations and Defense information assurance deliverables, and $0.3 million of Identity Management solutions.  Product revenue for 2011 decreased by 36.9% to $64.9 million from $102.9 million for 2010, attributable to a decrease in sales of $43.1 million of Cyber Operations and Defense network solutions deliverables primarily due to a continued emphasis on selling solutions and services while outsourcing product sales in keeping with our focus as described above,  and a decrease in sales of Telos manufactured technology solutions, as well as decreases in sales of $2.1 million of Cyber Operations and Defense information assurance deliverables, and $1.1 million of Secure Communications solutions, offset by an increase in sales of Identity Management solutions of $8.3 million.

Cost of sales.  Cost of sales increased by 20.3% to $171.3 million for 2012 from $142.3 million for 2011 as a result of increases in revenue.  Cost of sales for services increased by $40.6 million; and as a percentage of services revenue increased by 1.3%, due to a change in the mix and nature of the programs including an increase in certain Telos-installed solutions in Cyber Operations and Defense network solutions deliverables under NETCENTS.  Cost of sales for product decreased by $11.6 million, and as a percentage of product revenue increased by 2.1%, primarily due to decreases in product revenue for Telos-manufactured technology solutions under NETCENTS.  The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Cost of sales decreased by 20.3% to $142.3 million for 2011 from $178.5 million for 2010 as a result of decreases in revenue, primarily product revenue from Telos manufactured technology solutions and resold products under NETCENTS and ADMC-2. This was a direct result of continued emphasis on selling solutions and services while outsourcing product sales.

Gross profit.  Gross profit increased by 15.3% to $54.8 million for 2012 from $47.5 million for 2011.  Gross margin decreased 0.9% to 24.2% for 2012 from 25.1% for 2011, due to various changes in the mix of contracts in all business lines, primarily solutions delivery in the Cyber Operations and Defense business line and continued emphasis on selling solutions while outsourcing product sales.

Gross profit increased by 0.6% to $47.6 million for 2011 from $47.3 million for 2010.  Gross margin increased 4.2% to 25.1% for 2011 from 20.9% for 2010, due to various changes in the mix of contracts in all business lines, primarily solutions delivery in Cyber Operations and Defense business line and continued emphasis on selling solutions while outsourcing product sales.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses increased 6.5% to $37.1 million for 2012 from $34.9 million for 2011.  Such increase is primarily attributable to increases in legal fees of $2.0 million, amortization of intangible assets of $1.1 million, offset by decreases in bonuses of $0.6 million, and trade shows expenses of $0.3 million.

Selling, general, and administrative expenses increased 7.9% to $34.9 million for 2011 from $32.3 million for 2010.  Such increase is primarily attributable to increases in the amortization of intangible assets of $1.1 million, bonuses of $0.6 million, labor and other costs of $0.4 million, and consulting fees of $0.5 million.

Interest expense.  Interest expenses increased 5.9% to $6.6 million for 2012 from $6.3 million for 2011, primarily due to an increase in interest expense due to accretion on notes payable to ITL as a result of the ITL acquisition, offset by a reduction of interest expense due to the partial redemption of the senior redeemable preferred stock.

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

	December 31,
	2012	2011	2010
	(amounts in thousands)
Commercial and subordinated note interest incurred	$1,786	$1,745	$1,987
Preferred stock interest accrued	4,051	4,159	4,241
ITL note accretion	795	361	----
Total	$6,632	$6,265	$6,228

Provision for income taxes.  Provision for income taxes increased to $7.2 million for 2012 from $3.2 million for 2011, primarily due to an increase in pretax income, and changes in book and tax basis of goodwill due to the early extinguishment of the ITL Note.  Provision for income taxes decreased to $3.2 million for 2011 from $4.7 million for 2010, primarily due to a decrease in pretax income.

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

Cash provided by operating activities was $16.1 million for the year ended December 31, 2012, compared to cash provided by operating activities of $14.9 million for 2011.  Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  In 2012, net income was $11.1 million, which included $5.2 million gain from early extinguishment of the ITL note, and $2.3 million of amortization of intangible assets resulting from the ITL acquisition.  In 2011, net income was $3.5 million, which primarily included $1.1 million of amortization of intangible assets resulting from the ITL acquisition. In 2010, net income was $4.2 million, which included $1.5 million of deferred income tax provision primarily resulting from the realization of alternative minimum tax credit.

Cash used in investing activities for the year ended December 31, 2012 was $0.6 million, which consisted of the purchases of property and equipment.  Cash used in investing activities for the year ended December 31, 2011 was $8.6 million, which primarily consisted of the $8.0 million initial payment for the acquisition of ITL, and the purchase of $0.6 million of property and equipment.  Cash used in investing activities for the year ended December 31, 2010 was $0.7 million, which consisted of the purchases of property and equipment.

Cash used in financing activities for year ended December 31, 2012 was $15.5 million, compared to $6.2 million for 2011, and $2.4 million for 2010.  The financing activities in 2012 consisted primarily of net proceeds of $2.7 million from the Facility, payment of $10.9 million of ITL notes, redemption of $4.0 million of senior preferred stock, repayments of $0.9 million under capital leases,  repayments of a $0.4 million of term loan, and distributions of $2.0 million to the Class B Member of Telos ID.  The financing activities in 2011 consisted primarily of net proceeds of $2.8 million from the Facility, payment of $3.5 million of ITL notes, repayments of $0.9 million under capital leases,  repayments of a $0.4 million of term loan, distributions of $2.1 million to the Class B Member of Telos ID, and redemption of $2.1 million of senior preferred stock.   The financing activities in 2010 consisted primarily of net proceeds of $7.3 million from a term loan, payment of $4.2 million of senior subordinated notes, net repayments of $3.1 million to the Facility, repayments of $0.8 million under capital leases, distributions of $1.1 million to the Class B Member of Telos ID, and redemption of $0.4 million of senior preferred stock.

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

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million Facility with Wells Fargo.  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of December 31, 2012, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Subordinated Notes (as defined below).

As of December 31, 2012, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.8 million, $0.7 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, on the Facility.

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Subordinated Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Subordinated Notes through May 17, 2010.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed  (see Note 8 – Redeemable Preferred Stock).  Additionally, on May 11, 2012, the Facility was further amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 8 – Redeemable Preferred Stock).

On December 17, 2012, Wells Fargo consented to the payment of approximately $7.6 million of the ITL note.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of December 31, 2012, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  The remaining balance of the term loan, or $6.2 million, and the revolving component of the Facility mature over the period 2013 and 2014.

At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At December 31, 2011, the outstanding borrowings on the Facility were $17.9 million, which included the $6.9 million term loan, of which $0.4 million was short-term.  At December 31, 2012 and 2011, we had unused borrowing availability on the Facility of $2.2 million and $5.3 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.6% and 6.3% for the years ended December 31, 2012 and 2011, respectively.  The effective weighted average interest rates (including various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 5.8% and 6.6% for the years ended December 31, 2012 and 2011, respectively.

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

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011, (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrued interest at a rate of 6.0% per annum beginning November 1, 2012, and was payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest was due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” were satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.

On December 18, 2012, we prepaid and satisfied in full our obligations under the Note.  As a condition to the prepayment of the Note, ITL accepted payment in the amount of $7.6 million, which is the sum of $7.5 million in principal plus $0.1 million in accrued interest. This amount represents a discount of 50% off of the principal amount of the Note. No penalties were due to ITL in connection with the prepayment of the Note.  As a result of this transaction, a gain in the amount of $5.2 million was recorded in other income on the consolidated statements of operations.  On or about December 17, 2012, ITL and Telos signed an agreement in which ITL agreed to accept the prepayment and discount in full satisfaction of the Note.  Wells Fargo consented to the payment of approximately $7.6 million on December 17, 2012.

At December 31, 2012, the $7 million payable in ten monthly payments had also been fully paid.  We incurred interest expense in the amount of $4,000 and $12,000 on the $7 million note in 2012 and 2011, respectively.

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

On May 17, 2010, the principal balances of the Subordinated Notes plus accrued but unpaid interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. For the years ended December 31, 2012, 2011, and 2010, we incurred interest expense in the amount of $0, $0, and $0.2 million, respectively, on the Subordinated Notes.

Redeemable Preferred Stock
We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provide for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock has been fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $116.5 million and $116.9 million at December 31, 2012 and 2011, respectively.  We recorded dividends of $4.1 million and $4.2 million each for the years ended December 31, 2012 and 2011, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2012, instruments held by Toxford Corporation ( “Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

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

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at December 31, 2012 and 2011 was 433 shares and 923 shares for Series A-1, respectively; and 607 shares and 1,292 shares for Series A-2, respectively.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2012.

At December 31, 2012 and 2011, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $3.0 million and $6.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $228,000, $337,000, and $418,000 for the years ended December 31, 2012, 2011, and 2010, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Redemption Provisions
Since 1991, we have not declared or paid any dividends on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we have classified these securities as noncurrent liabilities in the balance sheet as of December 31, 2012 and 2011.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2012.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Dividend Provisions
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $80.6 million and $76.8 million as of December 31, 2012 and 2011, respectively.   In 2012, we accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited consolidated financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $112.5 million and $108.6 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2012 and 2011, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, for the periods ended December 31, 2012, 2011, and 2010, dividends totaling $4.1 million, $4.2 million and $4.2 million, respectively, were accrued and reported as interest expense in the respective periods.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Borrowing Capacity
Our working capital was $15.0 million and $15.2 million as of December 31, 2012 and 2011, respectively.

At December 31, 2012, we had outstanding debt and long-term obligations of $138.9 million, consisting of $18.6 million under the Facility, $3.8 million in capital lease obligations and $116.5 million in redeemable preferred stock, which is classified as a liability pursuant to ASC 480-10.

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

Contractual Obligations
The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2012 (in thousands):

		Payments due by Period
	Total	2013	2014 - 2016	2017 - 2019	2020 and later

Capital lease obligations (1)	$6,806	$2,098	$4,707	$1	$	----
Senior revolving credit facility (2)	18,934	375	18,559	----		----
Operating lease obligations	4,169	679	1,417	825		1,248
	$29,909	$3,152	$24,683	$826		$1,248

Senior preferred stock (3)	$4,010
Public preferred stock (4)	112,451
	$116,461
Total	$146,370

(1) Includes interest expense:	$1,762	$856	$906	$	----	$	----
(2)    Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments.   Interest expense for 2012 was $0.7 million.
(3)    In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2012, and includes accrual of accumulated dividends of $3.0 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $147,000.
(4)    In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2012, and includes accrual of accumulated dividends and accretion of $106.1 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.6 million in 2012, $0.7 million in 2011, and $0.7 million in 2010.  We presently anticipate capital expenditures of approximately $1.3 million in 2013; however, there can be no assurance that this level of capital expenditures will occur.  We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2013.

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
We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of December 31, 2012, interest on the Facility is charged at 4.25%.  The effective average interest rates on the outstanding borrowings under the Facility in 2012 and 2011 were 5.6% and 6.3%, respectively.  The Facility had an outstanding balance of $18.9 million at December 31, 2012.

Item 8.	Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	26

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	27

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	28

Consolidated Balance Sheets as of December 31, 2012 and 2011	29 - 30

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010	31 - 32

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2012, 2011, and 2010	33

Notes to Consolidated Financial Statements	34 – 56

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telos Corporation
Ashburn, Virginia

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Bethesda, Maryland

March 29, 2013

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Revenue (Note 6)
Services	$177,266	$124,988	$122,902
Products	48,830	64,900	102,895
	226,096	189,888	225,797
Costs and expenses
Cost of sales – Services	131,906	91,353	92,413
Cost of sales – Products	39,384	50,992	86,084
	171,290	142,345	178,497
Selling, general and administrative expenses	37,106	34,856	32,294

Operating income	17,700	12,687	15,006

Other income (expenses)
Gain on early extinguishment of debt (Note 7)	5,187	----	----
Non-operating income	470	319	174
Interest expense	(6,632)	(6,265)	(6,228)
Income before income taxes	16,725	6,741	8,952
Provision for income taxes (Note 10)	(7,230)	(3,238)	(4,708)

Net income	9,495	3,503	4,244

Less: Net income attributable to non-controlling interest (Note 2)	(2,060)	(2,049)	(1,197)
Net income attributable to Telos Corporation	$7,435	$1,454	$3,047

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$9,495	$3,503	$4,244
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	8	(43)
Actuarial gain on pension liability adjustments, net of tax	56	53	----
Total other comprehensive income (loss), net of tax	37	61	(43)
Comprehensive income attributable to non-controlling interest	(2,060)	(2,049)	(1,197)
Comprehensive income attributable to Telos Corporation	$7,472	$1,515	$3,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2012	2011
Current assets (Note 7)
Cash and cash equivalents	$229	$220
Accounts receivable, net of reserve of $319 and $375, respectively (Note 6)	33,879	36,946
Inventories, net of obsolescence reserve of $416 and $315, respectively	10,277	14,711
Deferred income taxes (Note 10)	192	423
Deferred program expenses	5,281	2,636
Other current assets	2,254	2,942

Total current assets	52,112	57,878

Property and equipment (Note 7)
Furniture and equipment	10,829	9,873
Leasehold improvements	1,941	1,903
Property and equipment under capital leases	14,148	14,065
	26,918	25,841
Accumulated depreciation and amortization	(23,035)	(20,994)
	3,883	4,847
Deferred income taxes, long-term (Note 10)	----	1,617
Goodwill (Note 4)	14,916	15,058
Other intangible assets (Note 4)	7,900	10,157
Other assets (Note 7)	345	280

Total assets	$79,156	$89,837

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2012	2011
Current liabilities
Accounts payable and other accrued payables (Note 7)	$23,138	$21,947
Accrued compensation and benefits	4,965	8,091
Deferred revenue	6,095	4,387
Deferred income taxes	191	----
Senior credit facility – short-term (Note 7)	375	375
Notes payable – short-term (Note 7)	----	3,478
Capital lease obligations – short-term (Note 11)	1,241	1,033
Other current liabilities	1,070	3,396

Total current liabilities	37,075	42,707

Senior revolving credit facility (Note 7)	18,559	17,501
Notes payable (Note 7)	----	12,056
Capital lease obligations (Note 11)	3,803	4,948
Senior redeemable preferred stock (Note 8)	4,010	8,227
Public preferred stock (Note 8)	112,451	108,628
Other liabilities	53	124

Total liabilities	175,951	194,191

Commitments and contingencies (Notes 11 and 14)

Stockholders’ deficit (Note 9)
Telos stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 35,908,961 and 35,906,461 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	103	103
Accumulated other comprehensive income	72	35
Accumulated deficit	(97,516)	(104,951)

Total Telos stockholders’ deficit	(97,263)	(104,735)

Non-controlling interest in subsidiary (Note 2)	468	381

Total stockholders’ deficit	(96,795)	(104,354)

Total liabilities, redeemable preferred stock, and stockholders’ deficit	$79,156	$89,837

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$9,495	$3,503	$4,244
Adjustments to reconcile net income to cash provided by operating activities:
Gain on early extinguishment of debt	(5,187)	----	----
Gain on redemption of senior preferred stock	(444)	(230)	(92)
Dividends of preferred stock as interest expense	4,050	4,159	4,241
Accretion of notes payable	655	361	----
Depreciation and amortization	3,812	2,728	1,625
Provision for inventory obsolescence	111	51	78
Provision (benefit) for doubtful accounts receivable	(53)	17	(3)
Amortization of debt issuance costs	71	71	102
Deferred income tax provision (benefit)	2,039	(809)	1,515
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,120	17,122	(1,380)
Decrease (increase) in inventories	4,323	(7,232)	25,225
(Increase) decrease in deferred program expenses	(2,645)	22	3,771
Decrease (increase) in other current assets and other assets	589	(64)	339
(Decrease) increase in accounts payable and other accrued payables	(71)	(5,677)	(32,103)
(Decrease) increase in accrued compensation and benefits	(3,126)	1,211	966
Increase (decrease) in deferred revenue	1,708	1	(4,454)
(Decrease) increase in other current liabilities	(2,397)	(334)	(952)

Cash provided by operating activities	16,050	14,900	3,122
Investing activities:
Acquisition of ITL (Note 15)	----	(8,000)	----
Purchases of property and equipment	(591)	(596)	(680)

Cash used in investing activities	(591)	(8,596)	(680)
Financing activities:
Proceeds from senior credit facility	260,717	257,023	244,313
Repayments of senior credit facility	(259,284)	(252,933)	(246,662)
Proceeds from term loan	----	----	7,500
Repayments of term loan	(375)	(375)	(188)
Increase (decrease) in book overdrafts	1,262	(1,309)	(774)
Repayments of notes payable	(10,860)	(3,500)	----
Payments under capital lease obligations	(937)	(914)	(833)
Redemptions of senior preferred stock	(4,000)	(2,070)	(430)
Repayment of senior subordinated notes	----	----	(4,179)
Debt issuance costs	----	----	(85)
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,973)	(2,122)	(1,071)

Cash used in financing activities	(15,450)	(6,200)	(2,409)
Effect of exchange rate changes on cash and cash equivalents	----	----	5

Increase in cash and cash equivalents	9	104	38
Cash and cash equivalents, beginning of the year	220	116	78

Cash and cash equivalents, end of year	$229	$220	$116

	Years Ended December 31,
	2012		2011		2010
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest		$1,807		$1,727		$2,102
Income taxes		$5,903		$4,485		$3,140

Noncash:
Interest on redeemable preferred stock		$4,050		$4,159		$4,241
Net assets of acquired company	$	----		$26,673	$	----
Acquisition financed through issuance of notes payable	$	----		$18,673	$	----
Financing of capital leases		$99	$	----	$	----

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	Additional Paid –in Capital	Accumulated Other Comprehen- sive Income	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Deficit

Balance December 31, 2009	$65	$13	$103	$17	$(109,452)	$328	$(108,926)

Net income for the year	----	----	----	----	3,047	1,197	4,244
Foreign currency translation loss	----	----	----	(43)	----	----	(43)
Comprehensive (loss) income	----	----	----	(43)	3,047	1,197	4,201
Distributions	----	----	----	----	----	(1,071)	(1,071)

Balance December 31, 2010	$65	$13	$103	$(26)	$(106,405)	$454	$(105,796)

Net income for the year	----	----	----	----	1,454	2,049	3,503
Foreign currency translation income	----	----	----	8	----	----	8
Pension liability adjustments	----	----	----	53	----	----	53
Comprehensive income	----	----	----	61	1,454	2,049	3,564
Distributions	----	----	----	----	----	(2,122)	(2,122)

Balance December 31, 2011	$65	$13	$103	$35	$(104,951)	$381	$(104,354)

Net income for the year	----	----	----	----	7,435	2,060	9,495
Foreign currency translation loss	----	----	----	(19)	----	----	(19)
Pension liability adjustments	----	----	----	56	----	----	56
Comprehensive income	----	----	----	37	7,435	2,060	9,532
Distributions	----	----	----	----	----	(1,973)	(1,973)

Balance December 31, 2012	$65	$13	$103	$72	$(97,516)	$468	$(96,795)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

Business and Organization
Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation and, prior to its dissolution in December 2012, Telos Delaware, Inc. We also have a 60% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”) and a 100% ownership interest in Teloworks, Inc. (“Teloworks”).

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation and Telos Delaware, Inc., all of whose issued and outstanding share capital is owned by the Company. We have also consolidated the results of operations of Telos ID (see Note 2 – Sale of Assets), and Teloworks. Significant intercompany transactions have been eliminated on consolidation.

In preparing these consolidated financial statements, we have evaluated subsequent events through the date that these consolidated financial statements were issued.

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and assess performance. We currently operate in one operating and reportable business segment for financial reporting purposes.  We currently have the following three business lines:  Cyber Operations and Defense, Secure Communications, and Telos ID.  Our Chief Executive Officer is the CODM. Our CODM manages our business primarily by function and reviews financial information on a consolidated basis, accompanied by disaggregated information by line of business as well as certain operational data, for purposes of allocating resources and evaluating financial performance. The CODM only evaluates profitability based on consolidated results.

Use of Estimates
The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, goodwill and intangible assets, income taxes, contingencies and litigation, and assumptions used in evaluating potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock.  Actual results could differ from those estimates.

Revenue Recognition
Revenues are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605-10-S99.  We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables,” which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices.  This determination is made first by employing vendor-specific objective evidence (“VSOE”), to the extent it exists, then third-party evidence (“TPE”) of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical.  Therefore we do not utilize TPE.  If VSOE and TPE are not determinable, we use our best estimate of selling price (“ESP”) as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable.  Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on VSOE.  VSOE is defined by ASC 985-605, “Software Revenue Recognition,” and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority.  When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method.  If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered.  PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period. Software arrangements requiring significant production, modification, or customization of the software are accounted for in accordance with ASC 605-35 “Construction-Type and Production-Type Contracts”.

We may use subcontractors and suppliers in the course of performing on contracts and under certain contracts we provide supplier procurement services and materials for our customers.  Some of these arrangements may fall within the scope of ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense (formerly Secure Networks and Information Assurance):

In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged.

Regarding our deliverables of secure network solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within our Cyber Operations and Defense solutions area is our Emerging Technologies Group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within the Cyber Operations and Defense and Emerging Technologies groups are generally sold as firm-fixed price (“FFP”) bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company’s customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials (“T&M”) services contracts based upon specified billing rates and other direct costs as incurred.

Regarding our information assurance deliverables, we provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, “Software Revenue Recognition,” as fully discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee (“CPFF”) contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

Secure Communications (formerly Secure Messaging) – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System (“AMHS”), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For cost plus fixed fee (“CPFF”) contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Telos ID (formerly Identity Management) – We provide our identity assurance and access management solutions and services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99.  Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment.  In the event of a change in total estimated contract cost or profit, the cumulative effect of a change is recorded in the period the change in estimate occurs. To the extent contracts are incomplete at the end of an accounting period, revenue is recognized on the percentage-of-completion method, on a proportional performance basis, using costs incurred in relation to total estimated costs, or costs are deferred as appropriate under the terms of a particular contract. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding overhead and general and administrative expense, is recorded in the period in which the loss is first estimated.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $10.7 million and $15.0 million at December 31, 2012 and 2011, respectively.  As of December 31, 2012, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions		Balance End of Year

Year Ended December 31, 2012	$315	$111		$(10)	$416
Year Ended December 31, 2011	$319	$51		$(55)	$315
Year Ended December 31, 2010	$241	$78	$	----	$319

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations.  For the years ended December 31, 2012, 2011, and 2010, such amounts are negligible.  Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with ASC 350, “Intangibles- Goodwill and Other.”  This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life.  We expensed all such software development costs in 2012, 2011, and 2010, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $1.6 million each for the years ended December 31, 2012, 2011, and 2010.

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

We follow the provisions of ASC 740 related to accounting for uncertainty in income taxes. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next 12 months.

Goodwill and other intangible assets
We evaluate the impairment of goodwill and intangible assets in accordance with ASC 350, “Goodwill and Intangible Assets,”  which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis.  Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of October 1st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operation and Defense (“CO&D”), Secure Communications, and Telos ID, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2012. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

Other intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2012, no impairment charges were taken.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted.  We have not granted any options since December 31, 2005.

Restricted Stock Grants
In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans.  In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees.  In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors.  In February 2011, we granted an additional 2,330,804 shares of restricted stock to our executive officers, directors and employees.  In March 2012, we granted an additional 10,000 shares to an employee.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

Research and Development
For all years presented, we charge all research and development costs to expense as incurred.  For research and development costs for software to be sold, leased or otherwise marketed, such costs are capitalized once technological feasibility is reached.  Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant.  During 2012, 2011, and 2010, we incurred salary costs for research and development of approximately $1.2 million, $1.0 million, and $0.8 million, respectively, which are recorded as selling, general and administrative expense in the consolidated statements of operations.

Earnings per Share
As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources.   Our comprehensive income was comprised of a loss from foreign currency translation of $37,000, $18,000, and $26,000 as of December 31, 2012, 2011, and 2010, respectively; and actuarial gain on pension liability adjustments in Teloworks of $109,000, $53,000 and $0 as of December 31, 2012, 2011, and 2010, respectively.

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

Recent Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment,” that amends the accounting guidance on goodwill impairment testing. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income,” that requires companies to present either in a single note or on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information.    ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by certain private equity investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $3.1 million, $3.1 million and $1.8 million for 2012, 2011, and 2010, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $2.1 million, $2.0 million and $1.2 million for 2012, 2011, and 2010, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

In accordance with the Operating Agreement, quarterly distributions of $450,000 were required to be made to the Class B members for the initial eighteen month period after the sale of Telos ID membership interests. Further, subsequent to the initial eighteen month period, distributions were to be made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  During the year ended December 31, 2012, 2011, and 2010, the Class B membership unit received a total of $2.0 million, $2.1 million and $1.1 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010

Non-controlling interest, beginning of period	$381	$454	$328
Net income	2,060	2,049	1,197
Distributions	(1,973)	(2,122)	(1,071)

Non-controlling interest, end of period	$468	$381	$454

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

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011, (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrues interest at a rate of 6.0% per annum beginning November 1, 2012, and is payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest was due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” are satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.   Based on the total fair value of the consideration paid, the total purchase price was determined to be $26.5 million.

As of December 31, 2012, the $7 million payable in ten monthly payments had been paid in full, the Note was prepaid at a discount of 50% off of its principal amount, with no prepayment penalties.  See Note 7 – “Current Liabilities and Debt Obligations.”

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

Note 4.  Goodwill and Intangible Asset

As of December 31, 2011, the balance of goodwill was $15.1 million.  Due to the finalization of the purchase price allocation in the first quarter of 2012, the goodwill balance was adjusted by $142,000 to $14.9 million.

Other intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense for 2012 and 2011 was $2.3 million and $1.1 million, respectively.  Amortization expense will be $2.3 million annually for the next 3.5 years.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2012, no impairment charges were taken.

Other intangible asset consists of the following:
	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible asset	$11,286	$3,386	$11,286	$1,129
	$11,286	$3,386	$11,286	$1,129

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

As of December 31, 2012 and 2011, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

At December 31, 2011, there were two notes payable to the seller of ITL (see Note 3 – Acquisition of IT Logistics, Inc.).  The $7 million note was recorded at a fair value of $6.9 million at the acquisition date.  The outstanding balance of the $7 million note was zero and $3.5 million as of December 31, 2012 and 2011, respectively.  Additionally, the $15 million subordinated promissory note (the “Note”) was recorded at its fair value of $11.7 million and had been accreted to its carrying value of $12.1 million as of December 31, 2011.  The Note was to be accreted to its face value over 60 months.  On December 18, 2012, we prepaid the Note at a discount of 50% off of its principal amount (see Note 7 – Current Liabilities and Debt Obligations).

On April 8, 2011, 22.3% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $2.1 million, on May 16, 2012, 26.7% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, and on August 24, 2012, 36.0% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 8 – Redeemable Preferred Stock).  As of December 31, 2012 and 2011, the carrying value of the Senior Redeemable Preferred Stock was $4.0 million and $8.2 million, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2012.

As of December 31, 2012 and 2011, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $112.5 million and $108.6 million, respectively, and the estimated fair market value was $47.8 million and $65.3 million, respectively, based on quoted market prices.

Note 6.  Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 99.1%, 99.1%, and 97.4% of consolidated revenue in 2012, 2011, and 2010, respectively.  As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 97.0% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable.  We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2012	2011
Billed accounts receivable	$21,476	$26,299
Unbilled receivables	12,722	11,022
Allowance for doubtful accounts	(319)	(375)
	$33,879	$36,946

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Deductions (2)		Balance End of Year

Year ended December 31, 2012	$375	$(53)		$(3)	$319
Year ended December 31, 2011	$358	$17	$	----	$375
Year ended December 31, 2010	$363	$(3)		$(2)	$358

(1)	Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)	Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Revenue by customer sector for the last three fiscal years is as follows:

	2012		2011		2010
			(dollar amounts in thousands)

Federal	$224,010	99.1%	$188,162	99.1%	$220,017	97.4%
Commercial	2,086	0.9%	1,726	0.9%	5,780	2.6%

Total	$226,096	100.0%	$189,888	100.0%	$225,797	100.0%

Note 7.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of December 31, 2012 and 2011, the accounts payable and other accrued payables consisted of $16.4 million and $16.0 million, respectively, in trade account payables and $6.7 million and $5.9 million, respectively, in accrued payables.

Senior Revolving Credit Facility
On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of December 31, 2012, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.  Additionally, the Facility was amended to permit the full repayment of the entire principal amount of the Subordinated Notes (as defined below).

As of December 31, 2012, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.8 million, $0.7 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, on the Facility.

In accordance with the stated use of proceeds for the term loan component of the Facility, $4.2 million was paid concurrent with the closing of the amendment to each of the holders of the Subordinated Notes (as defined below) in full repayment of the principal and accrued but unpaid interest on the Subordinated Notes through May 17, 2010.

On September 27, 2010, the Facility was amended to allow for the redemption of up to $2.5 million of the aggregate value of the Senior Redeemable Preferred Stock at a discount from par value of at least 10%.  On September 27, 2010 and on April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed  (see Note 8 – Redeemable Preferred Stock).  Additionally, on May 11, 2012, the Facility was further amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 8 – Redeemable Preferred Stock).

On December 17, 2012, Wells Fargo consented to the payment of approximately $7.6 million of the ITL note.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of December 31, 2012, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  The remaining balance of the term loan, or $6.2 million, and the revolving component of the Facility mature over the period 2013 and 2014.

At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At December 31, 2011, the outstanding borrowings on the Facility were $17.9 million, which included the $6.9 million term loan, of which $0.4 million was short-term.  At December 31, 2012 and 2011, we had unused borrowing availability on the Facility of $2.2 million and $5.3 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.6% and 6.3% for the years ended December 31, 2012 and 2011, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2013		2014		Total
Short-term:
Term loan		$375	$	----	$375	1
Long-term:
Term loan	$	----		$6,188	$6,188	1
Revolving credit		----		12,371	12,371	2

Subtotal	$	----		$18,559	$18,559

Total		$375		$18,559	$18,934

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of December 31, 2012, with fluctuating balances based on working capital requirements of the Company.

Notes payable – IT Logistics, Inc.

On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement (the “Agreement”) with IT Logistics Inc., an Alabama Corporation (“ITL”), and its sole stockholder, see Note 3 – Acquisition of IT Logisics, Inc.  The Agreement provides for the purchase of certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the Agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrue on or after July 1, 2011, under certain contracts assumed by Telos.

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011, (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrued interest at a rate of 6.0% per annum beginning November 1, 2012, and was payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest was due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” were satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.

On December 18, 2012, we prepaid and satisfied in full our obligations under the Note.  As a condition to the prepayment of the Note, ITL accepted payment in the amount of $7.6 million, which is the sum of $7.5 million in principal plus $0.1 million in accrued interest. This amount represents a discount of 50% off of the principal amount of the Note. No penalties were due to ITL in connection with the prepayment of the Note.  As a result of this transaction, a gain in the amount of $5.2 million was recorded in other income on the consolidated statements of operations.   On or about December 17, 2012, ITL and Telos signed an agreement in which ITL agreed to accept the prepayment and discount in full satisfaction of the Note.  Wells Fargo consented to the payment of approximately $7.6 million on December 17, 2012.

At December 31, 2012, the $7 million payable in ten monthly payments had also been fully paid.  We incurred interest expense in the amount of $4,000 and $12,000 on the $7 million note in 2012 and 2011, respectively.

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

On May 17, 2010, the principal balances of the Subordinated Notes plus accrued but unpaid interest totaling $4.2 million were paid in full, with the prepayment penalties on the repayment waived by the note holders. For the years ended December 31, 2012, 2011, and 2010, we incurred interest expense in the amount of $0, $0, and $0.2 million, respectively, on the Subordinated Notes.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2012, instruments held by Toxford Corporation ( “Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

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

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 44.0% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of December 31, 2012, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of December 31, 2012, Mr. Porter and Toxford held a total of 359 shares and 502 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at December 31, 2012 and 2011 was 433 shares and 923 shares for Series A-1, respectively; and 607 shares and 1,292 shares for Series A-2, respectively.    Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2012.

At December 31, 2012 and 2011, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $3.0 million and $6.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $228,000, $337,000 and $418,000 for the years ended December 31, 2012, 2011, and 2010, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2012 and 2011, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

      Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2012 and 2011.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2011.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $80.6 million and $76.8 million as of December 31, 2012 and 2011, respectively.   In 2012, we accrued cumulative Public Preferred Stock dividends of $3.8 million, which was recorded as interest expense.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $112.5 million and $108.6 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2012 and 2011, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, for the periods ended December 31, 2012, 2011, and 2010, dividends totaling $4.1 million, $4.2 million and $4.2 million, respectively, were accrued and reported as interest expense in the respective periods.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

Restricted Stock Grants
In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans.  In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees.  In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors.  In February 2011, we granted an additional 2,330,804 shares of restricted stock to our executive officers, directors and employees.  In March 2012, we granted an additional 10,000 shares to an employee.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we reported no compensation expense for any of the issuances as the value of the common stock was negligible, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

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

In 2000, the Board of Directors approved two stock option plans, one for Telos Delaware, Inc. (“Telos Delaware Stock Incentive Plan”) and one for Xacta Corporation (“Xacta Stock Incentive Plan”), both wholly owned subsidiaries of the Company.  All stock options issued under these plans have expired as of December 31, 2012.

As determined by the members of the Compensation Committee, we generally grant options under our respective plans at the estimated fair value at the date of grant, based upon all information available to it at the time.

1996 Stock Option Plan
The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant.  Vesting of the stock options for key employees was based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control.  The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan.  The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled.  There were 20,000 options outstanding at December 31, 2012 and 2011.  A total of 2,463,500 options were exchanged for restricted stock in June 2008.

Telos Delaware Stock Incentive Plan
During the third quarter of 2000, our Board of Directors approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company.  Certain of our key executives and employees were eligible to receive stock options under the plan.  Under the plan, we may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant.  A non-qualified option would not have an exercise price any lower than 85% of the fair value on the date of grant.  All options had a term of ten years and vested no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  There were 0 and 6,564 options outstanding at December 31, 2012 and 2011, respectively.  A total of 6,564, 10,252, and 76,378 options expired during 2012, 2011, and 2010, respectively; 0, 2,000, and 2,750 options were canceled in 2012, 2011, and 2010, respectively; and 983,379 options were exchanged for restricted stock in June 2008.  Telos Delaware, Inc. was dissolved in December 2012.

Xacta Stock Incentive Plan
In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates.  The options may be awarded as incentive or non-qualified, had a term of ten years, and vested no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option.  There were 0 and 3,750 options outstanding at December 31, 2012 and 2011, respectively.   A total of 3,750, 8,564, amd 39,005 options expired during 2012, 2011, and 2010, respectively; 0, 4,250, and 876 options were canceled in 2012, 2011, and 2010, respectively; and 2,498,564 options were exchanged for restricted stock in June 2008.

A summary of the status of our stock options for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price

2012 Stock Option Activity

Outstanding at beginning of year	30	$1.33
Granted	----	----
Exercised	----	----
Canceled	(10)	2.72
Outstanding at end of year	20	$0.62
Exercisable at end of year	20	$0.62

2011 Stock Option Activity

Outstanding at beginning of year	55	$1.75
Granted	----	----
Exercised	----	----
Canceled	(25)	2.27
Outstanding at end of year	30	$1.33
Exercisable at end of year	30	$1.33

2010 Stock Option Activity

Outstanding at beginning of year	174	$2.48
Granted	----	----
Exercised	----	----
Canceled	(119)	2.81
Outstanding at end of year	55	$1.75
Exercisable at end of year	55	$1.75

The aggregate intrinsic value for options outstanding and exercisable at year end 2012 is negligible.  The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our fair market value as determined by management and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012 and 2011:

December 31, 2012:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	20	1.6 years	$0.62	20	$0.62

December 31, 2011:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	24	1.5 years	$0.64	24	$0.64
$3.85 – $4.00	6	0.4 years	$3.85	6	$3.85

As of December 31, 2012 and 2011, all outstanding options under the plans are vested.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate.  The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock.  We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary.  Participant contributions vest immediately, and Company contributions vest at the rate of 20% for each year, with full vesting occurring after completion of five years of service.  Our total contributions to this Plan for 2012, 2011, and 2010 were $649,000, $591,000, and $786,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate.   Telos ID  matches one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary. The total 2012, 2011, and 2010 Telos ID contributions to this plan were $77,000, $69,000, and $85,000, respectively.

Note 10.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current provision
Federal	$4,362	$3,426	$2,588
State	829	621	605

Total current	5,191	4,047	3,193

Deferred provision (benefit)
Federal	1,881	(718)	1,473
State	158	(91)	42

Total deferred	2,039	(809)	1,515

Total provision	$7,230	$3,238	$4,708

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Computed expected income tax provision	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.6	3.5	5.6
Change in valuation allowance for deferred tax assets	(1.3)	(1.4)	(0.1)
Other permanent differences	(0.1)	1.0	2.2
Dividend and accretion on preferred stock	10.7	34.1	19.1
FIN 48 liability	0.6	(1.6)	----
R&D credit	----	(1.8)	----
Other	0.8	0.2	(1.1)
	49.3%	69.0%	60.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$123	$144
Allowance for inventory obsolescence and amortization	628	785
Accrued liabilities not currently deductible	2,071	2,475
Accrued compensation	686	562
Amortization and depreciation	2,149	1,682
Telos ID basis difference	81	57
Net operating loss carryforwards - state	446	623

Total gross deferred tax assets	6,184	6,328
Less valuation allowance	(2,084)	(2,281)

Total deferred tax assets, net of valuation allowance	4,100	4,047

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(1,373)	(1,374)
Section 481(a) adjustment - inventory	(221)	(440)
Goodwill basis adjustment and amortization	(2,505)	(193)

Total deferred tax liabilities	(4,099)	(2,007)

Net deferred tax assets	$1	$2,040

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions		Deductions	Balance End of Period

December 31, 2012	$2,281	$	----	$197	$2,084
December 31, 2011	$2,348	$	----	$67	$2,281
December 31, 2010	$2,388	$	----	$40	$2,348

At December 31, 2012, for federal income tax purposes all available net operating loss carryforwards and alternative minimum tax credits have been fully utilized.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $534,000 and $400,000 of unrecognized tax benefits required to be recorded in other current liabilities as of December 31, 2012 or 2011, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2009 to 2012, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
	2012	2011	2010
Unrecognized tax benefits, beginning of period	$400	$501	$316
Gross increases—tax positions in prior period	34	20	83
Gross increases—tax positions in current period	100	90	139
Settlements	----	(211)	(37)

Unrecognized tax benefits, end of period	$534	$400	$501

Note 11.  Commitments

Leases
We lease office space and equipment under noncancelable operating and capital leases with various expiration dates, some of which contain renewal options.

On March 1, 1996, we entered into a 20-year capital lease for a building in Ashburn, Virginia, that serves as our corporate headquarters.  We have accounted for this transaction as a capital lease and have accordingly recorded assets and a corresponding liability of approximately $12.3 million.

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2012 (in thousands):

	Property	Equipment	Total
2013	$2,064	34	2,098
2014	2,064	33	2,097
2015	2,063	30	2,093
2016	516	1	517
2017	----	1	1

Total minimum obligations	6,707	99	6,806
Less amounts representing interest (ranging from 4.4% to 17.4%)	(1,760)	(2)	(1,762)

Net present value of minimum obligations	4,947	97	5,044
Less current portion	(1,208)	(33)	(1,241)

Long-term capital lease obligations at December 31, 2012	$3,739	$64	$3,803

In accordance with the Ashburn lease agreement, every three years the rent is subject to adjustments in accordance with changes in the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index (“CPI”).  Accordingly, effective April 2011, the adjustment in monthly rent payment based on the change in CPI was $7,000 per month, from $165,000 to $172,000.

Accumulated amortization for property and equipment under capital leases at December 31, 2012 and 2011 is $11.7 million and $11.1 million, respectively.

 Future minimum lease payments for all noncancelable operating leases at December 31, 2012 are as follows (in thousands):

2013	$679
2014	512
2015	523
2016	382
2017	267
Remainder	1,806

Total minimum lease payments	$4,169

Rent expense charged to operations for 2012, 2011, and 2010, totaled $1.1 million, $1.2 million, and $1.2 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2012	$953	$(393)	$(334)	$226
Year Ended December 31, 2011	$1,079	$257	$(383)	$953
Year Ended December 31, 2010	$1,708	$(341)	$(288)	$1,079

Note 12.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and former officers is set forth below.

The brother of our Chairman and CEO, Emmett Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2012, 2011, and 2010 were $386,000, $320,000, and $298,000, respectively.  Additionally, Mr. Wood owned 250,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of December 31, 2012 and 2011.

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

Note 13.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2012
Revenue	$54,429	$56,338	$66,916	$48,413
Gross profit	14,054	14,603	14,903	11,246
Income before income taxes and non-controlling interest	3,724	4,378	2,404	6,219
Net income attributable to Telos Corporation (1)(2)	1,803	1,973	543	3,116

2011
Revenue	$47,977	$41,145	$52,982	$47,784
Gross profit	11,898	11,321	11,697	12,626
Income before income taxes and non-controlling interest	2,638	2,136	1,047	920
Net income (loss) attributable to Telos Corporation (1)(3)	1,116	780	84	(526)

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)	Reflects gain on early extinguishment of ITL Note in December 2012.
(3)	Reflects tax adjustments of $1.1 million in the fourth quarter to reflect the actual tax expense for the year.

Note 14.  Commitments and Contingencies

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

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $15.0 million and $15.2 million as of December 31, 2012 and 2011, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously reported, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). A second holder of the Company’s Public Preferred Stock, Wynnefield Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”). On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R. C. Porter, a holder of the Company’s common stock.

In the litigation, Plaintiffs allege, among other things, that the Company and its officers and directors engaged in tactics to avoid paying dividends on the Public Preferred Stock, that the Company made improper bonus payments or awards to officers and directors, that certain former and present officers and directors breached legal duties or the standard of care that they owed the Company, that the Company improperly paid consulting fees to and engaged in loan transactions with Mr. Porter, that the Company failed to improve on the Company’s purported insolvency, that the Company failed to redeem the Public Preferred Stock as required by the Company’s charter, and shareholder oppression against Mr. Porter.

On December 22, 2005, the Company’s Board of Directors established a special litigation committee (“Special Litigation Committee”), composed of certain independent directors, to review and evaluate the matters raised in the litigation. On July 20, 2007, the Special Litigation Committee, in its final report, concluded that the available evidence did not support Plaintiffs’ derivative claims and that it was not in the best interests of the Company to pursue such claims in the litigation. On August 24, 2007, the Company moved to dismiss Plaintiffs’ derivative claims based upon the report and to dismiss all remaining claims for failure to state a claim. Following an evidentiary hearing, the Court dismissed all derivative claims based upon the recommendation of the Special Litigation Committee on January 7, 2008.

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint that included both new counts and previously dismissed counts. The Company moved to dismiss or strike the Third Amended Complaint and, on April 15, 2008, the Circuit Court issued an order dismissing with prejudice all counts in the Third Amended Complaint that were not previously disposed of by motion or stipulation. On December 2, 2008, the Company filed a motion for voluntary dismissal of its counterclaim against Plaintiffs (for their interference with the Company’s relationship with Wells Fargo) without prejudice. The Circuit Court granted that motion, over Plaintiffs’ opposition, on January 23, 2009.

Following Plaintiffs’ appeal of the dismissal of their derivative claims and shareholder oppression claim, on September 7, 2012, the Court of Special Appeals ruled that the Circuit Court applied an incorrect standard of review to evaluate the conclusions of the Special Litigation Committee. The Court of Special Appeals held that the Circuit Court’s dismissal of a shareholder oppression claim (asserted against Mr. Porter) raised an issue of first impression under Maryland law and required further briefing in the Circuit Court. The Court of Special Appeals vacated the decision of the Circuit Court that had been appealed and remanded the case for further consideration and proceedings.

On October 24, 2012, the Company filed a petition for writ of certiorari in the Court of Appeals of Maryland, which was denied on January 22, 2013.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in relation to any of their assertions in the litigation. Although there can be no assurance as to the ultimate outcome of the case, the Company and its present and former officers and directors strenuously deny Plaintiffs’ allegations and continue to vigorously defend the matter and oppose all relief sought by Plaintiffs.

Hamot et al. v. Telos Corporation

As previously reported, since August 2, 2007, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava Partnership III L.P. (“Costa Brava”) and Class D Directors of the Company (“Class D Directors”), have been involved in litigation against the Company in the Circuit Court for the City of Baltimore, Maryland (the “Court”). The Class D Directors initially alleged that certain documents and records had not been promptly provided to them and were necessary to fulfill their duties as directors of the Company. Subsequently, the Class D Directors further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws.

By way of preliminary injunctions entered on August 28, 2007 and September 24, 2007, the Court ordered that the Class D Directors are entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board but, in light of the Costa Brava shareholder litigation, the Company is entitled to designated certain documents as “confidential” or “highly confidential” and to withhold certain documents from the Class D Directors based upon the work product doctrine or attorney-client privilege. Pursuant to the preliminary injunctions, the Class D Directors are also entitled to receive written responses to requests for Board of Directors or Board committee minutes within seven days of any such requests and copies of such minutes within fifteen days of any such requests, as well as written responses to all other requests for information and/or documents related to their duties as directors within seven days of such requests, and all Board of Directors appropriate information and/or documents within thirty days of any such requests.

 On April 23, 2008, the Company filed a counterclaim against the Class D Directors for money damages and preliminary and injunctive relief based upon the Class D Directors’ interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment. On June 27, 2008, the Court granted the Company’s motion for preliminary injunction and enjoined the Class D Directors from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year. This preliminary injunction expired by its own terms and an appeal from that ordered was held to be moot by the Court of Special Appeals of Maryland.

On April 12, 2010, the Class D Directors filed a motion for the advancement of legal fees and expenses incurred in defense of the Company’s counterclaim. On November 3, 2011, the Court denied the Plaintiffs’ motion, as well as the Plaintiffs’ motion for partial summary judgment and request for attorneys’ fees. On May 21, 2012, the Court denied Plaintiffs’ motion for reconsideration of the same.

Trial on both the Class D Directors’ claims and the Company’s counterclaims is scheduled to commence June 12, 2013.
At this stage of the litigation it is impossible to reasonably determine the degree of probability related to the Class D Directors’ success in any of their assertions and claims, or whether such success would entitle them to monetary relief. Although there can be no assurance as to the ultimate outcome of these proceedings, the Company and its officers and directors strenuously deny the Class D Directors’ claims, and will vigorously defend the matter, and continue to oppose the relief sought.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework. Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.     Exhibits:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company’s Registration Statement No. 2-84171 filed June 2, 1983)
3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1987)
3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company’s Form 10-K report for the fiscal year ended March 31, 1989)
3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)
3.6	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.6 filed with the Company’s Form 10-K report for the year ended December 31, 2011)
3.7	Amended and Restated Bylaws of the Company, as amended on October 3, 2007 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2007)
10.1*	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company’s Form 10-Q report for the quarter ended March 31, 1996)
10.2
Membership Interest Purchase & Assignment Agreement and Other Related Transaction Documents among the Company, Telos Identity Management Solutions, LLC and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2007)

10.3*	Telos Corporation 2008 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-K report for the year ended December 31, 2007)
10.4
Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Smaller Companies Investment Trust PLC, dated April 14, 2008 (Incorporated by reference to Exhibit 10.15 filed with the Company’s Form 10-K report for the year ended December 31, 2008)

10.5
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Smaller Companies Investment Trust PLC, dated April 6, 2008 (Incorporated by reference to Exhibit 10.17 filed with the Company’s Form 10-K report for the year ended December 31, 2008)

10.6
Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 17, 2010 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Form 8-K report on May 21, 2010)

10.7
Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Form 8- K report on May 21, 2010)

10.8
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 10.24 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.9
First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2010)

10.10
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust LP (Incorporated by reference to Exhibit 10.26 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.11
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust PLC (Incorporated by reference to Exhibit 10.27 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.12
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010– North Atlantic Smaller Companies Investment Trust PLC (Incorporated by reference to Exhibit 10.28 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.13
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Toxford Corporation (Incorporated by reference to Exhibit 10.30 filed with the Company’s Form 10-K report for the year ended December 31, 2010)

10.14
Asset Purchase Agreement, dated as of July 1, 2011, by and among Telos Corporation, IT Logistics, Inc. and Tim Wilbanks  (Incorporated by reference to Exhibit 2 filed with the Company’s Form 8-K report on July 8, 2011)

10.15
Subordinated Non-Transferrable Promissory Note, dated July 1, 2011, issued to IT Logistics, Inc. by Telos Corporation in the principal amount of $15 million (Incorporated by reference to Exhibit 4 filed with the Company’s Form 8-K report on July 8, 2011)

10.16*
Agreement, effective as of March 31, 2012, between Michael P. Flaherty and Telos Corporation (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on April 3, 2012)

10.17
Second Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 11, 2012 (Incorporated by reference to Exhibit 10 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2012)

10.18*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.19*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Edward L. Williams (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.20*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Michele Nakazawa (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.21*
Amendment to Employment Agreement, dated as of November 12, 2012, between the Company and Brendan D. Malloy (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.22*
Form of Employment Agreement between the Company and six of its executive officers (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.23*+	Employment Agreement, dated as of September 17, 2012, between the Company and Mark Griffin
21+	List of subsidiaries of Telos Corporation
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32+	Certification pursuant to 18 USC Section 1350.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*   constitutes a management contract or compensatory plan or arrangement
+   filed herewith
^   in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood
John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 1, 2013
/s/ Michele Nakazawa
Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013
/s/ Bernard C. Bailey
Bernard C. Bailey	Director	April 1, 2013
/s/ David Borland
David Borland	Director	April 1, 2013
/s/ William M. Dvoranchik
William M. Dvoranchik	Director	April 1, 2013

Seth W. Hamot	Director

/s/ Bruce R. Harris
Bruce R. Harris, Lt. Gen., USA (Ret.)	Director	April 1, 2013
/s/ Charles S. Mahan
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)	Director	April 1, 2013
/s/ John W. Maluda
John W. Maluda, Major Gen,, USAF (Ret)	Director	April 1, 2013
/s/ Robert J. Marino
Robert J. Marino	Director	April 1, 2013

Andrew R. Siegel	Director
/s/ Jerry O. Tuttle
Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	April 1, 2013