Form 10-Q
period 2013-03-31
TELOS CORP
filed 2013-05-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

As of May 8, 2013, the registrant had outstanding 40,218,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Revenue
Services	$33,760	$47,445
Products	13,818	6,984
	47,578	54,429
Costs and expenses
Cost of sales – Services	26,290	34,591
Cost of sales – Products	13,270	5,784
	39,560	40,375
Selling, general and administrative expenses	8,680	8,542

Operating (loss) income	(662)	5,512
Other income (expenses)
Other income	2	19
Interest expense	(1,407)	(1,807)

(Loss) income before income taxes	(2,067)	3,724
Benefit (provision) for income taxes (Note 8)	1,411	(1,723)

Net (loss) income	(656)	2,001

Less: Net income attributable to non-controlling interest (Note 2)	(344)	(198)

Net (loss) income attributable to Telos Corporation	$(1,000)	$1,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(656)	$2,001
Other comprehensive loss:
Foreign currency translation adjustments	(5)	(22)

Total other comprehensive loss	(5)	(22)

Comprehensive income attributable to non-controlling interest	(344)	(198)

Comprehensive (loss) income attributable to Telos Corporation	$(1,005)	$1,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	March 31, 2013	December 31, 2012
ASSETS

Current assets (Note 6)
Cash and cash equivalents	$137	$229
Accounts receivable, net of reserve of $313 and $319, respectively	33,170	33,879
Inventories, net of obsolescence reserve of $416, respectively	9,875	10,277
Deferred income taxes	842	192
Deferred program expenses	899	5,281
Other current assets	1,814	2,254

Total current assets (Note 6)	46,737	52,112

Property and equipment, net of accumulated depreciation of $23,399 and $23,035, respectively	3,792	3,883
Deferred income taxes, long-term	1,055	----
Goodwill (Note 4)	14,916	14,916
Other intangible assets (Note 4)	7,336	7,900
Other assets	349	345

Total assets (Note 6)	$74,185	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	March 31, 2013	December 31, 2012
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Senior credit facility – short-term (Note 6)	$375	$375
Accounts payable and other accrued payables (Note 6)	28,735	23,138
Accrued compensation and benefits	6,343	4,965
Deferred revenue	3,013	6,095
Deferred income taxes	----	191
Capital lease obligations – short-term	1,300	1,241
Other current liabilities	1,564	1,070
Total current liabilities	41,330	37,075

Senior revolving credit facility (Note 6)	9,772	18,559
Capital lease obligations	3,454	3,803
Senior redeemable preferred stock (Note 7)	4,047	4,010
Public preferred stock (Note 7)	113,407	112,451
Other liabilities	49	53
Total liabilities	172,059	175,951

Commitments and contingencies (Note 9)	----	----

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	146	103
Accumulated other comprehensive income	67	72
Accumulated deficit	(98,516)	(97,516)
Total Telos stockholders’ deficit	(98,225)	(97,263)
Non-controlling interest in subsidiary (Note 2)	351	468
Total stockholders’ deficit	(97,874)	(96,795)
Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$74,185	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net (loss) income	$(656)	$2,001
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Dividends of preferred stock as interest expense	993	1,034
Accretion of note payable	----	307
Depreciation and amortization	943	972
Amortization of debt issuance costs	18	18
Deferred income tax benefit	(1,896)	---
Other noncash items	(6)	(39)
Changes in other operating assets and liabilities	6,362	(2,218)
Cash provided by operating activities	5,758	2,075

Investing activities:
Purchases of property and equipment	(288)	(78)
Cash used in investing activities	(288)	(78)

Financing activities:
Proceeds from senior credit facility	45,421	51,328
Repayments of senior credit facility	(54,114)	(52,013)
Decrease in book overdrafts	3,976	1,692
Repayments of term loan	(94)	(94)
Repayments of note payable	----	(2,100)
Payments under capital lease obligations	(290)	(253)
Distributions to Telos ID Class B membership unit – non-controlling interest	(461)	(376)
Cash used in financing activities	(5,562)	(1,816)

Effect of exchange rate changes on cash and cash equivalents	----	----

(Decrease) increase in cash and cash equivalents	(92)	181
Cash and cash equivalents, beginning of period	229	220

Cash and cash equivalents, end of period	$137	$401

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$404	$469
Income taxes	$90	$254

Noncash:
Interest on redeemable preferred stock	$993	$1,034

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

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc. and Xacta Corporation, all of whose issued and outstanding share capital is owned by the Company.  We have also consolidated the results of operations of Telos Identity Management Solutions, LLC (“Telos ID”) (see Note 2 – Sale of Assets), and Teloworks, Inc.  All intercompany transactions have been eliminated in consolidation.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2012 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income,” that requires companies to present either in a single note or on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information.    ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Index

Revenue Recognition

Revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 605-10-S99.  We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables,” which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices.  This determination is made first by employing vendor-specific objective evidence (“VSOE”), to the extent it exists, then third-party evidence (“TPE”) of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical.  Therefore we do not utilize TPE.  If VSOE and TPE are not determinable, we use our best estimate of selling price (“ESP”) as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable.  Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support (“PCS”), and installation, the relative fair value of each element is determined based on VSOE.  VSOE is defined by ASC 985-605, “Software Revenue Recognition,” and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority.  When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method.  If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered.  PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period. Software arrangements requiring significant production, modification, or customization of the software are accounted for in accordance with ASC 605-35 “Construction-Type and Production-Type Contracts.”

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

Secure Communications (formerly Secure Messaging) – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System (“AMHS”), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For CPFF contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

Index

Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $10.3 million and $10.7 million as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of October 1st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense (“CO&D”), Secure Communications, and Telos ID, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2012. There were no triggering events through March 31, 2013 that would lead the Company to conclude that goodwill was impaired.  Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

Index

Other intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of March 31, 2013, no impairment charges were taken.

Restricted Stock Grants

In June 2008, we issued 4,774,273 shares of restricted stock (Class A common) in exchange for the majority of stock options outstanding under the Telos Corporation, Xacta Corporation and Telos Delaware, Inc. stock option plans.  In addition, we granted 7,141,501 shares of restricted stock to our executive officers and employees.  In September 2008 and December 2009, we granted 480,000 shares and 80,000 shares, respectively, of restricted stock to certain of our directors.  In February 2011, we granted 2,330,804 shares of restricted stock to our executive officers, directors and employees.  In March 2012, we granted 10,000 shares to an employee.  In March 2013, we granted an additional 4,312,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by in the applicable equity compensation plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

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

	March 31, 2013	December 31, 2012
Cumulative foreign currency translation loss	$(42)	$(37)
Cumulative actuarial gain on pension liability adjustment	109	109
Accumulated other comprehensive income	$67	$72

Index

Note 2.	Sale of Assets

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by the Investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $517,000 and $297,000 for the three months ended March 31, 2013 and 2012, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $344,000 and $198,000 for the three months ended March 31, 2013 and 2012, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  During the three months ended March 31, 2013 and 2012, the Class B membership unit received a total of $461,000 and $376,000, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three months ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013	March 31, 2012
Non-controlling interest, beginning of period	$468	$381
Net income	344	198
Distributions	(461)	(376)
Non-controlling interest, end of period	$351	$203

Index

Note 3.	Acquisition of IT Logistics, Inc.

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

The purchase price for the assets (in addition to the assumed liabilities described above) consisted of (1) $8 million payable on July 1, 2011, (2) $7 million payable in ten monthly payments of $700,000, together with interest on the unpaid balance of such amount at the rate of 0.50% per annum, beginning on August 1, 2011 and on the first day of each subsequent month thereafter, and (3) a subordinated promissory note (the “Note”) with a principal amount of $15 million.  The Note accrued interest at a rate of 6.0% per annum beginning November 1, 2012, and was payable on July 1, 2041.  The entire unpaid principal balance plus accrued and unpaid interest was due and payable upon the occurrence of a Change in Control (as defined in the Note), provided that all “Senior Obligations” are satisfied prior to or concurrent with such Change in Control.  For purposes of the Note, “Senior Obligations” means, collectively, all (1) outstanding indebtedness of Telos, and (2) amounts due to the holders of the outstanding shares of the Company’s Series A-1 Redeemable Preferred Stock, Series A-2 Redeemable Preferred Stock, and 12% Cumulative Exchangeable Preferred Stock (or any securities redeemable or exchangeable for any of the foregoing) upon a Change in Control, upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of Telos, or otherwise.   Based on the total fair value of the consideration paid, the total purchase price was determined to be $26.5 million.  On December 18, 2012, we prepaid and satisfied in full our obligations under the Note.  See Note 6 – Current Liabilities and Debt Obligations.

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

Index

Note 4.	Goodwill and Intangible Asset

The goodwill balance was $14.9 million as of March 31, 2013 and December 31, 2012.  Due to the finalization of the purchase price allocation related to the acquisition of ITL in the first quarter of 2012, the goodwill balance was adjusted by $142,000 from $15.1 million.

Other intangible assets consist primarily of customer relationship enhancements.  Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense was $0.6 million for the three months ended March 31, 2013 and 2012.  Amortization expense will be $2.3 million annually for the next 3 years.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of March 31, 2013, no impairment charges were taken.

Other intangible asset consists of the following:

	March 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible asset	$11,286	$3,950	$11,286	$3,386
	$11,286	$3,950	$11,286	$3,386

Index

Note 5.	Fair Value Measurements

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

As of March 31, 2013 and December 31, 2012, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

At March 31, 2012, there were two notes payable to the seller of ITL (see Note 3 – Acquisition of IT Logistics, Inc.).  The $7 million note was recorded at a fair value of $6.9 million at the acquisition date, and had been accreted to its carrying value of $1.4 million as of March 31, 2012.  The $15 million subordinated promissory note was recorded at its fair value of $11.7 million and had been accreted to its carrying value of $12.2 million as of March 31, 2012.  Both of the notes were paid as of December 31, 2012 (see Note 6 – Current Liabilities and Debt Obligations).

On May 16, 2012, 26.7% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, and on August 24, 2012, 36.0% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 7 – Redeemable Preferred Stock).  The carrying value of the Senior Redeemable Preferred Stock was $4.0 million as of March 31, 2013 and December 31, 2012.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2012.

As of March 31, 2013 and December 31, 2012, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $113.4 million and $112.5 million, respectively, and the estimated fair market value was $46.8 million and $47.8 million, respectively, based on quoted market prices.

Index

Note 6.	Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of March 31, 2013 and December 31, 2012, the accounts payable and other accrued payables consisted of $17.7 million and $16.4 million, respectively, in trade account payables and $11.0 million and $6.7 million, respectively, in accrued payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of March 31, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

As of March 31, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million for each of the three months ended March 31, 2013 and 2012, on the Facility.

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

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of March 31, 2013, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.1 million, and the revolving component of the Facility mature over the period 2013 through 2014.

At March 31, 2013, we had outstanding borrowings of $10.1 million on the Facility, which included the $6.5 million term loan, of which $0.4 million was short-term.   At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At March 31, 2013 and December 31, 2012, we had unused borrowing availability on the Facility of $12.1 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.2% and 5.3% for the three months ended March 31, 2013 and 2012, respectively.

Index

The following are maturities of the Facility presented by year (in thousands):

	2013		2014		Total
Short-term:
Term loan		$375	$	----	$375	1
Long-term:
Term loan	$	----		$6,094	$6,094	1
Revolving credit		----		3,678	3,678	2
Subtotal	$	----		$9,772	$9,772
Total		$375		$9,772	$10,147

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.
2	Balance due represents balance as of March 31, 2013, with fluctuating balances based on working capital requirements of the Company.

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

The $7 million payable in ten monthly payments had also been fully paid in May 2012.  We incurred interest expense in the amount of $0 and $4,000 on the $7 million note for the three months ended March 31, 2013 and 2012, respectively.

Index

Warranty Liability

We provide warranty services to our customers primarily in the Secure Networks business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls.  Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of March 31, 2013 and December 31, 2012 was $0.2 million.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2013, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

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

As of March 31, 2013, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of December 31, 2012, Mr. Porter and Toxford held a total of 359 shares and 502 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at March 31, 2013 and December 31, 2012 was 433 shares and 607 shares for Series A-1 and Series A-2, respectively.    Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2013.

At March 31, 2013 and December 31, 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $3.0 million.  We accrued dividends on the Senior Redeemable Preferred Stock of $36,000 and $78,000 for the three months ended March 31, 2013 and 2012, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Index

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2013 and December 31, 2012 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2013.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Index

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. We accrued dividends on the Public Preferred Stock of $956,000 for each of the three months ended March 31, 2013 and 2012, which were reported as interest expense.  For the cash dividends payable since December 1, 1995, we have accrued $81.6 million and $80.6 million as of March 31, 2013 and December 31, 2012, respectively.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $113.4 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2013 and December 31, 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, for the periods ended March 31, 2013 and 2012, dividends totaling $1.0 million, respectively, were accrued and reported as interest expense in the respective periods.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Index

Note 8.	Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three months ended March 31, 2013 and 2012, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.  Accordingly, we recorded approximately $1.4 million income tax benefit and $1.7 million income tax provision for the three months ended March 31, 2013 and 2012, respectively.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $542,000 and $534,000 of unrecognized tax benefits required to be recorded as of March 31, 2013 and December 31, 2012, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2009 to 2012, has not been extended beyond applicable statute of limitations.

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

Index

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $5.4 million and $15.0 million as of March 31, 2013 and December 31, 2012, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, filed a lawsuit against the Company, its directors, and certain of its officers on October 17, 2005 and has been engaged in litigation against the Company since that date. As of March 31, 2013, Costa Brava owns 12.7% of the outstanding Public Preferred Stock. No material developments occurred in this litigation during the three months ended March 31, 2013.

Hamot et al. v. Telos Corporation

As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava and Class D Directors of Telos filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date.  No material developments occurred in this litigation during the three months ended March 31, 2013.

Other Litigation

In addition, the Company is a party to litigation arising in the ordinary course of business.  In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.

Note 10.	Related Party Transactions

Emmett Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three months ended March 31, 2013 and 2012 were $53,000 and $88,000, respectively.   Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of March 31, 2013.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

Backlog

Our total backlog was $596.2 million and $594.2 million at March 31, 2013 and 2012, respectively. Backlog was $581.3 million at December 31, 2012.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of March 31, 2013 and 2012 was $121.0 million and $111.7 million, respectively.  Funded backlog was $99.1 million at December 31, 2012.

Consolidated Results of Operations (Unaudited)

The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries including Ubiquity.com, Inc. and  Xacta Corporation, all of whose issued and outstanding share capital is owned by Telos Corporation (collectively, the “Company” or “Telos” or “We”).  We have also consolidated the results of operations of Telos ID (see Note 2 – Sale of Assets) and Teloworks, Inc. All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

Index

We provide different solutions and revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quality (“IDIQ”) and government-wide acquisition contract (“GWAC”), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The NETCENTS contract was awarded in 2004 and has been modified 38 times since that time, including numerous modifications to extend the period of performance. The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including blanket purchase agreements under our GSA schedule.

The principal element of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	83.1	74.2
Selling, general and administrative expenses	18.2	15.7

Operating (loss) income	(1.3)	10.1

Interest expense, net	(3.0)	(3.3)

(Loss) income before income taxes	(4.3)	6.8
Benefit (provision) for income taxes	2.9	(3.1)
Net (loss) income	(1.4)	3.7
Less: Net income attributable to non-controlling interest	(0.7)	(0.4)

Net (loss) income attributable to Telos Corporation	(2.1)%	3.3%

Revenue decreased by 12.6% to $47.6 million for the first quarter of 2013, from $54.4 million for the same period in 2012. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS contract.  Services revenue decreased to $33.8 million for the first quarter of 2013 from $47.4 million for the same period in 2012, primarily attributable to decreases in sales of $10.0 million of Cyber Operations and Defense in Secure Networks deliverables under several NETCENTS delivery orders for Telos-installed solutions, $3.2 million of Cyber Operations and Defense in Information Assurance deliverables, $1.8 million of Secure Communications solutions, offset by an increase in sales of $1.4 million of Identity Management solutions.   The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $13.8 million for the first quarter of 2013 from $7.0 million for the same period in 2012 under several NETCENTS delivery orders for resold product, primarily attributable to an increase in sales of $7.5 million of Cyber Operations and Defense in Secure Networks deliverables, offset by decreases in sales of $0.4 million of Identity Management solutions, $0.3 million in sales of proprietary software of Cyber Operations and Defense in Information Assurance deliverables.

Index

Cost of sales decreased by 2.0% to $39.6 million for the first quarter of 2013 from $40.4 million for the same period in 2012, primarily due to decreases in revenue of $6.9 million, coupled with an increased cost of sales as a percentage of revenue of 9.0%.  Cost of sales for services decreased by $8.3 million; and as a percentage of services revenue increased by 5.0%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Networks deliverables under NETCENTS. Cost of sales for products increased by $7.5 million, and as a percentage of product revenue increased by 13.2%, primarily due to increases in revenue for product reselling under NETCENTS.  The decrease in cost of sales and increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 43.0% to $8.0 million for the first quarter of 2013 from $14.1 million for the same period in 2012.  Gross margin decreased to 16.9% in the first quarter of 2013, from 25.8% for the same period in 2012.  Services gross margin decreased to 22.1% from 27.1% due primarily to a change in program mix during the period as noted above.  Product gross margin decreased to 4.0% from 17.2% due primarily to an increase in sales of resold products as discussed above and a decrease in sales of proprietary software.

Selling, general, and administrative expense (“SG&A”) increased by 1.6% to $8.7 million for the first quarter of 2013, from $8.5 million for the same period in 2012, primarily attributable to an increase in accrued bonuses of $0.8 million, offset by decreases in legal fees of $0.2 million, labor and other costs of $0.2 million, and trade shows of $0.1 million.

Operating loss was $0.7 million for the first quarter of 2013, compared to operating income of $5.5 million for the same period in 2012, due primarily to a decrease of $6.0 million in gross profit as noted above.

Interest expense decreased 22.1% to $1.4 million for the first quarter of 2013, from $1.8 million for the same period in 2012, primarily due to the accretion of ITL notes of $0.3 million in the first quarter of 2012.

Income tax benefit was $1.4 million for the first quarter of 2013, compared to provision for income taxes of $1.7 million for the same period in 2012, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net loss attributable to Telos Corporation was $1.0 million for the first quarter of 2013, compared to net income of $1.8 million for the same period in 2012, primarily attributable to the decrease in operating income, offset by the income tax benefit for the quarter as discussed above.

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

Cash provided by operating activities was $5.8 million for the quarter ended March 31, 2013, compared to $2.1 million for the same period in 2012.  Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  Additionally, for the quarter ended March 31, 2013, net loss was $0.6 million compared to net income of $2.0 million for the quarter ended March 31, 2012.

Cash used in investing activities was approximately $0.3 million and $0.1million for the quarter ended March 31, 2013 and 2012, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the quarter ended March 31, 2013 was $5.6 million, compared to $1.8 million for the same period in 2012, primarily attributable to net repayments to the Facility for the quarter ended March 31, 2013, and the repayments of the ITL note for the quarter ended March 31, 2012.

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

Senior Revolving Credit Facility

On May 17, 2010, we amended the Facility.  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of March 31, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

Index

As of March 31, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million for each of the three months ended March 31, 2013 and 2012, on the Facility.

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

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of March 31, 2013, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.1 million, and the revolving component of the Facility mature over the period 2013 through 2014.

At March 31, 2013, we had outstanding borrowings of $10.1 million on the Facility, which included the $6.5 million term loan, of which $0.4 million was short-term.   At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At March 31, 2013 and December 31, 2012, we had unused borrowing availability on the Facility of $12.1 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.2% and 5.3% for the three months ended March 31, 2013 and 2012, respectively.  The effective weighted average rates (including interest and various fees paid whether capitalized or expensed pursuant to the Facility agreement and related amendments) on the outstanding borrowings under the Facility were 5.4% and 5.3% for the three months ended March 31, 2013 and 2012, respectively.

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

Index

The $7 million payable in ten monthly payments had also been fully paid in May 2012.  We incurred interest expense in the amount of $0 and $4,000 on the $7 million note for the three months ended March 31, 2013 and 2012, respectively.

Redeemable Preferred Stock

We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $117.5 million and $116.5 million at March 31, 2013 and December 31, 2012, respectively.  We recorded dividends of $1.0 million for each of the three months ended March 31, 2013 and 2013, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2013, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

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

As of March 31, 2013, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of March 31, 2013, Mr. Porter and Toxford held a total of 359 shares and 502 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

The total number of shares of Senior Redeemable Preferred Stock issued and outstanding at March 31, 2013 and December 31, 2012 was 433 shares and 607 shares for Series A-1 and Series A-2, respectively.    Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2013.

Index

At March 31, 2013 and December 31, 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $3.0 million.  We accrued dividends on the Senior Redeemable Preferred Stock of $36,000 and $78,000 for the three months ended March 31, 2013 and 2012, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2013.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

Index

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. We accrued dividends on the Public Preferred Stock of $956,000 for each of the three months ended March 31, 2013 and 2012, which were reported as interest expense. For the cash dividends payable since December 1, 1995, we have accrued $81.6 million and $80.6 million as of March 31, 2013 and December 31, 2012, respectively.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $113.4 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2013 and December 31, 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

In accordance with ASC 480-10, both the Senior Redeemable Preferred Stock and the Public Preferred Stock have been reclassified from equity to liability.   Consequently, for the periods ended March 31, 2013 and 2012, dividends totaling $1.0 million, respectively, were accrued and reported as interest expense in the respective periods.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Borrowing Capacity

Our working capital was $5.4 million and $15.0 million as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, we had outstanding debt and long-term obligations of $130.7 million, consisting of $9.8 million under the Facility, $3.4 million in capital lease obligations and $117.4 million in redeemable preferred stock classified as liability pursuant to ASC 480-10, and $0.1 million in other liabilities.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 1, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

 We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of March 31, 2013, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.2% and 5.3% for the three months ended March 31, 2013 and 2012, respectively.  The Facility had an outstanding balance of $10.1 million at March 31, 2013.

Item 4.	Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

 Information regarding legal proceedings may be found in Note 9 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.	RiskFactors

There were no material changes in the first quarter of 2013 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index

Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At March 31, 2013, total undeclared unpaid dividends accrued for financial reporting purposes are $3.0 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2013, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of March 31, 2013, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of March 31, 2013, Mr. Porter and Toxford held a total of 359 shares and 502 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $81.6 million and $80.6 million in cash dividends as of March 31, 2013 and December 31, 2012, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of March 31, 2013 and December 31, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013	TELOS CORPORATION

/s/ John B. Wood
John B. Wood
Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa
Chief Financial Officer (Principal Financial and Accounting Officer)