Form 10-Q
period 2013-06-30
TELOS CORP
filed 2013-08-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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
 Yes ☒      No 

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

As of August 7, 2013, the registrant had outstanding 40,218,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Services	$35,277	$47,252	$69,037	$94,696
Products	19,937	9,086	33,755	16,071
	55,214	56,338	102,792	110,767
Costs and expenses
Cost of sales - Services	28,268	35,589	54,558	70,180
Cost of sales - Products	18,062	6,146	31,332	11,930
	46,330	41,735	85,890	82,110
Selling, general and administrative expenses	8,244	8,791	16,924	17,333
Operating income (loss)	640	5,812	(22)	11,324
Other income (expense)
Other income	224	238	226	257
Interest expense	(1,366)	(1,672)	(2,773)	(3,480)
(Loss) income before income taxes	(502)	4,378	(2,569)	8,101
Benefit (provision) for income taxes (Note 8)	1,572	(1,729)	2,983	(3,451)
Net income	1,070	2,649	414	4,650
Less: Net income attributable to non-controlling interest (Note 2)	(616)	(676)	(960)	(874)
Net income (loss) attributable to Telos Corporation	$454	$1,973	$(546)	$3,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,070	$2,649	$414	$4,650
Other comprehensive (loss) income:
Foreign currency translation adjustments	(21)	1	(27)	(21)
Total other comprehensive (loss) income	(21)	1	(27)	(21)
Comprehensive income attributable to non-controlling interest	(616)	(676)	(960)	(874)
Comprehensive income (loss) attributable to Telos Corporation	$433	$1,974	$(573)	$3,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets (Note 6)
Cash and cash equivalents	$94	$229
Accounts receivable, net of reserve of $316 and $319, respectively	30,727	33,879
Inventories, net of obsolescence reserve of $417 and $416, respectively	7,754	10,277
Deferred income taxes	528	192
Deferred program expenses	890	5,281
Other current assets	3,315	2,254
Total current assets (Note 6)	43,308	52,112
Property and equipment, net of accumulated depreciation of $23,730 and $23,035, respectively	3,540	3,883
Deferred income taxes, long-term	2,566	----
Goodwill (Note 4)	14,916	14,916
Other intangible assets (Note 4)	6,772	7,900
Other assets	346	345
Total assets (Note 6)	$71,448	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	June 30, 2013	December 31, 2012
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities
Senior credit facility – short-term (Note 6)	$375	$375
Accounts payable and other accrued payables (Note 6)	23,481	23,138
Accrued compensation and benefits	6,884	4,965
Deferred revenue	1,786	6,095
Deferred income taxes	----	191
Capital lease obligations – short-term	1,362	1,241
Other current liabilities	2,170	1,070
Total current liabilities	36,058	37,075

Senior revolving credit facility (Note 6)	13,199	18,559
Capital lease obligations	3,090	3,803
Senior redeemable preferred stock (Note 7)	1,857	4,010
Public preferred stock (Note 7)	114,363	112,451
Other liabilities	51	53
Total liabilities	168,618	175,951

Commitments contingencies and subsequent events (Note 9)	----	----

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	146	103
Accumulated other comprehensive income	45	72
Accumulated deficit	(98,062)	(97,516)
Total Telos stockholders’ deficit	(97,793)	(97,263)
Non-controlling interest in subsidiary (Note 2)	623	468
Total stockholders’ deficit	(97,170)	(96,795)
Total liabilities, redeemable preferred stock, non-controlling interest and stockholders’ deficit	$71,448	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$414	$4,650
Adjustments to reconcile net income to cash provided by operating activities:
Gain on redemption of senior preferred stock	(222)	(222)
Dividends of preferred stock as interest expense	1,981	2,053
Accretion of note payable	----	491
Depreciation and amortization	1,885	1,926
Amortization of debt issuance costs	36	36
Deferred income tax benefit	(3,093)	----
Other noncash items	(20)	33
Changes in other operating assets and liabilities	7,325	(3,201)
Cash provided by operating activities	8,306	5,766

Investing activities:
Purchases of property and equipment	(414)	(218)
Cash used in investing activities	(414)	(218)

Financing activities:
Proceeds from senior credit facility	112,683	118,576
Repayments of senior credit facility	(117,855)	(117,175)
Increase (decrease) in book overdrafts	730	(316)
Repayments of term loan	(188)	(188)
Repayments of note payable	----	(3,500)
Payments under capital lease obligations	(592)	(504)
Redemption of senior preferred stock	(2,000)	(2,000)
Distributions to Telos ID Class B membership unit – non-controlling interest	(805)	(572)
Cash used in financing activities	(8,027)	(5,679)

Decrease in cash and cash equivalents	(135)	(131)
Cash and cash equivalents, beginning of period	229	220

Cash and cash equivalents, end of period	$94	$89

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$784	$929
Income taxes	$846	$3,743

Noncash:
Interest on redeemable preferred stock	$1,981	$2,053

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense (formerly Secure Networks and Information Assurance):

In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged to create our Cyber Operations and Defense business line.

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

Index
Inventories

Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $8.2 million and $10.7 million as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of October 1st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense, Secure Communications, and Telos ID, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2012. There were no triggering events through June 30, 2013 that would lead the Company to conclude that goodwill was impaired.  Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

Index
Other intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of June 30, 2013, no impairment charges were taken.

Restricted Stock Grants

In February 2011, we granted 2,330,804 shares of restricted stock (Class A common) to our executive officers, directors and employees.  In March 2012, we granted 10,000 shares to an employee.  In March 2013, we granted an additional 4,312,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined in the applicable equity compensation plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

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

	June 30, 2013	December 31, 2012
Cumulative foreign currency translation loss	$(64)	$(37)
Cumulative actuarial gain on pension liability adjustment	109	109
Accumulated other comprehensive income	$45	$72

Index
Note 2.	Sale of Assets

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by the Investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $1.0 million and $1.4 million for the three and six months ended June 30, 2013, respectively, and $1.0 million and $1.3 million for the three and six months ended June 30, 2012, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $616,000 and $960,000 for the three and six months ended June 30, 2013, respectively, and $676,000 and $874,000 for the three and six months ended June 30, 2012, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  The Class B members received a total of $344,000 and $805,000 for the three and six months ended June 30, 2013, respectively, and $196,000 and $572,000 for the three and six months ended June 30, 2012, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-controlling interest, beginning of period	$351	$203	$468	$381
Net income	616	676	960	874
Distributions	(344)	(196)	(805)	(572)
Non-controlling interest, end of period	$623	$683	$623	$683

Index
Note 3.	Acquisition of IT Logistics, Inc.

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

The asset purchase agreement and the complete terms of the Note were filed as exhibits to the Form 8-K filed by the Company on July 8, 2011.  Borrowings of $8.0 million were drawn from the Facility in order to finance the initial cash consideration.

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

The goodwill balance was $14.9 million as of June 30, 2013 and December 31, 2012.  Due to the finalization of the purchase price allocation related to the acquisition of ITL in the first quarter of 2012, the goodwill balance was adjusted by $142,000 from $15.1 million.

Other intangible assets consist primarily of customer relationship enhancements.  Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense was $0.6 million and $1.1 million for each of the three and six months ended June 30, 2013 and 2012, respectively.  Amortization expense will be $2.3 million annually for the next 3 years.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of June 30, 2013, no impairment charges were taken.

Other intangible asset consists of the following:

	June 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible asset	$11,286	$4,514	$11,286	$3,386
	$11,286	$4,514	$11,286	$3,386

Index
Note 5.	Fair Value Measurements

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

As of June 30, 2013 and December 31, 2012, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

At June 30, 2012, there was a $15 million subordinated promissory note payable to the seller of ITL (see Note 3 – Acquisition of IT Logistics, Inc.), which was recorded at its fair value of $11.7 million and had been accreted to its carrying value of $12.4 million as of June 30, 2012, and was fully paid as of December 31, 2012 (see Note 6 – Current Liabilities and Debt Obligations).

On May 16, 2012, 26.7% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million; on August 24, 2012, 36.0% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, and on June 14, 2013, 54.5% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 7 – Redeemable Preferred Stock).  The carrying value of the Senior Redeemable Preferred Stock was $1.9 million and $4.0 million as of June 30, 2013 and December 31, 2012, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2012.

As of June 30, 2013 and December 31, 2012, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $114.4 million and $112.5 million, respectively, and the estimated fair market value was $41.4 million and $47.8 million, respectively, based on quoted market prices.

Index
Note 6.	Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables

As of June 30, 2013 and December 31, 2012, the accounts payable and other accrued payables consisted of $16.6 million and $16.4 million, respectively, in trade account payables and $6.9 million and $6.7 million, respectively, in accrued payables.

Senior Revolving Credit Facility

On May 17, 2010, we amended our $25 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”).  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. On July 31, 2013, the maturity date of the Facility was extended to November 13, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of June 30, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

As of June 30, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.4 million for each of the three and six months ended June 30, 2013 and 2012, respectively, on the Facility.

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

On June 11, 2013, the Facility was further amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of June 30, 2013, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.0 million, and the revolving component of the Facility mature over the period 2013 through 2014.

At June 30, 2013, we had outstanding borrowings of $13.6 million on the Facility, which included the $6.4 million term loan, of which $0.4 million was short-term.   At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At June 30, 2013 and December 31, 2012, we had unused borrowing availability on the Facility of $7.0 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.4% and 5.3% for the six months ended June 30, 2013 and 2012, respectively.

Index
The following are maturities of the Facility presented by year (in thousands):

	2013		2014		Total
Short-term:
Term loan		$375	$	----	$375	[1]
Long-term:
Term loan	$	----		$6,000	$6,000	[1]
Revolving credit		----		7,199	7,199	[2]
Subtotal	$	----		$13,199	$13,199
Total		$375		$13,199	$13,574

[1]	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on November 13, 2014.
[2]	Balance due represents balance as of June 30, 2013, with fluctuating balances based on working capital requirements of the Company.

Notes payable – IT Logistics, Inc.

  On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement with IT Logistics Inc., an Alabama corporation (“ITL”), and its sole stockholder (see Note 3 – Acquisition of IT Logistics, Inc.).  We purchased certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the asset purchase agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrued on or after July 1, 2011, under certain contracts assumed by Telos.

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

The $7 million payable in ten monthly payments had also been fully paid in May 2012.  We incurred interest expense in the amount of $1,000 and $4,000 on these payments for the three and six months ended June 30, 2012, respectively.

Index
Warranty Liability

We provide warranty services to our customers primarily in the network solutions deliverables of the Cyber Operations and Defense business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer (“OEM”) and primarily involves referrals to the OEM for service calls.  Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of June 30, 2013 and December 31, 2012 was $0.1 million and $0.2 million, respectively.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2013, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

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

On June 11, 2013, the Facility was further amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 54.5% of the Senior Redeemable Preferred Stock with a carrying value of $2.2 million was redeemed for $2.0 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%, which was recorded in other income on the condensed consolidated statements of operations.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.

As of June 30, 2013, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of June 30, 2013, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

Index
At June 30, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.    At December 31, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2013.

At June 30, 2013 and December 31, 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.4 million and $3.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $33,000 and $69,000 for the three and six months ended June 30, 2013, respectively, and $64,000 and $142,000 for the three and six months ended June 30, 2012, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2013 and December 31, 2012 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term was to expire on May 17, 2014, but was extended to November 13, 2014.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2013.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $82.5 million and $80.6 million as of June 30, 2013 and December 31, 2012, respectively.  We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2013 and 2012, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

Index
In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million and that, had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent  to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $114.4 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2013 and December 31, 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 8.	Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three months ended June 30, 2013 and 2012, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.  Accordingly, we recorded an approximately $1.6 million and $3.0 million income tax benefit for the three and six months ended June 30, 2013, respectively.  We recorded an approximately $1.7 million and $3.5 million income tax provision for the three and six months ended June 30, 2012, respectively.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $550,000 and $534,000 of unrecognized tax benefits required to be recorded as of June 30, 2013 and December 31, 2012, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2009 to 2012, has not been extended beyond applicable statute of limitations.

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

Index
We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the amended Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $7.3 million and $15.0 million as of June 30, 2013 and December 31, 2012, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the amended Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.

As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers in the Circuit Court for the City of Baltimore in the State of Maryland (the “Circuit Court”).  A second holder of the Company’s Public Preferred Stock, Wynnefield Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”).  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company’s common stock, and purported to state a claim against him for shareholder oppression. As of June 30, 2013, Costa Brava owns 12.7% and Wynnefield owns 11.7% of the outstanding Public Preferred Stock. The case has been remanded to the Circuit Court in Baltimore City, Maryland for proceedings consistent with the opinion of the Court of Special Appeals of Maryland.  On remand, the Circuit Court held a status and scheduling conference on July 26, 2013, as a result of which the Court issued a memorandum to counsel setting a briefing schedule to address the motion filed by the Company and other defendants to dismiss or otherwise dispose of the derivative claims as a result of the findings of the Special Litigation Committee in its Final Report of July 20, 2007.  The briefing on the motion is expected to be completed by January 16, 2014.  The Court, in its memorandum, did not set any schedule on the shareholder oppression claim against Mr. Porter.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs’ success in relation to any of their assertions in the litigation.  Although there can be no assurance as to the ultimate outcome of the case, the Company and its present and former officers and directors strenuously deny Plaintiffs’ allegations and continue to vigorously defend the matter, and oppose the relief sought by Plaintiffs.

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

Trial on both the Class D Directors’ books and records claims and the Company’s counterclaim commenced on July 5, 2013, and continued on several days in July 2013.  The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing is expected to be concluded by September 16, 2013.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to the Class D Directors’ success in any of their assertions and claims, or whether such success would entitle them to monetary damages.  Although there can be no assurance as to the ultimate outcome of the case, the Company and its officers and directors strenuously deny the Class D Directors’ claims, and will vigorously defend the matter, and oppose the relief sought.

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

Subsequent Events

On July 31, 2013, we amended our $30 million Facility with Wells Fargo to extend the maturity date to November 13, 2014.

Index
Note 10.	Related Party Transactions

Emmett Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $71,000 and $124,000 for the three and six months ended June 30, 2013, respectively, and $53,000 and $141,000 for the three and six months ended June 30, 2012, respectively.   Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, as of June 30, 2013.

On May 16, 2012 and August 24, 2012, the Company redeemed a total of 1,175 shares of Senior Redeemable Preferred Stock, including 405 shares and 567 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, the beneficial owners of 39.3% of our Class A Common Stock.  Subsequent to such redemption, Mr. Porter and Toxford beneficially held 359 shares and 502 shares of Series A-1 and Series A-2, respectively, or 82.7% of the Senior Redeemable Preferred Stock.

On June 14, 2013, the Company redeemed a total of 567 shares of Senior Redeemable Preferred Stock, including 195 shares and 274 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, the beneficial owners of 39.3% of our Class A Common Stock.  Subsequent to such redemption, Mr. Porter and Toxford beneficially held 163 shares and 228 shares of Series A-1 and Series A-2, respectively, or 82.7% of the Senior Redeemable Preferred Stock.

In May 2013, the Company formally engaged Avison Young, a full-service commercial real estate company, to assist the Company with its various options related to its current facility in Ashburn, Virginia.  Mr. Kevin Malloy is a Principal of Avison Young and is the main relationship partner for the Company.  Mr. Malloy is the brother of Mr. Brendan Malloy, a named executive officer of the Company, and the potential engagement of Avison Young is subject to the Telos Corporation Policy with Respect to Related Person Transactions (“RPT”). Consistent with standard practice in the industry, Avison Young’s compensation will consist entirely of a commission payable solely by the landlord to the extent a transaction with the landlord is later consummated.  The transaction was approved by the Board of Directors, consistent with the Company’s RPT policy.

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

General

Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions.  In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged to create the Cyber Operations and Defense business line.  Our IT solutions consist of the following:

•	Cyber Operations and Defense (formerly Secure Networks and Information Assurance) – Secure wired and wireless network solutions for Department of Defense (“DoD”) and other federal agencies, and software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions. In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”) and incorporated such assets into our Secure Networks business solutions. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•	Secure Communications (formerly Secure Messaging) – The next-generation messaging solution supporting warfighters throughout the world. Telos Secure Information eXchange (T-6) and the AMHS platform offer secure, automated, Web-based capabilities for distributing and managing enterprise messages formatted for the Defense Messaging System as well as collaborating in real-time through video, text, whiteboarding, and document sharing.

•	Telos ID (formerly Identity Management) – End-to-end logical and physical security from the gate to the network. Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

Backlog

Our total backlog was $133.6 million and $578.0 million at June 30, 2013 and 2012, respectively. Backlog was $581.3 million at December 31, 2012.

Such backlog amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated), and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog as of June 30, 2013 and 2012 was $98.1 million and $90.1 million, respectively.  Funded backlog was $99.1 million at December 31, 2012.

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

Index
We provide different solutions and revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quality (“IDIQ”) and government-wide acquisition contract (“GWAC”), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including blanket purchase agreements under our GSA schedule.

The principal element of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2013 and 2012 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.9	74.1	83.6	74.1
Selling, general, and administrative expenses	14.9	15.6	16.4	15.7

Operating income	1.2	10.3	----	10.2

Other income	0.4	0.4	0.2	0.2
Interest expense	(2.5)	(2.9)	(2.7)	(3.1)

(Loss) income before income taxes	(0.9)	7.8	(2.5)	7.3
Benefit (provision) for income taxes	2.8	(3.1)	2.9	(3.1)
Net income	1.9	4.7	0.4	4.2
Less: Net income attributable to non-controlling interest	(1.1)	(1.2)	(0.9)	(0.8)
Net income (loss) attributable to Telos Corporation	0.8%	3.5%	(0.5)%	3.4%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenue decreased by 2.0% to $55.2 million for the second quarter of 2013, from $56.3 million for the same period in 2012. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS contract.  As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue decreased to $35.3 million for the second quarter of 2013 from $47.3 million for the same period in 2012, primarily attributable to decreases in sales of $7.9 million of Cyber Operations and Defense in Secure Networks deliverables under several NETCENTS delivery orders for Telos-installed solutions, $3.3 million of Cyber Operations and Defense in Information Assurance deliverables, $1.3 million of Secure Communications solutions, offset by an increase in sales of $0.5 million of Identity Management solutions.   The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $19.9 million for the second quarter of 2013 from $9.1 million for the same period in 2012 under several NETCENTS delivery orders for resold product, primarily attributable to an increase in sales of $12.9 million of Cyber Operations and Defense in Secure Networks deliverables, offset by decreases in sales of $1.3 million in sales of proprietary software of Cyber Operations and Defense in Information Assurance deliverables and $0.8 million of Identity Management solutions.

Index
Cost of sales increased by 11.0% to $46.3 million for the second quarter of 2013 from $41.7 million for the same period in 2012, primarily due to increases in product revenue of $10.9 million, coupled with an increased cost of sales as a percentage of revenue of 9.8%.  Cost of sales for services decreased by $7.3 million; and as a percentage of services revenue increased by 4.8%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Networks deliverables under NETCENTS. Cost of sales for products increased by $11.9 million, and as a percentage of product revenue increased by 23.0%, primarily due to increases in revenue for product reselling under NETCENTS, which generally carries lower margin.  The decrease in cost of sales and increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 39.2% to $8.9 million for the second quarter of 2013 from $14.6 million for the same period in 2012.  Gross margin decreased to 16.1% in the second quarter of 2013, from 25.9% for the same period in 2012.  Services gross margin decreased to 19.9% from 24.7% due primarily to a change in program mix during the period as noted above.  Product gross margin decreased to 9.4% from 32.4% due primarily to an increase in sales of resold products as discussed above and a decrease in sales of proprietary software.

Selling, general, and administrative expense (“SG&A”) decreased by 6.4% to $8.2 million for the second quarter of 2013, from $8.8 million for the same period in 2012, primarily attributable to decreases in accrued bonuses of $0.2 million, labor and other costs of $0.2 million, and travel costs of $0.2 million.

Operating income decreased 89.0% to $0.6 million for the second quarter of 2013, from $5.8 million for the same period in 2012, due primarily to the decrease in gross profit as noted above.

Interest expense decreased 18.4% to $1.4 million for the second quarter of 2013, from $1.7 million for the same period in 2012, primarily due to the accretion of ITL notes in the second quarter of 2012.

Income tax benefit was $1.6 million for the second quarter of 2013, compared to income tax provision of $1.7 million for the same period in 2012, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos Corporation decreased 77.0% to $0.5 million for the second quarter of 2013, from $2.0 million for the same period in 2012, primarily attributable to the decrease in operating income, offset by the income tax benefit for the quarter as discussed above.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenue decreased by 7.2% to $102.8 million for the six months ended June 30, 2013 from $110.8 million in the same period in 2012. Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS contract.  Services revenue decreased to $69.0 million for the six months ended June 30, 2013 from $94.7 million for the same period in 2012, primarily attributable to decreases in sales of $17.9 million of Cyber Operations and Defense in Secure Network solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $6.5 million of Cyber Operations and Defense in Information Assurance deliverables, $3.1 million of Secure Communications solutions, offset by an increase in sales of $1.8 million of Identity Management solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $33.8 million for the six months ended June 30, 2013 from $16.1 million for the same period in 2012, primarily attributable to an increased sales in resold product of $20.5 million of Cyber Operations and Defense in Secure Network solutions deliverables, offset by decreases in proprietary software sales of $1.6 million of Cyber Operations and Defense Information Assurance deliverables, and $1.2 million of Identity Management solutions.

Cost of sales increased by 4.6% to $85.9 million for the six months ended June 30, 2013 from $82.1 million for the same period in 2012, due primarily to the increase in product revenue as discussed above.

Index
Gross profit decreased by 41.0% to $16.9 million for the six months ended June 30, 2013 from $28.7 million compared to the same period in 2012, due primarily to the change in the mix of the solutions sold.  Gross margin decreased 9.4% to 16.4% for the six months ended June 30, 2013, from 25.9% in the same period in 2012.

Selling, general, and administrative expense decreased 2.4% to $16.9 million for the six months ended June 30, 2013 from $17.3 million for the same period in 2012, primarily due to decreases in labor and other costs of $0.5 million, travel costs of $0.2 million, trade shows of $0.1 million, offset by an increase in accrued bonuses of $0.6 million.

Operating income was zero for the six months ended June 30, 2013, compared to operating income of $11.3 million for the same period in 2012, due primarily to a decrease of $12.0 million in gross profit as noted above.

Interest expense decreased 20.3% to $2.8 million for the six months ended June 30, 2013, from $3.5 million for the same period in 2012, primarily due to accretion of ITL notes for the six months ended June 30, 2012.

Income tax benefit was $3.0 million for the six months ended June 30, 2013, compared to income tax provision of $3.5 million for the same period in 2012, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the six month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net loss attributable to Telos Corporation was $0.5 million for the six months ended June 30, 2013, compared to net income of $3.8 million for the same period in 2012, primarily attributable to the decrease in operating income, offset by the income tax benefit as discussed above.

Index
Liquidity and Capital Resources

As described in more detail below, we maintain a revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”).  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Management believes that the Company’s borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Cash provided by operating activities was $8.3 million for the six months ended June 30, 2013, compared to $5.8 million for the same period in 2012.  Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, and the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  Additionally, for the six months ended June 30, 2013, net income was $0.4 million compared to net income of $4.7 million for the six months ended June 30, 2012.

Cash used in investing activities was approximately $0.4 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2013 was $8.0 million, compared to $5.7 million for the same period in 2012, primarily attributable to net repayments to the Facility for the six months ended June 30, 2013, and the repayments of the ITL note for the six months ended June 30, 2012.

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

Senior Revolving Credit Facility

On May 17, 2010, we amended the Facility.  Under the amended terms, the maturity date of the Facility was extended to May 17, 2014 from September 30, 2011, the limit on the Facility was increased to $30 million from $25 million, and a term loan component of $7.5 million was added to the Facility.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on May 17, 2014. On July 31, 2013, the maturity date of the Facility was extended to November 13, 2014. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which was changed to the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of June 30, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility continue to be collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.   The financial covenants were updated to include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  The Facility’s anniversary fee was discontinued and the collateral management fee was reduced.

Index
As of June 30, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.4 million for each of the three and six months ended June 30, 2013 and 2012, respectively, on the Facility.

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

On June 11, 2013, the Facility was further amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  As of June 30, 2013, we were in compliance with the Facility’s financial covenants, including EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.0 million, and the revolving component of the Facility mature over the period 2013 through 2014.

At June 30, 2013, we had outstanding borrowings of $13.6 million on the Facility, which included the $6.4 million term loan, of which $0.4 million was short-term.   At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At June 30, 2013 and December 31, 2012, we had unused borrowing availability on the Facility of $7.0 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.4% and 5.3% for the six months ended June 30, 2013 and 2012, respectively.

Notes payable – IT Logistics, Inc.

On July 1, 2011, we entered into, and concurrently completed the transactions contemplated by, the Asset Purchase Agreement with IT Logistics Inc., an Alabama corporation (“ITL”), and its sole stockholder (see Note 3 – Acquisition of IT Logistics, Inc.).  We purchased certain assets relating to the operation of ITL’s business of providing survey, design, engineering, and installation services of inside and outside plant secure networking infrastructure and program management expertise.  Under the terms of the asset purchase agreement, Telos assumed certain liabilities of ITL, principally liabilities that accrued on or after July 1, 2011, under certain contracts assumed by Telos.

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

Index
The $7 million payable in ten monthly payments had also been fully paid in May 2012.  We incurred interest expense in the amount of $1,000 and $4,000 on these payments for the three and six months ended June 30, 2012, respectively.

Redeemable Preferred Stock

 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $116.2 million and $116.5 million at June 30, 2013 and December 31, 2012, respectively.  We recorded dividends of $1.0 million and $2.0 million for the three and six months ended June 30, 2013, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2012, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2013, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

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

On June 11, 2013, the Facility was further amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 54.5% of the Senior Redeemable Preferred Stock with a carrying value of $2.2 million was redeemed for $2.0 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10%, which was recorded in other income on the condensed consolidated statements of operations.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.

As of June 30, 2013, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of June 30, 2013, Mr. Porter and Toxford held a total of 164 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

Index
At June 30, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.    At December 31, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2013.

At June 30, 2013 and December 31, 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.4 million and $3.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $33,000 and $69,000 for the three and six months ended June 30, 2013, respectively, and $64,000 and $142,000 for the three and six months ended June 30, 2012, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Public Preferred Stock

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term was to expire on May 17, 2014, but was extended to November 13, 2014.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2013.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $82.5 million and $80.6 million as of June 30, 2013 and December 31, 2012, respectively.  We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2013 and 2012, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent  to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $114.4 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2013 and December 31, 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index
Borrowing Capacity

Our working capital was $7.3 million and $15.0 million as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we had outstanding debt and long-term obligations of $132.6 million, consisting of $13.2 million under the Facility, $3.1 million in capital lease obligations and $116.2 million in redeemable preferred stock classified as liability pursuant to ASC 480-10, and $0.1 million in other liabilities.

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

 We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of June 30, 2013, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.4% and 5.3% for the six months ended June 30, 2013 and 2012, respectively.  The Facility had an outstanding balance of $13.6 million at June 30, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

 Information regarding legal proceedings may be found in Note 9 – Commitments, Contingencies and Subsequent Events to the condensed consolidated financial statements.

Item 1A.	Risk Factors

There were no material changes in the second quarter of 2013 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index
Item 3.	Defaults upon Senior Securities

Senior Redeemable Preferred Stock

We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At June 30, 2013, total undeclared unpaid dividends accrued for financial reporting purposes are $1.4 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2013, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of June 30, 2013, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of June 30, 2013, Mr. Porter and Toxford held a total of 164 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock

Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 7 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $82.5 million and $80.6 million in cash dividends as of June 30, 2013 and December 31, 2012, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 (“Charter”), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of June 30, 2013 and December 31, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1
Telos Corporation 2013 Omnibus Long-Term Incentive Plan (previously filed with the Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2013, and incorporated herein by reference)

10.2	Form Restricted Stock Agreement (previously filed with the Commission as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 15, 2013, and incorporated herein by reference)
10.3*
Third Amendment to Second Amended and Restated Loan and Security Agreement and First Amendment to Amended and Restated General Continuing Guaranty between the Company and Wells Fargo Capital Finance, LLC dated June 11, 2013

10.4
Fourth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated July 31, 2013 (previously filed with the Commission as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013, and incorporated herein by reference)

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

Date: August 14, 2013	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)