Form 10-Q
period 2013-09-30
TELOS CORP
filed 2013-11-14
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

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

(703) 724-3800
(Registrant's telephone number, including area code)

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
 Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer   ☐           Non-accelerated filer   ☒  Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

As of November 7, 2013, the registrant had outstanding 40,218,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Services	$35,810	$47,401	$104,847	$142,097
Products	13,469	19,515	47,223	35,586
	49,279	66,916	152,070	177,683
Costs and expenses
Cost of sales - Services	28,421	36,368	82,979	106,548
Cost of sales - Products	12,059	15,645	43,390	27,575
	40,480	52,013	126,369	134,123
Selling, general and administrative expenses	7,716	11,132	24,641	28,465
Operating income	1,083	3,771	1,060	15,095
Other income (expense)
Other income	7	236	233	493
Interest expense	(1,381)	(1,603)	(4,154)	(5,083)
(Loss) income before income taxes	(291)	2,404	(2,861)	10,505
Benefit (provision) for income taxes (Note 7)	4,397	(1,136)	7,381	(4,587)
Net income	4,106	1,268	4,520	5,918
Less: Net income attributable to non-controlling interest (Note 2)	(400)	(725)	(1,360)	(1,599)
Net income attributable to Telos Corporation	$3,706	$543	$3,160	$4,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$4,106	$1,268	$4,520	$5,918
Other comprehensive income (loss):
Foreign currency translation adjustments	7	-	(19)	(21)
Total other comprehensive income (loss)	7	-	(19)	(21)
Less: Comprehensive income attributable to non-controlling interest	(400)	(725)	(1,360)	(1,599)
Comprehensive income attributable to Telos Corporation	$3,713	$543	$3,141	$4,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current assets (Note 5)
Cash and cash equivalents	$131	$229
Accounts receivable, net of reserve of $320 and $319, respectively	43,609	33,879
Inventories, net of obsolescence reserve of $418 and $416, respectively	12,422	10,277
Deferred income taxes (Note 7)	341	192
Deferred program expenses	3,238	5,281
Other current assets	3,405	2,254
Total current assets (Note 5)	63,146	52,112
Property and equipment, net of accumulated depreciation of $24,100 and $23,035, respectively	3,256	3,883
Deferred income taxes, long-term (Note 7)	7,261	-
Goodwill (Note 3)	14,916	14,916
Intangible assets (Note 3)	6,207	7,900
Other assets	322	345
Total assets (Note 5)	$95,108	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 30, 2013	December 31, 2012
LIABILITIES, REDEEMABLE PREFERRED STOCK, NON-CONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
Current liabilities
Senior credit facility – short-term (Note 5)	$375	$375
Accounts payable and other accrued payables (Note 5)	35,245	23,138
Accrued compensation and benefits	6,638	4,965
Deferred revenue	3,444	6,095
Deferred income taxes (Note 7)	-	191
Capital lease obligations – short-term	1,428	1,241
Other current liabilities	2,742	1,070
Total current liabilities	49,872	37,075

Senior revolving credit facility (Note 5)	18,953	18,559
Capital lease obligations	2,707	3,803
Senior redeemable preferred stock (Note 6)	1,874	4,010
Public preferred stock (Note 6)	115,318	112,451
Other liabilities	56	53
Total liabilities	188,780	175,951

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	146	103
Accumulated other comprehensive income	53	72
Accumulated deficit	(94,356)	(97,516)
Total Telos stockholders' deficit	(94,079)	(97,263)
Non-controlling interest in subsidiary (Note 2)	407	468
Total stockholders' deficit	(93,672)	(96,795)
Total liabilities, redeemable preferred stock, non-controlling interest and stockholders' deficit	$95,108	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$4,520	$5,918
Adjustments to reconcile net income to cash provided by operating activities:
Gain on redemption of senior preferred stock	(222)	(444)
Dividends of preferred stock as interest expense	2,953	3,058
Accretion of note payable	-	655
Depreciation and amortization	2,824	2,871
Amortization of debt issuance costs	54	54
Deferred income tax benefit	(7,601)	-
Other noncash items	(36)	32
Changes in other operating assets and liabilities	960	7,228
Cash provided by operating activities	3,452	19,372

Investing activities:
Purchases of property and equipment	(504)	(316)
Cash used in investing activities	(504)	(316)

Financing activities:
Proceeds from senior credit facility	168,849	181,289
Repayments of senior credit facility	(168,174)	(191,976)
Decrease in book overdrafts	890	1,410
Repayments of term loan	(281)	(282)
Repayments of note payable	-	(3,500)
Payments under capital lease obligations	(909)	(760)
Redemption of senior preferred stock	(2,000)	(4,000)
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,421)	(1,249)
Cash used in financing activities	(3,046)	(19,068)

Decrease in cash and cash equivalents	(98)	(12)
Cash and cash equivalents, beginning of period	229	220

Cash and cash equivalents, end of period	$131	$208

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,165	$1,381
Income taxes	$849	$4,995

Noncash:
Dividends of preferred stock as interest expense	$2,953	$3,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                          General and Basis of Presentation

Telos Corporation, together with its subsidiaries (the "Company" or "Telos" or "We"), is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide.  Our principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147.  The Company was incorporated as a Maryland corporation in October 1971.  Our web site is www.telos.com.

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc. and Xacta Corporation, all of whose issued and outstanding share capital is owned by the Company.  We have also consolidated the results of operations of Telos Identity Management Solutions, LLC ("Telos ID") (see Note 2 – Non-controlling Interests), and Teloworks, Inc.  All intercompany transactions have been eliminated in consolidation.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2012 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

In preparing these condensed consolidated financial statements, we have evaluated subsequent events through the date that these condensed consolidated financial statements were issued.

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and assess performance. We currently operate in one operating and reportable business segment for financial reporting purposes.  We currently have the following three business lines:  Cyber Operations and Defense, Secure Communications, and Telos ID.  Our Chief Executive Officer is the CODM. Our CODM manages our business primarily by function and reviews financial information on a consolidated basis, accompanied by disaggregated information by line of business as well as certain operational data, for purposes of allocating resources and evaluating financial performance. The CODM only evaluates profitability based on consolidated results.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013, and subsequent interim periods. The adoption of this guidance is not expected to have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Revenue Recognition
Revenues are recognized in accordance with FASB Accounting Standards Codification ("ASC") 605-10-S99.  We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, "Revenue Arrangements with Multiple Deliverables," which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices.  This determination is made first by employing vendor-specific objective evidence ("VSOE"), to the extent it exists, then third-party evidence ("TPE") of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical.  Therefore we do not utilize TPE.  If VSOE and TPE are not determinable, we use our best estimate of selling price ("ESP") as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

Index
We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable.  Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support ("PCS"), and installation, the relative fair value of each element is determined based on VSOE.  VSOE is defined by ASC 985-605, "Software Revenue Recognition," and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority.  When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method.  If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered.  PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period. Software arrangements requiring significant production, modification, or customization of the software are accounted for in accordance with ASC 605-35 "Construction-Type and Production-Type Contracts."

We may use subcontractors and suppliers in the course of performing on contracts and under certain contracts we provide supplier procurement services and materials for our customers.  Some of these arrangements may fall within the scope of ASC 605-45, "Reporting Revenue Gross as a Principal versus Net as an Agent." We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense:

In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged to create our Cyber Operations and Defense business line.

Regarding our deliverables of secure network solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within our Cyber Operations and Defense solutions area is our Emerging Technologies Group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within the Cyber Operations and Defense and Emerging Technologies groups are generally sold as firm-fixed price ("FFP") bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company's customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials ("T&M") services contracts based upon specified billing rates and other direct costs as incurred.

Regarding our information assurance deliverables, we provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, "Software Revenue Recognition," as fully discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

Index

Secure Communications – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System ("AMHS"), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For CPFF contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

Telos ID – We provide our identity assurance and access management solutions and services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99.  Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

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

Accounts Receivable
Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts.  Collectability of accounts receivable is regularly reviewed based upon management's knowledge of the specific circumstances related to overdue balances. The allowance for doubtful accounts is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $12.8 million and $10.7 million as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, it is management's judgment that we have fully provided for any potential inventory obsolescence.

Index
Income Taxes
We account for income taxes in accordance with ASC 740, "Income Taxes."  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.

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

Goodwill and Intangible Assets
We evaluate the impairment of goodwill and intangible assets in accordance with ASC 350, "Goodwill and Intangible Assets," which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis.  Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of October 1st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Secure Communications, and Telos ID, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2012. There were no triggering events through September 30, 2013 that would lead the Company to conclude that goodwill was impaired.  Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

Intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of September 30, 2013, no impairment charges were taken.

Index
Restricted Stock Grants
As of September 30, 2013, we have granted 14,806,578 shares of restricted stock to our officers, directors, and employees.   Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by in the applicable equity compensation plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

Other Comprehensive Income

Our functional currency is the U.S. Dollar.  For one of our wholly owned subsidiaries, the functional currency is the local currency.  For this subsidiary, the translation of its foreign currency into U.S. Dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period.  Translation gains and losses are included in stockholders' deficit as a component of accumulated other comprehensive income.

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Cumulative foreign currency translation loss	$(56)	$(37)
Cumulative actuarial gain on pension liability adjustment	109	109
Accumulated other comprehensive income	$53	$72

Index

Note 2.  Non-controlling Interests

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center ("DMDC") to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors ("Investors") owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration.   In accordance with ASC 505-10, "Equity-Overall," we recognized a gain of $5.8 million.   As a result, we own 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method.

The Amended and Restated Operating Agreement of Telos ID ("Operating Agreement") provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by the Investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $0.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, and $1.1 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $0.4 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, and $0.7 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement.  The Class B members received a total of $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, and $0.7 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Non-controlling interest, beginning of period	$623	$683	$468	$381
Net income	400	725	1,360	1,599
Distributions	(616)	(677)	(1,421)	(1,249)
Non-controlling interest, end of period	$407	$731	$407	$731

Index

Note 3.                          Goodwill and Intangible Assets

The goodwill balance was $14.9 million as of September 30, 2013 and December 31, 2012.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment.  As of September 30, 2013, no impairment charges were taken.

Intangible assets consist primarily of customer relationship enhancements.  Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense was $0.6 million and $1.7 million for each of the three and nine months ended September 30, 2013 and 2012, respectively.  Amortization expense will be $2.3 million annually for the next 3 years.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of September 30, 2013, no impairment charges were taken.

Intangible assets consist of the following:

	September 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets	$11,286	$5,079	$11,286	$3,386
	$11,286	$5,079	$11,286	$3,386

Index

Note 4.                          Fair Value Measurements

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

As of September 30, 2013 and December 31, 2012, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

At September 30, 2012, there was a $15 million subordinated promissory note payable to the seller of IT Logistics, Inc., which was recorded at its fair value of $11.7 million and had been accreted to its carrying value of $12.5 million as of September 30, 2012, and was fully paid as of December 31, 2012.

On May 16, 2012, 26.7% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million; on August 24, 2012, 36.0% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, and on June 14, 2013, 54.5% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 6 – Redeemable Preferred Stock).  The carrying value of the Senior Redeemable Preferred Stock was $1.9 million and $4.0 million as of September 30, 2013 and December 31, 2012, respectively.  Since there have been no material changes in the Company's financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2012.

As of September 30, 2013 and December 31, 2012, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $115.3 million and $112.5 million, respectively.  The estimated fair market value was $47.8 million as of September 30, 2013 and December 31, 2012, based on quoted market prices.

Index

Note 5.                          Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of September 30, 2013 and December 31, 2012, the accounts payable and other accrued payables consisted of $22.1 million and $16.4 million, respectively, in trade account payables and $13.1 million and $6.7 million, respectively, in accrued payables.

Senior Revolving Credit Facility
On July 31, 2013, we amended our $30 million revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to extend the maturity date to November 13, 2014 from May 17, 2014.  The Facility has a term loan component with a balance of $6.3 million as of July 31, 2013.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on November 13, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of September 30, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2013 and 2012, respectively.

On May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 6 – Redeemable Preferred Stock).

On June 11, 2013, the Facility was further amended to allow for the further redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 6 – Redeemable Preferred Stock).

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The financial covenants also include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  As of September 30, 2013, we were in compliance with the Facility's financial covenants, including the minimum EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.0 million, and the revolving component of the Facility mature over the period 2013 through 2014.

At September 30, 2013, we had outstanding borrowings of $19.3 million on the Facility, which included the $6.3 million term loan, of which $0.4 million was short-term.   At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At September 30, 2013 and December 31, 2012, we had unused borrowing availability on the Facility of $10.2 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 5.4% for the nine months ended September 30, 2013 and 2012, respectively.

Index
The following are maturities of the Facility presented by year (in thousands):

	2013	2014	Total
Short-term:
Term loan	$375	$-	$375	[1]
Long-term:
Term loan	$-	$5,906	$5,906	[1]
Revolving credit	-	13,047	13,047	[2]
Subtotal	$-	$18,953	$18,953
Total	$375	$18,953	$19,328

1	The principal will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on November 13, 2014.
2	Balance due represents balance as of September 30, 2013, with fluctuating balances based on working capital requirements of the Company.

Warranty Liability
We provide warranty services to our customers primarily in the network solutions deliverables of the Cyber Operations and Defense business line. The majority of our warranty services involves contractual coverage with the Original Equipment Manufacturer ("OEM") and primarily involves referrals to the OEM for service calls.  Additionally, certain contracts and programs require that we provide an enhanced level of warranty coverage. The balance of our accrued warranty liability as of September 30, 2013 and December 31, 2012 was $0.1 million and $0.2 million, respectively.

Index
Note 6.                          Redeemable Preferred Stock

Senior Redeemable Preferred Stock
The Senior Redeemable Preferred Stock is senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2.  The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $0.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2013, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

On May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012, with the consent of the holders of the outstanding shares of Senior Redeemable Preferred Stock, 26.7% of the Senior Redeemable Preferred Stock with a carrying value of $2.2 million was redeemed for $2.0 million, resulting in a gain in the amount of approximately $0.2 million, representing a discount of 10.0%, which was recorded in other income on the condensed consolidated statements of operations.  Subsequent to such redemption, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 677 shares and 947 shares for Series A-1 and Series A-2, respectively.

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

As of September 30, 2013, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2013, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

At September 30, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.    At December 31, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2013.

At September 30, 2013 and December 31, 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.4 million and $3.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $86,000 for the three and nine months ended September 30, 2013, respectively, and $49,000 and $191,000 for the three and nine months ended September 30, 2012, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Index
12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2013 and December 31, 2012 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on November 13, 2014.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2013.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

Index
ASC 470-10 provides the following: The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period.  It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor's violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable.

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $0.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $83.5 million and $80.6 million as of September 30, 2013 and December 31, 2012, respectively.  We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2013 and 2012, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

The carrying value of the accrued Paid-in-Kind ("PIK") dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million.  Had we accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  Our Articles of Amendment and Restatement, Section 2(a) states, "Any dividends payable with respect to the Exchangeable Preferred Stock ("Public Preferred Stock") during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …".  Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock.  During the period in which we stated our intent to pay PIK dividends, we stated our intention to amend our Charter to permit such payment by the issuance of additional shares of Public Preferred Stock.  In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued.  This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent  to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $115.3 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2013 and December 31, 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index

Note 7.                          Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  In determining the estimated annual effective rate, we analyze various factors, including but not limited to, projections of our operating income, permanent and temporary differences, and the likelihood of recovering deferred income taxes generated during the current year.  Our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. For the three and nine months ended September 30, 2013, a deferred tax benefit was primarily driven by applying our annual effective tax rate against the year-to-date pre-tax loss which is expected to offset fourth quarter pre-tax income for the current year.  Accordingly, we recorded approximately $4.4 million and $7.4 million income tax benefit for the three and nine months ended September 30, 2013, respectively.  We recorded an approximately $1.1 million and $4.6 million income tax provision for the three and nine months ended September 30, 2012, respectively.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $582,000 and $534,000 of unrecognized tax benefits required to be recorded as of September 30, 2013 and December 31, 2012, respectively.  The period for which tax years are open, 2009 to 2012, has not been extended beyond applicable statute of limitations.

Note 8.                          Commitments and Contingencies

Financial Condition and Liquidity
As described in Note 5 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo.  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity.

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $13.3 million and $15.0 million as of September 30, 2013 and December 31, 2012, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Index
Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers in the Circuit Court for the City of Baltimore in the State of Maryland (the "Circuit Court").  A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock, and purported to state a claim against him for shareholder oppression. As of September 30, 2013, Costa Brava owns 12.7% and Wynnefield owns 11.7% of the outstanding Public Preferred Stock. The case has been remanded to the Circuit Court in Baltimore City, Maryland for proceedings consistent with the opinion of the Court of Special Appeals of Maryland.  On remand, the Circuit Court held a status and scheduling conference on July 26, 2013, as a result of which the Court entered an order setting a briefing schedule to address the motion filed by the Company and other defendants to dismiss or otherwise dispose of the derivative claims as a result of the findings of the Special Litigation Committee in its Final Report of July 20, 2007.  The briefing on the motion is expected to be completed by January 17, 2014.  The Court did not address in its order any scheduling related to the shareholder oppression claim against Mr. Porter.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs' success in relation to any of their assertions in the litigation.  Although there can be no assurance as to the ultimate outcome of the case, the Company and its present and former officers and directors strenuously deny Plaintiffs' allegations and continue to vigorously defend the matter, and oppose the relief sought by Plaintiffs.

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

Trial on both the Class D Directors' books and records claims and the Company's counterclaim commenced on July 5, 2013, and continued on several days in July 2013.  The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing concluded on September 16, 2013.  The decision on this matter is pending.
At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to the Class D Directors' success in any of their assertions and claims, or whether such success would entitle them to monetary damages.  Although there can be no assurance as to the ultimate outcome of the case, the Company and its officers and directors strenuously deny the Class D Directors' claims, and will vigorously defend the matter, and oppose the relief sought.

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

Index

Note 9.                          Related Party Transactions

Emmett Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $69,000 and $193,000 for the three and nine months ended September 30, 2013, respectively, and $123,000 and $264,000 for the three and nine months ended September 30, 2012, respectively.   Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as of September 30, 2013.

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

In May 2013, the Company formally engaged Avison Young, a full-service commercial real estate company, to assist the Company with its various options related to its current facility in Ashburn, Virginia.  Mr. Kevin Malloy is a Principal of Avison Young and is the main relationship partner for the Company.  Mr. Malloy is the brother of Mr. Brendan Malloy, a named executive officer of the Company, and the potential engagement of Avison Young is subject to the Telos Corporation Policy with Respect to Related Person Transactions ("RPT"). Consistent with standard practice in the industry, Avison Young's compensation will consist entirely of a commission payable solely by the landlord to the extent a transaction with the landlord is later consummated.  The transaction was approved by the Board of Directors, consistent with the Company's RPT policy.

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
 This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2012, as filed with the SEC.

General
Our goal is to deliver superior IT solutions that meet or exceed our customers' expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions.  In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged to create the Cyber Operations and Defense business line.  Our IT solutions consist of the following:

·
Cyber Operations and Defense – Secure wired and wireless network solutions for Department of Defense ("DoD") and other federal agencies, and software products and consulting services to automate, streamline, and enforce IT security and risk management processes enterprise-wide.  We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions.  In July 2011, we acquired all of the assets of IT Logistics, Inc. ("ITL") and incorporated such assets into our Secure Networks business solutions.  We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

·
Secure Communications – The next-generation messaging solution supporting warfighters throughout the world.  Telos Secure Information eXchange (T-6) and the AMHS platform offer secure, automated, Web-based capabilities for distributing and managing enterprise messages formatted for the Defense Messaging System as well as collaborating in real-time through video, text, whiteboarding, and document sharing.

·
Telos ID – End-to-end logical and physical security from the gate to the network.  Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

Backlog
Funded backlog as of September 30, 2013 and 2012 was $129.3 million and $105.5 million, respectively.  Funded backlog was $99.1 million at December 31, 2012.

Consolidated Results of Operations (Unaudited)
The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries including Ubiquity.com, Inc. and  Xacta Corporation, all of whose issued and outstanding share capital is owned by Telos Corporation (collectively, the "Company" or "Telos" or "We").  We have also consolidated the results of operations of Telos ID (see Note 2 – Non-controlling Interests) and Teloworks, Inc. All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

Index

We provide different solutions and revenue types under one such contract vehicle, the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contract ("GWAC"), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The contract itself does not fund any orders and states that the contract is for an indefinite delivery and indefinite quantity. The NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The period of performance for the award of new task orders under the contract ended on September 30, 2013.  Previously awarded task orders that contain periods of performance that extend past September 30, 2013, including exercisable option years under existing task orders, are not affected by the contract expiration.  While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including blanket purchase agreements under our GSA schedule.

The implementation of the March 1, 2013 budget sequester has produced significant uncertainty with respect to future government programs and funding of our government customer organizations.  The timing and implementation of the sequestration of appropriations in government fiscal year 2013 imposed by the Budget Control Act of 2011 (Budget Act) are likely to continue to produce delays in awards of future contracts.  While we believe the that the effects of the sequester have impacted the timing of contract awards, primarily in our Cyber Operations and Defense solution area, the specific effects of sequestration are difficult to quantify or predict on a longer term basis.

The principal element of the Company's operating expenses as a percentage of sales for the three and nine months ended September 30, 2013 and 2012 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.1	77.7	83.1	75.5
Selling, general, and administrative expenses	15.7	16.6	16.2	16.0

Operating income	2.2	5.7	0.7	8.5

Other income	---	0.3	0.1	0.3
Interest expense	(2.8)	(2.4)	(2.7)	(2.9)

(Loss) income before income taxes	(0.6)	3.6	(1.9)	5.9
Benefit (provision) for income taxes	8.9	(1.7)	4.9	(2.6)
Net income	8.3	1.9	3.0	3.3
Less: Net income attributable to non-controlling interest	(0.8)	(1.1)	(0.9)	(0.9)
Net income attributable to Telos Corporation	7.5%	0.8%	2.1%	2.4%

Index

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenue decreased by 26.4% to $49.3 million for the third quarter of 2013, from $66.9 million for the same period in 2012. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS contract.  As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period.  Services revenue decreased to $35.8 million for the third quarter of 2013 from $47.4 million for the same period in 2012, primarily attributable to decreases in sales of $8.5 million of Cyber Operations and Defense in secure networks deliverables under several NETCENTS delivery orders for Telos-installed solutions, $2.2 million of Cyber Operations and Defense in information assurance deliverables, $1.3 million of Secure Communications solutions, offset by an increase in sales of $0.4 million of Telos ID solutions.   The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue decreased to $13.5 million for the third quarter of 2013 from $19.5 million for the same period in 2012 under several NETCENTS delivery orders for resold product, primarily attributable to decreases in sales of $5.0 million of Telos ID solutions, $1.2 million in proprietary software of Cyber Operations and Defense in information assurance deliverables, offset by an increase in sales of $0.2 million of Cyber Operations and Defense in resold products.

Cost of sales decreased by 22.2% to $40.5 million for the third quarter of 2013 from $52.0 million for the same period in 2012, primarily due to decreases in revenue of $17.6 million, coupled with an increased cost of sales as a percentage of revenue of 4.4%.  Cost of sales for services decreased by $7.9 million; and as a percentage of services revenue increased by 2.6%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in secure networks deliverables under NETCENTS. Cost of sales for products decreased by $3.6 million, and as a percentage of product revenue increased by 9.4%.  The decrease in cost of sales and increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 41.0% to $8.8 million for the third quarter of 2013 from $14.9 million for the same period in 2012.  Gross margin decreased to 17.9% in the third quarter of 2013, from 22.3% for the same period in 2012.  Services gross margin decreased to 20.6% from 23.3% due primarily to a change in program mix during the period as noted above.  Product gross margin decreased to 10.5% from 19.8% due primarily to an increase in sales of resold products as discussed above and a decrease in sales of proprietary software.

Selling, general, and administrative expense ("SG&A") decreased by 30.7% to $7.7 million for the third quarter of 2013, from $11.1 million for the same period in 2012, primarily attributable to decreases in bonuses of $2.6 million, and labor and other costs of $0.9 million.

Operating income decreased 71.3% to $1.1 million for the third quarter of 2013, from $3.8 million for the same period in 2012, due primarily to the decrease in gross profit as noted above.

Interest expense decreased 13.9% to $1.4 million for the third quarter of 2013, from $1.6 million for the same period in 2012, primarily due to the accretion of ITL notes in the third quarter of 2012.

Income tax benefit was $4.4 million for the third quarter of 2013, compared to income tax provision of $1.1 million for the same period in 2012, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos was $3.7 million for the third quarter of 2013, compared to $0.5 million for the same period in 2012, primarily attributable to the decrease in operating income, offset by the income tax benefit for the quarter as discussed above.

Index

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Revenue decreased by 14.4% to $152.1 million for the nine months ended September 30, 2013 from $177.7 million in the same period in 2012. Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS contract.  Services revenue decreased to $104.8 million for the nine months ended September 30, 2013 from $142.1 million for the same period in 2012, primarily attributable to decreases in sales of $26.4 million of Cyber Operations and Defense in secure networks solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $8.7 million of Cyber Operations and Defense in information assurance deliverables, $4.4 million of Secure Communications solutions, offset by an increase in sales of $2.3 million of Telos ID solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $47.2 million for the nine months ended September 30, 2013 from $35.6 million for the same period in 2012, primarily attributable to an increased sales in resold product of $20.1 million of Cyber Operations and Defense in secure networks solutions deliverables, offset by decreases in sales of $6.2 million of Telos ID solutions, and in proprietary software sales of $2.8 million of Cyber Operations and Defense in information assurance deliverables.

Cost of sales decreased by 5.8% to $126.4 million for the nine months ended September 30, 2013 from $134.1 million for the same period in 2012, due primarily to the decrease in services revenue as discussed above.

Gross profit decreased by 41.0% to $25.7 million for the nine months ended September 30, 2013 from $43.6 million compared to the same period in 2012, due primarily to the change in the mix of the solutions sold.  Gross margin decreased 41.0% to 16.9% for the nine months ended September 30, 2013, from 24.5% in the same period in 2012.

Selling, general, and administrative expense decreased 13.4% to $24.6 million for the nine months ended September 30, 2013 from $28.5 million for the same period in 2012, primarily due to decreases in bonuses of $2.0 million, labor and other costs of $1.2 million, and travel costs of $0.2 million.

Operating income decreased 93.0% to $1.1 million for the nine months ended September 30, 2013, from $15.1 million for the same period in 2012, due primarily to the decrease in gross profit as noted above.

Interest expense decreased 18.3% to $4.2 million for the nine months ended September 30, 2013, from $5.1 million for the same period in 2012, primarily due to accretion of ITL notes for the nine months ended September 30, 2012.

Income tax benefit was $7.4 million for the nine months ended September 30, 2013, compared to income tax provision of $4.6 million for the same period in 2012, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the nine month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net income attributable to Telos was $3.2 million for the nine months ended September 30, 2013, compared to $4.3 million for the same period in 2012, primarily attributable to the decrease in operating income, offset by the income tax benefit as discussed above.

Index

Liquidity and Capital Resources
As described in more detail below, we maintain a revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo").  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Management believes that the Company's borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Cash provided by operating activities was $3.5 million for the nine months ended September 30, 2013, compared to $19.4 million for the same period in 2012.  Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  Additionally, for the nine months ended September 30, 2013, net income was $4.5 million compared to $5.9 million for the nine months ended September 30, 2012, and the cash provided for the nine months ended September 30, 2013 reflected a deferred tax benefit of $7.6 million.

Cash used in investing activities was approximately $0.5 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2013 was $3.0 million, compared to $19.1 million for the same period in 2012, primarily attributable to net repayments to the Facility, an additional senior preferred stock redemption, and the repayments of the ITL note during the nine months ended September 30, 2012.

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

Senior Revolving Credit Facility
On July 31, 2013, we amended our $30 million Facility with Wells Fargo to extend the maturity date to November 13, 2014 from May 17, 2014.  The Facility has a term loan component with a balance of $6.3 million as of July 31, 2013.  The principal of the term loan component will be repaid in quarterly installments of $93,750, with a final installment of the unpaid principal amount payable on November 13, 2014.  The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of September 30, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2013 and 2012, respectively.

Index

On May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 6 – Redeemable Preferred Stock).

On June 11, 2013, the Facility was further amended to allow for the further redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 6 – Redeemable Preferred Stock).

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The financial covenants also include minimum EBITDA (as defined in the Facility), minimum recurring revenue and a limit on capital expenditures.  As of September 30, 2013, we were in compliance with the Facility's financial covenants, including the minimum EBITDA covenants.  The term loan component of the Facility amortizes at 5% per year, or $0.4 million, which is paid in quarterly installments and is classified as current on the condensed consolidated balance sheets.  The remaining balance of the term loan, or $6.0 million, and the revolving component of the Facility mature over the period 2013 through 2014.

At September 30, 2013, we had outstanding borrowings of $19.3 million on the Facility, which included the $6.3 million term loan, of which $0.4 million was short-term.   At December 31, 2012, we had outstanding borrowings of $18.9 million on the Facility, which included the $6.6 million term loan, of which $0.4 million was short-term.   At September 30, 2013 and December 31, 2012, we had unused borrowing availability on the Facility of $10.2 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 5.4% for the nine months ended September 30, 2013 and 2012, respectively.

Index

Redeemable Preferred Stock
 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $117.2 million and $116.5 million at September 30, 2013 and December 31, 2012, respectively.  We recorded dividends of $1.0 million and $3.0 million for the three and nine months ended September 30, 2013, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2013, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.

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

As of September 30, 2013, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2013, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

Index

At September 30, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.    At December 31, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2013.

At September 30, 2013 and December 31, 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.4 million and $3.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $86,000 for the three and nine months ended September 30, 2013, respectively, and $49,000 and $191,000 for the three and nine months ended September 30, 2012, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2013 and December 31, 2012 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on November 13, 2014.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2013.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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
ASC 470-10 provides the following: The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period.  It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor's violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable.

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $82.5 million and $80.6 million as of September 30, 2013 and December 31, 2012, respectively.  We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2013 and 2012, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

The carrying value of the accrued Paid-in-Kind ("PIK") dividends on the Public Preferred Stock for the period 1992 through June 1995 was $4.0 million.  Had we accrued such dividends on a cash basis for this time period, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  Our Articles of Amendment and Restatement, Section 2(a) states, "Any dividends payable with respect to the Exchangeable Preferred Stock ("Public Preferred Stock") during the first six years after the Effective Date (November 20, 1989) may be paid (subject to restrictions under applicable state law), in the sole discretion of the Board of Directors, in cash or by issuing additional fully paid and nonassessable shares of Exchangeable Preferred Stock …".  Accordingly, the Board had the discretion to pay the dividends for the referenced period in cash or by the issuance of additional shares of Public Preferred Stock.  During the period in which we stated our intent to pay PIK dividends, we stated our intention to amend our Charter to permit such payment by the issuance of additional shares of Public Preferred Stock.  In consequence, as required by applicable accounting requirements, the accrual for these dividends was recorded at the estimated fair value (as the average of the ask and bid prices) on the dividend date of the shares of Public Preferred Stock that would have been (but were not) issued.  This accrual was $9.9 million lower than the accrual would be if the intent was only to pay the dividend in cash, at that date or any later date.

Index

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million and that, had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $115.3 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2013 and December 31, 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity
Our working capital was $13.3 million and $15.0 million as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we had outstanding debt and long-term obligations of $138.9 million, consisting of $18.9 million under the Facility, $2.7 million in capital lease obligations and $117.2 million in redeemable preferred stock classified as liability pursuant to ASC 480-10, and $0.1 million in other liabilities.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of September 30, 2013, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 5.4% for the nine months ended September 30, 2013 and 2012, respectively.  The Facility had an outstanding balance of $19.3 million at September 30, 2013.

Index

Item 4.    Controls and Procedures

 Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the third quarter of 2013 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At September 30, 2013, total undeclared unpaid dividends accrued for financial reporting purposes are $1.4 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2013, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on August 31, 2014.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2013, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2013, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $83.5 million and $80.6 million in cash dividends as of September 30, 2013 and December 31, 2012, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 ("Charter"), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of September 30, 2013 and December 31, 2012.

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

  * filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed"

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)