Form 10-K
period 2013-12-31
TELOS CORP
filed 2014-03-31
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013:  Not applicable

As of March 24, 2014, the registrant had outstanding 40,218,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 13, 2014.

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

PART I
Item 1.  Business

Overview

Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”) is an information technology leader focused on designing and providing advanced technologies to deliver solutions that empower and protect the world’s most demanding enterprises. We empower our customers with secure solutions that leverage mobile communication and real-time collaboration.  We protect vital assets that include the critical operational and tactical systems of our customers so that they can safely conduct their global missions. Our customer base consists primarily of military, intelligence and civilian agencies of the federal government and NATO allies around the world.

We generate approximately 84.1% of our revenues by delivering these solutions at a fixed price to our customers.  This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers.  We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

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

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software (“Xacta”). Our Xacta solution is the dominant provider of continuous certification and is used throughout the Department of Defense, intelligence communities and civilian government.  To date, we have performed over 5,000 certifications and our product has been adopted as the risk management framework for numerous enterprises.

We deploy, protect and extend the networks of our customers around the world, as well as secure the communications on the network. We also empower our customers with advanced applications that leverage mobile devices and multi-user, multi-touch interfaces to put mission-critical information literally at users’ fingertips.

Through an exclusive subcontractor relationship with Telos ID, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities.  Among these programs is the premier federal identity application, which has issued more than 32,500,000 smart card based secure credentials for active and retired military, military dependents and contractors.  Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters.  This system has captured over 436,000,000 scans by more than 2,500,000 U.S. Government, U.S. Military and company contractors since its inception.

We would not be able to design, deliver, install, and support any of our solutions without our employees. They are a vital element of our success. We provide competitive pay and benefits and a work environment that promotes employee retention.

Solutions For Our Customers

Our solution development philosophy involves rapid development and continuous innovation in an effort to keep pace with the dynamic and evolving nature of our customers’ requirements.

Our IT solutions consist of the following:

•	Cyber Operations and Defense – Secure wired and wireless network solutions for Department of Defense (“DoD”) and other federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions. In July 2011, we acquired all of the assets of ITL and incorporated such assets into our Secure Networks business solutions. Our software products and consulting services automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•	Secure Communications – The next-generation messaging solution supporting warfighters throughout the world. Telos Secure Information eXchange (T-6) and the AMHS platform offer secure, automated, Web-based capabilities for distributing and managing enterprise messages formatted for the Defense Messaging System as well as collaborating in real-time through video, text, whiteboarding, and document sharing.

•	Telos ID – End-to-end logical and physical security from the gate to the network. Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

The Technology Behind Our Solutions

•	Techniques: We employ development and production methodologies such as Agile and ISO 9001 to ensure predictability, repeatability, and quality. Techniques such as continuous integration are employed to accelerate the solution development and testing process while at the same time reducing cost and improving quality. We believe such techniques are critical for providing our customers with a high quality user experience.

•	Architecture: The nature of our customers’ missions requires our solutions to be highly secure and scalable. Aside from architecting our solutions with these core objectives in mind, we also employ open standards and technologies that afford a high degree of flexibility and interoperability needed to support web-based and netcentric operations.

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

Telos and Xacta are trademarks of Telos Corporation.  Telos ID is a trademark of Telos ID.

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

We employ marketing and business development professionals who identify, qualify, and sell opportunities for us.  Virtually all of our officers and managers, including the chief executive officer, other executive officers, vice presidents, and division managers, actively engage in new business development.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACs”) which are generally firm fixed-priced or time-and-materials contracts.   For 2013, 2012, and 2011, the Company’s revenue derived from firm fixed-price contracts was 84.1%, 82.7%, and 88.8%, respectively, and time-and-material contracts was 15.9%, 17.3%, and 11.2%, respectively.

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

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Revenue by customer sector for the last three fiscal years is as follows:

	2013		2012		2011
	(dollar amounts in thousands)

Federal	$203,917	98.3%	$224,010	99.1%	$188,162	99.1%
Commercial	3,477	1.7%	2,086	0.9%	1,726	0.9%

Total	$207,394	100.0%	$226,096	100.0%	$189,888	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners.

Our People and Culture

As of December 31, 2013, we employed 536 people, which includes 39 from Teloworks, and 66 from Telos ID.  Of our employees, 394 hold security clearances of secret or higher.

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

We consider the foundational value of integrity to be a non-negotiable requirement of employment, and an expectation of suppliers, partners, and our customers.  We guard our reputation and will take aggressive action to protect it.  An essential part of our brand promise is that we always engage employees, customers, partners, suppliers, and investors with integrity.

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

Funded backlog as of December 31, 2013 and 2012 was $95.3 million and $99.1 million, respectively.

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

Uncertainty regarding federal funding has been resolved for the remainder of Fiscal Year 2014, and budget parameters have been agreed to for Fiscal Year 2015. However, Congress and the Administration must still enact the appropriations legislation needed to actually fund the government in Fiscal Year 2015 in order to avoid a return of such uncertainty.
Enactment in December 2013 of the Bipartisan Budget Act of 2013 (BBA), establishing a two-year budget framework for Fiscal Years 2014 and 2015, and the subsequent enactment in January 2014 of the Consolidated Appropriations Act, 2014, have resulted in full-year funding being provided for the remainder of Fiscal Year 2014 to our government customer organizations, rather than stopgap funding through continuing resolution(s) based on prior year appropriations. This full-year funding also eliminated the possibility of a government shutdown for the remainder of Fiscal Year 2014 and the disruption that would entail.  The BBA further modified the spending caps established by the Budget Control Act of 2011, and passage of the Consolidated Appropriations Act, 2014, which comported with the modified caps, eliminated the threat of sequestration for the remainder of Fiscal Year 2014.

The two-year budget parameters set by the BBA also provide a framework that can guide Congress in enacting FY 2015 appropriations legislation that could similarly avoid the need for continuing resolutions, the threat of a government shutdown and/or sequestration for the next fiscal year, provided such appropriations legislation is enacted. Until that happens, there will still be uncertainty on the part of our government customers with respect to future funding. This uncertainty, combined with overall budget levels established by the BBA that reflect decreased federal spending in accordance with the Budget Control Act’s spending caps as modified, may adversely affect our ability to sustain and grow our future sales and earnings.

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

Item 2.  Properties

We lease approximately 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia.  The lease expires in October 2026.  The lease includes an option to purchase, assign to, or designate a purchaser on June 1, 2014, which requires notice of intent to exercise the option by March 31, 2014.

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID’s corporate headquarters.  This sublease will expire on December 31, 2014.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 3, 2014, there were 201 holders of our Class A Common Stock and 10 holders of our Class B Common Stock.  We have not paid dividends on either class of our Common Stock during the last two fiscal years.  For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 7 – Current Liabilities and Debt Obligations to the Consolidated Financial Statements.

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

As of December 31, 2013, there were 40,218,461 Class A and 4,037,628 Class B Common shares issued and outstanding.

Item 6.  Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Sales	$207,394	$226,096	$189,888	$225,797	$275,681
Operating income	6,111	17,700	12,687	15,006	13,713
Income before income taxes	867	16,725	6,741	8,952	6,572
Net (loss) income attributable to Telos Corporation	(2,618)	7,435	1,454	3,047	1,277

FINANCIAL CONDITION

	As of December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Total assets	$88,609	$79,156	$89,837	$74,804	$104,927
Senior credit facility, long-term (1)	19,141	18,559	17,501	13,786	9,198
Senior subordinated debt (1)	----	----	----	----	4,179
Note payable (1)	----	----	12,056	----	----
Capital lease obligations, long-term (2)	14,901	3,803	4,948	5,950	6,896
Senior redeemable preferred stock (3)	1,891	4,010	8,227	10,190	10,294
Public preferred stock (3)	116,274	112,451	108,628	104,806	100,983

(1)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.

(2)	See Note 11 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.

(3)	See Note 8 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions.  Our IT solutions consist of the following:

•	Cyber Operations and Defense – Secure wired and wireless network solutions for Department of Defense (“DoD”) and other federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions. In July 2011, we acquired all of the assets of IT Logistics, Inc. (“ITL”) and incorporated such assets into our Secure Networks business solutions. Our software products and consulting services automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

•	Secure Communications – The next-generation messaging solution supporting warfighters throughout the world. Telos Secure Information eXchange (T-6) and the AMHS platform offer secure, automated, Web-based capabilities for distributing and managing enterprise messages formatted for the Defense Messaging System as well as collaborating in real-time through video, text, whiteboarding, and document sharing.

•	Telos ID – End-to-end logical and physical security from the gate to the network. Our identity management solutions provide control of physical access to bases, offices, workstations, and other facilities, as well as control of logical access to databases, host systems, and other IT resources.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense (“CO&D”), Secure Communications, and Telos ID, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2013. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.   We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.   If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations.  Goodwill is amortized and deducted over a 15-year period for tax purposes.

Intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2013, no impairment charges were taken.

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

Results of Operations
We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Our revenues are generated from a number of contract vehicles and task orders.  Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We  believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts.  Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices.  Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2013, 2012, and 2011, the Company’s revenue derived from firm fixed-price was 84.1%, 82.7%, and 88.8%, respectively, and time-and-material contracts was 15.9%, 17.3%, and 11.2%, respectively.

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contract (“GWAC”), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity.The period of performance for the award of new task orders under the contract ended on September 30, 2013.  Previously awarded task orders that contain periods of performance that extend past September 30, 2013, including exercisable option years under existing task orders, are not affected by the contract expiration. While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including blanket purchase agreements under our GSA schedule.

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

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
	(dollar amounts in thousands)

Revenue	$207,394	100.0%	$226,096	100.0%	$189,888	100.0%
Cost of sales	168,794	81.4	171,290	75.8	142,345	74.9
Selling, general and administrative expenses	32,489	15.7	37,106	16.4	34,856	18.4

Operating income	6,111	2.9	17,700	7.8	12,687	6.7
Other income (expenses):
Gain on early extinguishment of debt	----	----	5,187	2.3	----	----
Non-operating income	239	0.1	470	0.2	319	0.2
Interest expense	(5,483)	(2.6)	(6,632)	(2.9)	(6,265)	(3.3)

Income before income taxes	867	0.4	16,725	7.4	6,741	3.6
Provision for income taxes	(1,678)	(0.8)	(7,230)	(3.2)	(3,238)	(1.7)
Net (loss) income	(811)	(0.4)	9,495	4.2	3,503	1.9

Less: Net income attributable to non-controlling interest	(1,807)	(0.9)	(2,060)	(0.9)	(2,049)	(1.1)

Net (loss) income attributable to Telos Corporation	$(2,618)	(1.3)%	$7,435	3.3%	$1,454	0.8%

Results of Operations

Years ended December 31, 2013, 2012, and 2011
Revenue.  Revenue decreased by 8.3% to $207.4 million for 2013 from $226.1 million for 2012.  Such decrease is primarily attributable to decreased sales from the U.S. Air Force NETCENTS contract.  As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue decreased by 19.1% to $143.5 million for 2013 from $177.3 million for 2012, primarily attributable to decreases in sales of $20.2 million of Cyber Operations and Defense in secure networks solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $10.6 million of Cyber Operations and Defense in information assurance deliverables, and $5.1 million of Secure Communications solutions, offset by an increase in sales of $2.1 million of Telos ID solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue for 2013 increased by 30.9% to $63.9 million from $48.8 million for 2012, primarily attributable to an increase in sales of $26.2 million of Cyber Operations and Defense in resold products, offset by decreases in sales of $8.2 million of Telos ID solutions, $2.8 million of proprietary software sales in Cyber Operations and Defense information assurance deliverables, and $0.1 million of Secure Communications solutions.  The increase in resold product revenue was the result of decisions taken by management to increase all revenue sources in response to the impact of the budget sequestration discussed above. The increase in product revenue is not consistent with the Company’s longer term strategy of focusing on solutions and servces and as such is expected to be temporary while mitigating the effects of the budget sequestration.

Revenue increased by 19.1% to $226.1 million for 2012 from $189.9 million for 2011.  Such increase is primarily attributable to increased sales from the U.S. Air Force NETCENTS contract.  Services revenue increased by 41.8% to $177.3 million for 2012 from $125.0 million for 2011, primarily attributable to increases in sales of $43.9 million of Cyber Operations and Defense in secure networks solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $8.0 million of Cyber Operations and Defense in information assurance deliverables, and $2.5 million of Telos ID solutions, offset by a decrease in sales of $2.1 million of Secure Communications solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue for 2012 decreased by 24.8% to $48.8 million from $64.9 million for 2011, primarily attributable to decreases in sales of $10.4 million of Cyber Operations and Defense in secure networks solutions deliverables, $5.6 million of Telos ID solutions, $0.2 million of Secure Communications solutions, offset by an increase in sales of $0.1 million of Cyber Operations and Defense in information assurance deliverables.

Cost of sales.  Cost of sales decreased by 1.5% to $168.8 million for 2013 from $171.3 million for 2012 as a result of decreases in revenue.  Cost of sales for services decreased by $22.2 million, and as a percentage of services revenue increased by 2.0%, due to a change in the mix and nature of the programs including an increase in certain Telos-installed solutions in Cyber Operations and Defense in secure networks solutions deliverables under NETCENTS.  Cost of sales for product increased by $19.7 million, and as a percentage of product revenue increased by 11.9%, primarily due to increases in product revenue for resold product and decreases in proprietary software revenue.  The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

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

Gross profit.  Gross profit decreased by 29.6% to $38.6 million for 2013 from $54.8 million for 2012.  Gross margin decreased 5.6% to 18.6% for 2013 from 24.2% for 2012, due to various changes in the mix of contracts in all business lines, primarily increases in resold products and decreases in solutions deliveries in the Cyber Operations and Defense business line and decreases in proprietary software sales.

Gross profit increased by 15.3% to $54.8 million for 2012 from $47.5 million for 2011.  Gross margin decreased 0.9% to 24.2% for 2012 from 25.1% for 2011, due to various changes in the mix of contracts in all business lines, primarily solutions delivery in the Cyber Operations and Defense business line and continued emphasis on selling solutions while outsourcing product sales.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased 12.4% to $32.5 million for 2013 from $37.1 million for 2012.  Such decrease is primarily attributable to decreases in bonuses of $2.0 million, labor costs of $1.7 million, legal fees of $0.6 million, and travel costs of $0.2 million.

Selling, general, and administrative expenses increased 6.5% to $37.1 million for 2012 from $34.9 million for 2011.  Such increase is primarily attributable to increases in legal fees of $2.0 million and amortization of intangible assets of $1.1 million, offset by decreases in bonuses of $0.6 million, and trade shows expenses of $0.3 million.

Interest expense.  Interest expenses decreased 17.3% to $5.5 million for 2013 from $6.6 million for 2012, primarily due to a decrease in interest expense due to the early extinguishment of the ITL Note in 2012, and a reduction of interest expense due to the partial redemption of the senior redeemable preferred stock.

Interest expenses increased 5.9% to $6.6 million for 2012 from $6.3 million for 2011, primarily due to an increase in interest expense due to accretion on notes payable to ITL as a result of the ITL acquisition, offset by a reduction of interest expense due to the partial redemption of the senior redeemable preferred stock.  Components of interest expense are as follows:

	December 31,
	2013	2012	2011
	(amounts in thousands)
Commercial and subordinated note interest incurred	$1,557	$1,786	$1,745
Preferred stock interest accrued	3,926	4,051	4,159
ITL note accretion	----	795	361

Total	$5,483	$6,632	$6,265

Provision for income taxes.  Provision for income taxes decreased to $1.7 million for 2013 from $7.2 million for 2012, primarily due to a decrease in pretax income.  Provision for income taxes increased to $7.2 million for 2012 from $3.2 million for 2011, primarily due to an increase in pretax income, and changes in book and tax basis of goodwill due to the early extinguishment of the ITL Note.

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

Cash provided by operating activities was $4.8 million for the year ended December 31, 2013, compared to cash provided by operating activities of $16.1 million for the year ended December 31, 2012, and cash provided by operating activities of $14.9 million for 2011.  Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  In 2013, net loss was $0.8 million, which included $2.3 million of amortization of intangible assets resulting from the ITL acquisition.   In 2012, net income was $9.5 million, which included $5.2 million gain from early extinguishment of the ITL note, and $2.3 million of amortization of intangible assets resulting from the ITL acquisition.  In 2011, net income was $3.5 million, which included $1.1 million of amortization of intangible assets resulting from the ITL acquisition.

Cash used in investing activities for the year ended December 31, 2013 was $0.5 million, which consisted of the purchases of property and equipment.  Cash used in investing activities for the year ended December 31, 2012 was $0.6 million, which consisted of the purchases of property and equipment.  Cash used in investing activities for the year ended December 31, 2011 was $8.6 million, which primarily consisted of the $8.0 million initial payment for the acquisition of ITL, and the purchase of $0.6 million of property and equipment.

Cash used in financing activities for year ended December 31, 2013 was $4.4 million, compared to $15.5 million for 2012, and $6.2 million for 2011.  The financing activities in 2013 consisted primarily of net proceeds of $1.0 million from the Facility, redemption of $2.0 million of senior preferred stock, repayments of $1.2 million under capital leases,  repayments of a $0.4 million of a term loan, and distributions of $1.8 million to the Class B Member of Telos ID.  The financing activities in 2012 consisted primarily of net proceeds of $2.7 million from the Facility, payment of $10.9 million of ITL notes, redemption of $4.0 million of senior preferred stock, repayments of $0.9 million under capital leases,  repayments of a $0.4 million of a term loan, and distributions of $2.0 million to the Class B Member of Telos ID.  The financing activities in 2011 consisted primarily of net proceeds of $2.8 million from the Facility, payment of $3.5 million of ITL notes, repayments of $0.9 million under capital leases,  repayments of a $0.4 million of a term loan, distributions of $2.1 million to the Class B Member of Telos ID, and redemption of $2.1 million of senior preferred stock.

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

Senior Revolving Credit Facility

On July 31, 2013, we amended our $30 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to extend the maturity date to November 13, 2014 from May 17, 2014.  On March 27, 2014, we further amended the Facility to extend the maturity date to November 13, 2015.  In addition, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA (as defined in the Facility) covenants.  The March 2014 amendment also amends the terms of the Facility with respect to repayment on the term loan component.  Since 2010, the principal of the term loan component has been repaid in quarterly installments of $93,750.  The amended Facility requires quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on November 13, 2015, the maturity date of the amended Facility.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $75,000, plus expenses related to the closing. The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which is the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of December 31, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.

As of December 31, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.6 million, $0.8 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, on the Facility.

On April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed  (see Note 8 – Redeemable Preferred Stock).  Additionally, on May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 8 – Redeemable Preferred Stock).

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

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The financial covenants also include minimum EBITDA, minimum recurring revenue and a limit on capital expenditures.  In conjunction with the March 2014 amendment,  Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants.  Prior to the March 2014 amendment, the term loan component of the Facility amortizes at 5% per year, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  Effective July 1, 2014, the quarterly installment repayments will be $250,000.  The remaining balance of the term loan, or $5.5 million, and the revolving component of the Facility mature over the period 2014 and 2015.

At December 31, 2013, we had outstanding borrowings of $19.8 million on the Facility, which included the $6.2 million term loan, of which $0.7 million was short-term.   At December 31, 2012, the outstanding borrowings on the Facility were $18.9 million, which included the $6.6 million term loan, of which $0.4 million was short-term.  At December 31, 2013 and 2012, we had unused borrowing availability on the Facility of $9.2 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 5.6% for the years ended December 31, 2013 and 2012, respectively.

Redeemable Preferred Stock
We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provide for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock has been fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $118.2 million and $116.5 million at December 31, 2013 and 2012, respectively.  We recorded dividends of $3.9 million and $4.1 million each for the years ended December 31, 2013 and 2012, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2013, instruments held by Toxford Corporation ( “Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2016.

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of December 31, 2013, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of December 31, 2013, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

At December 31, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.  At December 31, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2013.

At December 31, 2013 and 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.4 million and $3.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $103,000, $228,000, and $337,000 for the years ended December 31, 2013, 2012, and 2011, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2013 and 2012, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2013 and 2012.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on November 13, 2015.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2013.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $84.4 million and $80.6 million as of December 31, 2013 and 2012, respectively.   We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2013, 2012, and 2011, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $116.3 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2013 and 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity
Our working capital was $17.3 million and $15.0 million as of December 31, 2013 and 2012, respectively.

At December 31, 2013, we had outstanding debt and long-term obligations of $152.9 million, consisting of $19.1 million under the Facility, $14.9 million in capital lease obligations, $118.2 million in redeemable preferred stock, which is classified as a liability pursuant to ASC 480-10, and $0.7 million in deferred tax and other liabilities.

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

Contractual Obligations
The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2013 (in thousands):

		Payments due by Period
	Total	2014	2015 - 2017	2018 - 2020	2021 and later

Capital lease obligations (1)	$22,435	$1,533	$4,762	$5,093	$11,047
Senior revolving credit facility (2)	19,829	688	19,141	----	----
Operating lease obligations	3,721	645	1,256	864	956
	$45,985	$2,866	$25,159	$5,957	$12,003

Senior preferred stock (3)	$1,891
Public preferred stock (4)	116,274
	$118,165
Total	$164,150
(1) Includes interest expense:	$6,877	$875	$2,379	$1,905	$1,718
(2)	Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments. Interest expense for 2013 was $0.6 million.
(3)	In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2013, and includes accrual of accumulated dividends of $1.4 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $67,000.
(4)	In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003. Amount represents the carrying value as of December 31, 2013, and includes accrual of accumulated dividends and accretion of $109.9 million. Payment of such amount presumes conditions precedent being satisfied (See Note 8 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.6 million each in 2013, 2012, and 2011.  We presently anticipate capital expenditures of approximately $1.2 million in 2014; however, there can be no assurance that this level of capital expenditures will occur.  We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2014.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of December 31, 2013, interest on the Facility is charged at 4.25%.  The effective average interest rates on the outstanding borrowings under the Facility in 2013 and 2012 were 5.3% and 5.6%, respectively.  The Facility had an outstanding balance of $19.8 million at December 31, 2013.

Item 8.  Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	25

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	26

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013, 2012 and 2011	27

Consolidated Balance Sheets as of December 31, 2013 and 2012	28 - 29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011	30 - 31

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2013, 2012, and 2011	32

Notes to Consolidated Financial Statements	33 – 54

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telos Corporation
Ashburn, Virginia

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive (loss)  income, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Bethesda, Maryland

March 31, 2014

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Revenue (Note 6)
Services	$143,489	$177,266	$124,988
Products	63,905	48,830	64,900
	207,394	226,096	189,888
Costs and expenses
Cost of sales – Services	109,676	131,906	91,353
Cost of sales – Products	59,118	39,384	50,992
	168,794	171,290	142,345
Selling, general and administrative expenses	32,489	37,106	34,856

Operating income	6,111	17,700	12,687
Other income (expenses)
Gain on early extinguishment of debt (Note 3)	----	5,187	----
Non-operating income	239	470	319
Interest expense	(5,483)	(6,632)	(6,265)
Income before income taxes	867	16,725	6,741
Provision for income taxes (Note 10)	(1,678)	(7,230)	(3,238)

Net (loss) income	(811)	9,495	3,503

Less: Net income attributable to non-controlling interest (Note 2)	(1,807)	(2,060)	(2,049)

Net (loss) income attributable to Telos Corporation	$(2,618)	$7,435	$1,454

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(811)	$9,495	$3,503
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	(19)	8
Actuarial gain on pension liability adjustments, net of tax	----	56	53
Total other comprehensive income (loss), net of tax	(24)	37	61
Comprehensive income attributable to non-controlling interest	(1,807)	(2,060)	(2,049)
Comprehensive (loss) income attributable to Telos Corporation	$(2,642)	$7,472	$1,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2013	2012
Current assets (Note 7)
Cash and cash equivalents	$94	$229
Accounts receivable, net of reserve of $321 and $319, respectively (Note 6)	45,632	33,879
Inventories, net of obsolescence reserve of $417 and $416, respectively	4,885	10,277
Deferred income taxes (Note 10)	----	192
Deferred program expenses	576	5,281
Other current assets	1,271	2,254

Total current assets	52,458	52,112

Property and equipment (Note 7)
Furniture and equipment	11,008	10,829
Leasehold improvements	2,756	1,941
Property and equipment under capital leases	25,170	14,148
	38,934	26,918
Accumulated depreciation and amortization	(24,316)	(23,035)
	14,618	3,883
Goodwill (Note 4)	14,916	14,916
Other intangible assets (Note 4)	5,643	7,900
Other assets (Note 7)	974	345

Total assets	$88,609	$79,156

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2013	2012
Current liabilities
Accounts payable and other accrued payables (Note 7)	$23,290	$23,138
Accrued compensation and benefits	5,941	4,965
Deferred revenue	2,768	6,095
Deferred income taxes – current (Note 10)	25	191
Senior credit facility – short-term (Note 7)	688	375
Capital lease obligations – short-term (Note 11)	657	1,241
Other current liabilities	1,782	1,070

Total current liabilities	35,151	37,075

Senior revolving credit facility (Note 7)	19,141	18,559
Capital lease obligations (Note 11)	14,901	3,803
Deferred income taxes (Note 10)	169	----
Senior redeemable preferred stock (Note 8)	1,891	4,010
Public preferred stock (Note 8)	116,274	112,451
Other liabilities	490	53

Total liabilities	188,017	175,951

Commitments,contingencies and subsequent events (Notes 11 and 14)	----	----

Stockholders’ deficit (Note 9)
Telos stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 40,218,461 and 35,908,961 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	146	103
Accumulated other comprehensive income	48	72
Accumulated deficit	(100,134)	(97,516)

Total Telos stockholders’ deficit	(99,862)	(97,263)

Non-controlling interest in subsidiary (Note 2)	454	468

Total stockholders’ deficit	(99,408)	(96,795)

Total liabilities, redeemable preferred stock, and stockholders’ deficit	$88,609	$79,156

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net (loss) income	$(811)	$9,495	$3,503
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on early extinguishment of debt	----	(5,187)	----
Gain on redemption of senior preferred stock	(222)	(444)	(230)
Stock-based compensation	43	----	----
Dividends of preferred stock as interest expense	3,926	4,050	4,159
Accretion of notes payable	----	655	361
Depreciation and amortization	3,817	3,812	2,728
Provision for inventory obsolescence	1	111	51
Provision (benefit) for doubtful accounts receivable	2	(53)	17
Amortization of debt issuance costs	71	71	71
Deferred income tax provision (benefit)	195	2,039	(809)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,755)	3,120	17,122
Decrease (increase) in inventories	5,391	4,323	(7,232)
Decrease (increase) in deferred program expenses	4,705	(2,645)	22
Decrease (increase) in other current assets and other assets	259	589	(64)
Increase (decrease) in accounts payable and other accrued payables	390	(71)	(5,677)
Increase (decrease) in accrued compensation and benefits	976	(3,126)	1,211
(Decrease) increase in deferred revenue	(3,327)	1,708	1
Increase (decrease) in other current liabilities and other liabilities	1,149	(2,397)	(334)

Cash provided by operating activities	4,810	16,050	14,900
Investing activities:
Acquisition of ITL (Note 3)	----	----	(8,000)
Purchases of property and equipment	(539)	(591)	(596)

Cash used in investing activities	(539)	(591)	(8,596)
Financing activities:
Proceeds from senior credit facility	244,746	260,717	257,023
Repayments of senior credit facility	(243,476)	(259,284)	(252,933)
Repayments of term loan	(375)	(375)	(375)
(Decrease) increase in book overdrafts	(238)	1,262	(1,309)
Repayments of notes payable	----	(10,860)	(3,500)
Payments under capital lease obligations	(1,242)	(937)	(914)
Redemptions of senior preferred stock	(2,000)	(4,000)	(2,070)
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,821)	(1,973)	(2,122)

Cash used in financing activities	(4,406)	(15,450)	(6,200)

(Decrease) increase in cash and cash equivalents	(135)	9	104
Cash and cash equivalents, beginning of the year	229	220	116

Cash and cash equivalents, end of year	$94	$229	$220

	Years Ended December 31,
	2013		2012		2011
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest		$1,585		$1,807		$1,727
Income taxes		$849		$5,903		$4,485

Noncash: Interest on redeemable preferred stock		$3,926		$4,050		$4,159
Net assets of acquired company	$	----	$	----		$26,673
Acquisition financed through issuance of notes payable	$	----	$	----		$18,673
Financing of capital leases		$11,712		$99	$	----

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	AdditionalPaid –in Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance December 31, 2010	$65	$13	$103	$(26)	$(106,405)	$454	$(105,796)

Net income for the year	----	----	----	----	1,454	2,049	3,503
Foreign currency translation income	----	----	----	8	----	----	8
Pension liability adjustments	----	----	----	53	----	----	53
Distributions	----	----	----	----	----	(2,122)	(2,122)

Balance December 31, 2011	$65	$13	$103	$35	$(104,951)	$381	$(104,354)

Net income for the year	----	----	----	----	7,435	2,060	9,495
Foreign currency translation loss	----	----	----	(19)	----	----	(19)
Pension liability adjustments	----	----	----	56	----	----	56
Distributions	----	----	----	----	----	(1,973)	(1,973)

Balance December 31, 2012	$65	$13	$103	$72	$(97,516)	$468	$(96,795)

Net (loss) income for the year	----	----	----	----	(2,618)	1,807	(811)
Foreign currency translation loss	----	----	----	(24)	----	----	(24)
Stock-based compensation	----	----	43	----	----	----	43
Distributions	----	----	----	----	----	(1,821)	(1,821)

Balance December 31, 2013	$65	$13	$146	$48	$(100,134)	$454	$(99,408)

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

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation, and Teloworks, all of whose issued and outstanding share capital is owned by the Company.  We have also consolidated the results of operations of Telos ID (see Note 2 – Non-controlling Interests).  Significant intercompany transactions have been eliminated on consolidation.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $5.3 million and $10.7 million at December 31, 2013 and 2012, respectively.  As of December 31, 2013, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Deductions		Balance End of Year

Year Ended December 31, 2013	$416	$1	$	----	$417
Year Ended December 31, 2012	$315	$111		$(10)	$416
Year Ended December 31, 2011	$319	$51		$(55)	$315

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations.  For the years ended December 31, 2013, 2012, and 2011, such amounts are negligible.  Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with ASC 350, “Intangibles - Goodwill and Other.”  This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life.  We expensed all such software development costs in 2013, 2012, and 2011, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $1.6 million each for the years ended December 31, 2013, 2012, and 2011.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operation and Defense (“CO&D”), Secure Communications, and Telos ID, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2013. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

Intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2013, no impairment charges were taken.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted.  We have not granted any options since December 31, 2005.

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees.  In February 2011, we granted 2,330,804 shares of restricted stock (Class A common) to our executive officers, directors and employees.  In March 2012, we granted 10,000 shares to an employee.  In March 2013, we granted an additional 4,312,000 shares of restricted stock to our executive officers and employees. As of December 31, 2013, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Research and Development
For all years presented, we charge all research and development costs to expense as incurred.  For research and development costs for software to be sold, leased or otherwise marketed, such costs are capitalized once technological feasibility is reached.  Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant.  During 2013, 2012, and 2011, we incurred salary costs for research and development of approximately $1.7 million, $1.2 million, and $1.0 million, respectively, which are recorded as selling, general and administrative expense in the consolidated statements of operations.

Earnings (Loss) per Share
As we do not have publicly held common stock or potential common stock, no earnings (loss) per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources.   Our comprehensive income was comprised of a loss from foreign currency translation of $61,000, $37,000, and $18,000 as of December 31, 2013, 2012, and 2011, respectively; and actuarial gain on pension liability adjustments in Teloworks of $109,000, $109,000 and $53,000 as of December 31, 2013, 2012, and 2011, respectively.

Financial Instruments
We use various methods and assumptions to estimate the fair value of our financial instruments.  Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value.  The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues.  See Note 5 – Fair Value Measurements for fair value disclosures of the senior redeemable preferred stock.

Fair value estimates are made at a specific point in time, based on relevant market information.  These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income,” that requires companies to present either in a single note or on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information.    ASU 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and subsequent interim periods. The adoption of this guidance is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

The Amended and Restated Operating Agreement of Telos ID (“Operating Agreement”) provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by certain private equity investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $2.7 million, $3.1 million and $3.1 million for 2013, 2012, and 2011, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $1.8 million, $2.1 million and $2.0 million for 2013, 2012, and 2011, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement.  During the year ended December 31, 2013, 2012, and 2011, the Class B membership unit received a total of $1.8 million, $2.0 million and $2.1 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Non-controlling interest, beginning of period	$468	$381	$454
Net income	1,807	2,060	2,049
Distributions	(1,821)	(1,973)	(2,122)

Non-controlling interest, end of period	$454	$468	$381

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

ITL had been a Telos subcontractor for several years, utilized by our former Secure Networks Solutions business line. The acquisition allows the Company to internally maintain the capacity for the work ITL performs, instead of subcontracting such work.

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

Note 4. Goodwill and Intangible Assets

The goodwill balance was $14.9 million as of December 31, 2013 and 2012.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment.  As of December 31, 2013, no impairment charges were taken.

Intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense for 2013 and 2012 was $2.3 million.  Amortization expense will be $2.3 million annually for the next 2.5 years.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2013, no impairment charges were taken.

Intangible assets consist of the following:
	December 31, 2013		Dcember 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets	$11,286	$5,643	$11,286	$3,386
	$11,286	$5,643	$11,286	$3,386

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

As of December 31, 2013 and 2012, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

On April 8, 2011, 22.3% of the senior redeemable preferred stock (the “Senior Redeemable Preferred Stock”) was redeemed for $2.1 million, on May 16, 2012, 26.7% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, on August 24, 2012, 36.0% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, and on June 14, 2013, 54.5% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 8 – Redeemable Preferred Stock).  As of December 31, 2013 and 2012, the carrying value of the Senior Redeemable Preferred Stock was $1.9 million and $4.0 million, respectively.  Since there have been no material changes in the Company’s financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2013.

As of December 31, 2013 and 2012, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $116.3 million and $112.5 million, respectively, and the estimated fair market value was $48.9 million and $47.8 million, respectively, based on quoted market prices.

Note 6.  Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 98.3%, 99.1%, and 99.1% of consolidated revenue in 2013, 2012, and 2011, respectively.  As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 95.0% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable.  We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2013	2012
Billed accounts receivable	$29,492	$21,476
Unbilled receivables	16,461	12,722
Allowance for doubtful accounts	(321)	(319)
	$45,632	$33,879

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Deductions (2)		Balance End of Year

Year ended December 31, 2013	$319	$2	$	----	$321
Year ended December 31, 2012	$375	$(53)		$(3)	$319
Year ended December 31, 2011	$358	$17	$	----	$375

(1)	Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)	Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Revenue by customer sector for the last three fiscal years is as follows:

	2013		2012		2011
	(dollar amounts in thousands)

Federal	$203,917	98.3%	$224,010	99.1%	$188,162	99.1%
Commercial	3,477	1.7%	2,086	0.9%	1,726	0.9%

Total	$207,394	100.0%	$226,096	100.0%	$189,888	100.0%

Note 7. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of December 31, 2013 and 2012, the accounts payable and other accrued payables consisted of $17.3 million and $16.4 million, respectively, in trade account payables and $6.0 million and $6.7 million, respectively, in accrued payables.

Senior Revolving Credit Facility
On July 31, 2013, we amended our $30 million revolving credit facility (the “Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”) to extend the maturity date to November 13, 2014 from May 17, 2014.  On March 27, 2014, we further amended the Facility to extend the maturity date to November 13, 2015.  In addition, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA (as defined in the Facility) covenants.  The March 2014 amendment also amends the terms of the Facility with respect to repayment on the term loan component.  Since 2010, the principal of the term loan component has been repaid in quarterly installments of $93,750.  The amended Facility requires quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on November 13, 2015, the maturity date of the amended Facility.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $75,000, plus expenses related to the closing.

The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which is the higher of the Wells Fargo Bank “prime rate” plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of December 31, 2013, we have not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company’s assets including inventory, equipment, and accounts receivable.

As of December 31, 2013, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.6 million, $0.8 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, on the Facility.

On April 8, 2011, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 8 – Redeemable Preferred Stock).  Additionally, on May 11, 2012, the Facility was amended to allow for the redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $4.0 million.  On May 16, 2012 and on August 24, 2012, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 8 – Redeemable Preferred Stock).

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

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The financial covenants also include minimum EBITDA, minimum recurring revenue and a limit on capital expenditures.    In conjunction with the March 2014 amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants.  Prior to the March 2014 amendment, the term loan component of the Facility amortizes at 5% per year, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  Effective July 1, 2014, the quarterly installment repayments will be $250,000.  The remaining balance of the term loan, or $5.5 million, and the revolving component of the Facility mature over the period 2014 and 2015.

At December 31, 2013, we had outstanding borrowings of $19.8 million on the Facility, which included the $6.2 million term loan, of which $0.7 million was short-term.   At December 31, 2012, the outstanding borrowings on the Facility were $18.9 million, which included the $6.6 million term loan, of which $0.4 million was short-term.  At December 31, 2013 and 2012, we had unused borrowing availability on the Facility of $9.2 million and $2.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 5.6% for the years ended December 31, 2013 and 2012, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2014		2015		Total
Short-term:
Term loan		$688	$	----	$688	[1]
Long-term:
Term loan	$	----		$5,500	$5,500	[1]
Revolving credit		----		13,641	13,641	[2]
Subtotal	$	----		$19,141	$19,141
Total		$688		$19,141	$19,829

1	The principal will be repaid in 2 quarterly installments of $93,750 in the first half of 2014, and effective July 1, 2014, quarterly installments of $250,000, with a final installment of the unpaid principal amount payable on November 13, 2015.
2	Balance due represents balance as of December 31, 2013, with fluctuating balances based on working capital requirements of the Company.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2013, instruments held by Toxford Corporation ( “Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2016.

On or about March 15, 2011, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of December 31, 2013, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of December 31, 2013, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

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

At December 31, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.  At December 31, 2012, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 433 shares and 607 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2013.

At December 31, 2013 and 2012, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.4 million and $3.0 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $103,000, $228,000, and $337,000 for the years ended December 31, 2013, 2012, and 2011, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2013 and 2012, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2013 and 2012.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on November 13, 2015.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2013.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $84.4 million and $80.6 million as of December 31, 2013 and 2012, respectively.   We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2013, 2012, and 2011, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $116.3 million and $112.5 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2013 and 2012, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

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

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees.  In February 2011, we granted 2,330,804 shares of restricted stock (Class A common) to our executive officers, directors and employees.  In March 2012, we granted 10,000 shares to an employee.  In March 2013, we granted an additional 4,312,000 shares of restricted stock to our executive officers and employees.  As of December 31, 2013, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

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

1996 Stock Option Plan
The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant.  Vesting of the stock options for key employees was based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control.  The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan.  The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled.  There were 20,000 options outstanding at December 31, 2013 and 2012.  A total of 2,463,500 options were exchanged for restricted stock in June 2008.

Telos Delaware Stock Incentive Plan
During the third quarter of 2000, our Board of Directors approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company.  Certain of our key executives and employees were eligible to receive stock options under the plan.  Under the plan, we may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant.  A non-qualified option would not have an exercise price any lower than 85% of the fair value on the date of grant.  All options had a term of ten years and vested no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  There were no options outstanding at December 31, 2013 and 2012.  A total of 0, 6,564, and 10,252 options expired during 2013, 2012, and 2011, respectively; 0, 0, and 2,000 options were canceled in 2013, 2012, and 2011, respectively; and 983,379 options were exchanged for restricted stock in June 2008.  Telos Delaware, Inc. was dissolved in December 2012.

Xacta Stock Incentive Plan
In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates.  The options may be awarded as incentive or non-qualified, had a term of ten years, and vested no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option.  There were no options outstanding at December 31, 2013 and 2012.   A total of 0, 3,750, and 8,564 options expired during 2013, 2012, and 2011, respectively; 0, 0, and 4,250 options were canceled in 2013, 2012, and 2011, respectively; and 2,498,564 options were exchanged for restricted stock in June 2008.

A summary of the status of our stock options for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Number of Shares (000’s)	Weighted Average Exercise Price
2013 Stock Option Activity

Outstanding at beginning of year	20	$0.62
Granted	----	----
Exercised	----	----
Canceled	----	----
Outstanding at end of year	20	$0.62
Exercisable at end of year	20	$0.62

2012 Stock Option Activity

Outstanding at beginning of year	30	$1.33
Granted	----	----
Exercised	----	----
Canceled	(10)	2.72
Outstanding at end of year	20	$0.62
Exercisable at end of year	20	$0.62

2011 Stock Option Activity

Outstanding at beginning of year	55	$1.75
Granted	----	----
Exercised	----	----
Canceled	(25)	2.27
Outstanding at end of year	30	$1.33
Exercisable at end of year	30	$1.33

The aggregate intrinsic value for options outstanding and exercisable at year end 2013 is negligible.  The aggregate intrinsic value represents the total pretax intrinsic value (the difference between our fair market value as determined by management and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013 and 2012:

December 31, 2013:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	20	0.6 years	$ 0.62	20	$ 0.62

December 31, 2012:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$0.50 – $0.99	20	1.6 years	$ 0.62	20	$ 0.62

As of December 31, 2013 and 2012, all outstanding options under the plans are vested.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate.  The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock.  We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary.  Participant contributions vest immediately, and Company contributions vest at the rate of 20% for each year, with full vesting occurring after completion of five years of service.  Our total contributions to this Plan for 2013, 2012, and 2011 were $598,000, $649,000, and $591,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate.   Telos ID  matches one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary. The total 2013, 2012, and 2011 Telos ID contributions to this plan were $83,000, $77,000, and $69,000, respectively.

Note 10.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current provision
Federal	$1,219	$4,362	$3,426
State	264	829	621

Total current	1,483	5,191	4,047

Deferred provision (benefit)
Federal	133	1,881	(718)
State	62	158	(91)

Total deferred	195	2,039	(809)

Total provision	$1,678	$7,230	$3,238

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Computed expected income tax provision	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(17.3)	3.6	3.5
Change in valuation allowance for deferred tax assets	(0.3)	(1.3)	(1.4)
Cumulative deferred adjustments	(16.9)	----	----
Provision to return adjustments	(11.5)	----	----
Other permanent differences	(15.4)	(0.1)	1.0
Dividend and accretion on preferred stock	(146.0)	10.7	34.1
FIN 48 liability	(5.9)	0.6	(1.6)
R&D credit	----	----	(1.8)
Other	----	0.8	0.2
	(178.3)%	49.3%	69.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$124	$123
Allowance for inventory obsolescence and amortization	356	628
Accrued liabilities not currently deductible	2,071	2,071
Accrued compensation	527	686
Amortization and depreciation	2,442	2,149
Telos ID basis difference	150	81
Net operating loss carryforwards - state	213	446

Total gross deferred tax assets	5,883	6,184
Less valuation allowance	(1,901)	(2,084)

Total deferred tax assets, net of valuation allowance	3,982	4,100

Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(1,413)	(1,373)
Section 481(a) adjustment - inventory	----	(221)
Goodwill basis adjustment and amortization	(2,763)	(2,505)

Total deferred tax liabilities	(4,176)	(4,099)

Net deferred tax assets	$(194)	$1

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions		Deductions	Balance End of Period

December 31, 2013	$2,084	$	----	$183	$1,901
December 31, 2012	$2,281	$	----	$197	$2,084
December 31, 2011	$2,348	$	----	$67	$2,281

At December 31, 2013, for federal income tax purposes all available net operating loss carryforwards and alternative minimum tax credits have been fully utilized.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $607,000 and $534,000 of unrecognized tax benefits required to be recorded in other current liabilities as of December 31, 2013 or 2012, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.  The period for which tax years are open, 2010 to 2013, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits, beginning of period	$534	$400	$501
Gross increases—tax positions in prior period	55	34	20
Gross increases—tax positions in current period	18	100	90
Settlements	----	----	(211)

Unrecognized tax benefits, end of period	$607	$534	$400

Note 11. Commitments

Leases
We lease office space and equipment under noncancelable operating and capital leases with various expiration dates, some of which contain renewal options.

On March 1, 1996, we entered into a 20-year capital lease for a building in Ashburn, Virginia, that serves as our corporate headquarters.  We have accounted for this transaction as a capital lease and have accordingly recorded assets and a corresponding liability of approximately $12.3 million.  Effective November 1, 2013, this lease was terminated and and we entered into a 13-year lease that expires in October 31, 2026.  The new lease was treated as a modification in accordance with ASC 840, “Leases”.  As a result of the new lease, the corresponding capital asset and liability increased by $11.7 million, resulting in a net book value of the capital asset of $13.1 million, and capital obligation of $15.5 million.  The lease includes an option to purchase, assign to, or designate a purchaser on June 1, 2014, which requires notice of intent to exercise the option by March 31, 2014.

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2013 (in thousands):

	Property	Equipment	Total
2014	$1,500	$33	$1,533
2015	1,538	30	1,568
2016	1,576	1	1,577
2017	1,616	1	1,617
2018	1,656	----	1,656
Remainder	14,484	----	14,484

Total minimum obligations	22,370	65	22,435
Less amounts representing interest (ranging from 5.8% to 18.8%)	(6,876)	(1)	(6,877)

Net present value of minimum obligations	15,494	64	15,558
Less current portion	(625)	(32)	(657)

Long-term capital lease obligations at December 31, 2013	$14,869	$32	$14,901

In accordance with the new Ashburn lease agreement, the basic rent increases by a fixed 2.5% escalation annually.

Accumulated amortization for property and equipment under capital leases at December 31, 2013 and 2012 is $12.1 million and $11.7 million, respectively.

Future minimum lease payments for all noncancelable operating leases at December 31, 2013 are as follows (in thousands):

2014	$645
2015	551
2016	410
2017	295
2018	289
Remainder	1,531
Total minimum lease payments	$3,721

Rent expense charged to operations for 2013, 2012, and 2011, totaled $1.1 million, $1.1 million, and $1.2 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2013	$226	$70	$(183)	$113
Year Ended December 31, 2012	$953	$(393)	$(334)	$226
Year Ended December 31, 2011	$1,079	$257	$(383)	$953

Note 12.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and former officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2013, 2012, and 2011 were $340,000, $386,000, and $320,000, respectively.  Additionally, Mr. Wood owned 650,000 shares and 250,000 shares of the Company’s Class A Common Stock as of December 31, 2013 and 2012, respectively, and 50,000 shares of the Company’s Class B Common Stock as of December 31, 2013 and 2012.

On April 8, 2011, the Company redeemed a total of 637 shares of Senior Redeemable Preferred Stock, including 220 shares and 307 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, the beneficial owner of 39.3% of our Class A Common Stock.  Mr. Porter is the sole stockholder of Toxford.  Subsequent to such redemption, Mr. Porter and Toxford held 763 shares and 1,069 shares of Series A-1 and Series A-2, respectively, or 82.7% of the Senior Redeemable Preferred Stock.

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

In May 2013, the Company formally engaged Avison Young, a full-service commercial real estate company, to assist the Company with its various options related to its current facility in Ashburn, Virginia.  Mr. Kevin Malloy is a Principal of Avison Young and is the main relationship partner for the Company.  Mr. Malloy is the brother of Mr. Brendan Malloy, a named executive officer of the Company, and the engagement of Avison Young is subject to the Telos Corporation Policy with Respect to Related Person Transactions (“RPT”). Consistent with standard practice in the industry, Avison Young’s compensation will consist entirely of a commission payable solely by the landlord to the extent a transaction with the landlord is later consummated.  The engagement of Avison Young was approved by the Board of Directors, consistent with the Company’s RPT policy.

Note 13.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2013
Revenue	$47,578	$55,214	$49,279	$55,323
Gross profit	8,018	8,884	8,799	12,899
(Loss) income before income taxes and non-controlling interest	(2,067)	(502)	(291)	3,727
Net (loss) income attributable to Telos Corporation (1)(2)	(1,000)	454	3,706	(5,778)

2012
Revenue	$54,429	$56,338	$66,916	$48,413
Gross profit	14,054	14,603	14,903	11,246
Income before income taxes and non-controlling interest	3,724	4,378	2,404	6,219
Net income attributable to Telos Corporation (1)(3)	1,803	1,973	543	3,116

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)	ASC 740-270 requires the use of an annualized effective tax rate approach in estimating taxes for interim periods. Changes in projected profits and losses can affect the effective tax rate from one period to another. The Company realized significant pre-tax profits during the fourth quarter which produced a tax provision of $9.1 million for the fourth quarter. Through the nine months ended September 30, 2013, the Company properly recorded a benefit for income taxes in accordance with applying the annualized effective tax rate approach to its nine months’ pre-tax loss.
(3)	Reflects gain on early extinguishment of ITL Note in December 2012.

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

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $17.3 million and $15.0 million as of December 31, 2013 and 2012, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

On remand, the Circuit Court held a status and scheduling conference on July 26, 2013, as a result of which the Court issued a memorandum to counsel setting a briefing schedule to address the motion filed by the Company and other defendants to dismiss or otherwise dispose of the derivative claims as a result of the findings of the Special Litigation Committee in its final report of July 20, 2007.  On November 1, 2013, the Defendants filed a Motion to Dismiss the derivative claims under the standard of review dictated by the opinion of the Court of Special Appeals.  Plaintiffs filed their Opposition to the Motion on December 23, 2013, and Defendants filed their Reply on January 23, 2014.  A hearing on the Motion to Dismiss is scheduled for April 24, 2014.

On September 17, 2013, the Plaintiffs filed a request for an entry of an order for default as to Mr. Porter, which was denied by the Circuit Court on November 8, 2013.

As of December 31, 2013, Costa Brava owns 12.7% and Wynnefield owns 12.6% of the outstanding Public Preferred Stock.

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

Trial on both the Class D Directors’ claims and the Company’s counterclaims commenced on July 5, 2013, and continued on several days in July 2013.  The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing concluded on September 16, 2013.  The court decision on this matter is still pending.

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

Subsequent Events
On March 27, 2014, we amended the Facility to extend the maturity date to November 13, 2015.  In addition, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants.  The March 2014 amendment also amends the terms of the Facility with respect to repayment on the term loan component.  Since 2010, the principal of the term loan component has been repaid in quarterly installments of $93,750.  The amended Facility requires quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on November 13, 2015, the maturity date of the amended Facility.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $75,000, plus expenses related to the closing.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (1992). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Senior Officer Incentive Program
On March 27, 2014, the Management Development and Compensation Committee of our Board of Directors (the “Committee”) approved the Telos Corporation Senior Officer Incentive Program (the “Plan”). The purpose of the Plan is to grant cash bonus awards to certain of our key senior officers, which may include our executive officers, in order to provide eligible officers with an incentive to put forth maximum efforts for both the short-term and long-term success of the Company and to drive achievement of our long-term growth and profitability objectives. The Plan provides eligible participants the opportunity to earn an incentive award based upon achievement of management business objectives established by the Committee on an annual basis (the “MBO Bonus”), an incentive award based upon achievement of our three-year strategic growth plan (the “Strategic Growth Bonus”), or both an MBO Bonus and a Strategic Growth Bonus. The Plan will be administered by the Committee, and determinations by the Committee are final, conclusive and binding on all parties.

A target MBO Bonus amount will be established each year by the Committee for each eligible participant, and the participant’s entitlement to payment of the target amount will be based upon achievement of the management business objectives established by the Committee based on our strategic growth plan as well as achievement of written individual management business objectives established by the Committee for each participant for each annual performance period. The first MBO Bonus performance period under the Plan will be the calendar year beginning January 1, 2014 and ending December 31, 2014. A portion equal to 60% of the target amount will be paid to a participant on a quarterly basis during each annual performance period based upon an assessment by the Committee of the participant’s progress toward achieving the performance goals for that year. The remaining 40% of each participant’s MBO Bonus target amount attributable to the quarter, as determined by the Committee, will be deferred and paid to the participant in equal installments (without interest) on the last day of each of the eight calendar quarters immediately following the end of the annual performance period. The participant, however, will forfeit any unpaid deferred payments if the participant’s employment with us is terminated for any reason (other than death or disability) prior to the next scheduled quarterly payment date.

A target Strategic Growth Bonus amount will be established for each eligible participant at the beginning of each three-year performance period, and the participant’s entitlement to payment of the target amount will be based upon successful achievement of three-year strategic growth objectives, as determined by the Committee. The first Strategic Bonus performance period under the Plan will be the period beginning January 1, 2014 and ending December 31, 2016. If a participant’s employment with us terminates for any reason (other than death or disability) prior to the last day of the three-year performance period, the participant’s right to payment of a Strategic Growth Bonus for the performance period will be forfeited in its entirety. All Strategic Growth Bonuses will be paid within two and one-half months following the end of the three-year performance period.

The foregoing summary of the Plan is qualified in its entirety and is subject to the terms of the Plan, which is filed as an exhibit to this Annual Report.

Subsequent Events
On March 27, 2014, we amended the Facility to extend the maturity date to November 13, 2015.  In addition, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants.  The March 2014 amendment also amends the terms of the Facility with respect to repayment on the term loan component.  Since 2010, the principal of the term loan component has been repaid in quarterly installments of $93,750.  The amended Facility requires quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on November 13, 2015, the maturity date.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $75,000, plus expenses related to the closing.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2014 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

As listed in the Index to Financial Statements and Supplementary Data on page 24.

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

10.23*	Telos Corporation 2013 Omnibus Long-Term Incentive Plan (Incorporated by reference to Appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A on April 16, 2013)
10.24*	Form Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on May 15, 2013)
10.25
Third Amendment to Second Amended and Restated Loan and Security Agreement and First Amendment to Amended and Restated General Continuing Guaranty between the Company and Wells Fargo Capital Finance, LLC dated June 11, 2013 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2013)

10.26
Fourth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated July 31, 2013 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on August 6, 2013)

10.27*	Telos Corporation Senior Officer Incentive Program
10.28+	Waiver and Fifth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated March 27, 2014
10.29*+	Employment Agreement, dated as of January 4th, between the Company and Jefferson V. Wright
21+	List of subsidiaries of Telos Corporation
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32+	Certification pursuant to 18 USC Section 1350.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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

TELOS CORPORATION

By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John B. Wood
John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2014

/s/ Michele Nakazawa
Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ Bernard C. Bailey
Bernard C. Bailey	Director	March 31, 2014

/s/ David Borland
David Borland	Director	March 31, 2014

/s/ William M. Dvoranchik
William M. Dvoranchik	Director	March 31, 2014

Seth W. Hamot	Director

/s/ Bruce R. Harris
Bruce R. Harris, Lt. Gen., USA (Ret.)	Director	March 31, 2014

/s/ Charles S. Mahan
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)	Director	March 31, 2014

/s/ John W. Maluda
John W. Maluda, Major Gen,, USAF (Ret)	Director	March 31, 2014

/s/ Robert J. Marino
Robert J. Marino	Director	March 31, 2014

Andrew R. Siegel	Director

/s/ Jerry O. Tuttle
Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	March 31, 2014