Form 10-Q
period 2014-09-30
TELOS CORP
filed 2014-11-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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

As of November 7, 2014, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Services	$29,228	$35,810	$81,055	$104,847
Products	9,279	13,469	16,605	47,223
	38,507	49,279	97,660	152,070
Costs and expenses
Cost of sales - Services	24,067	28,421	64,928	82,979
Cost of sales - Products	6,936	12,059	13,389	43,390
	31,003	40,480	78,317	126,369
Selling, general and administrative expenses	9,743	7,716	29,416	24,641
Operating (loss) income	(2,239)	1,083	(10,073)	1,060
Other income (expense)
Other income	1	7	258	233
Interest expense	(1,373)	(1,381)	(3,965)	(4,154)
Loss before income taxes	(3,611)	(291)	(13,780)	(2,861)
Benefit for income taxes (Note 7)	3,337	4,397	4,202	7,381
Net (loss) income	(274)	4,106	(9,578)	4,520
Less: Net income attributable to non-controlling interest (Note 2)	(500)	(400)	(1,101)	(1,360)
Net (loss) income attributable to Telos Corporation	$(774)	$3,706	$(10,679)	$3,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(274)	$4,106	$(9,578)	$4,520
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	7	(6)	(19)
Total other comprehensive (loss) income	(4)	7	(6)	(19)
Comprehensive income attributable to non-controlling interest	(500)	(400)	(1,101)	(1,360)
Comprehensive (loss) income attributable to Telos Corporation	$(778)	$3,713	$(10,685)	$3,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets (Note 5)
Cash and cash equivalents	$45	$94
Accounts receivable, net of reserve of $372 and $321, respectively	26,079	45,632
Inventories, net of obsolescence reserve of $73 and $417, respectively	5,747	4,885
Deferred income taxes (Note 7)	2,169	--
Deferred program expenses	98	576
Other current assets	1,256	1,271
Total current assets	35,394	52,458
Property and equipment, net of accumulated depreciation of $25,730 and $24,316, respectively	19,339	14,618
Deferred income taxes, long-term (Note 7)	1,594	--
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	3,950	5,643
Other assets	1,315	974
Total assets	$76,508	$88,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 30, 2014	December 31, 2013
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Senior credit facility – short-term (Note 5)	$1,000	$688
Accounts payable and other accrued payables (Note 5)	20,491	23,290
Accrued compensation and benefits	6,246	5,941
Deferred revenue	2,767	2,768
Deferred income taxes – current (Note 7)	--	25
Capital lease obligations – short-term (Note 8)	754	657
Other current liabilities	1,198	1,782
Total current liabilities	32,456	35,151

Senior revolving credit facility (Note 5)	11,985	19,141
Capital lease obligations (Note 8)	20,935	14,901
Deferred income taxes (Note 7)	--	169
Senior redeemable preferred stock (Note 6)	1,941	1,891
Public preferred stock (Note 6)	119,141	116,274
Other liabilities	78	490
Total liabilities	186,536	188,017

Commitments and contingencies (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	158	146
Accumulated other comprehensive income	42	48
Accumulated deficit	(110,813)	(100,134)
Total Telos stockholders' deficit	(110,535)	(99,862)
Non-controlling interest in subsidiary (Note 2)	507	454
Total stockholders' deficit	(110,028)	(99,408)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$76,508	$88,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net (loss) income	$(9,578)	$4,520
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on redemption of senior preferred stock	-	(222)
Dividends of preferred stock as interest expense	2,917	2,953
Depreciation and amortization	3,169	2,824
Amortization of debt issuance costs	32	54
Deferred income tax benefit	(3,957)	(7,601)
Other noncash items	(25)	(36)
Changes in other operating assets and liabilities	15,774	960
Cash provided by operating activities	8,332	3,452

Investing activities:
Purchases of property and equipment	(517)	(504)
Cash used in investing activities	(517)	(504)

Financing activities:
Proceeds from senior credit facility	125,935	168,849
Repayments of senior credit facility	(132,341)	(168,174)
(Decrease) increase in book overdrafts	(1,044)	890
Repayments of term loan	(438)	(281)
Proceeds from assignment of purchase option under lease	1,669	-
Payments under capital lease obligations	(597)	(909)
Redemption of senior preferred stock	-	(2,000)
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,048)	(1,421)
Cash used in financing activities	(7,864)	(3,046)

Decrease in cash and cash equivalents	(49)	(98)
Cash and cash equivalents, beginning of period	94	229

Cash and cash equivalents, end of period	$45	$131

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,070	$1,165
Income taxes	$869	$849

Noncash:
Dividends of preferred stock as interest expense	$2,917	$2,953
Financing of capital lease	$5,680	$-

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017.  Early adoption is not permitted.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

Index
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  The new standard addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The new standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted.   We are currently assessing the impact the adoption of ASU 2014-15 will have on our condensed consolidated financial position, results of operations and cash flows.

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

We may use subcontractors and suppliers in the course of performing contracts and under certain contracts we provide supplier procurement services and materials for our customers.  Some of these arrangements may fall within the scope of ASC 605-45, "Reporting Revenue Gross as a Principal versus Net as an Agent." We presume that revenues on our contracts are recognized on a gross basis, as we generally provide significant value-added services, assume credit risk, and reserve the right to select subcontractors and suppliers, but we evaluate the various criteria specified in the guidance in making the determination of whether revenue should be recognized on a gross or net basis.

Index
A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense – Regarding our deliverables of secure network solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within our Cyber Operations and Defense solutions area is our Emerging Technologies group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within the Cyber Operations and Defense and Emerging Technologies groups are generally sold as firm-fixed price ("FFP") bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company's customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials ("T&M") services contracts based upon specified billing rates and other direct costs as incurred.

Regarding our information assurance deliverables, we provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, "Software Revenue Recognition," as discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $5.8 million and $5.3 million as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014, it is management's judgment that we have fully provided for any potential inventory obsolescence.

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

Index
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

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of September 30, 2014, no impairment charges were taken.

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees.  In March 2013, we granted 4,312,000 shares of restricted stock (Class A common) to our executive officers and employees.  To date, there have been no grants in 2014.  As of September 30, 2014, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, "Compensation – Stock Compensation," we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.

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

    Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Cumulative foreign currency translation loss	$(67)	$(61)
Cumulative actuarial gain on pension liability adjustment	109	109
Accumulated other comprehensive income	$42	$48

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

The Amended and Restated Operating Agreement of Telos ID ("Operating Agreement") provides for a Board of Directors comprised of five members.  Pursuant to the Operating Agreement, John B. Wood, Chairman and CEO of Telos, has been designated as the Chairman of the Board of Telos ID.  The Operating Agreement also provides for two subclasses of membership units:  Class A, held by us and Class B, held by the Investors.  The Class A membership unit owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $0.7 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $0.5 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement.  The Class B members received a total of $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Non-controlling interest, beginning of period	$350	$623	$454	$468
Net income	500	400	1,101	1,360
Distributions	(343)	(616)	(1,048)	(1,421)
Non-controlling interest, end of period	$507	$407	$507	$407

Index

Note 3.                          Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of September 30, 2014 and December 31, 2013.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment.  As of September 30, 2014, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements.  Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense was $0.6 million and $1.7 million for each of the three and nine months ended September 30, 2014 and 2013, respectively.  Amortization expense will be $2.3 million annually, through June 30, 2016.  Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of September 30, 2014, no impairment charges were taken.

Other intangible assets consist of the following (in thousands):

	September 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets	$11,286	$7,336	$11,286	$5,643
	$11,286	$7,336	$11,286	$5,643

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

As of September 30, 2014 and December 31, 2013, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of September 30, 2014 and December 31, 2013, the carrying value of the Senior Redeemable Preferred Stock was $1.9 million.  Since there have been no material changes in the Company's financial condition and no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2013.

As of September 30, 2014 and December 31, 2013, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $119.1 million and $116.3 million, respectively, and the estimated fair market value was $47.0 million and $48.9 million, respectively, based on quoted market prices.

Index

Note 5.                          Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of September 30, 2014 and December 31, 2013, the accounts payable and other accrued payables consisted of $17.0 million and $17.3 million, respectively, in trade account payables and $3.5 million and $6.0 million, respectively, in accrued payables.

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

The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2014, we have not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of September 30, 2014, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  On May 13, 2014 and June 26, 2014, Wells Fargo amended the Facility to not measure performance against the EBITDA (as defined in the Facility) covenants for the quarters ending March 31, 2014 and June 30, 2014, pending revision of the covenants to more accurately reflect the Company's recent operating results and current operating budget. The June 2014 amendment also reduced the recurring revenue covenant under the Facility from $5 million to $4.5 million.  On November 13, 2014, Wells Fargo amended the Facility to not measure performance against the EBITDA covenant for the period ending September 30, 2014 and to reduce the recurring revenue covenant consistent with the June 2014 amendment.  With the execution of the amendment, the Company was in compliance with the Facility's financial covenants as of September 30, 2014.

At September 30, 2014, we had outstanding borrowings of $13.0 million on the Facility, which included a $5.8 million balance of the term loan, of which $1.0 million was short-term.   At December 31, 2013, we had outstanding borrowings of $19.8 million on the Facility, which included the $6.2 million term loan, of which $0.7 million was short-term.   At September 30, 2014 and December 31, 2013, we had unused borrowing availability on the Facility of $4.8 million and $9.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.7% and 5.3% for the nine months ended September 30, 2014 and 2013, respectively.

Index
The following are maturities of the Facility presented by year (in thousands):

	2014	2015	Total
Short-term:
Term loan	$1,000	$--	$1,000	[1]
Long-term:
Term loan	$--	$4,750	$4,750	[1]
Revolving credit	--	7,235	7,235	[2]
Subtotal	$--	$11,985	$11,985
Total	$1,000	$11,985	$12,985

[1]	The principal will be repaid in quarterly installments of $250,000, with a final installment of the unpaid principal amount payable on November 13, 2015.
[2]	Balance due represents balance as of September 30, 2014, with fluctuating balances based on working capital requirements of the Company.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2014, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2016.

As of September 30, 2014, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2014, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

At September 30, 2014 and December 31, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2014.

At September 30, 2014 and December 31, 2013, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.5 million and $1.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $50,000 for the three and nine months ended September 30, 2014, respectively, and $17,000 and $86,000 for the three and nine months ended September 30, 2013, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2014 and December 31, 2013 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Index
 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2014.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

Index
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $87.3 million and $84.4 million as of September 30, 2014 and December 31, 2013, respectively.  We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2014 and 2013, which was recorded as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent  to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $119.1 million and $116.3 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2014 and December 31, 2013, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index
Note 7.                          Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three and nine months ended September 30, 2014 and 2013, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.   Accordingly, we recorded an approximately $3.3 million and $4.2 million income tax benefit for the three and nine months ended September 30, 2014, respectively, and $4.4 million and $7.4 million income tax benefit for the three and nine months ended September 30, 2013, respectively.

We adopted the provisions of ASC 740-10 as of January 1, 2007 and determined that there were approximately $578,000 and $607,000 of unrecognized tax benefits required to be recorded as of September 30, 2014 and December 31, 2013, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures through the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $2.9 million and $17.3 million as of September 30, 2014 and December 31, 2013, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Index
Leases
Effective November 1, 2013, we entered into a 13-year lease ("the 2013 lease") that would have expired on October 31, 2026 for the building in Ashburn, Virginia that serves as our corporate headquarters.  The 2013 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, "Leases".  The 2013 lease included an option to purchase, assign to, or designate a purchaser on June 1, 2014, which required notice of intent to exercise the option by not later than March 31, 2014.

On March 28, 2014, we entered into a definitive agreement with an unrelated third party to assign the purchase option to that third party in return for cash consideration of $1.7 million, payable upon the closing of the purchase transaction, and certain obligations under the agreement, including entering in to a new 15-year lease with the third party upon the third party's exercise of the purchase option and purchase of the building from the prior landlord.  On March 28, 2014, we provided the prior landlord notice of our assignment and exercise of the purchase option.  On May 28, 2014 the third party completed the purchase transaction and the 2013 lease was terminated, with no ongoing obligations, by mutual agreement between us and the prior landlord. On the same day we entered into a new lease ("the 2014 lease") with the third party that expires on May 31, 2029. The 2014 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, "Leases", and determined to be a capital lease.  As a result of the new lease, the corresponding capital asset increased by $5.7 million, resulting in a net book value of the capital asset of $18.3 million and the liability increased by $6.7 million, resulting in a capital obligation of $22.0 million. As part of this treatment, the net cash consideration received in connection with the definitive agreement was treated as a lease incentive that will be amortized over the life of the lease.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers in the Circuit Court for Baltimore City, Maryland (the "Circuit Court").  A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock. As of September 30, 2014, Costa Brava and Wynnefield each owns 12.7% of the outstanding Public Preferred Stock.

Following a hearing on April 24, 2014, the Company's (and certain past and present directors' and officers') Motions to Dismiss Plaintiffs Derivative Claims Pursuant to Maryland Rule 2-502 and the Report of the Special Litigation Committee remain pending before Judge W. Michel Pierson in the Circuit Court.  No material developments occurred in this litigation during the three months ended September 30, 2014.

At this state of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs' success in relation to any of their assertions in the litigation.  Although there can be no assurance as to the ultimate outcome of the case, the Company and its present and former officers and directors strenuously deny Plaintiffs' allegations and continue to vigorously defend the matter, and oppose all relief sought by Plaintiffs.

Hamot et al. v. Telos Corporation
As previously disclosed in Note 14 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava and Class D Directors of Telos filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date.  No material developments occurred in this litigation during the three months ended September 30, 2014.

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

Index
Note 9.                          Related Party Transactions

Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $70,000 and $323,000 for the three and nine months ended September 30, 2014, respectively, and $69,000 and $193,000, for the three and nine months ended September 30, 2013, respectively.   Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as of September 30, 2014.

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

Backlog
Funded backlog as of September 30, 2014 and 2013 was $84.8 million and $129.3 million, respectively.  Funded backlog was $95.3 million at December 31, 2013.

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

Index
We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contract ("GWAC"), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The original NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The period of performance for the award of new task orders under the contract ended on September 30, 2013.  Previously awarded task orders that contain periods of performance that extend past September 30, 2013, including exercisable option years under existing task orders, are not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest has been filed over the Telos contract award, protests filed by other bidders have resulted in a recommendation by the Government Accountability Office that the U.S. Air Force re-evaluate proposals and make a new source selection decision.  As a result of the delays in the NETCENTS-2 procurement, some government orders that could have been issued through NETCENTS-2 have been issued through other contract vehicles, under which we are not prime contract awardees.  This has contributed to the declines in revenues and margins as discussed further below.  While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule.

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

The principal element of the Company's operating expenses as a percentage of sales for the three and nine months ended September 30, 2014 and 2013 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.5	82.1	80.2	83.1
Selling, general, and administrative expenses	25.3	15.7	30.1	16.2

Operating (loss) income	(5.8)	2.2	(10.3)	0.7

Other income	----	----	0.3	0.1
Interest expense	(3.6)	(2.8)	(4.1)	(2.7)

Loss before income taxes	(9.4)	(0.6)	(14.1)	(1.9)
Benefit for income taxes	8.7	8.9	4.3	4.9
Net (loss) income	(0.7)	8.3	(9.8)	3.0
Less: Net income attributable to non-controlling interest	(1.3)	(0.8)	(1.1)	(0.9)
Net (loss) income attributable to Telos Corporation	(2.0)%	7.5%	(10.9)%	2.1%

Index

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenue decreased by 21.8% to $38.5 million for the third quarter of 2014, from $49.3 million for the same period in 2013. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS contract, consistent with the expiration of the performance period for award of new task orders in September 2013.  As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014, but to date there have been no delivery orders issued under the new contract, due to the government currently evaluating award protests. No protest has been filed over the Telos contract award.  Services revenue decreased to $29.2 million for the third quarter of 2014 from $35.8 million for the same period in 2013, primarily attributable to decreases in sales of $6.3 million of Cyber Operations and Defense in secure networks deliverables under several NETCENTS delivery orders for Telos-installed solutions, $0.9 million of Secure Communications solutions, offset by increases in sales of $0.4 million of Cyber Operations and Defense in information assurance deliverables and $0.2 million of Identity Management solutions.   The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue decreased to $9.3 million for the third quarter of 2014 from $13.5 million for the same period in 2013 under several NETCENTS delivery orders for resold product, primarily attributable to a decrease in sales of $8.1 million of Cyber Operations and Defense in secure networks deliverables, offset by increases in sales of $2.6 million of Identity Management solutions and $1.3 million of proprietary software of Cyber Operations and Defense in information assurance deliverables.

Cost of sales decreased by 23.4% to $31.0 million for the third quarter of 2014 from $40.5 million for the same period in 2013, primarily due to decreases in revenue of $10.8 million, coupled with a decreased cost of sales as a percentage of revenue of 1.6%.  Cost of sales for services decreased by $4.3 million; and as a percentage of services revenue increased by 3.0%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in secure networks deliverables under NETCENTS. Cost of sales for products decreased by $5.1 million, and as a percentage of product revenue decreased by 14.8%, primarily due to increases in revenue for proprietary software.  The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 14.7% to $7.5 million for the third quarter of 2014 from $8.8 million for the same period in 2013.  Gross margin increased to 19.5% in the third quarter of 2014, from 17.9% for the same period in 2013.  Services gross margin decreased to 17.7% from 20.6% due primarily to a change in program mix during the period as noted above.  Product gross margin increased to 25.3% from 10.5% due primarily to an increase in sales of proprietary software.

Selling, general, and administrative expense ("SG&A") increased by 26.3% to $9.7 million for the third quarter of 2014, from $7.7 million for the same period in 2013, primarily attributable to increases in accrued bonuses of $1.2 million, labor and other costs of $1.0 million, and outside services of $0.3 million, offset by a decrease in legal costs of $0.8 million.

Operating loss was $2.2 million for the third quarter of 2014, compared to operating income of $1.1 million for the same period in 2013, due primarily to a decrease in gross profit and an increase in SG&A expense as noted above.

Interest expense decreased 0.5% to $1.4 million for the third quarter of 2014, from $1.4 million for the same period in 2013, primarily due to a decrease in interest on the Facility, offset by an increase in interest on the Ashburn lease.

Income tax benefit was $3.3 million for the third quarter of 2014, compared to $4.4 million for the same period in 2013, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $0.8 million for the third quarter of 2014, compared to net income of $3.7 million for the same period in 2013, primarily attributable to the increase in operating loss for the quarter as discussed above.

Index
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenue decreased by 35.8% to $97.7 million for the nine months ended September 30, 2014 from $152.1 million for the same period in 2013. Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS contract. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014, but to date there have been no delivery orders issued under the new contract, due to the government currently evaluating award protests. No protest has been filed over the Telos contract award.  Services revenue decreased to $81.1 million for the nine months ended September 30, 2014 from $104.8 million for the same period in 2013, primarily attributable to decreases in sales of $21.2 million of Cyber Operations and Defense in secure network solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $2.4 million of Secure Communications solutions, and $1.0 million of Identity Management solutions, offset by an increase in sales of $0.8 million of Cyber Operations and Defense in information assurance deliverables.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue decreased to $16.6 million for the nine months ended September 30, 2014 from $47.2 million for the same period in 2013, primarily attributable to decreases in sales in resold product of $31.3 million of Cyber Operations and Defense in secure network solutions deliverables, and $1.3 million of Identity Management solutions, offset by increases in proprietary software sales of $1.9 million of Cyber Operations and Defense information assurance deliverables and $0.1 million of Secure Communications solutions.

Cost of sales decreased by 38.0% to $78.3 million for the nine months ended September 30, 2014 from $126.4 million for the same period in 2013, due primarily to decreases in revenue as discussed above.

Gross profit decreased by 24.7% to $19.4 million for the nine months ended September 30, 2014 from $25.7 million for the same period in 2013, due primarily to the change in the mix of the solutions sold.  Gross margin increased to 19.8% for the nine months ended September 30, 2014, from 16.9% in the same period in 2013.

SG&A expense increased 19.4% to $29.4 million for the nine months ended September 30, 2014 from $24.6 million for the same period in 2013, primarily due to increases in accrued bonuses of $2.4 million, labor and other costs of $1.9 million, outside services of $0.6 million, auditing fees of $0.1 million, travel costs of $0.1 million, and trade shows costs of $0.1 million, offset by a decrease in legal costs of $1.0 million.

Operating loss was $10.1 million for the nine months ended September 30, 2014, compared to operating income of $1.1 million for the same period in 2013, due primarily to a decrease in gross profit and an increase in SG&A expense as noted above.

Interest expense decreased 4.6% to $4.0 million for the nine months ended September 30, 2014, from $4.2 million for the same period in 2013, primarily due to a decrease in interest on the Facility.

Income tax benefit was $4.2 million for the nine months ended September 30, 2014, compared to $7.4 million for the same period in 2013, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the nine month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $10.7 million for the nine months ended September 30, 2014, compared to net income of $3.2 million for the same period in 2013, primarily attributable to the increase in operating loss as discussed above.

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

Cash provided by operating activities was $8.3 million for the nine months ended September 30, 2014, compared to $3.5 million for the same period in 2013.  Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain noncash items that do not impact cash flows from operating activities.  Additionally, net loss was $9.6 million for the nine months ended September 30, 2014, compared to net income of $4.5 million for the nine months ended September 30, 2013.

Cash used in investing activities was approximately $0.5 million for the nine months ended September 30, 2014 and 2013, due to the purchase of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2014 was $7.9 million, compared to $3.0 million for the same period in 2013, primarily attributable to net repayments to the Facility for the nine months ended September 30, 2014, offset by the proceeds from the assignment of the purchase option under our 2013 lease on our Ashburn headquarters for the nine months ended September 30, 2014, and the redemption of senior preferred stock for the nine months ended September 30, 2013.

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

Index
The interest rate on the term loan component is the same as that on the revolving credit component of the Facility, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of September 30, 2014, we have not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of September 30, 2014, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  On May 13, 2014 and June 26, 2014, Wells Fargo amended the Facility to not measure performance against the EBITDA (as defined in the Facility) covenants for the quarters ending March 31, 2014 and June 30, 2014, pending revision of the covenants to more accurately reflect the Company's recent operating results and current operating budget.    The June 2014 amendment also reduced the recurring revenue covenant under the Facility from $5 million to $4.5 million. On November 13, 2014, Wells Fargo amended the Facility to not measure performance against the EBITDA covenant for the period ending September 30, 2014 and to reduce the recurring revenue covenant consistent with the June 2014 amendment.  With the execution of the amendment, the Company was in compliance with the Facility's financial covenants as of September 30, 2014.

At September 30, 2014, we had outstanding borrowings of $13.0 million on the Facility, which included a $5.8 million balance of the term loan, of which $1.0 million was short-term.   At December 31, 2013, we had outstanding borrowings of $19.8 million on the Facility, which included the $6.2 million term loan, of which $0.7 million was short-term.   At September 30, 2014 and December 31, 2013, we had unused borrowing availability on the Facility of $4.8 million and $9.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.7% and 5.3% for the nine months ended September 30, 2014 and 2013, respectively.

Redeemable Preferred Stock
 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $121.1 million and $118.2 million at September 30, 2014 and December 31, 2013, respectively.  We recorded dividends of $1.0 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2013, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Index
Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2014, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2016.

As of September 30, 2014, Mr. John Porter, the beneficial owner of 39.3% of our Class A Common Stock, held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2014, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.

At September 30, 2014 and December 31, 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.    Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of September 30, 2014.

At September 30, 2014 and December 31, 2013, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.5 million and $1.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $50,000 for the three and nine months ended September 30, 2014, respectively, and $17,000 and $86,000 for the three and nine months ended September 30, 2013, respectively,  which were reported as interest expense.  Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared.  In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2014 and December 31, 2013 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2014.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $87.3 million and $84.4 million as of September 30, 2014 and December 31, 2013, respectively.   We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2014 and 2013, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $119.1 million and $116.3 million for the principal amount and all accrued dividends on the Public Preferred Stock as of September 30, 2014 and December 31, 2013, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Borrowing Capacity
Our working capital was $2.9 million and $17.3 million as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, we had outstanding debt and long-term obligations of $154.1 million, consisting of $12.0 million under the Facility, $20.9 million in capital lease obligations and $121.1 million in redeemable preferred stock classified as liability pursuant to ASC 480-10, and $0.1 million in other liabilities.

We believe that available cash and borrowings under the Facility will be sufficient to generate adequate amounts of cash to meet our needs for operating expenses, debt service requirements, and projected capital expenditures for the foreseeable future.   We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long-term needs for operating expenses, debt service requirements, and projected capital expenditures.  On May 13, 2014 and June 26, 2014, Wells Fargo amended the Facility to not measure performance against the EBITDA (as defined in the Facility) covenants for the quarters ending March 31, 2014 and June 30, 2014, pending revision of the covenants to more accurately reflect the Company's recent operating results and current operating budget.   The June 2014 amendment also reduced the recurring revenue covenant under the Facility from $5 million to $4.5 million. On November 13, 2014, Wells Fargo amended the Facility to not measure performance against the EBITDA covenant for the period ending September 30, 2014 and to reduce the recurring revenue covenant consistent with the June 2014 amendment.  With the execution of the amendment, the Company was in compliance with the Facility's financial covenants as of September 30, 2014.

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

Index
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of September 30, 2014, interest on the Facility is charged at 4.25%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.7% and 5.3% for the nine months ended September 30, 2014 and 2013, respectively.  The Facility had an outstanding balance of $13.0 million at September 30, 2014.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the third quarter of 2014 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At September 30, 2014, total undeclared unpaid dividends accrued for financial reporting purposes are $1.5 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of September 30, 2014, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2016.  On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of September 30, 2014, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of September 30, 2014, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $87.3 million and $84.4 million in cash dividends as of September 30, 2014 and December 31, 2013, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 ("Charter"), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of September 30, 2014 and December 31, 2013.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index
Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1*	Eighth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 13, 2014
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*   filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed"

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)