Form 10-K
period 2014-12-31
TELOS CORP
filed 2015-03-31
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2014
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-08443

TELOS CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0880974
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
19886 Ashburn Road, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐               Accelerated filer   ☐                 Non-accelerated filer   ☒Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014:  Not applicable

As of March 24, 2015, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 13, 2015.

Index

Special Note Regarding Forward-Looking Statements

This annual report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, in the future the Company, and others on its behalf, may make statements that constitute forward-looking statements. Such forward-looking statements may include, without limitation, statements relating to the Company's plans, objectives or goals; future economic performance or prospects; the potential effect on the Company's future performance of certain contingencies; and assumptions underlying any such statements.

Words such as "believes," "anticipates," "expects," "intends" and "plans" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The forward-looking statements are and will be based upon management's then current views and assumptions regarding future events and operating performance and are only applicable as of the dates of such statements. The Company does not intend to update these forward-looking statements except as may be required by applicable laws.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other outcomes described or implied in forward-looking statements will not be achieved. The Company cautions you that a number of important factors could cause results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements, including without limitation the risks described under the caption "Risk Factors" in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on the Company's forward-looking statements.

PART I
Item 1.  Business

Overview

Telos Corporation, together with its subsidiaries, (the "Company" or "Telos" or "We") is an information technology leader focused on designing and providing advanced technologies to deliver solutions that empower and protect the world's most demanding enterprises. We empower our customers with secure solutions that leverage mobile communication and real-time collaboration. We protect vital assets that include the critical operational and tactical systems of our customers so that they can safely conduct their global missions. Our customer base consists primarily of military, intelligence and civilian agencies of the federal government and NATO allies around the world.

We generate approximately 74.9% of our revenues by delivering these solutions at a fixed price to our customers.  This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers.  We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

While we were incorporated in 1971, we liquidated and/or sold our original businesses and refocused on delivering secure solutions beginning in 1997.  Our Company includes Telos Corporation, Xacta Corporation, Teloworks, Inc., and a 50% interest in Telos Identity Management Solutions, LLC ("Telos ID").

We were incorporated in Maryland, our headquarters are located at 19886 Ashburn Road, Ashburn, VA 20147, and our telephone number is (703) 724-3800.  Our website is www.telos.com.

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

Protecting and Securing Assets. Whether we are guarding access to systems, networks, communications, or people, our solutions work to protect what is most important to today's security-conscious enterprises.

Applying Specialized Expertise. Our teams of security professionals, such as those we provide to protect the Pentagon's critical networks, are some of the industry's most experienced in the design and operation of communications systems that must be reliable and secured 24/7.

Index
Achieving Regulatory Compliance. From embedding the latest security standards in our information assurance software, to complying with network security requirements on a particular military base, our solutions give our customers the confidence in their ability to meet established security regulations.

Ensuring the Reliability of Operations. Our testing is comprehensive, assuring our customers of a dependable product when delivered. Our support is worldwide, extending from helpdesk resources for government agencies throughout the country to field support overseas.

Leveraging Customers' Existing Infrastructure. Our pre-deployment assessment of our customers' environments, ranging from secure network site surveys to evaluations of physical security access, assures our customers of the technical and operational compatibility of our solutions.

Selected Examples of How We Accomplish Our Mission

We protect and enhance the communications of our customers through the development and delivery of our Telos Secure Information eXchange (T-6) platform for unified communication and collaboration. T-6 includes Telos Automated Message Handling System ("AMHS"), which has been adopted by the Department of Defense to carry all official message traffic and is implemented throughout all branches of the military, the intelligence community and other critical civilian agencies. AMHS is also used by U.S. Central Command to meet its critical organization and communications requirements in the CENTCOM Theater of Operations including Iraq and Afghanistan.

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software ("Xacta"). Our Xacta solution is the dominant provider of continuous certification and is used throughout the Department of Defense, intelligence communities and civilian government. To date, we have performed over 5,100 certifications and our product has been adopted as the risk management framework for numerous enterprises.

We deploy, protect and extend the networks of our customers around the world, as well as secure the communications on the network. We also empower our customers with advanced applications that leverage mobile devices and multi-user, multi-touch interfaces to put mission-critical information literally at users' fingertips.

Through an exclusive subcontractor relationship with Telos ID, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities.  Among these programs is the premier federal identity application, which has issued more than 35,000,000 smart card based secure credentials for active duty uniformed service personnel, Selected Reserve, Department of Defense ("DoD") civilian employees, and eligible contractor personnel.  Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters.  This system has captured over 472,000,000 scans by more than 2,600,000 U.S. Government, U.S. Military and company contractors since its inception.

We would not be able to design, deliver, install, and support any of our solutions without our employees. They are a vital element of our success. We provide competitive pay and benefits and a work environment that promotes employee retention.

Solutions For Our Customers

Our solution development philosophy involves rapid development and continuous innovation in an effort to keep pace with the dynamic and evolving nature of our customers' requirements.

Our IT solutions consist of the following:

•
Cyber Operations and Defense – Secure wired and wireless network solutions for DoD and other federal agencies. We provide an extensive range of wired and wireless voice, data, and video secure network solutions and mobile application development to support defense and civilian missions. Our software products and consulting services automate, streamline, and enforce IT security and risk management processes enterprise-wide. We offer information assurance consulting services and Xacta brand GRC (governance, risk, and compliance) solutions to protect and defend IT systems, ensuring their availability, integrity, authentication, and confidentiality.

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

Index
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

•
Architecture:  The nature of our customers' missions requires our solutions to be highly secure and scalable.  Aside from architecting our solutions with these core objectives in mind, we also employ open standards and technologies that afford a high degree of flexibility and interoperability needed to support web-based and netcentric operations.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts (known as "GWACs") which are generally firm fixed-priced or time-and-materials contracts.   For 2014, 2013, and 2012, the Company's revenue derived from firm fixed-price contracts was 74.9%, 84.1%, and 82.7%, respectively, cost plus contracts was 15.4%, 8.0%, and 9.7%, respectively, and time-and-material contracts was 9.7%, 7.9%, and 7.6%, respectively.

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

Index
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

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2014		2013		2012
			(dollar amounts in thousands)

Federal	$122,549	96.1%	$203,917	98.3%	$224,010	99.1%
Commercial	5,013	3.9%	3,477	1.7%	2,086	0.9%

Total	$127,562	100.0%	$207,394	100.0%	$226,096	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners.

Our People and Culture

As of December 31, 2014, we employed 538 people, which includes 41 from Teloworks, and 73 from Telos ID.  Of our employees, 404 hold security clearances of secret or higher.

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

Our employees also are given avenues of communication and interaction should they observe activities that are inconsistent with the Company's core values.  Encouraged first to speak openly about any issues, a hotline provides an opportunity to express concerns anonymously.

We consider the foundational value of integrity to be a non-negotiable requirement of employment, and an expectation of suppliers, partners, and our customers. We guard our reputation and will take aggressive action to protect it. An essential part of our brand promise is that we always engage employees, customers, partners, suppliers, and investors with integrity.

Index
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

Aside from other companies that compete in our space, we sometimes face indirect competition from solutions that are developed "in-house" by some of our customers.

Government Contracts and Regulation

Our business is heavily regulated. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. These laws and regulations, among other things:

●          impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP) and therefore require reconciliation;

●            impose acquisition regulations that define reimbursable and non-reimbursable costs; and

●            restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

Funded backlog as of December 31, 2014 and 2013 was $68.3 million and $95.3 million, respectively.

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

Index
Seasonality

We derive substantially all of our revenue from U.S. Government contracting, and as such we are annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, we have historically experienced higher revenues in the third and fourth fiscal quarters, ending September 30 and December 31, respectively, with the pace of orders substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.

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
Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process. In each of the past three years, substantially all of our net sales were to the U.S. Government, particularly the Department of Defense ("DoD"). U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country's safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget.

U.S. Government appropriations have and likely will continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, the Congress enacted the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012 (BCA), and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect on March 1, 2013 resulting in a 7.8% reduction to the DoD budget for fiscal year (FY) 2013 to $495.5 billion, excluding funding for military personnel. The FY 2014 DoD base budget was essentially flat at $496 billion and FY 2015 remains at a similar level.

Unless Congress and the Executive Office of the President agree to further amend or revoke the BCA, the DoD base budget is expected to increase very modestly to approximately $500 billion for FY 2016. In the years beyond FY 2016, the BCA permits annual increases for DoD base budget funding of about 2.4 percent with such caps remaining in effect through FY 2023. The Executive Office of the President has publicly signaled its intent to submit budget requests that are significantly higher than the BCA caps, as it did in submitting the FY 2016 budget request and the associated FY 2016 FYDP on February 2, 2015 with all years exceeding the caps under the BCA. Such levels of DoD budget funding would require the Congress to enact legislation to raise the BCA caps. If DoD appropriations exceed the BCA caps in any fiscal year through FY 2023, an across-the-board sequestration would go into effect, as occurred in FY 2013. Conversely, the Congress could choose to reduce any above-BCA cap budget request, as it did for FY 2014 appropriations.

In addition, the U.S. Government has, on a number of occasions, been unable to complete its budget process before the end of its fiscal year (September 30), which resulted in it operating under a Continuing Resolution for extended periods, as well as a brief partial shutdown of the U.S. Government in October 2013. As a result, future U.S. Government defense spending levels are difficult to predict. Significant changes in defense spending or changes in U.S. Government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

Index
U.S. Government contracts generally are not fully funded at inception and are subject to amendment or termination, which places a significant portion of our revenues at risk and could adversely impact our earnings.
Our U.S. Government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President's budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process. In addition, the U.S. Government has increasingly relied on indefinite delivery, indefinite quantity ("IDIQ") contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government's convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

We are subject to substantial oversight from federal agencies that have the authority to suspend our ability to bid on contracts.
As a U.S. Government contractor, we are subject to oversight by many agencies and entities of the U.S. Government that may investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Depending on the results of any such audits and investigations, the U.S. Government may make claims against us. Under U.S. Government procurement regulations and practices, an indictment of a U.S. Government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for the award of, new U.S. Government contracts. A conviction could result in debarment for a specified period of time. To the best of management's knowledge, there are no pending investigations, inquiries, claims or audits against the Company likely to have a material adverse effect on our business or our consolidated results of operations, cash flows or financial position.

We enter into fixed-price and other contracts that could subject us to losses if we experience cost growth that cannot be billed to customers.
Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represented approximately 74.9% of our 2014 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.
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
Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. The government market in which we primarily operate is characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance in part depends on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers' changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

Index
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
We market the majority of our security solutions directly to U.S. Government customers. The sale and implementation of our services to these entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving large capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, the sales and implementation cycles associated with certain of our services can be lengthy. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular quarter are not realized.

Our business could be negatively affected by cyber or other security threats or other disruptions.
As a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises. We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, our future financial results, or our reputation.

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

Index
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Note 13 – Commitments, Contingencies and Subsequent Events to the consolidated financial statements.

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
Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:
●            diversion of management attention from running our existing business;
●            possible material weaknesses in internal control over financial reporting;
●            increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;
●            increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;
●            potential exposure to material liabilities not discovered in the due diligence process;
●            potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and
•            unavailability of acquisition financing or unavailability of such financing on reasonable terms.

Any acquired business, technology, service or product could significantly under-perform relative to our expectations, and may not achieve the benefits we expect from possible acquisitions. For all these reasons, our pursuit of an acquisition, investment, divestiture, merger, or joint venture could cause its actual results to differ materially from those anticipated.

Item 1B. Unresolved Staff Comments

Not applicable to us as we are not an "accelerated filer" or "large accelerated filer" as such terms are defined in Rule 12b-2 under the Exchange Act or a "well-known seasoned issuer" as defined in Rule 405 of the Securities Act.

Item 2. Properties

We lease approximately 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia.  The lease expires in May 2029.

 We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID's corporate headquarters.  This sublease will expire on December 31, 2015.

We lease additional office space in five separate facilities located in Alabama, California, Colorado, Maryland, and New Jersey under various leases expiring through January 2024.

We believe that the current space is substantially adequate to meet our operating requirements.

Item 3. Legal Proceedings

Information regarding legal proceedings may be found in Note 13 – Commitments, Contingencies and Subsequent Events to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Index
PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 3, 2015, there were 202 holders of our Class A Common Stock and 10 holders of our Class B Common Stock.  We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 6 – Current Liabilities and Debt Obligations to the Consolidated Financial Statements.

No public market exists for our Series A-1 and Series A-2 Redeemable Preferred Stock ("Senior Redeemable Preferred Stock"). See Note 7 – Redeemable Preferred Stock to the Consolidated Financial Statements.

Our 12% Cumulative Exchangeable Redeemable Preferred Stock ("Public Preferred Stock") trades over the OTC Bulletin Board and the OTCQB marketplace. See Note 7 – Redeemable Preferred Stock to the Consolidated Financial Statements.

As of December 31, 2014, there were 40,238,461 Class A and 4,037,628 Class B Common shares issued and outstanding.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands)
Sales	$127,562	$207,394	$226,096	$189,888	$225,797
Operating (loss) income	(11,644)	6,111	17,700	12,687	15,006
(Loss) income before income taxes	(16,600)	867	16,725	6,741	8,952
Net (loss) income attributable to Telos Corporation	(12,288)	(2,618)	7,435	1,454	3,047

FINANCIAL CONDITION

	As of December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands)
Total assets	$73,820	$88,609	$79,156	$89,837	$74,804
Senior credit facility, long-term (1)	8,590	19,141	18,559	17,501	13,786
Note payable (1)	----	----	----	12,056	----
Capital lease obligations, long-term (2)	20,735	14,901	3,803	4,948	5,950
Senior redeemable preferred stock (3)	1,958	1,891	4,010	8,227	10,190
Public preferred stock (3)	120,097	116,274	112,451	108,628	104,806

(1)       See Note 6 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.

(2)       See Note 10 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.

(3)       See Note 7 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Index
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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, goodwill and intangible assets, income taxes, contingencies and litigation, and assumptions used in evaluating potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock. Actual results could differ from those estimates.

The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition
Revenues are recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 605-10-S99. We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, "Revenue Arrangements with Multiple Deliverables," which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices. This determination is made first by employing vendor-specific objective evidence ("VSOE"), to the extent it exists, then third-party evidence ("TPE") of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical. Therefore we do not utilize TPE. If VSOE and TPE are not determinable, we use our best estimate of selling price ("ESP") as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support ("PCS"), and installation, the relative fair value of each element is determined based on VSOE. VSOE is defined by ASC 985-605, "Software Revenue Recognition," and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority. When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period. Software arrangements requiring significant production, modification, or customization of the software are accounted for in accordance with ASC 605-35 "Construction-Type and Production-Type Contracts".

Index
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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense –  In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged to create our Cyber Operations and Defense business line.

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

Goodwill and intangible assets
We evaluate the impairment of goodwill and intangible assets in accordance with ASC 350, "Intangibles - Goodwill and Other," which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Secure Communications, and Telos ID, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows analysis required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2014. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

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

Index
Results of Operations
We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Our revenues are generated from a number of contract vehicles and task orders.  Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We  believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts.  Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices.  Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2014, 2013, and 2012, the Company's revenue derived from firm fixed-price was 74.9%, 84.1%, and 82.7%, respectively, cost plus contracts was 15.4%, 8.0%, and 9.7%, respectively, and time-and-material contracts was 9.7%, 7.9%, and 7.6%, respectively.

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contract ("GWAC"), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The original NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The period of performance for the award of new task orders under the contract ended on September 30, 2013.  Previously awarded task orders that contain periods of performance that extend past September 30, 2013, including exercisable option years under existing task orders, are not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest has been filed over the Telos contract award, protests filed by other bidders have resulted in a recommendation by the Government Accountability Office that the U.S. Air Force re-evaluate proposals and make a new source selection decision.  As a result of the delays in the NETCENTS-2 procurement, some government orders that could have been issued through NETCENTS-2 have been issued through other contract vehicles, under which we are not prime contract awardees.  This has contributed to the declines in revenues and margins as discussed further below.  While we derive a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule.  However, we have not been awarded significant delivery orders under EAGLE II due in part to government funding issues for the Department of Homeland Security.

Faced with significant budget pressures, in recent years, the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the U.S. Department of Defense (DoD) and other federal agencies, pursuant to the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for fiscal year (FY) 2013 to $495.5 billion, excluding funding for military personnel. The DoD budget was approximately $496 billion in FY 2014 and remains at a similar level in FY 2015. Under the BCA, funding for the DoD base budget is expected to increase very modestly to approximately $500 billion for FY 2016. In the years beyond FY 2016, the BCA permits annual increases for DoD base budget funding of about 2.4% with such caps remaining in force through FY 2023. The Executive Office of the President has publicly signaled its intent to submit DoD budget requests that are significantly higher than the BCA caps, as it did in submitting the FY 2016 budget request and the associated FY 2016 FYDP on February 2, 2015 with all years exceeding the caps under the BCA. Such levels of DoD budget funding would require the Congress to enact legislation to raise the BCA caps. In the event DoD appropriations exceed the BCA caps in any fiscal year through FY 2023, across-the-board sequestration would go into effect, as occurred in 2013. Consequently, the DoD's overall future spending levels remain uncertain and we are unable to specifically predict potential changes to future DoD budgets on our programs and the effect that the foregoing would have on our future financial performance.

Index
Statement of Operations Data
The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	(dollar amounts in thousands)

Revenue	$127,562	100.0%	$207,394	100.0%	$226,096	100.0%
Cost of sales	102,609	80.4	168,794	81.4	171,290	75.8
Selling, general and administrative expenses	36,597	28.7	32,489	15.7	37,106	16.4
Operating (loss) income	(11,644)	(9.1)	6,111	2.9	17,700	7.8
Other income (expenses):
Gain on early extinguishment of debt	----	----	----	----	5,187	2.3
Non-operating income	414	0.3	239	0.1	470	0.2
Interest expense	(5,370)	(4.2)	(5,483)	(2.6)	(6,632)	(2.9)
(Loss) income before income taxes	(16,600)	(13.0)	867	0.4	16,725	7.4
Benefit (provision) for income taxes	5,988	4.7	(1,678)	(0.8)	(7,230)	(3.2)
Net (loss) income	(10,612)	(8.3)	(811)	(0.4)	9,495	4.2
Less: Net income attributable to non-controlling interest	(1,676)	(1.3)	(1,807)	(0.9)	(2,060)	(0.9)
Net (loss) income attributable to Telos Corporation	$(12,288)	(9.6)%	$(2,618)	(1.3)%	$7,435	3.3%

Results of Operations

Years ended December 31, 2014, 2013, and 2012
Revenue.  Revenue decreased by 38.5% to $127.6 million for 2014 from $207.4 million for 2013. Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS contract. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014, but to date there have been no delivery orders issued under the new contract, due to the government's evaluation of award protests. No protest has been filed over the Telos contract award. Services revenue decreased by 28.2% to $103.1 million for 2014 from $143.5 million for 2013, primarily attributable to decreases in sales of $37.9 million of Cyber Operations and Defense in secure networks solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $2.8 million of Secure Communications solutions, and $0.8 million of Telos ID solutions, offset by an increase in sales of $1.1 million of Cyber Operations and Defense in information assurance deliverables.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue for 2014 decreased by 61.7% to $24.5 million from $63.9 million for 2013, primarily attributable to a decrease in sales of $44.6 million of Cyber Operations and Defense in resold products, offset by increases in sales of $3.3 million of Telos ID solutions and $1.9 million of proprietary software sales in Cyber Operations and Defense information assurance deliverables.

Revenue decreased by 8.3% to $207.4 million for 2013 from $226.1 million for 2012.  Such decrease is primarily attributable to decreased sales from the U.S. Air Force NETCENTS contract.  As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue decreased by 19.1% to $143.5 million for 2013 from $177.3 million for 2012, primarily attributable to decreases in sales of $20.2 million of Cyber Operations and Defense in secure networks solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $10.6 million of Cyber Operations and Defense in information assurance deliverables, and $5.1 million of Secure Communications solutions, offset by an increase in sales of $2.1 million of Telos ID solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue for 2013 increased by 30.9% to $63.9 million from $48.8 million for 2012, primarily attributable to an increase in sales of $26.2 million of Cyber Operations and Defense in resold products, offset by decreases in sales of $8.2 million of Telos ID solutions, $2.8 million of proprietary software sales in Cyber Operations and Defense information assurance deliverables, and $0.1 million of Secure Communications solutions.  The increase in resold product revenue was the result of decisions taken by management to increase all revenue sources in response to the impact of the budget sequestration discussed above. The increase in product revenue is not consistent with the Company's longer term strategy of focusing on solutions and servces and as such is expected to be temporary while mitigating the effects of the budget sequestration.

Index
Cost of sales.  Cost of sales decreased by 39.2% to $102.6 million for 2014 from $168.8 million for 2013 as a result of decreases in revenue.  Cost of sales for services decreased by $27.2 million, and as a percentage of services revenue increased by 3.6%, due to a change in the mix and nature of the programs including an increase in certain Telos-installed solutions in Cyber Operations and Defense in secure networks solutions deliverables under NETCENTS, and recognition of an estimated loss on a contract in 2014.  Cost of sales for product decreased by $39.0 million, and as a percentage of product revenue decreased by 10.3%, primarily due to decreases in product revenue for resold product, offset by an increase in proprietary software revenue.  The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

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

Gross profit.  Gross profit decreased by 35.4% to $25.0 million for 2014 from $38.6 million for 2013.  Gross margin increased 1.0% to 19.6% for 2014 from 18.6% for 2013, due to various changes in the mix of contracts in all business lines, primarily increases in proprietary software sales and information assurance deliverables in the Cyber Operations and Defense business line.

Gross profit decreased by 29.6% to $38.6 million for 2013 from $54.8 million for 2012.  Gross margin decreased 5.6% to 18.6% for 2013 from 24.2% for 2012, due to various changes in the mix of contracts in all business lines, primarily increases in resold products and decreases in solutions deliveries in the Cyber Operations and Defense business line and decreases in proprietary software sales.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses increased 12.6% to $36.6 million for 2014 from $32.5 million for 2013.  Such increase is primarily attributable to increases in bonuses of $1.1 million, labor costs of $2.5 million, outside services of $0.9 million, trade shows of $0.1 milion, and travel costs of $0.1 million, offset by a decrease in legal costs of $1.0 million.

Selling, general, and administrative expenses decreased 12.4% to $32.5 million for 2013 from $37.1 million for 2012.  Such decrease is primarily attributable to decreases in bonuses of $2.0 million, labor costs of $1.7 million, legal fees of $0.6 million, and travel costs of $0.2 million.

Interest expense.  Interest expenses decreased 2.1% to $5.4 million for 2014 from $5.5 million for 2013, primarily due to a decrease in interest on the Facility, offset by an increase in interest on the Ashburn lease.

Interest expenses decreased 17.3% to $5.5 million for 2013 from $6.6 million for 2012, primarily due to a decrease in interest expense due to the early extinguishment of the ITL Note (as defined below) in 2012, and a reduction of interest expense due to the partial redemption of the senior redeemable preferred stock. Components of interest expense are as follows:

	December 31,
	2014	2013	2012
	(amounts in thousands)
Commercial and subordinated note interest incurred	$1,481	$1,557	$1,786
Preferred stock interest accrued	3,889	3,926	4,051
ITL Note accretion	----	----	795
Total	$5,370	$5,483	$6,632

Provision for income taxes.  Income tax benefit was $6.0 million for 2014, compared to income tax provision of $1.7 million for 2013, primarily due to pretax loss of $16.6 million for 2014, compared to pretax income of $0.8 million for 2013.  Provision for income taxes decreased to $1.7 million for 2013 from $7.2 million for 2012, primarily due to a decrease in pretax income.

Index
Liquidity and Capital Resources

As described in more detail below, we maintain a revolving credit facility (the "Facility") with Wells Fargo Capital Finance, Inc. ("Wells Fargo") which was formerly Wells Fargo Foothill, Inc. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity.

Additionally, management evaluated the results of operations for 2014 and the continued impact of the NETCENTS-2 contract delay as well as other government budgetary funding issues (as discussed in 'Results of Operations' above) and determined the need to raise additional working capital.  Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued $5 million in subordinated notes to affiliated entities of John R.C. Porter  ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. Should management determine that additional capital is required, management would likely look to these sources of funding first to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.  With the additional proceeds of the December 2014 Telos ID sale and the Porter Notes, management believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Our working capital was $4.2 million and $17.3 million as of December 31, 2014 and 2013, respectively.

Cash provided by operating activities was $6.2 million for the year ended December 31, 2014, compared to cash provided by operating activities of $4.8 million for the year ended December 31, 2013, and cash provided by operating activities of $16.1 million for 2012. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities. In 2014, net loss was $10.6 million, which included $2.3 million of amortization of intangible assets resulting from the ITL acquisition. In 2013, net loss was $0.8 million, which included $2.3 million of amortization of intangible assets resulting from the ITL acquisition. In 2012, net income was $9.5 million, which included $5.2 million gain from early extinguishment of the ITL note, and $2.3 million of amortization of intangible assets resulting from the ITL acquisition.
Cash used in investing activities for the year ended December 31, 2014, 2013, and 2012 was $0.7 million, $0.5 million, and $0.6 million, respectively, which consisted of the purchases of property and equipment.
Cash used in financing activities for year ended December 31, 2014 was $5.6 million, compared to $4.4 million for 2013, and $15.5 million for 2012.  The financing activities in 2014 consisted primarily of net repayments of $7.2 million from the Facility, repayments of $0.8 million under capital leases, repayments of a $0.7 million of a term loan, distributions of $1.5 million to the Class B Member of Telos ID, proceeds of $1.7 million from the assignment of the purchase option under our 2013 lease on our Ashburn headquarters, and proceeds of $3.0 million from sale of 10% of Telos ID membership interest. The financing activities in 2013 consisted primarily of net proceeds of $1.0 million from the Facility, redemption of $2.0 million of senior preferred stock, repayments of $1.2 million under capital leases, repayments of a $0.4 million of a term loan, and distributions of $1.8 million to the Class B Member of Telos ID.  The financing activities in 2012 consisted primarily of net proceeds of $2.7 million from the Facility, payment of $10.9 million of ITL notes, redemption of $4.0 million of senior preferred stock, repayments of $0.9 million under capital leases, repayments of a $0.4 million of a term loan, and distributions of $2.0 million to the Class B Member of Telos ID.

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

On December 24, 2014, the Facility was amended to provide for Wells Fargo's consent to the sale of 10% of our membership interests in Telos ID to certain private equity investors and to specify the amount of the transaction proceeds that were to be applied to the term loan component of the Facility. The amendment specifies that $1 million of the proceeds from the sale of the membership interests will be applied to the term loan component of the Facility, with the remaining balance of the proceeds being applied to the revolving component of the Facility.  As of December 31, 2014, the $1 million application to the term loan had not occurred and accordingly this amount is classified as a current liability, which, when added to the regular quarterly amortization of the term loan, results in a total short term liability of $2 million related to the Facility. Additional information regarding the sale transaction is disclosed in Note 2 – Non-controlling Interests.

On February 27, 2015 the Facility was amended to change the February 28, 2015 dates specified in the November 2014 amendment to March 23, 2015. On March 19, 2015, the Facility was amended ("the Eleventh Amendment") to change the March 23, 2015 dates specified in the February 2015 amendment to March 31, 2015.

On March 31, 2015 the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amends the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the lending agreement more appropriately reflect the Company's current and near-term projected utilization of the Facility. The Twelfth Amendment also amends the terms of the Facility with respect to the repayment of the term loan component. Since March 2014, the principal of the term loan component has been repaid in quarterly installments of $250,000.  The amended Facility requires quarterly installment payments of $350,000 beginning April 1, 2015, with a final installment of unpaid principal amount payable on April 1, 2016, the maturity date of the amended Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment also establishes a minimum excess availability requirement under the revolving component of $1.25 million and allows for the payment of interest under the Porter Note, subject to a separate subordination agreement.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of December 31, 2014, we had not elected the LIBOR Rate option. The Twelfth Amendment also amended the interest rate on the components of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing is effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 5%. Upon receipt by Wells Fargo of our second quarter 2015 financials, pricing will be redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, the second tier interest rate pricing would be effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of December 31, 2014, the interest rate on the Facility was 4.25%.   We incurred interest expense in the amount of $0.7 million, $0.6 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, on the Facility.

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

Index
On December 18, 2012, we prepaid and satisfied in full our obligations under a subordinated promissory note with IT Logistics, Inc. ("ITL") with a principal amount of $15 million (the "ITL Note").  As a condition to the prepayment of the ITL Note, ITL accepted payment in the amount of $7.6 million, which is the sum of $7.5 million in principal plus $0.1 million in accrued interest. This amount represents a discount of 50% off of the principal amount of the ITL Note. No penalties were due to ITL in connection with the prepayment of the Note.  As a result of this transaction, a gain in the amount of $5.2 million was recorded in other income on the consolidated statements of operations.   On or about December 17, 2012, ITL and Telos signed an agreement in which ITL agreed to accept the prepayment and discount in full satisfaction of the ITL Note.  Wells Fargo consented to the payment of approximately $7.6 million on December 17, 2012.

On June 11, 2013, the Facility was further amended to allow for the further redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The financial covenants also include minimum EBITDA, minimum recurring revenue and a limit on capital expenditures. In conjunction with the March 2014 amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants.  In conjunction with the March 2015 amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility. The March 2015 amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. Prior to the March 2014 amendment, the term loan component of the Facility amortized at 5% per year, which is paid in quarterly installments and is classified as current on the consolidated balance sheets.  Since July 1, 2014, the quarterly installment repayments had been $250,000, but the Twelfth Amendment increased the quarterly installment payment to $350,000, effective with the April 1, 2015 installment.  The remaining balance of the term loan, or $5.5 million, and the revolving component of the Facility mature over the period 2015 through April 1, 2016.

At December 31, 2014, we had outstanding borrowings of $10.9 million on the Facility, which included the $5.5 million term loan, of which $2.3 million was short-term. At December 31, 2013, the outstanding borrowings on the Facility were $19.8 million, which included the $6.2 million term loan, of which $0.7 million was short-term. At December 31, 2014 and 2013, we had unused borrowing availability on the Facility of $4.9 million and $9.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.6% and 5.3% for the years ended December 31, 2014 and 2013, respectively.

Index
Redeemable Preferred Stock
We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provide for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock has been fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $122.1 million and $118.2 million at December 31, 2014 and 2013, respectively.  We recorded dividends of $3.9 million each for the years ended December 31, 2014 and 2013, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2014, instruments held by Toxford Corporation ( "Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2017.

On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of December 31, 2014, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of December 31, 2014, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

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

At December 31, 2014 and 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2014.
    At December 31, 2014 and 2013, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.5 million and $1.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $67,000, $103,000, and $228,000 for the years ended December 31, 2014, 2013, and 2012, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Index
Public Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2014 and 2013, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.
   Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2014 and 2013.
  We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on April 1, 2016.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2014.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of  "Current Liabilities."

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

Index
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $88.2 million and $84.4 million as of December 31, 2014 and 2013, respectively.   We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2014, 2013, and 2012, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $120.1 million and $116.3 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2014 and 2013, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index
Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2014 (in thousands):

		Payments due by Period
	Total	2015	2016 - 2018	2019 - 2021	2022 and later

Capital lease obligations (1)	$30,942	$1,838	$5,701	$6,137	$17,266
Senior revolving credit facility (2)	10,890	2,300	8,590	----	----
Operating lease obligations	3,147	622	994	876	655
	$44,979	$4,760	$15,285	$7,013	$17,921

Senior preferred stock (3)	$1,958
Public preferred stock (4)	120,097
	$122,055
Total	$167,034
(1) Includes interest expense:	$9,436	$1,066	$2,943	$2,461	$2,966
(2)   Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments.   Interest expense for 2014 was $0.7 million.
(3)   In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2014, and includes accrual of accumulated dividends of $1.5 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $67,000.
(4)   In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2014, and includes accrual of accumulated dividends and accretion of $113.7 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.7 million, $0.6 million, and $0.6 million for 2014, 2013, and 2012, respectively.  We presently anticipate capital expenditures of approximately $1.8 million in 2015; however, there can be no assurance that this level of capital expenditures will occur.  We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2015.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of December 31, 2014, interest on the Facility is charged at 4.25%.  The effective average interest rates on the outstanding borrowings under the Facility in 2014 and 2013 were 5.6% and 5.3%, respectively.  The Facility had an outstanding balance of $10.9 million at December 31, 2014.

Index
Item 8. Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	27

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	28

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012	29

Consolidated Balance Sheets as of December 31, 2014 and 2013	30 - 31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012	32 - 33

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2014, 2013, and 2012	34

Notes to Consolidated Financial Statements	35 – 58

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telos Corporation
Ashburn, Virginia

We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive (loss) income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Bethesda, Maryland

March 31, 2015

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Revenue (Note 5)
Services	$103,071	$143,489	$177,266
Products	24,491	63,905	48,830
	127,562	207,394	226,096
Costs and expenses
Cost of sales – Services	82,481	109,676	131,906
Cost of sales – Products	20,128	59,118	39,384
	102,609	168,794	171,290
Selling, general and administrative expenses	36,597	32,489	37,106

Operating (loss) income	(11,644)	6,111	17,700
Other income (expenses)
Gain on early extinguishment of debt (Note 6)	--	--	5,187,000
Non-operating income	414	239	470
Interest expense	(5,370)	(5,483)	(6,632)
(Loss) income before income taxes	(16,600)	867	16,725
Benefit (provision) for income taxes (Note 9)	5,988	(1,678)	(7,230)

Net (loss) income	(10,612)	(811)	9,495

Less: Net income attributable to non-controlling interest (Note 2)	(1,676)	(1,807)	(2,060)
Net (loss) income attributable to Telos Corporation	$(12,288)	$(2,618)	$7,435

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(10,612)	$(811)	$9,495
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3)	(24)	(19)
Actuarial gain on pension liability adjustments, net of tax	--	-	56
Total other comprehensive (loss) income, net of tax	(3)	(24)	37
Comprehensive income attributable to non-controlling interest	(1,676)	(1,807)	(2,060)
Comprehensive (loss) income attributable to Telos Corporation	$(12,291)	$(2,642)	$7,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2014	2013
Current assets (Note 6)
Cash and cash equivalents	$32	$94
Accounts receivable, net of reserve of $372 and $321, respectively (Note 5)	22,522	45,632
Inventories, net of obsolescence reserve of $1,366 and $417, respectively	3,345	4,885
Deferred income taxes (Note 9)	1,004	-
Deferred program expenses	1,391	576
Other current assets	6,144	1,271
Total current assets	34,438	52,458
Property and equipment (Note 6)
Furniture and equipment	11,623	11,008
Leasehold improvements	2,431	2,756
Property and equipment under capital leases	30,849	25,170
	44,903	38,934
Accumulated depreciation and amortization	(25,990)	(24,316)
	18,913	14,618
Deferred income taxes - long-term (Note 9)	1	-
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	3,386	5,643
Other assets (Note 6)	1,257	974
Total assets	$73,820	$88,609

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2014	2013
Current liabilities
Accounts payable and other accrued payables (Note 6)	$17,816	$23,290
Accrued compensation and benefits	4,203	5,941
Deferred revenue	3,344	2,768
Deferred income taxes (Note 9)	-	25,000
Senior credit facility – short-term (Note 6)	2,300	688
Capital lease obligations – short-term (Note 10)	772	657
Other current liabilities	1,774	1,782
Total current liabilities	30,209	35,151
Senior revolving credit facility (Note 6)	8,590	19,141
Capital lease obligations (Note 10)	20,735	14,901
Deferred income taxes (Note 9)	-	169,000
Senior redeemable preferred stock (Note 7)	1,958	1,891
Public preferred stock (Note 7)	120,097	116,274
Other liabilities	717	490
Total liabilities	182,306	188,017
Commitments, contingencies and subsequent events (Notes 10 and 13)

Stockholders' deficit (Note 8)
Telos stockholders' deficit
Class A common stock, no par value, 50,000,000 shares authorized, 40,238,461 and 40,218,461 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	3,229	146
Accumulated other comprehensive income	45	48
Accumulated deficit	(112,422)	(100,134)
Total Telos stockholders' deficit	(109,070)	(99,862)
Non-controlling interest in subsidiary (Note 2)	584	454
Total stockholders' deficit	(108,486)	(99,408)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$73,820	$88,609

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(10,612)	$(811)	$9,495
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on early extinguishment of debt	--	--	(5,187)
Gain on redemption of senior preferred stock	--	(222)	(444)
Stock-based compensation	12	43	--
Dividends of preferred stock as interest expense	3,890	3,926	4,050
Accretion of notes payable	--	--	655
Depreciation and amortization	4,251	3,817	3,812
Provision for inventory obsolescence	1,359	1	111
Provision (benefit) for doubtful accounts receivable	51	2	(53)
Amortization of debt issuance costs	36	71	71
Deferred income tax (benefit) provision	(4,035)	195	2,039
Loss on disposal of fixed asssets	56	--	--
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	23,059	(11,755)	3,120
Decrease in inventories	181	5,391	4,323
(Increase) decrease in deferred program expenses	(815)	4,705	(2,645)
(Increase) decrease in other current assets and other assets	(3,192)	259	589
(Decrease) increase in accounts payable and other accrued payables	(6,490)	390	(71)
(Decrease) increase in accrued compensation and benefits	(1,738)	976	(3,126)
Increase (decrease) in deferred revenue	576	(3,327)	1,708
(Decrease) increase in other current liabilities and other liabilities	(405)	1,149	(2,397)
Cash provided by operating activities	6,184	4,810	16,050
Investing activities:
Purchases of property and equipment	(665)	(539)	(591)
Cash provided by (used in) investing activities	(665)	(539)	(591)
Financing activities:
Proceeds from senior credit facility	163,112	244,746	260,717
Repayments of senior credit facility	(171,363)	(243,476)	(259,284)
Repayments of term loan	(688)	(375)	(375)
Increase (decrease) in book overdrafts	1,016	(238)	1,262
Repayments of notes payable	--	--	(10,860)
Proceeds from assignment of purchase option under lease	1,669	--	--
Payments under capital lease obligations	(779)	(1,242)	(937)
Redemptions of senior preferred stock	--	(2,000)	(4,000)
Proceeds from sale of Telos ID 10% membership interest	3,000	0	-
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,548)	(1,821)	(1,973)
Cash used in financing activities	(5,581)	(4,406)	(15,450)
(Decrease) increase in cash and cash equivalents	(62)	(135)	9
Cash and cash equivalents, beginning of the year	94	229	220
Cash and cash equivalents, end of year	$32	$94	$229

Index

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,497	$1,533	$1,807
Income taxes	$879	$849	$5,903

Noncash:Interest on redeemable preferred stock	$3,890	$3,926	$4,050
Financing of capital leases	$5,680	$11,712	$99
Receivable from sale of Telos ID 10% membership interest	$2,000	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	AdditionalPaid –in Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
Balance December 31, 2011	$65	$13	$103	$35	$(104,951)	$381	$(104,354)
Net income for the year	--	--	--	--	7,435	2,060	9,495
Foreign currency translation loss	--	--	--	(19)	--	--	(19)
Pension liability adjustments	--	--	--	56	--	--	56
Distributions	--	--	--	--	--	(1,973)	(1,973)
Balance December 31, 2012	$65	$13	$103	$72	$(97,516)	$468	$(96,795)
Net income for the year	--	--	--	--	(2,618)	1,807	(811)
Foreign currency translation loss	--	--	--	(24)	--	--	(24)
Stock-based compensation	--	--	43	-	--	--	43
Distributions	--	--	--	--	--	(1,821)	(1,821)
Balance December 31, 2013	$65	$13	$146	$48	$(100,134)	$454	$(99,408)
Net (loss) income for the year	--	--	--	--	(12,288)	1,676	(10,612)
Sale of Telos ID membership interest	0	0	3,071	$0	$0	$2	$3,073
Foreign currency translation loss	--	--	--	(3)	--	--	(3)
Stock-based compensation	--	--	12	--	--	--	12
Distributions	--	--	--	--	--	(1,548)	(1,548)
Balance December 31, 2014	$65	$13	$3,229	$45	$(112,422)	$584	$(108,486)

The accompanying notes are an integral part of these consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization
Telos Corporation, together with its subsidiaries, (the "Company" or "Telos" or "We") is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation and, prior to its dissolution in December 2012, Telos Delaware, Inc.  We also have a 50% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID") and a 100% ownership interest in Teloworks, Inc. ("Teloworks").

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

Use of Estimates
The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, goodwill and intangible assets, income taxes, contingencies and litigation, and assumptions used in evaluating potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock. Actual results could differ from those estimates.

Revenue Recognition
Revenues are recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 605-10-S99. We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, "Revenue Arrangements with Multiple Deliverables," which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices. This determination is made first by employing vendor-specific objective evidence ("VSOE"), to the extent it exists, then third-party evidence ("TPE") of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical. Therefore we do not utilize TPE. If VSOE and TPE are not determinable, we use our best estimate of selling price ("ESP") as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

We recognize revenues for software arrangements upon persuasive evidence of an arrangement, delivery of the software, and determination that collection of a fixed or determinable license fee is probable. Revenues for software licenses sold on a subscription basis are recognized ratably over the related license period. For arrangements where the sale of software licenses are bundled with other products, including software products, upgrades and enhancements, post-contract customer support ("PCS"), and installation, the relative fair value of each element is determined based on VSOE. VSOE is defined by ASC 985-605, "Software Revenue Recognition," and is limited to the price charged when the element is sold separately or, if the element is not yet sold separately, the price set by management having the relevant authority. When VSOE exists for undelivered elements, the remaining consideration is allocated to delivered elements using the residual method. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which (1) such VSOE does exist or (2) all elements of the arrangement are delivered. PCS revenues, upon being unbundled from a software license fee, are recognized ratably over the PCS period. Software arrangements requiring significant production, modification, or customization of the software are accounted for in accordance with ASC 605-35 "Construction-Type and Production-Type Contracts".

Index
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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense – In the first quarter of 2012, our Secure Networks and Information Assurance solutions areas were merged to create our Cyber Operations and Defense business line.

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

Accounts Receivable
Accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts. Collectability of accounts receivable is regularly reviewed based upon managements' knowledge of the specific circumstances related to overdue balances. The allowance for doubtful accounts is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $4.7 million and $5.3 million at December 31, 2014 and 2013, respectively.  As of December 31, 2014, it is management's judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2014	$417	$1,359	$(410)	$1,366
Year Ended December 31, 2013	$416	$1	$--	$417
Year Ended December 31, 2012	$315	$111	$(10)	$416

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2014, 2013, and 2012, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with ASC 350, "Intangibles- Goodwill and Other." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. We expensed all such software development costs in 2014, 2013, and 2012, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $2.0 million, $1.6 million, and $1.6 million for the years ended December 31, 2014, 2013, and 2012.

Index
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

We follow the provisions of ASC 74-10 related to accounting for uncertainty in income taxes. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next 12 months.

Goodwill and intangible assets
We evaluate the impairment of goodwill and intangible assets in accordance with ASC 350, "Intangibles - Goodwill and Other," which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operation and Defense, Secure Communications, and Telos ID, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2014. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

Intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2014, no impairment charges were taken.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees.  In March 2012, we granted 10,000 shares of restricted stock (Class A common) to an employee.  In March 2013, we granted an additional 4,312,000 shares of restricted stock to our executive officers and employees.  There were no grants issued in 2014.  As of December 31, 2014, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Index
Research and Development
For all years presented, we charge all research and development costs to expense as incurred. For research and development costs for software to be sold, leased or otherwise marketed, such costs are capitalized once technological feasibility is reached. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant. During 2014, 2013, and 2012, we incurred salary costs for research and development of approximately $2.2 million, $1.7 million, and $1.2 million, respectively, which are recorded as selling, general and administrative expense in the consolidated statements of operations.

Earnings (Loss) per Share
As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. Our accumulated other comprehensive income was comprised of a loss from foreign currency translation of $64,000 and $61,000 as of December 31, 2014 and 2013, respectively; and actuarial gain on pension liability adjustments in Teloworks of $109,000 as of December 31, 2014 and 2013.

Financial Instruments
We use various methods and assumptions to estimate the fair value of our financial instruments. Due to their short-term nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The fair value of long-term debt is based on the discounted cash flows for similar term borrowings based on market prices for the same or similar issues. See Note 4 – Fair Value Measurements for fair value disclosures of the senior redeemable preferred stock.

Fair value estimates are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes," which provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, with one exception.  That exception states that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017.  Early adoption is not permitted.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial position, results of operations and cash flows.

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  The new standard addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The new standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted.   We are currently assessing the impact the adoption of ASU 2014-15 will have on our consolidated financial position, results of operations and cash flows.

Index
Note 2.  Non-controlling Interests

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center ("DMDC") to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors ("Investors") owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration.   In accordance with ASC 505-10, "Equity-Overall," we recognized a gain of $5.8 million.   As a result, we owned 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method.

On December 24, 2014 (the "Closing Date"), we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company and Investors, pursuant to which the Investors acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $5 million (the "Transaction"). In connection with the Transaction, the Company and the Investors entered into the Second Amended and Restated Operating Agreement (the "Operating Agreement") governing the business, allocation of profits and losses and management of Telos ID on the Closing Date. Under the Operating Agreement, Telos ID is managed by a board of directors comprised of five (5) members (the "Telos ID Board"). The Operating Agreement provides for two classes of membership units, Class A (the Company) and Class B (the Investors). The Class A member (the Company) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint three (3) members of the Telos ID Board. The Class B member (the Investors) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint two (2) members of the Telos ID Board. Notwithstanding the foregoing, the allocations of profits and losses and distributions (including any distributions that relate to the year ending December 31, 2014, that are paid in a subsequent year) from the Closing Date through and including December 31, 2014, will continue to be governed by the operating agreement of Telos ID in effect prior to the Closing Date and allocated based on the percentages of ownership prior to the Closing Date.

As of December 31, 2014, we had received $3 million of the $5 million of consideration for the sale.  The remaining $2 million was recorded as a receivable and received in January 2015.  Despite the post-Transaction ownership of Telos ID being evenly split at 50% by each member, Telos maintains control of the subsidiary through its holding of three of the five Telos ID board of director seats.

Under the Operating Agreement, the Class A and Class B members each have certain options with regard to the ownership interests held by the other party including the following:

•
Upon the occurrence of a change in control of the Class A member (as defined in the Operating Agreement, a "Change in Control"), the Class A member has the option to purchase the entire membership interest of the Class B member.

•
Upon the occurrence of the following events: (i) the involuntary termination of John B. Wood as CEO and chairman of the Class A member; (ii) the bankruptcy of the Class A member; or (iii) unless the Class A member exercises its option to acquire the entire membership interest of the Class B member upon a Change in Control of the Class A member, the transfer or issuance of more than fifty-one percent (51%) of the outstanding voting securities of the Class A member to a third party, the Class B member has the option to purchase the membership interest of the Class A member; provided, however, that in the event that the Class B member exercises the foregoing option, the Class A Member may then choose to purchase the entire interest of the Class B member.

•
In the event that more than fifty percent (50%) of the ownership interests in the Class B member are transferred to persons or individuals (other than members of the immediate family of the initial owners of the Class B member) without the consent of Telos ID, the Class A member has the option to purchase the entire membership interest of the Class B member.

•
The Class B member has the option to sell its interest to the Class A member at any time if there is not a letter of intent to sell Telos ID, a binding contract to sell all of the assets or membership interests in Telos ID, or a standstill for due diligence with respect to a sale of Telos ID. Notwithstanding the foregoing, the Class A member will not be obligated to purchase the interest of the Class B member if that purchase would constitute a violation of the Loan Agreement (as defined below) or if a Default or Event of Default (as each is defined in the Loan Agreement) would occur immediately after giving effect to that purchase and the Agent (as defined below) refuses to consent to that purchase or to waive such violation, Default, or Event of Default.

If either the Class A member or the Class B member elects to sells its interest or buy the other member's interest upon the occurrence of any of the foregoing events, the purchase price for the interest will be based on an appraisal of Telos ID prepared by a nationally recognized investment banker. If the Class A member fails to satisfy its obligation, subject to the restrictions in the Purchase Agreement, to purchase the interest of the Class B member under the Operating Agreement, the Class B member may require Telos ID to initiate a sales process for the purpose of seeking an offer from a third party to purchase Telos ID that maximizes the value of Telos ID. The Telos ID Board must accept any offer from a bona fide third party to purchase Telos ID if that offer is approved by the Class B member, unless the purchase of Telos ID would violate the terms of the Loan Agreement or result in the occurrence of a Default or Event of Default and the Agent does not consent to that purchase or waive the violation, Default, or Event of Default.  The sale process is the sole remedy available to the Class B member if the Class A member does not purchase its membership interest.  Under such a forced sale scenario, a sales process would result in both members receiving their proportionate membership interest shares of the sales proceeds and both members would always be entitled to receive the same form of consideration.

Index
In connection with the Transaction, the Company and Wells Fargo Capital Finance, LLC ("Agent"), as agent for certain lenders (the "Lenders") and as a Lender under the Second Amended and Restated Loan and Security Agreement ("Loan Agreement"), entered into the Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement (the "Consent") on the Closing Date. Under the Consent, the Agent and the Lenders consented to the consummation of the Transaction and the release of the lien in favor of the Agent on the transferred membership interest; provided that $1 million of the proceeds of the Transaction be applied to the term loan under the Loan Agreement. The parties further agreed to certain amendments to the Loan Agreement.

Prior to the Transaction, the Class A membership unit owns 60% of Telos ID, and as such is allocated 60% of the profits, which was $2.5 million, $2.7 million and $3.1 million for 2014, 2013, and 2012, respectively, and is entitled to appoint three members of the Board of Directors.  The Class B membership unit owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $1.7 million, $1.8 million and $2.1 million for 2014, 2013, and 2012, respectively, and is entitled to appoint two members of the Board of Directors.  The Class B membership unit is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. During the year ended December 31, 2014, 2013, and 2012, the Class B membership unit received a total of $1.5 million, $1.8 million and $2.0 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2014, 2013, and 2012 (in thousands):
	2014	2013	2012
Non-controlling interest, beginning of period	454	$468	$381
Net income	1,676	1,807	2,060
Distributions	(1,548)	(1,821)	(1,973)
Purchase of 10% membership interest	2	-	-
Non-controlling interest, end of period	$584	$454	$468

Note 3. Goodwill and Intangible Assets

The goodwill balance was $14.9 million as of December 31, 2014 and 2013.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment.  As of December 31, 2014, no impairment charges were taken.

Intangible assets consist primarily of customer relationship enhancements. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period. Amortization expense for 2014, 2013 and 2012 was $2.3 million.  Amortization expense will be $2.3 million annually, through June 30, 2016.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2014, no impairment charges were taken.
Intangible assets consist of the following:
	December 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible assets	$11,286	$7,900	$11,286	$5,643
	$11,286	$7,900	$11,286	$5,643

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

As of December 31, 2014 and 2013, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

On May 16, 2012, 26.7% of the Senior Redeemable Preferred Stock (the "Senior Redeemable Preferred Stock") was redeemed for $2.0 million, on August 24, 2012, 36.0% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million, and on June 14, 2013, 54.5% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 7 – Redeemable Preferred Stock).  As of December 31, 2014 and 2013, the carrying value of the Senior Redeemable Preferred Stock was $2.0 million and $1.9 million, respectively.  Since there have been no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2014.

As of December 31, 2014 and 2013, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $120.1 million and $116.3 million, respectively, and the estimated fair market value was $43.0 million and $48.9 million, respectively, based on quoted market prices.

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 96.1%, 98.3%, and 99.1% of consolidated revenue in 2014, 2013, and 2012, respectively.  As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 94.3% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable.  We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2014	2013
Billed accounts receivable	$15,447	$29,492
Unbilled receivables	7,447	16,461
Allowance for doubtful accounts	(372)	(321)
	$22,522	$45,632

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Recoveries (2)	Balance End of Year

Year Ended December 31, 2014	$321	$51	$--	$372
Year Ended December 31, 2013	$319	$2	$--	$321
Year Ended December 31, 2012	$375	$(53)	$(3)	$319

(1)   Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)   Accounts receivable written-off and subsequent recoveries, net

Index
Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2014		2013		2012
			(dollar amounts in thousands)

Federal	$122,549	96.1%	$203,917	98.3%	$224,010	99.1%
Commercial	5,013	3.9%	3,477	1.7%	2,086	0.9%

Total	$127,562	100.0%	$207,394	100.0%	$226,096	100.0%

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of December 31, 2014 and 2013, the accounts payable and other accrued payables consisted of $13.6 million and $17.3 million, respectively, in trade account payables and $4.2 million and $6.0 million, respectively, in accrued payables.

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

On December 24, 2014, the Facility was amended to provide for Wells Fargo's consent to the sale of 10% of our membership interests in Telos ID to certain private equity investors and to specify the amount of the transaction proceeds that were to be applied to the term loan component of the Facility. The amendment specifies that $1 million of the proceeds from the sale of the membership interests will be applied to the term loan component of the Facility, with the remaining balance of the proceeds being applied to the revolving component of the Facility.  As of December 31, 2014, the $1 million application to the term loan had not occurred and accordingly this amount is classified as a current liability, which, when added to the regular quarterly amortization of the term loan, results in a total short term liability of $2 million related to the Facility. Additional information regarding the sale transaction is disclosed in Note 2 – Non-controlling Interests.

On February 27, 2015 the Facility was amended to change the February 28, 2015 dates specified in the November 2014 amendment to March 23, 2015. On March 19, 2015, the Facility was amended ("the Eleventh Amendment") to change the March 23, 2015 dates specified in the February 2015 amendment to March 31, 2015.

On March 31, 2015 the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amends the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflect the Company's current and near-term projected utilization of the Facility. The Twelfth Amendment also amends the terms of the Facility with respect to the repayment of the term loan component. Since March 2014, the principal of the term loan component has been repaid in quarterly installments of $250,000.  The amended Facility requires quarterly installment payments of $350,000 beginning April 1, 2015, with a final installment of unpaid principal amount payable on April 1, 2016, the maturity date of the amended Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. Also in March 2015, we issued $5 million in subordinated notes to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. The Twelfth Amendment also establishes a minimum excess availability requirement under the revolving component of $1.25 million and allows for the payment of interest under the Porter Notes, subject to separate subordination agreements.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

Index
Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%. As of December 31, 2014, we had not elected the LIBOR Rate option. The Twelfth Amendment also amended the interest rate on the coponents of the Facility.  The Twelfth Amendment also amended the interest rate on the coponents of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing is effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 5%.  Upon receipt by Wells Fargo of our second quarter 2015 financials, pricing will be redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, the second tier interest rate pricing would be effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of December 31, 2014, the interest rate on the Facility was 4.25%. We incurred interest expense in the amount of $0.7 million, $0.6 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, on the Facility.

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

On December 18, 2012, we prepaid and satisfied in full our obligations under a subordinated promissory note with IT Logistics, Inc. ("ITL") with a principal amount of $15 million (the "ITL Note").  As a condition to the prepayment of the Note, ITL accepted payment in the amount of $7.6 million, which is the sum of $7.5 million in principal plus $0.1 million in accrued interest. This amount represents a discount of 50% off of the principal amount of the ITL Note. No penalties were due to ITL in connection with the prepayment of the ITL Note.  As a result of this transaction, a gain in the amount of $5.2 million was recorded in other income on the consolidated statements of operations.   On or about December 17, 2012, ITL and Telos signed an agreement in which ITL agreed to accept the prepayment and discount in full satisfaction of the ITL Note.  Wells Fargo consented to the payment of approximately $7.6 million on December 17, 2012.

On June 11, 2013, the Facility was further amended to allow for the further redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The financial covenants also include minimum EBITDA, minimum recurring revenue and a limit on capital expenditures. In conjunction with the March 2014 amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants. In conjunction with the March 2015 amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility. The March 2015 amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. Prior to the March 2014 amendment, the term loan component of the Facility amortized at 5% per year, which is paid in quarterly installments and is classified as current on the consolidated balance sheets. Since July 1, 2014, the quarterly installment repayments had been $250,000, but the Twelfth Amendment increased the quarterly installment payment to $350,000, effective with the April 1, 2015 installment. The remaining balance of the term loan, or $5.5 million, and the revolving component of the Facility mature over the period 2014 through April 1, 2016.

At December 31, 2014, we had outstanding borrowings of $10.9 million on the Facility, which included the $5.5 million term loan, of which $2.3 million was short-term.   At December 31, 2013, the outstanding borrowings on the Facility were $19.8 million, which included the $6.2 million term loan, of which $0.7 million was short-term.  At December 31, 2014 and 2013, we had unused borrowing availability on the Facility of $4.9 million and $9.2 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 5.3% and 5.6% for the years ended December 31, 2014 and 2013, respectively.

Index
The following are maturities of the Facility presented by year (in thousands):
	2015	2016	Total
Short-term:
Term loan	$2,300	$--	$2,000	[1]
Long-term:
Term loan	$--	$3,200	$3,200	[1]
Revolving credit	--	5,390	5,390	[2]
Subtotal	$--	$8,590	$8,590
Total	$2,300	$8,590	$10,890

[1]	$1 million of the principal will be repaid in 2015 upon application of proceeds from the sale of Telos ID membership interests. The principal will be repaid in quarterly installments of $250,000, with a final installment of the unpaid principal amount payable on April 1, 2016.
[2]	Balance due represents balance as of December 31, 2014, with fluctuating balances based on working capital requirements of the Company.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2014, instruments held by Toxford Corporation ( "Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2017.

On or about March 15, 2011, Mr. John Porter acquired a total of 75 shares and 105 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, from other holders of the Senior Redeemable Preferred Stock.  As of December 31, 2014, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of December 31, 2014, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford. Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

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

At December 31, 2014 and 2013, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.    Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2014.

At December 31, 2014 and 2013, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.5 million and $1.4 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $67,000, $103,000 and $228,000 for the years ended December 31, 2014, 2013, and 2012, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Index
12% Cumulative Exchangeable Redeemable Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2014 and 2013, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2014 and 2013.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on April 1, 2016. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2014. This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

Index
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $88.2 million and $84.4 million as of December 31, 2014 and 2013, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2014, 2013, and 2012, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $120.1 million and $116.3 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2014 and 2013, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

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

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In March 2012, we granted 10,000 shares of restricted stock (Class A common) to an employee.  In March 2013, we granted an additional 4,312,000 shares of restricted stock to our executive officers and employees.  There were no grants issued in 2014.  As of December 31, 2014, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Stock Options
We had granted stock options to certain of our employees under five plans.  The Long-Term Incentive Compensation Plan was adopted in 1990 ("1990 Stock Option Plan") and had option grants under it through 2000. In 1993, stock option plan agreements were reached with certain employees ("1993 Stock Option Plan"). In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan ("1996 Stock Option Plan").

In 2000, the Board of Directors approved two stock option plans, one for Telos Delaware, Inc. ("Telos Delaware Stock Incentive Plan") and one for Xacta Corporation ("Xacta Stock Incentive Plan"), both wholly owned subsidiaries of the Company.  All stock options issued under these plans expired as of December 31, 2012.

As determined by the members of the Compensation Committee, we generally grant options under our respective plans at the estimated fair value at the date of grant, based upon all information available to it at the time.

1996 Stock Option Plan
The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant.  Vesting of the stock options for key employees was based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control.  The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan.  The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled.  There were 0 and 20,000 options outstanding at December 31, 2014 and 2013.  A total of 20,000 options were exercised in 2014.  A total of 2,463,500 options were exchanged for restricted stock in June 2008.

Telos Delaware Stock Incentive Plan
During the third quarter of 2000, our Board of Directors approved a new stock option plan for Telos Delaware, Inc., a wholly owned subsidiary of the Company.  Certain of our key executives and employees were eligible to receive stock options under the plan.  Under the plan, we may award up to 3,500,000 shares of common stock as either incentive or non-qualified stock options. An incentive option must have an exercise price of not lower than fair value on the date of grant.  A non-qualified option would not have an exercise price any lower than 85% of the fair value on the date of grant.  All options had a term of ten years and vested no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  There were no options outstanding at December 31, 2014 and 2013.  A total of 0, 0, and 6,564 options expired during 2014, 2013, and 2012, respectively; and 983,379 options were exchanged for restricted stock in June 2008. Telos Delaware, Inc. was dissolved in December 2012.

Xacta Stock Incentive Plan
In the third quarter of 2000, Xacta Corporation, a wholly owned subsidiary of the Company, initiated a stock option plan under which up to 3,500,000 shares of Xacta common stock may be awarded to key employees and associates.  The options may be awarded as incentive or non-qualified, had a term of ten years, and vested no less rapidly than the rate of 20% per year for each of the first five years unless changed by the Compensation Committee of the Board of Directors.  The exercise price may not be less than the estimated fair value on the date of grant for an incentive option, or less than 85% of the estimated fair value on the date of grant for a non-qualified stock option.  There were no options outstanding at December 31, 2014 and 2013.  A total of 0, 0, and 3,750 options expired during 2014, 2013, and 2012, respectively; and 2,498,564 options were exchanged for restricted stock in June 2008.

Index
A summary of the status of our stock options for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Number of Shares (000's)	Weighted Average Exercise Price
2014 Stock Option Activity
Outstanding at beginning of year	20	$0.62
Granted	--	--
Exercised	(20)	0.62
Canceled	--	--
Outstanding at end of year	--	--
Exercisable at end of year	--	--
2013 Stock Option Activity
Outstanding at beginning of year	20	$0.62
Granted	--	--
Exercised	--	--
Canceled	-	-
Outstanding at end of year	20	$0.62
Exercisable at end of year	20	$0.62
2012 Stock Option Activity
Outstanding at beginning of year	30	$1.33
Granted	--	--
Exercised	--	--
Canceled	(10)	2.72
Outstanding at end of year	20	$0.62
Exercisable at end of year	20	$0.62

There were no options outstanding and exercisable at December 31, 2014.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate.  The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan's trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock.  We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary.  Participant contributions vest immediately, and Company contributions vest at the rate of 20% for each year, with full vesting occurring after completion of five years of service.  Our total contributions to this Plan for 2014, 2013, and 2012 were $624,000, $598,000, and $649,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan under which substantially all full-time employees are eligible to participate.   Telos ID matches one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary. The total 2014, 2013, and 2012 Telos ID contributions to this plan were $83,000, $83,000, and $77,000, respectively.

Index
Note 9.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current (benefit) provision
Federal	$(1,759)	$1,219	$4,362
State	(194)	264	829
Total current	(1,953)	1,483	5,191

Deferred (benefit) provision
Federal	(3,820)	133	1,881
State	(215)	62	158
Total deferred	(4,035)	195	2,039
Total (benefit) provision	$(5,988)	$1,678	$7,230

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Computed expected income tax provision	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	(17.3)	3.6
Change in valuation allowance for deferred tax assets	0.1	(0.3)	(1.3)
Cumulative deferred adjustments	(0.3)	(16.9)	0.0
Provision to return adjustments	1.1	(11.5)	0.0
Other permanent differences	(0.5)	(15.4)	(0.1)
Dividend and accretion on preferred stock	(7.5)	(146.0)	10.7
FIN 48 liability	(0.6)	(5.9)	0.6
R&D credit	3.0	0.0	0.0
Other	0.0	0.0	0.8
	32.8%	(178.3)%	49.3%

Index
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$137	$124
Allowance for inventory obsolescence and amortization	694	356
Accrued liabilities not currently deductible	2,196	2,071
Accrued compensation	535	527
Amortization and depreciation	3,862	2,442
Telos ID basis difference	-	150
Net operating loss carryforwards - state	180	213
Total gross deferred tax assets	7,604	5,883
Less valuation allowance	(1,868)	(1,901)
Total deferred tax assets, net of valuation allowance	5,736	3,982
Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(756)	(1,413)
Goodwill basis adjustment and amortization	(3,021)	(2,763)
Telod ID basis difference	(45,000)	--

Total deferred tax liabilities	(3,822)	(4,176)

Net deferred tax assets	$1,914	$(194)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2014	$1,901	$--	$(33)	$1,868
December 31, 2013	$2,084	$--	$(183)	$1,901
December 31, 2012	$2,281	$--	$(197)	$2,084

At December 31, 2014, for federal income tax purposes there was approximately $4.0 million net operating loss generated, which will be carried back to 2012 for refund of taxes paid.

We adopted the provisions of ASC 740 as of January 1, 2007 and determined that there were approximately $708,000 and $607,000 of unrecognized tax benefits required to be recorded in other current liabilities as of December 31, 2014 and 2013, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2010 to 2013, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits, beginning of period	$607	$534	$400
Gross increases—tax positions in prior period	105	55	34
Gross increases—tax positions in current period	47	18	100
Settlements	(51)	--	--
Unrecognized tax benefits, end of period	$708	$607	$534

Index
Note 10. Commitments

Leases
We lease office space and equipment under noncancelable operating and capital leases with various expiration dates, some of which contain renewal options.

On March 1, 1996, we entered into a 20-year capital lease for a building in Ashburn, Virginia, that serves as our corporate headquarters.  We had accounted for this transaction as a capital lease and had accordingly recorded assets and a corresponding liability of approximately $12.3 million.  Effective November 1, 2013, we entered into a 13-year lease ("the 2013 lease") that would have expired in October 31, 2026.  The 2013 lease was treated as a modification in accordance with ASC 840, "Leases".  As a result of the 2013 lease, the corresponding capital asset and liability increased by $11.7 million, resulting in a net book value of the capital asset of $13.1 million, and capital obligation of $15.5 million.  The 2013 lease included an option to purchase, assign to, or designate a purchaser on June 1, 2014, which required notice of intent to exercise the option by not later than March 31, 2014.

On March 28, 2014, we entered into a definitive agreement with an unrelated third party to assign the purchase option to that third party in return for cash consideration of $1.7 million, payable upon the closing of the purchase transaction, and certain obligations under the agreement, including entering into a new 15-year lease with the third party upon the third party's exercise of the purchase option and purchase of the building from the prior landlord.  On March 28, 2014, we provided the prior landlord notice of our assignment and exercise of the purchase option.  On May 28, 2014 the third party completed the purchase transaction and the 2013 lease was terminated, with no ongoing obligations, by mutual agreement between us and the prior landlord. On the same day we entered into a new lease ("the 2014 lease") with the third party that expires on May 31, 2029. The 2014 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, and determined to be a capital lease.  As a result of the new lease, the corresponding capital asset increased by $5.7 million, resulting in a net book value of the capital asset of $18.3 million and the liability increased by $6.7 million, resulting in a capital obligation of $22.0 million. As part of this treatment, the net cash consideration received in connection with the definitive agreement was treated as a lease incentive that will be amortized over the life of the lease.

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014 (in thousands):

	Property	Equipment	Total
2015	$1,808	30	1,838
2016	1,853	1	1,854
2017	1,899	1	1,900
2018	1,947	--	1,947
2019	1,995	--	1,995
Remainder	21,408	--	21,408

Total minimum obligations	30,910	32	30,942
Less amounts representing interest (ranging from 5.0 % to 18.8%)	(9,435)	--	(9,435)

Net present value of minimum obligations	21,475	32	21,507
Less current portion	(742)	(30)	(772)

Long-term capital lease obligations at December 31, 2014	$20,733	$2	$20,735

Future minimum lease payments for all noncancelable operating leases at December 31, 2014 are as follows (in thousands):

2015	$622
2016	410
2017	295
2018	289
2019	283
Remainder	1,248
Total minimum lease payments	$3,147

In accordance with the new 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually. Rent expense charged to operations totaled $1.1 million for 2014, 2013, and 2012.

Accumulated amortization for property and equipment under capital leases at December 31, 2014 and 2013 is $13.2 million and $12.1 million, respectively.

Index
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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2014	$113	$140	$(64)	$189
Year Ended December 31, 2013	$226	$70	$(183)	$113
Year Ended December 31, 2012	$953	$(393)	$(334)	$226

Note 11.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and former officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2014, 2013, and 2012 were $446,000, $340,000, and $386,000, respectively.  Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A and Class B Common Stock, respectively, as of December 31, 2014 and 2013.

On May 16, 2012 and August 24, 2012, the Company redeemed a total of 1,175 shares of Senior Redeemable Preferred Stock, including 405 shares and 567 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, who own 39.3% of our Class A Common Stock.  Subsequent to such redemption, Mr. Porter and Toxford beneficially held 359 shares and 502 shares of Series A-1 and Series A-2, respectively, or 82.7% of the Senior Redeemable Preferred Stock.

On June 14, 2013, the Company redeemed a total of 567 shares of Senior Redeemable Preferred Stock, including 195 shares and 274 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, who own 39.3% of our Class A Common Stock.  Subsequent to such redemption, Mr. Porter and Toxford beneficially held 163 shares and 228 shares of Series A-1 and Series A-2, respectively, or 82.7% of the Senior Redeemable Preferred Stock.

In May 2013, the Company formally engaged Avison Young, a full-service commercial real estate company, to assist the Company with its various options related to its current facility in Ashburn, Virginia. Mr. Kevin Malloy is a Principal of Avison Young and is the main relationship partner for the Company.  Mr. Malloy is the brother of Mr. Brendan Malloy, a named executive officer of the Company, and the engagement of Avison Young is subject to the Telos Corporation Policy with Respect to Related Person Transactions ("RPT"). Consistent with standard practice in the industry, Avison Young's compensation will consist entirely of a commission payable solely by the landlord to the extent a transaction with the landlord is later consummated. The engagement of Avison Young was approved by the Board of Directors, consistent with the Company's RPT policy.

Index
Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2014
Revenue	$30,144	$29,009	$38,507	$29,902
Gross profit	6,442	5,396	7,504	5,611
Loss before income taxes and non-controlling interest	(4,786)	(5,384)	(3,611)	(2,819)
Net loss attributable to Telos Corporation (1)	(5,559)	(4,346)	(774)	(1,609)

2013
Revenue	$47,578	$55,214	$49,279	$55,323
Gross profit	8,018	8,884	8,799	12,899
(Loss) income before income taxes and non-controlling interest	(2,067)	(502)	(291)	3,727
Net (loss) income attributable to Telos Corporation (1)(2)	(1,000)	454	3,706	(5,778)

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)
ASC 740-270 requires the use of an annualized effective tax rate approach in estimating taxes for interim periods.  Changes in projected profits and losses can affect the effective tax rate from one period to another. The Company realized significant pre-tax profits during the fourth quarter which produced a tax provision of $9.1 million for the fourth quarter. Through the nine months ended September 30, 2013, the Company properly recorded a benefit for income taxes in accordance with applying the annualized effective tax rate approach to its nine months' pre-tax loss.

Index
Note 13.  Commitments, Contingencies and Subsequent Events

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

Additionally, management evaluated the results of operations for 2014 and the continued impact of contract delays as well as other government budgetary funding issues, and determined the need to raise additional working capital.  Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued $5 million in subordinated notes to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. Should management determine that additional capital is required, management would likely look to these sources of funding first to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.  With the additional proceeds of the December 2014 Telos ID sale and the Porter Notes, management believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $4.2 million and $17.3 million as of December 31, 2014 and 2013, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P.

As previously reported, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs"). On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R. C. Porter, a holder of the Company's common stock.

In the litigation, Plaintiffs allege, among other things, that the Company and its officers and directors engaged in tactics to avoid paying dividends on the Public Preferred Stock, that the Company made improper bonus payments or awards to officers and directors, that certain former and present officers and directors breached legal duties or the standard of care that they owed the Company, that the Company improperly paid consulting fees to and engaged in loan transactions with Mr. Porter, that the Company failed to improve on the Company's purported insolvency, that the Company failed to redeem the Public Preferred Stock as alledgedly required by the Company's charter, and shareholder oppression against Mr. Porter.

On December 22, 2005, the Company's Board of Directors established a special litigation committee ("Special Litigation Committee"), composed of certain independent directors, to review and evaluate the matters raised in the litigation. On July 20, 2007, the Special Litigation Committee, in its final report, concluded that the available evidence did not support Plaintiffs' derivative claims and that it was not in the best interests of the Company to pursue such claims in the litigation. On August 24, 2007, the Company moved to dismiss Plaintiffs' derivative claims based upon the report and to dismiss all remaining claims for failure to state a claim. Following an evidentiary hearing, the Court dismissed all derivative claims based upon the recommendation of the Special Litigation Committee on January 7, 2008.

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint that included both new counts and previously dismissed counts. The Company moved to dismiss or strike the Third Amended Complaint and, on April 15, 2008, the Circuit Court issued an order dismissing with prejudice all counts in the Third Amended Complaint that were not previously disposed of by motion or stipulation. On December 2, 2008, the Company filed a motion for voluntary dismissal of its counterclaim against Plaintiffs (for their interference with the Company's relationship with Wells Fargo) without prejudice. The Circuit Court granted that motion, over Plaintiffs' opposition, on January 23, 2009.

Index
Following Plaintiffs' appeal of the dismissal of their derivative claims and shareholder oppression claim, on September 7, 2012, the Court of Special Appeals ruled that the Circuit Court applied an incorrect standard of review to evaluate the conclusions of the Special Litigation Committee. The Court of Special Appeals held that the Circuit Court's dismissal of a shareholder oppression claim (asserted against Mr. Porter) raised an issue of first impression under Maryland law and required further briefing in the Circuit Court. The Court of Special Appeals vacated the decision of the Circuit Court that had been appealed and remanded the case for further consideration and proceedings.

On October 24, 2012, the Company filed a petition for writ of certiorari in the Court of Appeals of Maryland, which was denied on January 22, 2013.

On remand, the Circuit Court held a status and scheduling conference on July 26, 2013, as a result of which the Court issued a memorandum to counsel setting a briefing schedule to address the motion filed by the Company and other defendants to dismiss or otherwise dispose of the derivative claims as a result of the findings of the Special Litigation Committee in its final report of July 20, 2007. On November 1, 2013, the Defendants filed a Motion to Dismiss the derivative claims under the standard of review dictated by the opinion of the Court of Special Appeals. Plaintiffs filed their Opposition to the Motion on December 23, 2013, and Defendants filed their Reply on January 23, 2014. A hearing on the Motion to Dismiss was held on April 24, 2014.  No decision has been rendered on the Company's motion to dismiss or otherwise dispose of the derivative claims, and the matter remains pending.

On September 17, 2013, the Plaintiffs filed a request for an entry of an order for default as to Mr. Porter, which was denied by the Circuit Court on November 8, 2013. Mr. Porter ultimately filed a motion to dismiss the claim against him on May 13, 2014, raising multiple grounds.  No decision has been rendered on Mr. Porter's motion to dismiss, and the matter remains pending.

Following a hearing on April 24, 2014, a hearing was held on the Company's (and certain past and present directors' and officers') Motions to Dismiss Plaintiffs Derivative Claims Pursuant to Maryland Rule 2-502 and the Report of the Special Litigation Committee remain pending before Judge W. Michel Pierson in the Circuit Court.

As of December 31, 2014, Costa Brava and Wynnefield each owns 12.7% of the outstanding Public Preferred Stock.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiffs' success in relation to any of their assertions in the litigation. Although there can be no assurance as to the ultimate outcome of the case, the Company and its present and former officers and directors strenuously deny Plaintiffs' allegations and continue to vigorously defend the matter and oppose all relief sought by Plaintiffs.

Hamot et al. v. Telos Corporation
As previously reported, since August 2, 2007, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava Partnership III L.P. ("Costa Brava") and Class D Directors of the Company ("Class D Directors"), have been involved in litigation against the Company in the Circuit Court for the City of Baltimore, Maryland (the "Court"). The Class D Directors initially alleged that certain documents and records had not been promptly provided to them and were necessary to fulfill their duties as directors of the Company. Subsequently, the Class D Directors further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood's service as both CEO and Chairman of the Board was improper and impermissible under the Company's Bylaws.

By way of preliminary injunctions entered on August 28, 2007 and September 24, 2007, the Court ordered that the Class D Directors are entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board but, in light of the Costa Brava shareholder litigation, the Company is entitled to designated certain documents as "confidential" or "highly confidential" and to withhold certain documents from the Class D Directors based upon the work product doctrine or attorney-client privilege. Pursuant to the preliminary injunctions, the Class D Directors are also entitled to receive written responses to requests for Board of Directors or Board committee minutes within seven days of any such requests and copies of such minutes within fifteen days of any such requests, as well as written responses to all other requests for information and/or documents related to their duties as directors within seven days of such requests, and all Board of Directors appropriate information and/or documents within thirty days of any such requests.

On April 23, 2008, the Company filed a counterclaim against the Class D Directors for money damages and preliminary and injunctive relief based upon the Class D Directors' interference with, and improper influence of, the Company's independent auditors regarding, among other things, a specific accounting treatment. On June 27, 2008, the Court granted the Company's motion for preliminary injunction and enjoined the Class D Directors from contacting the Company's auditors until the completion of the Company's Form 10-K for the preceding year. This preliminary injunction expired by its own terms and an appeal from that ordered was held to be moot by the Court of Special Appeals of Maryland.

On April 12, 2010, the Class D Directors filed a motion for the advancement of legal fees and expenses incurred in defense of the Company's counterclaim. On November 3, 2011, the Court denied the Plaintiffs' motion, as well as the Plaintiffs' motion for partial summary judgment and request for attorneys' fees. On May 21, 2012, the Court denied Plaintiffs' motion for reconsideration of the same.

Index
Trial on both the Class D Directors' claims and the Company's counterclaims commenced on July 5, 2013, and continued on several days in July 2013. The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing concluded on September 16, 2013. The court decision on this matter is still pending.

At this stage of the litigation it is impossible to reasonably determine the degree of probability related to the Class D Directors' success in any of their assertions and claims, or whether such success would entitle them to monetary relief. Although there can be no assurance as to the ultimate outcome of these proceedings, the Company and its officers and directors strenuously deny the Class D Directors' claims, and will vigorously defend the matter, and continue to oppose the relief sought.

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

Subsequent Events
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with Mr. John R. C. Porter (and entities which are affiliated with his family, together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter loaned the Company $5 million, with the first tranche of $2.5 million paid on or about March 30 and the second $2.5 million to be received no later than May 15, 2015.  Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum would bear interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured.  The unpaid principal, together with interest, is due and payable in full on July 1, 2017.  The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The foregoing summaries of the Porter Notes and the Subordination Agreements are qualified in their entirety and subject to the terms of the Porter Notes  and the Subordination Agreements, which are filed as exhibits to this Annual Report.

On March 31, 2015 the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amends the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflect the Company's current and near-term projected utilization of the Facility. The Twelfth Amendment also amends the terms of the Facility with respect to the repayment of the term loan component. Since March 2014, the principal of the term loan component has been repaid in quarterly installments of $250,000. The amended Facility requires quarterly installment payments of $350,000 beginning April 1, 2015, with a final installment of unpaid principal amount payable on April 1, 2016, the maturity date of the amended Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment also establishes a minimum excess availability requirement under the revolving component of $1.25 million and allows for the payment of interest under the Porter Notes, subject to the Subordination Agreements. In consideration for the closing of this amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing. The foregoing summary of the Twelfth Amendment is qualified in its entirety and subject to the terms of the Twelfth Amendment, which is filed as an exhibit to this Annual Report.

Index
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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (1992). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Item 9B. Other Information

Subsequent Events
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with Mr. John R. C. Porter (and entities which are affiliated with his family, together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter loaned the Company $5 million, with the first tranche of $2.5 million paid on or about March 30 and the second $2.5 million to be received no later than May 15, 2015.  Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum would bear interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The foregoing summaries of the Porter Notes and the Subordination Agreements are qualified in their entirety and subject to the terms of the Porter Notes and the Subordination Agreements, which are filed as exhibits to this Annual Report.

On March 31, 2015 the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amends the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflect the Company's current and near-term projected utilization of the Facility. The Twelfth Amendment also amends the terms of the Facility with respect to the repayment of the term loan component. Since March 2014, the principal of the term loan component has been repaid in quarterly installments of $250,000. The amended Facility requires quarterly installment payments of $350,000 beginning April 1, 2015, with a final installment of unpaid principal amount payable on April 1, 2016, the maturity date of the amended Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment also establishes a minimum excess availability requirement under the revolving component of $1.25 million and allows for the payment of interest under the Porter Notes, subject to the Subordination Agreements. In consideration for the closing of this amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing. The foregoing summary of the Twelfth Amendment is qualified in its entirety and subject to the terms of the Twelfth Amendment, which is filed as an exhibit to this Annual Report.

Index
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2015 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.   Directors, Executive Officers and Corporate Governance
Information required by this item regarding executive officers, directors and nominees for directors, including information with respect to our audit committee and audit committee financial expert, and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included under Election of Directors, Biographical Information Concerning the Company's Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance, Independence of Directors, Board of Directors Nomination Process, Role in Risk Oversight, Meetings of the Board of Directors and Committees of the Board of Directors, as well as Audit Committee, Management Development and Compensation Committee, and Nominating and Corporate Governance Committee, in the Proxy Statement and is incorporated herein by reference.

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

Index
PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.     Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 26.

2.     Financial Statement Schedules

All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.     Exhibits:
Exhibit Number	Description
3.1	Articles of Amendment and Restatement of C3, Inc. (Incorporated by reference to the Company's Registration Statement No. 2-84171 filed June 2, 1983)
3.2	Articles of Amendment of C3, Inc. dated August 31, 1981 (Incorporated by reference to the Company's Registration Statement No. 2-84171 filed June 2, 1983)
3.3	Articles supplementary of C3, Inc. dated May 31, 1984 (Incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1987)
3.4	Articles of Amendment of C3, Inc. dated August 18, 1988 (Incorporated by reference to the Company's Form 10-K report for the fiscal year ended March 31, 1989)
3.5	Articles of Amendment and Restatement Supplementary to the Articles of Incorporation dated August 3, 1990. (Incorporated by reference to C3, Inc. 10-Q for the quarter ended June 30, 1990)
3.6	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.7 filed with the Company's Form 10-K report for the year ended December 31, 1995)
3.7	Amended and Restated Bylaws of the Company, as amended on October 3, 2007 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on October 5, 2007)
10.1*	1996 Stock Option Plan (Incorporated by reference to Exhibit 10.74 filed with the Company's Form 10-Q report for the quarter ended March 31, 1996)
10.2*	Telos Corporation 2008 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.21 filed with the Company's Form 10-K report for the year ended December 31, 2007)
10.3
Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Smaller Companies Investment Trust PLC, dated April 14, 2008 (Incorporated by reference to Exhibit 10.15 filed with the Company's Form 10-K report for the year ended December 31, 2008)

10.4
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – North Atlantic Smaller Companies Investment Trust PLC, dated April 6, 2008 (Incorporated by reference to Exhibit 10.17 filed with the Company's Form 10-K report for the year ended December 31, 2008)

10.5
Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 17, 2010 (Incorporated by reference to Exhibit 99.1 filed with the Company's Form 8-K report on May 21, 2010)

10.6
Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 99.2 filed with the Company's Form 8- K report on May 21, 2010)

10.7
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 10.24 filed with the Company's Form 10-K report for the year ended December 31, 2010)

10.8
First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-Q report for the quarter ended September 30, 2010)

10.9
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust LP (Incorporated by reference to Exhibit 10.26 filed with the Company's Form 10-K report for the year ended December 31, 2010)

10.10
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Graphite Enterprise Trust PLC (Incorporated by reference to Exhibit 10.27 filed with the Company's Form 10-K report for the year ended December 31, 2010)

10.11
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010– North Atlantic Smaller Companies Investment Trust PLC (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-K report for the year ended December 31, 2010)

10.12
Series A-1 and Series A-2 Redeemable Preferred Stock Consent Letter pursuant to the First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 – Toxford Corporation (Incorporated by reference to Exhibit 10.30 filed with the Company's Form 10-K report for the year ended December 31, 2010)

Index
10.13
Asset Purchase Agreement, dated as of July 1, 2011, by and among Telos Corporation, IT Logistics, Inc. and Tim Wilbanks  (Incorporated by reference to Exhibit 2 filed with the Company's Form 8-K report on July 8, 2011)

10.14
Subordinated Non-Transferrable Promissory Note, dated July 1, 2011, issued to IT Logistics, Inc. by Telos Corporation in the principal amount of $15 million (Incorporated by reference to Exhibit 4 filed with the Company's Form 8-K report on July 8, 2011)

10.15
Second Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 11, 2012 (Incorporated by reference to Exhibit 10 filed with the Company's Form 10-Q report for the quarter ended June 30, 2012)

10.16*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.17*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Edward L. Williams (Incorporated by reference to Exhibit 10.2 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.18*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Michele Nakazawa (Incorporated by reference to Exhibit 10.3 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.19*
Amendment to Employment Agreement, dated as of November 12, 2012, between the Company and Brendan D. Malloy (Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.20*
Form of Employment Agreement between the Company and six of its executive officers (Incorporated by reference to Exhibit 10.5 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.21*	Telos Corporation 2013 Omnibus Long-Term Incentive Plan (Incorporated by reference to Appendix A filed with the Company's Definitive Proxy Statement on Schedule 14A on April 16, 2013)
10.22*	Form Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on May 15, 2013)
10.23
Third Amendment to Second Amended and Restated Loan and Security Agreement and First Amendment to Amended and Restated General Continuing Guaranty between the Company and Wells Fargo Capital Finance, LLC dated June 11, 2013 (Incorporated by reference to Exhibit 10.3 filed with the Company's Form 10-Q report for the quarter ended June 30, 2013)

10.24
Fourth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated July 31, 2013 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on August 6, 2013)

10.25*	Telos Corporation Senior Officer Incentive Program (Incorporated by reference to Exhibit 10.27 filed with the Company's Form 10-K report for the year ended December 31, 2013)
10.26
Waiver and Fifth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated March 27, 2014 (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.27*
Employment Agreement, dated as of January 4th, between the Company and Jefferson V. Wright (Incorporated by reference to Exhibit 10.29 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.28
Sixth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated May 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended March 31, 2014)

10.29
Seventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated June 26, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended June 30, 2014)

10.30
Eighth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2014)

10.31
Membership Interest Purchase Agreement, dated as of December 24, 2014, by and among Telos Corporation and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.32
Second Amended and Restated Operating Agreement of Telos Identity Management Solutions , LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.33
Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, by and among Telos Corporation, XACTA Corporation, UBIQUITY.COM, Inc., Teloworks, Inc. and Wells Fargo Capital Finance, LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.3 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.34+	Tenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated February 27, 2015
10.35+	Eleventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 19, 2015
10.36+	Waiver and Twelfth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 31, 2015

10.37+	Subordinated Loan Agreement between the Company and Porter Foundation Switzerland dated March 31, 2015
10.38+	Subordinated Promissory Note between the Company and Porter Foundation Switzerland dated March 31, 2015
10.39+	Subordinated Loan Agreement between the Company and JP Charitable Foundation Switzerland dated March 31, 2015
10.40+	Subordinated Promissory Note between the Company and JP Charitable Foundation Switzerland dated March 31, 2015
10.41+	Subordination and Intercreditor Agreement by and among the Company, Porter Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015
10.42+	Subordination and Intercreditor Agreement by and among the Company, JP Charitable Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015
21+	List of subsidiaries of Telos Corporation
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32+	Certification pursuant to 18 USC Section 1350.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*   constitutes a management contract or compensatory plan or arrangement
+   filed herewith
^   in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed"

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION
	By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	Date:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood
John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2015
/s/ Michele Nakazawa
Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
/s/ Bernard C. Bailey
Bernard C. Bailey	Director	March 31, 2015
/s/ David Borland
David Borland	Director	March 31, 2015
/s/ William M. Dvoranchik
William M. Dvoranchik	Director	March 31, 2015

Seth W. Hamot	Director
/s/ Bruce R. Harris
Bruce R. Harris, Lt. Gen., USA (Ret.)	Director	March 31, 2015
/s/ Charles S. Mahan
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)	Director	March 31, 2015
/s/ John W. Maluda
John W. Maluda, Major Gen,, USAF (Ret)	Director	March 31, 2015
/s/ Robert J. Marino
Robert J. Marino	Director	March 31, 2015

Andrew R. Siegel	Director
/s/ Jerry O. Tuttle
Jerry O. Tuttle, Vice Admiral, USN (Ret.)	Director	March 31, 2015