Form 10-K/A
period 2014-12-31
TELOS CORP
filed 2015-04-10
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Telos Corporation is filing this Amendment No. 1 (this "Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Form 10-K"), as originally filed with the Securities and Exchange Commission on March 31, 2015. This Form 10-K/A, which replaces in its entirety the Original Form 10-K, is being filed to correct the following typographical and formatting errors found in the Original Form 10-K that occurred when converting the document for filing with the SEC:

1.	The Consolidated Statements of Operations. The "Gain on early extinguishment of debt" for the year ended December 31, 2012 is revised from $5,187,000 to $5,187.
2.	The Consolidated Balance Sheets.
•	The "Deferred income taxes – long-term" as of December 31, 2014 is revised from $1 to $910.
•	The "Deferred income taxes" under current liabilities is revised from $25,000 to $25.
•	The "Deferred income taxes" is revised from $169,000 to $169.
3.
Note 9 – Income Taxes.  The "Telos ID basis difference" under deferred tax liabilities is revised from $(45,000) to $(45).  The "period for which tax years are open" is revised from "2010 to 2013" to "2011 to 2014."

4.
Note 6 – Current Liabilities and Debt Obligations.  The "Total" short-term term loan in the maturities of the Facility table is revised from $2,000 to $2,300. The "principal will be repaid in quarterly installments" is revised from $250,000 to $350,000.

This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures or forward-looking statements made in the Original Form 10-K. No other substantive changes have been made to the Original Form 10-K.

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

Revenue decreased by 8.3% to $207.4 million for 2013 from $226.1 million for 2012.  Such decrease is primarily attributable to decreased sales from the U.S. Air Force NETCENTS contract.  As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue decreased by 19.1% to $143.5 million for 2013 from $177.3 million for 2012, primarily attributable to decreases in sales of $20.2 million of Cyber Operations and Defense in secure networks solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $10.6 million of Cyber Operations and Defense in information assurance deliverables, and $5.1 million of Secure Communications solutions, offset by an increase in sales of $2.1 million of Telos ID solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue for 2013 increased by 30.9% to $63.9 million from $48.8 million for 2012, primarily attributable to an increase in sales of $26.2 million of Cyber Operations and Defense in resold products, offset by decreases in sales of $8.2 million of Telos ID solutions, $2.8 million of proprietary software sales in Cyber Operations and Defense information assurance deliverables, and $0.1 million of Secure Communications solutions.  The increase in resold product revenue was the result of decisions taken by management to increase all revenue sources in response to the impact of the budget sequestration discussed above. The increase in product revenue is not consistent with the Company's longer term strategy of focusing on solutions and services and as such is expected to be temporary while mitigating the effects of the budget sequestration.

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

/s/ BDO USA, LLP

Bethesda, Maryland

March 31, 2015

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Revenue (Note 5)
Services	$103,071	$143,489	$177,266
Products	24,491	63,905	48,830
	127,562	207,394	226,096
Costs and expenses
Cost of sales – Services	82,481	109,676	131,906
Cost of sales – Products	20,128	59,118	39,384
	102,609	168,794	171,290
Selling, general and administrative expenses	36,597	32,489	37,106

Operating (loss) income	(11,644)	6,111	17,700
Other income (expenses)
Gain on early extinguishment of debt (Note 6)	--	--	5,187
Non-operating income	414	239	470
Interest expense	(5,370)	(5,483)	(6,632)
(Loss) income before income taxes	(16,600)	867	16,725
Benefit (provision) for income taxes (Note 9)	5,988	(1,678)	(7,230)

Net (loss) income	(10,612)	(811)	9,495

Less: Net income attributable to non-controlling interest (Note 2)	(1,676)	(1,807)	(2,060)
Net (loss) income attributable to Telos Corporation	$(12,288)	$(2,618)	$7,435

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(10,612)	$(811)	$9,495
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3)	(24)	(19)
Actuarial gain on pension liability adjustments, net of tax	--	--	56
Total other comprehensive (loss) income, net of tax	(3)	(24)	37
Comprehensive income attributable to non-controlling interest	(1,676)	(1,807)	(2,060)
Comprehensive (loss) income attributable to Telos Corporation	$(12,291)	$(2,642)	$7,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2014	2013
Current assets (Note 6)
Cash and cash equivalents	$32	$94
Accounts receivable, net of reserve of $372 and $321, respectively (Note 5)	22,522	45,632
Inventories, net of obsolescence reserve of $1,366 and $417, respectively	3,345	4,885
Deferred income taxes (Note 9)	1,004	--
Deferred program expenses	1,391	576
Other current assets	6,144	1,271
Total current assets	34,438	52,458
Property and equipment (Note 6)
Furniture and equipment	11,623	11,008
Leasehold improvements	2,431	2,756
Property and equipment under capital leases	30,849	25,170
	44,903	38,934
Accumulated depreciation and amortization	(25,990)	(24,316)
	18,913	14,618
Deferred income taxes - long-term (Note 9)	910	--
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	3,386	5,643
Other assets (Note 6)	1,257	974
Total assets	$73,820	$88,609

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2014	2013
Current liabilities
Accounts payable and other accrued payables (Note 6)	$17,816	$23,290
Accrued compensation and benefits	4,203	5,941
Deferred revenue	3,344	2,768
Deferred income taxes (Note 9)	--	25
Senior credit facility – short-term (Note 6)	2,300	688
Capital lease obligations – short-term (Note 10)	772	657
Other current liabilities	1,774	1,782
Total current liabilities	30,209	35,151
Senior revolving credit facility (Note 6)	8,590	19,141
Capital lease obligations (Note 10)	20,735	14,901
Deferred income taxes (Note 9)	--	169
Senior redeemable preferred stock (Note 7)	1,958	1,891
Public preferred stock (Note 7)	120,097	116,274
Other liabilities	717	490
Total liabilities	182,306	188,017
Commitments, contingencies and subsequent events (Notes 10 and 13)	--	--

Stockholders' deficit (Note 8)
Telos stockholders' deficit
Class A common stock, no par value, 50,000,000 shares authorized, 40,238,461 and 40,218,461 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	3,229	146
Accumulated other comprehensive income	45	48
Accumulated deficit	(112,422)	(100,134)
Total Telos stockholders' deficit	(109,070)	(99,862)
Non-controlling interest in subsidiary (Note 2)	584	454
Total stockholders' deficit	(108,486)	(99,408)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$73,820	$88,609

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(10,612)	$(811)	$9,495
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on early extinguishment of debt	--	--	(5,187)
Gain on redemption of senior preferred stock	--	(222)	(444)
Stock-based compensation	12	43	--
Dividends of preferred stock as interest expense	3,890	3,926	4,050
Accretion of notes payable	--	--	655
Depreciation and amortization	4,251	3,817	3,812
Provision for inventory obsolescence	1,359	1	111
Provision (benefit) for doubtful accounts receivable	51	2	(53)
Amortization of debt issuance costs	36	71	71
Deferred income tax (benefit) provision	(4,035)	195	2,039
Loss on disposal of fixed asssets	56	--	--
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	23,059	(11,755)	3,120
Decrease in inventories	181	5,391	4,323
(Increase) decrease in deferred program expenses	(815)	4,705	(2,645)
(Increase) decrease in other current assets and other assets	(3,192)	259	589
(Decrease) increase in accounts payable and other accrued payables	(6,490)	390	(71)
(Decrease) increase in accrued compensation and benefits	(1,738)	976	(3,126)
Increase (decrease) in deferred revenue	576	(3,327)	1,708
(Decrease) increase in other current liabilities and other liabilities	(405)	1,149	(2,397)
Cash provided by operating activities	6,184	4,810	16,050
Investing activities:
Purchases of property and equipment	(665)	(539)	(591)
Cash provided by (used in) investing activities	(665)	(539)	(591)
Financing activities:
Proceeds from senior credit facility	163,112	244,746	260,717
Repayments of senior credit facility	(171,363)	(243,476)	(259,284)
Repayments of term loan	(688)	(375)	(375)
Increase (decrease) in book overdrafts	1,016	(238)	1,262
Repayments of notes payable	--	--	(10,860)
Proceeds from assignment of purchase option under lease	1,669	--	--
Payments under capital lease obligations	(779)	(1,242)	(937)
Redemptions of senior preferred stock	--	(2,000)	(4,000)
Proceeds from sale of Telos ID 10% membership interest	3,000	--	--
Distributions to Telos ID Class B membership unit – non-controlling interest	(1,548)	(1,821)	(1,973)
Cash used in financing activities	(5,581)	(4,406)	(15,450)
(Decrease) increase in cash and cash equivalents	(62)	(135)	9
Cash and cash equivalents, beginning of the year	94	229	220
Cash and cash equivalents, end of year	$32	$94	$229

Index

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,497	$1,533	$1,807
Income taxes	$879	$849	$5,903

Noncash:Interest on redeemable preferred stock	$3,890	$3,926	$4,050
Financing of capital leases	$5,680	$11,712	$99
Receivable from sale of Telos ID 10% membership interest	$2,000	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	Additional Paid -in Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
Balance December 31, 2011	$65	$13	$103	$35	$(104,951)	$381	$(104,354)
Net income for the year	--	--	--	--	7,435	2,060	9,495
Foreign currency translation loss	--	--	--	(19)	--	--	(19)
Pension liability adjustments	--	--	--	56	--	--	56
Distributions	--	--	--	--	--	(1,973)	(1,973)
Balance December 31, 2012	$65	$13	$103	$72	$(97,516)	$468	$(96,795)
Net income for the year	--	--	--	--	(2,618)	1,807	(811)
Foreign currency translation loss	--	--	--	(24)	--	--	(24)
Stock-based compensation	--	--	43	-	--	--	43
Distributions	--	--	--	--	--	(1,821)	(1,821)
Balance December 31, 2013	$65	$13	$146	$48	$(100,134)	$454	$(99,408)
Net (loss) income for the year	--	--	--	--	(12,288)	1,676	(10,612)
Sale of Telos ID membership interest	--	--	3,071	--	--	2	3,073
Foreign currency translation loss	--	--	--	(3)	--	--	(3)
Stock-based compensation	--	--	12	--	--	--	12
Distributions	--	--	--	--	--	(1,548)	(1,548)
Balance December 31, 2014	$65	$13	$3,229	$45	$(112,422)	$584	$(108,486)

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

The following table details the changes in non-controlling interest for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Non-controlling interest, beginning of period	$454	$468	$381
Net income	1,676	1,807	2,060
Distributions	(1,548)	(1,821)	(1,973)
Purchase of 10% membership interest	2	--	--
Non-controlling interest, end of period	$584	$454	$468

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

Index
The following are maturities of the Facility presented by year (in thousands):
	2015	2016	Total
Short-term:
Term loan	$2,300	$--	$2,300	[1]
Long-term:
Term loan	$--	$3,200	$3,200	[1]
Revolving credit	--	5,390	5,390	[2]
Subtotal	$--	$8,590	$8,590
Total	$2,300	$8,590	$10,890

[1]	$1 million of the principal will be repaid in 2015 upon application of proceeds from the sale of Telos ID membership interests. The principal will be repaid in quarterly installments of $350,000, with a final installment of the unpaid principal amount payable on April 1, 2016.
[2]	Balance due represents balance as of December 31, 2014, with fluctuating balances based on working capital requirements of the Company.

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

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Computed expected income tax provision	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	(17.3)	3.6
Change in valuation allowance for deferred tax assets	0.1	(0.3)	(1.3)
Cumulative deferred adjustments	(0.3)	(16.9)	--
Provision to return adjustments	1.1	(11.5)	--
Other permanent differences	(0.5)	(15.4)	(0.1)
Dividend and accretion on preferred stock	(7.5)	(146.0)	10.7
FIN 48 liability	(0.6)	(5.9)	0.6
R&D credit	3.0	--	--
Other	--	--	0.8
	32.8%	(178.3)%	49.3%

Index
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$137	$124
Allowance for inventory obsolescence and amortization	694	356
Accrued liabilities not currently deductible	2,196	2,071
Accrued compensation	535	527
Amortization and depreciation	3,862	2,442
Telos ID basis difference	--	150
Net operating loss carryforwards - state	180	213
Total gross deferred tax assets	7,604	5,883
Less valuation allowance	(1,868)	(1,901)
Total deferred tax assets, net of valuation allowance	5,736	3,982
Deferred tax liabilities:
Unbilled accounts receivable, deferred for tax purposes	(756)	(1,413)
Goodwill basis adjustment and amortization	(3,021)	(2,763)
Telos ID basis difference	(45)	--

Total deferred tax liabilities	(3,822)	(4,176)

Net deferred tax assets	$1,914	$(194)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2014	$1,901	$--	$(33)	$1,868
December 31, 2013	$2,084	$--	$(183)	$1,901
December 31, 2012	$2,281	$--	$(197)	$2,084

At December 31, 2014, for federal income tax purposes there was approximately $4.0 million net operating loss generated, which will be carried back to 2012 for refund of taxes paid.

Under the provisions of ASC 740-10, we determined that there were approximately $708,000 and $607,000 of unrecognized tax benefits required to be recorded in other current liabilities as of December 31, 2014 and 2013, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2011 to 2014, has not been extended beyond the applicable statute of limitations.

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

On March 1, 1996, we entered into a 20-year capital lease for a building in Ashburn, Virginia, that serves as our corporate headquarters.  We had accounted for this transaction as a capital lease and had accordingly recorded assets and a corresponding liability of approximately $12.3 million.  Effective November 1, 2013, this lease was terminated and we entered into a 13-year lease ("the 2013 lease") that would have expired in October 31, 2026.  The 2013 lease was treated as a modification in accordance with ASC 840, "Leases".  As a result of the 2013 lease, the corresponding capital asset and liability increased by $11.7 million, resulting in a net book value of the capital asset of $13.1 million, and capital obligation of $15.5 million.  The 2013 lease included an option to purchase, assign to, or designate a purchaser on June 1, 2014, which required notice of intent to exercise the option by not later than March 31, 2014.

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014 (in thousands):

	Property	Equipment	Total
2015	$1,808	$30	$1,838
2016	1,853	1	1,854
2017	1,899	1	1,900
2018	1,947	--	1,947
2019	1,995	--	1,995
Remainder	21,408	--	21,408

Total minimum obligations	30,910	32	30,942
Less amounts representing interest (ranging from 5.0 % to 18.8%)	(9,435)	--	(9,435)

Net present value of minimum obligations	21,475	32	21,507
Less current portion	(742)	(30)	(772)

Long-term capital lease obligations at December 31, 2014	$20,733	$2	$20,735

Future minimum lease payments for all noncancelable operating leases at December 31, 2014 are as follows (in thousands):

2015	$622
2016	410
2017	295
2018	289
2019	283
Remainder	1,248
Total minimum lease payments	$3,147

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