Form 10-Q
period 2015-06-30
TELOS CORP
filed 2015-08-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

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

As of August 7, 2015, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Services	$24,991	$24,191	$50,315	$51,827
Products	7,037	4,818	9,732	7,326
	32,028	29,009	60,047	59,153
Costs and expenses
Cost of sales - Services	19,219	19,415	39,019	40,861
Cost of sales - Products	5,639	4,198	7,080	6,454
	24,858	23,613	46,099	47,315
Selling, general and administrative expenses	8,297	9,782	16,789	19,673
Operating loss	(1,127)	(4,386)	(2,841)	(7,835)
Other income (expense)
Other income	7	254	18	257
Interest expense	(1,444)	(1,252)	(2,771)	(2,591)
Loss before income taxes	(2,564)	(5,384)	(5,594)	(10,169)
Benefit for income taxes (Note 7)	518	1,381	1,187	865
Net loss	(2,046)	(4,003)	(4,407)	(9,304)
Less: Net income attributable to non-controlling interest (Note 2)	(362)	(343)	(747)	(601)
Net loss attributable to Telos Corporation	$(2,408)	$(4,346)	$(5,154)	$(9,905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(2,046)	$(4,003)	$(4,407)	$(9,304)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	--	(3)	(2)
Total other comprehensive loss	(2)	--	(3)	(2)
Comprehensive income attributable to non-controlling interest	(362)	(343)	(747)	(601)
Comprehensive loss attributable to Telos Corporation	$(2,410)	$(4,346)	$(5,157)	$(9,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets (Note 5)
Cash and cash equivalents	$38	$32
Accounts receivable, net of reserve of $466 and $372, respectively	20,991	22,522
Inventories, net of obsolescence reserve of $1,365 and $1,366, respectively	2,414	3,345
Deferred income taxes (Note 7)	595	1,004
Deferred program expenses	2,220	1,391
Other current assets	4,854	6,144
Total current assets	31,112	34,438
Property and equipment, net of accumulated depreciation of $26,944 and $25,990, respectively	18,043	18,913
Deferred income taxes, long-term (Note 7)	1,646	910
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	2,257	3,386
Other assets	1,154	1,257
Total assets	$69,128	$73,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	June 30, 2015	December 31, 2014
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Senior credit facility – short-term (Note 5)	$1,400	$2,300
Accounts payable and other accrued payables (Note 5)	15,554	17,816
Accrued compensation and benefits	4,972	4,203
Deferred revenue	2,840	3,344
Capital lease obligations – short-term (Note 8)	798	772
Other current liabilities	1,783	1,774
Total current liabilities	27,347	30,209

Senior revolving credit facility (Note 5)	8,021	8,590
Subordinated debt (Note 5)	2,500	--
Capital lease obligations (Note 8)	20,336	20,735
Senior redeemable preferred stock (Note 6)	1,991	1,958
Public preferred stock (Note 6)	122,008	120,097
Other liabilities	782	717
Total liabilities	182,985	182,306

Commitments, contingencies and subsequent events (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	3,229	3,229
Accumulated other comprehensive income	42	45
Accumulated deficit	(117,576)	(112,422)
Total Telos stockholders' deficit	(114,227)	(109,070)
Non-controlling interest in subsidiary (Note 2)	370	584
Total stockholders' deficit	(113,857)	(108,486)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$69,128	$73,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(4,407)	$(9,304)
Adjustments to reconcile net loss to cash provided by operating activities:
Dividends of preferred stock as interest expense	1,944	1,945
Depreciation and amortization	2,147	2,080
Amortization of debt issuance costs	54	28
Deferred income tax benefit	(327)	(2,375)
Other noncash items	94	18
Loss on disposal of fixed assets	10	--
Changes in other operating assets and liabilities	3,062	14,515
Cash provided by operating activities	2,577	6,907

Investing activities:
Purchases of property and equipment	(158)	(342)
Cash used in investing activities	(158)	(342)

Financing activities:
Proceeds from senior credit facility	67,372	87,291
Repayments of senior credit facility	(67,241)	(93,714)
Decrease in book overdrafts	(2,110)	(511)
Repayments of term loan	(1,600)	(188)
Proceeds from subordinated debt	2,500	--
Proceeds from assignment of purchase option under lease	--	1,669
Payments under capital lease obligations	(373)	(418)
Distributions to Telos ID Class B member – non-controlling interest	(961)	(705)
Cash used in financing activities	(2,413)	(6,576)

Increase (decrease) in cash and cash equivalents	6	(11)
Cash and cash equivalents, beginning of period	32	94

Cash and cash equivalents, end of period	$38	$83

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$754	$667
Income taxes	$63	$869

Noncash:
Dividends of preferred stock as interest expense	$1,944	$1,945
Financing of capital lease	$--	$5,059

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset.  The new standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this update will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $3.8 million and $4.7 million as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015, it is management's judgment that we have fully provided for any potential inventory obsolescence.

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

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of June 30, 2015, no impairment charges were taken.

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants in 2015.  As of June 30, 2015, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full.

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

    Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Cumulative foreign currency translation loss	$(67)	$(64)
Cumulative actuarial gain on pension liability adjustment	109	109
Accumulated other comprehensive income	$42	$45

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

●
Upon the occurrence of a change in control of the Class A member (as defined in the Operating Agreement, a "Change in Control"), the Class A member has the option to purchase the entire membership interest of the Class B member.

●
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

●
In the event that more than fifty percent (50%) of the ownership interests in the Class B member are transferred to persons or individuals (other than members of the immediate family of the initial owners of the Class B member) without the consent of Telos ID, the Class A member has the option to purchase the entire membership interest of the Class B member.

Index
●
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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $362,000 and $747,000 for the three and six months ended June 30, 2015, respectively.  Prior to the Transaction, the Class A member owns 60% of Telos ID, as mentioned above, and as such is allocated 60% of the profits, which was $0.5 million and $0.9 million for the three and six months ended June 30, 2014, respectively. The Class B member owns 40% of Telos ID, and as such is allocated 40% of the profits, which was $343,000 and $601,000 for the three and six months ended June 30, 2014, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. The Class B member received a total of $961,000 for the three and six months ended June 30, 2015, and $257,000 and $705,000 for the three and six months ended June 30, 2014, respectively, of such distributions.

    The following table details the changes in non-controlling interest for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-controlling interest, beginning of period	$969	$264	$584	$454
Net income	362	343	747	601
Distributions	(961)	(257)	(961)	(705)
Non-controlling interest, end of period	$370	$350	$370	$350

Index

Note 3.                          Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of June 30, 2015 and December 31, 2014.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment.  As of June 30, 2015, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements.  Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense was $0.6 million and $1.1 million for each of the three and six months ended June 30, 2015 and 2014.  Amortization expense will be $2.3 million annually, through June 30, 2016.  Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of June 30, 2015, no impairment charges were taken.

Other intangible assets consist of the following (in thousands):

	June 30, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets	$11,286	$9,029	$11,286	$7,900
	$11,286	$9,029	$11,286	$7,900

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

As of June 30, 2015 and December 31, 2014, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of June 30, 2015 and December 31, 2014, the carrying value of the Senior Redeemable Preferred Stock was $2.0 million.  Since there have been no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2014.

As of June 30, 2015 and December 31, 2014, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $122.0 million and $120.1 million, respectively, and the estimated fair market value was $36.2 million and $43.0 million, respectively, based on quoted market prices.

Index
Note 5.                          Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of June 30, 2015 and December 31, 2014, the accounts payable and other accrued payables consisted of $13.1 million and $13.6 million, respectively, in trade account payables and $2.5 million and $4.2 million, respectively, in accrued payables.

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

On December 24, 2014, the Facility was amended to provide for Wells Fargo's consent to the sale of 10% of our membership interests in Telos ID to the Class B member of Telos ID and to specify the amount of the transaction proceeds that were to be applied to the term loan component of the Facility. The amendment specifies that $1 million of the proceeds from the sale of the membership interests will be applied to the term loan component of the Facility, with the remaining balance of the proceeds being applied to the revolving component of the Facility.  As of December 31, 2014, the $1 million application to the term loan had not occurred and accordingly this amount is classified as a current liability, which, when added to the regular quarterly amortization of the term loan, resulted in a total short term liability of $2.3 million related to the Facility as of December 31, 2014. Additional information regarding the sale transaction is disclosed in Note 2 – Non-controlling Interests.

On February 27, 2015, the Facility was amended to change the February 28, 2015 dates specified in the November 2014 amendment to March 23, 2015. On March 19, 2015, the Facility was amended to change the March 23, 2015 dates specified in the February 2015 amendment to March 31, 2015.

On March 31, 2015, the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amends the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflect the Company's current and near-term projected utilization of the Facility. The Twelfth Amendment requires quarterly installment payments of $350,000 beginning April 1, 2015, with a final installment of unpaid principal amount payable on April 1, 2016, the maturity date of the amended Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment authorizes the issuance of $5 million in subordinated notes to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. The Twelfth Amendment also establishes a minimum excess availability requirement under the revolving component of $1.25 million and allows for the payment of interest under the Porter Notes, subject to separate subordination agreements. In consideration for the closing of the Twelfth Amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

On August 12, 2015, the Facility was amended to extend the maturity date to July 1, 2016.

Index
Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of June 30, 2015, we had not elected the LIBOR Rate option.  The Twelfth Amendment also amended the interest rate on the components of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing is effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 5%.  Upon receipt by Wells Fargo of our quarterly financial statements, starting with the June 2015 financials, pricing will be redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA for each quarter (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, which is the case for the quarter ended June 30, 2015, the second tier interest rate pricing becomes effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 3.75%.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.
    As of June 30, 2015, the interest rate on the Facility was 5.5%, subject to the pricing adjustment discussed above for the achievement of plan EBITDA, which will reduce the interest rate going forward to 4.25%, assuming continued plan achievement. We incurred interest expense in the amount of $0.2 million and $0.3 million for the three and six months ended June 30, 2015 and 2014, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The financial covenants also include minimum EBITDA, minimum recurring revenue and a limit on capital expenditures. In conjunction with the March 2014 amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants. In conjunction with the Twelfth Amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. Prior to the March 2014 amendment, the term loan component of the Facility amortized at 5% per year, which was paid in quarterly installments and was classified as current on the consolidated balance sheets.  Since July 1, 2014, the quarterly installment repayments had been $250,000, but the Twelfth Amendment increased the quarterly installment payment to $350,000, effective with the April 1, 2015 installment.  The remaining balance of the term loan, or $3.9 million, and the revolving component of the Facility mature over the period 2015 through July 1, 2016.

At June 30, 2015, we had outstanding borrowings of $9.4 million on the Facility, which included a $3.9 million balance of the term loan, of which $1.4 million was short-term.   At December 31, 2014, we had outstanding borrowings of $10.9 million on the Facility, which included the $5.5 million term loan, of which $2.3 million was short-term.   At June 30, 2015 and December 31, 2014, we had unused borrowing availability on the Facility of $4.6 million and $4.9 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.8% and 5.6% for the six months ended June 30, 2015 and 2014, respectively.

Index
The following are maturities of the Facility presented by year (in thousands):

	2015	2016	Total
Short-term:
Term loan	$1,400	$--	$1,400	[1]
Long-term:
Term loan	$--	$2,500	$2,500	[1]
Revolving credit	--	5,521	5,521	[2]
Subtotal	$--	$8,021	$8,021
Total	$1,400	$8,021	$9,421

[1]	The principal will be repaid in quarterly installments of $350,000, with a final installment of the unpaid principal amount payable on July 1, 2016.
[2]	Balance due represents balance as of June 30, 2015, with fluctuating balances based on working capital requirements of the Company.

Subordinated Notes
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter agreed to loan the Company up to $5 million, with the first tranche of $2.5 million loaned on or about March 31, 2015 and the second tranche of up to $2.5 million expected to be received no later than May 15, 2015. As of June 30, 2015, the second tranche of up to $2.5 million has not been received and the Company cannot estimate whether and, if so, when this second tranche may be received. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum would bear interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty.

We incurred interest expense in the amount of $75,000 and $78,000 for the three and six months ended June 30, 2015, respectively, on the Porter Notes.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2015, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2017.

As of June 30, 2015, Mr. John Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of June 30, 2015, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

At June 30, 2015 and December 31, 2014, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2015.

At June 30, 2015 and December 31, 2014, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.5 million.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $33,000 for each of the three and six months ended June 30, 2015 and 2014, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2015 and December 31, 2014 was 3,185,586. The Public Preferred Stock is quoted on the OTC Bulletin Board and the OTC Pink marketplace.

Index
 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy.  Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on July 1, 2016.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.  Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility and the Porter Notes, prohibit, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2015.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $90.2 million and $88.2 million as of June 30, 2015 and December 31, 2014, respectively.  We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2015 and 2014, which was recorded as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent  to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $122.0 million and $120.1 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2015 and December 31, 2014, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index
Note 7.                          Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three and six months ended June 30, 2015 and 2014, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.   Accordingly, we recorded an approximately $0.5 million and $1.2 million income tax benefit for three and six months ended June 30, 2015, respectively, and $1.4 million and $0.9 million income tax benefit for the three and six months ended June 30, 2014, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $715,000 and $708,000 of unrecognized tax benefits required to be recorded as of June 30, 2015 and December 31, 2014, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Additionally, management evaluated the results of operations for 2014 and the continued impact of contract delays as well as other government budgetary funding issues, and determined the need to raise additional working capital.  Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued subordinated notes in amounts of up to $5 million to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock, which was to have been funded in two tranches of up to $2.5 million each. The first tranche in the amount of $2.5 million was funded on or about March 31, 2015. As of June 30, 2015, the second tranche of up to $2.5 million has not been received and the Company cannot estimate whether and, if so, when this second tranche may be received. Should management determine that additional capital is required, management would likely look to these sources of funding first to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.  With the additional proceeds of the December 2014 Telos ID sale and the Porter Notes, management believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $3.8 million and $4.2 million as of June 30, 2015 and December 31, 2014, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court").  A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock. As of June 30, 2015, Costa Brava and Wynnefield own 12.7% and 12.8%, resepectively, of the outstanding Public Preferred Stock.

On April 24, 2014, the Circuit Court held a hearing on certain motions to dismiss, pursuant to Maryland Rule 2-502, filed by the Telos Defendants ("Motions to Dismiss), following which the Circuit Court received additional briefing from the parties.  No decision has been rendered on the Motions to Dismiss and the matter remains pending. No material developments occurred in this litigation during the three months ended June 30, 2015.

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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava and Class D Directors of Telos filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date.  No material developments occurred in this litigation during the three months ended June 30, 2015.

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

Subsequent Events
On August 12, 2015, the Facility was amended to extend the maturity date to July 1, 2016.

Index
Note 9.                          Related Party Transactions

Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $76,000 and $151,000 for the three and six months ended June 30, 2015, respectively, and $159,000 and $253,000 for three and six months ended June 30, 2014, respectively. Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as of June 30, 2015 and December 31, 2014.

On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter agreed to loan the Company up to $5 million, with the first tranche of $2.5 million loaned on or about March 31, 2015 and the second tranche of up to $2.5 million expected to be received no later than May 15, 2015. As of June 30, 2015, the second tranche of up to $2.5 million has not been received and the Company cannot estimate whether and, if so, when this second tranche may be received. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum would bear interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $75,000 and $78,000 for the three and six months ended June 30, 2015, respectively, on the Porter Notes.

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

●
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

Backlog
Funded backlog as of June 30, 2015 and 2014 was $53.8 million and $64.4 million, respectively.  Funded backlog was $68.3 million at December 31, 2014.

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

Index
We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contract ("GWAC"), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The original NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The period of performance for the award of new task orders under the contract ended on September 30, 2013.  Previously awarded task orders that contain periods of performance that extend past September 30, 2013, including exercisable option years under existing task orders, are not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest has been filed over the Telos contract award, protests filed by other bidders have resulted in a recommendation by the Government Accountability Office that the U.S. Air Force re-evaluate proposals and make a new source selection decision.  As a result of the delays in the NETCENTS-2 procurement, some government orders that could have been issued through NETCENTS-2 have been issued through other contract vehicles, under which we are not prime contract awardees.  This has contributed to declines in revenues and margins below historical performance levels.  Subsequent to the Air Force's reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015. While we historically derived a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule.  However, we have not been awarded significant delivery orders under EAGLE II due in part to government funding issues for the Department of Homeland Security.

Faced with significant budget pressures, in recent years, the U.S. Government has implemented reductions in government spending, including reductions in appropriations for the DoD and other federal agencies, pursuant to the Budget Control Act of 2011 ("BCA"), as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013. Pursuant to the terms of the BCA, a sequestration went into effect in March 2013 resulting in a 7.8% reduction to the DoD budget for fiscal year ("FY") 2013 to $495.5 billion, excluding funding for military personnel. The DoD budget was approximately $496 billion in FY 2014 and remains at a similar level in FY 2015. Under the BCA, funding for the DoD base budget is expected to increase very modestly to approximately $500 billion for FY 2016. In the years beyond FY 2016, the BCA permits annual increases for DoD base budget funding of about 2.4% with such caps remaining in force through FY 2023. The Executive Office of the President has publicly signaled its intent to submit DoD budget requests that are significantly higher than the BCA caps, as it did in submitting the FY 2016 budget request and the associated FY 2016 Fiscal Year Defense Program on February 2, 2015 with all years exceeding the caps under the BCA. Such levels of DoD budget funding would require the Congress to enact legislation to raise the BCA caps. In the event DoD appropriations exceed the BCA caps in any fiscal year through FY 2023, across-the-board sequestration would go into effect, as occurred in 2013. Consequently, the DoD's overall future spending levels remain uncertain and we are unable to specifically predict potential changes to future DoD budgets on our programs and the effect that the foregoing would have on our future financial performance.

Index
The principal element of the Company's operating expenses as a percentage of sales for the three and six months ended June 30, 2015 and 2014 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6	81.4	76.7	80.0
Selling, general, and administrative expenses	25.9	33.7	28.0	33.2

Operating loss	(3.5)	(15.1)	(4.7)	(13.2)

Other income	----	0.8	----	0.4
Interest expense	(4.5)	(4.3)	(4.6)	(4.4)

Loss before income taxes	(8.0)	(18.6)	(9.3)	(17.2)
Benefit for income taxes	1.6	4.8	2.0	1.5
Net loss	(6.4)	(13.8)	(7.3)	(15.7)
Less: Net income attributable to non-controlling interest	(1.1)	(1.2)	(1.2)	(1.0)
Net loss attributable to Telos Corporation	(7.5)%	(15.0)%	(8.5)%	(16.7)%

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenue increased by 10.4% to $32.0 million for the second quarter of 2015, from $29.0 million for the same period in 2014. Services revenue increased to $25.0 million for the second quarter of 2015 from $24.2 million for the same period in 2014, primarily attributable to increases in sales of $1.1 million of Cyber Operations and Defense solutions in secure networks deliverables under several delivery orders for Telos-installed solutions, $0.4 million of Cyber Operations and Defense solutions in information assurance deliverables, offset by decreases in sales of  $0.3 million of Secure Communications solutions, and $0.1 million of Identity Management solutions.   The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $7.0 million for the second quarter of 2015 from $4.8 million for the same period in 2014 under several delivery orders for resold product, primarily attributable to increases in sales of $2.0 million of Identity Management solutions, $0.2 million of Secure Communications solutions, $0.1 million of proprietary software in Cyber Operations and Defense information assurance deliverables, offset by a decrease in sales of $0.1 million of Cyber Operations and Defense solutions in secure networks deliverables.

Cost of sales increased by 5.3% to $24.9 million for the second quarter of 2015 from $23.6 million for the same period in 2014, primarily due to an increase in revenue of $3.0 million, coupled with a decrease in cost of sales as a percentage of revenue of 3.8%.  Cost of sales for services decreased by $0.2 million; and as a percentage of services revenue decreased by 3.4%. Cost of sales for products increased by $1.4 million, and as a percentage of product revenue decreased by 7.0%, primarily due to increases in revenue for proprietary software.  The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Index
Gross profit increased by 32.9% to $7.2 million for the second quarter of 2015 from $5.4 million for the same period in 2014.  Gross margin increased to 22.4% in the second quarter of 2015, from 18.6% for the same period in 2014.  Services gross margin increased to 23.1% from 19.7% due primarily to a change in program mix during the period as noted above.  Product gross margin increased to 19.8% from 12.9% due primarily to an increase in sales of proprietary software.

Selling, general, and administrative expense ("SG&A") decreased by 15.2% to $8.3 million for the second quarter of 2015, from $9.8 million for the same period in 2014, primarily attributable to decreases in accrued bonuses of $1.2 million and legal costs of $0.3 million.

Operating loss was $1.1 million for the second quarter of 2015, compared to an operating loss of $4.4 million for the same period in 2014, due primarily to an increase in gross profit and a decrease in SG&A expense as noted above.

Interest expense increased 15.4% to $1.4 million for the second quarter of 2015, from $1.3 million for the same period in 2014, primarily due to the increases in interest on the Ashburn lease and Porter Notes.

Income tax benefit was $0.5 million for the second quarter of 2015, compared to $1.4 million for the same period in 2014, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $2.4 million for the second quarter of 2015, compared to $4.3 million for the same period in 2014, primarily attributable to the decrease in operating loss for the quarter as discussed above.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenue increased by 1.5% to $60.0 million for the six months ended June 30, 2015 from $59.2 million in the same period in 2014.  Services revenue decreased to $50.3 million for the six months ended June 30, 2015 from $51.8 million for the same period in 2014, primarily attributable to decreases in sales of $1.2 million of Secure Communications solutions, $0.2 million of Cyber Operations and Defense solutions in secure network deliverables under several delivery orders for Telos-installed solutions, and $0.2 million of Cyber Operations and Defense solutions in information assurance deliverables.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $9.7 million for the six months ended June 30, 2015 from $7.3 million for the same period in 2014, primarily attributable to increases in sales of $3.5 million of Identity Management solutions, $0.4 million of proprietary software in Cyber Operations and Defense information assurance deliverables, and $1.2 million of Secure Communications solutions, offset by a decrease in resold product of $1.6 million of Cyber Operations and Defense solutions in secure network deliverables.

Cost of sales decreased by 2.6% to $46.1 million for the six months ended June 30, 2015 from $47.3 million for the same period in 2014.

Gross profit increased by 17.8% to $13.9 million for the six months ended June 30, 2015 from $11.8 million compared to the same period in 2014, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin increased to 23.3% for the six months ended June 30, 2015, from 20.0% in the same period in 2014.

SG&A expense decreased 14.7% to $16.8 million for the six months ended June 30, 2015 from $19.7 million for the same period in 2014, primarily due to decreases in accrued bonuses of $2.3 million and legal costs of $0.5 million.

Index
Operating loss was $2.8 million for the six months ended June 30, 2015, compared to $7.8 million for the same period in 2014, due primarily to an increase of $2.1 million in gross profit and a decrease in SG&A expense as noted above.

Interest expense increased 7.0% to $2.8 million for the six months ended June 30, 2015, from $2.6 million for the same period in 2014, primarily due to increases in interest on the Ashburn lease and Porter Notes, offset by a decrease in interest on the Facility.

Income tax benefit was $1.2 million for the six months ended June 30, 2015, compared to $0.9 million for the same period in 2014, which is based on the estimated annual effective tax rate applied to the pretax income or loss for the six month period, adjusted for the income tax benefit previously provided, based on our expectation of pretax income for the fiscal year.

Net loss attributable to Telos Corporation was $5.2 million for the six months ended June 30, 2015, compared to $9.9 million for the same period in 2014, primarily attributable to the decrease in operating loss as discussed above.

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

Additionally, management evaluated the results of operations for 2014 and the continued impact of contract delays as well as other government budgetary funding issues, and determined the need to raise additional working capital.  Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued subordinated notes in amounts of up to $5 million to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock, which was to have been funded in two tranches of up to $2.5 million each. The first tranche of $2.5 million was funded on or about March 31, 2015. As of June 30, 2015, the second tranche of up to $2.5 million has not been received and the Company cannot estimate whether and, if so, when this second tranche may be received. Should management determine that additional capital is required, management would likely look to these sources of funding first to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.  With the additional proceeds of the December 2014 Telos ID sale and the Porter Notes, management believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future.

Our working capital was $3.8 million and $4.2 million as of June 30, 2015 and December 31, 2014, respectively.

Cash provided by operating activities was $2.6 million for the six months ended June 30, 2015, compared to $6.9 million for the same period in 2014.  Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.  Additionally, net loss was $4.4 million for the six months ended June 30, 2015, compared to $9.3 million for the six months ended June 30, 2014.

Index
Cash used in investing activities was approximately $0.2 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively, due to the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2015 was $2.4 million, compared to $6.6 million for the same period in 2014, primarily attributable to net repayments of $3.6 million to the Facility, distributions of $1.0 million to Telos ID Class B member, offset by proceeds of $2.5 million from the Porter Notes for the six months ended June 30, 2015, and net repayments of $7.1 million to the Facility, distributions of $0.7 million to Telos ID Class B member, offset by proceeds of $1.7 million from the assignment of purchase option under our 2013 lease on our Ashburn headquarters for the six months ended June 30, 2014.

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

Senior Revolving Credit Facility
On March 27, 2014, we amended our $30 million revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to extend the maturity date to November 13, 2015 from November 13, 2014.  In addition, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA (as defined in the Facility) covenants.  The March 2014 amendment also amended the terms of the Facility with respect to repayment on the term loan component.  Prior to the March 2014 amendment, the principal of the term loan component had been repaid in quarterly installments of $93,750.  The March 2014 amendment required quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on November 13, 2015, the maturity date of the amended Facility.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $75,000, plus expenses related to the closing.

On December 24, 2014, the Facility was amended to provide for Wells Fargo's consent to the sale of 10% of our membership interests in Telos ID to the Class B member of Telos ID and to specify the amount of the transaction proceeds that were to be applied to the term loan component of the Facility. The amendment specifies that $1 million of the proceeds from the sale of the membership interests will be applied to the term loan component of the Facility, with the remaining balance of the proceeds being applied to the revolving component of the Facility.  As of December 31, 2014, the $1 million application to the term loan had not occurred and accordingly this amount is classified as a current liability, which, when added to the regular quarterly amortization of the term loan, resulted in a total short term liability of $2.3 million related to the Facility as of December 31, 2014. Additional information regarding the sale transaction is disclosed in Note 2 – Non-controlling Interests.

On February 27, 2015, the Facility was amended to change the February 28, 2015 dates specified in the November 2014 amendment to March 23, 2015. On March 19, 2015, the Facility was amended to change the March 23, 2015 dates specified in the February 2015 amendment to March 31, 2015.

On March 31, 2015, the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amends the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflect the Company's current and near-term projected utilization of the Facility. The Twelfth Amendment requires quarterly installment payments of $350,000 beginning April 1, 2015, with a final installment of unpaid principal amount payable on April 1, 2016, the maturity date of the amended Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment authorizes the issuance of $5 million in subordinated notes to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. The Twelfth Amendment also establishes a minimum excess availability requirement under the revolving component of $1.25 million and allows for the payment of interest under the Porter Notes, subject to separate subordination agreements. In consideration for the closing of the Twelfth Amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

On August 12, 2015, the Facility was amended to extend the maturity date to July 1, 2016.

Index
Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  As of June 30, 2015, we had not elected the LIBOR Rate option.  The Twelfth Amendment also amended the interest rate on the components of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing is effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 5%.  Upon receipt by Wells Fargo of our quarterly financial statements, starting with the June 2015 financials, pricing will be redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA for each quarter (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, which is the case for the quarter ended June 30, 2015, the second tier interest rate pricing becomes effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 3.75%.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of June 30, 2015, the interest rate on the Facility was 5.5%, subject to the pricing adjustment discussed above for the achievement of plan EBITDA, which will reduce the interest rate going forward to 4.25%, assuming continued plan achievement. We incurred interest expense in the amount of $0.2 million and $0.3 million for each of the three and six months ended June 30, 2015 and 2014, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The financial covenants also include minimum EBITDA, minimum recurring revenue and a limit on capital expenditures. In conjunction with the March 2014 amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA covenants.  In conjunction with the Twelfth Amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility. The Twelfth Amendment establishes EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. Prior to the March 2014 amendment, the term loan component of the Facility amortized at 5% per year, which was paid in quarterly installments and was classified as current on the consolidated balance sheets.  Since July 1, 2014, the quarterly installment repayments had been $250,000, but the Twelfth Amendment increased the quarterly installment payment to $350,000, effective with the April 1, 2015 installment.  The remaining balance of the term loan, or $3.9 million, and the revolving component of the Facility mature over the period 2015 through July 1, 2016.

At June 30, 2015, we had outstanding borrowings of $9.4 million on the Facility, which included the $3.9 million term loan, of which $1.4 million was short-term.   At December 31, 2014, we had outstanding borrowings of $10.9 million on the Facility, which included the $5.5 million term loan, of which $2.3 million was short-term. At June 30, 2015 and December 31, 2014, we had unused borrowing availability on the Facility of $4.6 million and $4.9 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.8% and 5.6% for the six months ended June 30, 2015 and 2014, respectively.

Index
Subordinated Notes
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter agreed to loan the Company up to $5 million, with the first tranche of $2.5 million loaned on or about March 31, 2015 and the second tranche of up to $2.5 million expected to be received no later than May 15, 2015. As of June 30, 2015, the second tranche of up to $2.5 million has not been received and the Company cannot estimate whether and, if so, when this second tranche may be received.  Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum would bear interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty.

We incurred interest expense in the amount of $75,000 and $78,000 for the three and six months ended June 30, 2015, respectively, on the Porter Notes.

Redeemable Preferred Stock
 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $124.0 million and $122.1 million at June 30, 2015 and December 31, 2014, respectively.  We recorded dividends of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2015 and 2014, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2015, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2017.

As of June 30, 2015, Mr. John Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of June 30, 2015, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford. Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

At June 30, 2015 and December 31, 2014, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2015.

Index
At June 30, 2015 and December 31, 2014, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.5 million.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $33,000 for the each of the three and six months ended June 30, 2015 and 2014, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared.  In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2015 and December 31, 2014 was 3,185,586. The Public Preferred Stock is quoted on the OTC Bulletin Board and the OTC Pink marketplace.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy.  Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on July 1, 2016.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.  Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility and the Porter Notes, prohibit, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2015.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $90.2 million and $88.2 million as of June 30, 2015 and December 31, 2014, respectively.   We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2015 and 2014, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

Index
In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $122.0 million and $120.1 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2015 and December 31, 2014, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of June 30, 2015, interest on the Facility is charged at 5.5%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.8% and 5.6% for the six months ended June 30, 2015 and 2014, respectively.  The Facility had an outstanding balance of $9.4 million at June 30, 2015.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
Information regarding legal proceedings may be found in Note 8 – Commitments, Contingencies and Subsequent Events to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the second quarter of 2015 in our risk factors as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At June 30, 2015, total undeclared unpaid dividends accrued for financial reporting purposes are $1.5 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2015, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2017.  As of June 30, 2015, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of June 30, 2015, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $90.2 million and $88.2 million in cash dividends as of June 30, 2015 and December 31, 2014, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 ("Charter"), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy.  Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of June 30, 2015 and December 31, 2014.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Index
Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1*	Fourteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated August 12, 2015
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*   filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed"

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)