Form 10-K
period 2015-12-31
TELOS CORP
filed 2016-03-30
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2015:  Not applicable

As of March 23, 2016, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 13, 2016.

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

We generate approximately 77.0% of our revenues by delivering these solutions at a fixed price to our customers.  This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers.  We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

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

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software ("Xacta"). Our Xacta solution is the dominant provider of continuous certification and is used throughout the Department of Defense, intelligence communities and civilian government. We have performed thousands of certifications and our product has been adopted as the risk management framework for numerous enterprises.

We deploy, protect and extend the networks of our customers around the world, as well as secure the communications on the network. We also empower our customers with advanced applications that leverage mobile devices and multi-user, multi-touch interfaces to put mission-critical information literally at users' fingertips.

Through an exclusive subcontractor relationship with Telos ID, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities.  Among these programs is the premier federal identity application, which has issued more than 38,000,000 smart card based secure credentials for active duty uniformed service personnel, Selected Reserve, Department of Defense ("DoD") civilian employees, and eligible contractor personnel.  Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters.  This system has captured over 499,000,000 scans by more than 2,700,000 U.S. Government, U.S. Military and company contractors since its inception.

We would not be able to design, deliver, install, and support any of our solutions without our employees. They are a vital element of our success. We provide competitive pay and benefits and a work environment that promotes employee retention.

Solutions For Our Customers

Our solution development philosophy involves responding to proven market demand with rapid development and continuous innovation in an effort to meet and anticipate our customers' dynamic and evolving requirements.

Our solutions consist of the following:

●	Cyber Operations and Defense:
o
Cyber Security – Solutions and services that assure the security of our customers' information, systems, and networks, including the Xacta IA Manager suite for IT governance, risk management, and compliance. Our information and cyber security consulting services include security assessments, digital forensics, and continuous compliance monitoring.

o
Secure Mobility – Design, engineering and delivery of secure solutions that empower the mobile and deployed workforce in business and government.  Our solutions protect sensitive communication while delivering voice, data, and video at the point of work in classified and unclassified environments.

●
Identity Management – Solutions that establish trusted identities in order to ensure authenticated physical access to offices, workstations, and other facilities; secure digital access to databases, host systems, and other IT resources; and to protect people and organizations against insider threats.

●
IT and Enterprise Solutions – We have the experience with solution development and global integration to meet the requirements of business and government enterprises with secure IT solutions, from organizational messaging and data visualization to network construction and management.

The Technology Behind Our Solutions

●	Techniques: We employ development and production methodologies such as Agile and ISO 9001 to ensure predictability, repeatability, and quality. Techniques such as continuous integration are employed to accelerate the solution development and testing process while at the same time reducing cost and improving quality. We believe such techniques are critical for providing our customers with a high quality user experience.

●	Architecture: The nature of our customers' missions requires our solutions to be highly secure and scalable. Aside from architecting our solutions with these core objectives in mind, we also employ open standards and technologies that afford a high degree of flexibility and interoperability needed to support web-based and netcentric operations.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts (known as "GWACs") which are generally firm fixed-priced or time-and-materials contracts.   For 2015, 2014, and 2013, the Company's revenue derived from firm fixed-price contracts was 77.0%, 74.9%, and 84.1%, respectively, cost plus contracts was 12.0%, 15.4%, and 8.0%, respectively, and time-and-material contracts was 11.0%, 9.7%, and 7.9%, respectively.

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

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2015		2014		2013
			(dollar amounts in thousands)

Federal	$117,328	97.3%	$122,549	96.1%	$203,917	98.3%
State & Local, and Commercial	3,306	2.7%	5,013	3.9%	3,477	1.7%

Total	$120,634	100.0%	$127,562	100.0%	$207,394	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners.

Our People and Culture

As of December 31, 2015, we employed 521 people, which includes 45 from Teloworks, and 83 from Telos ID.  Of our employees, 374 hold security clearances of secret or higher.

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

Funded backlog as of December 31, 2015 and 2014 was $59.2 million and $68.3 million, respectively.

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
We maintain a revolving credit facility (the "Facility") with Wells Fargo Capital Finance, Inc. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slow-down was material in amount and occurred over an extended period of time. Any of the examples described above could have an impact on the Facility, and therefore our liquidity.  In March 2016, our Facility was amended, and the total credit available was reduced from $20 million to $10 million. Our ability to renew the Facility, which matures in January 2017, or to enter into a new credit facility to replace or supplement the Facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to extend, renew or replace the Facility with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (BCA), which established specific limits on annual appropriations for fiscal years 2012-2021. Pursuant to the BCA, which was amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 (BBA), the fiscal year 2013 DoD budget was reduced by 7.8% as compared to fiscal year 2012, and the DoD budget remained essentially flat for fiscal years 2014 and 2015. While the BBA provides for stability and modest growth to the DoD budget through fiscal year 2017, future spending levels are uncertain. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a governmental shut-down and Continuing Resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Additionally, while the BBA eliminates the debt ceiling through fiscal year 2017, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts.  As a result, future U.S. Government defense spending levels are difficult to predict. Significant changes in defense spending or changes in U.S. Government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

Our U.S. government contracts are subject to competitive bidding, both upon initial issuance and re-competition. If we are unable to successfully compete in the bidding process or if we fail to win re-competitions, it could adversely affect our operating performance and lead to an unexpected loss of revenue.
Substantially all of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect that this will continue to be the case. There is often significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:

●	we may expend substantial funds and time to prepare bids and proposals for contracts that may ultimately be awarded to one of our competitors;
●	we may be unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which could result in substantial cost overruns;
●
we may encounter expense and delay if our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract. Additionally, the protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending; and

●
if we are not given the opportunity to re-compete for U.S. government contracts previously awarded to us, we may incur expenses to protect such decision and ultimately may not succeed in competing for or winning such contract renewal.

The U.S. government contracts for which we compete typically have multiple option periods, and if we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon re-competition, it may result in additional costs and expenses and possible loss of revenue, and we will not have an opportunity to compete for these contract opportunities again until such contracts expire.

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
Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represented approximately 77.0% of our 2015 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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
Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:
●	diversion of management attention from running our existing business;
●	possible material weaknesses in internal control over financial reporting;
●	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;
●	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;
●	potential exposure to material liabilities not discovered in the due diligence process;
●	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and
●	unavailability of acquisition financing or unavailability of such financing on reasonable terms.

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

None.

Item 2. Properties

We lease approximately 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia.  The lease expires in May 2029.

 We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID's corporate headquarters.  This sublease will expire on December 31, 2016.

We lease additional office space in four separate facilities located in California, Colorado, Maryland, and New Jersey under various leases expiring through January 2024.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 3, 2016, there were 202 holders of our Class A Common Stock and 10 holders of our Class B Common Stock.  We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 6 – Current Liabilities and Debt Obligations to the Consolidated Financial Statements.

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

As of December 31, 2015, there were 40,238,461 Class A and 4,037,628 Class B Common shares issued and outstanding.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands)
Sales	$120,634	$127,562	$207,394	$226,096	$189,888
Operating (loss) income	(3,617)	(11,644)	6,111	17,700	12,687
(Loss) income before income taxes	(9,237)	(16,600)	867	16,725	6,741
Net (loss) income attributable to Telos Corporation	(15,940)	(12,288)	(2,618)	7,435	1,454

FINANCIAL CONDITION

	As of December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands)
Total assets	$59,964	$73,820	$88,609	$79,156	$89,837
Senior credit facility, long-term (1)	7,144	8,590	19,141	18,559	17,501
Subordinated debt (1)	2,500	----	----	----	----
Note payable (1)	----	----	----	----	12,056
Capital lease obligations, long-term (2)	19,908	20,735	14,901	3,803	4,948
Deferred income taxes, long-term (3)	3,199	----	----	----	----
Senior redeemable preferred stock (4)	2,025	1,958	1,891	4,010	8,227
Public preferred stock (4)	123,919	120,097	116,274	112,451	108,628

(1)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.
(3)	See Note 9 to the Consolidated Financial Statements in Item 8 regarding our income taxes.
(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Our goal is to deliver superior IT solutions that meet or exceed our customers' expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. Our IT solutions consist of the following:

●	Cyber Operations and Defense:
o
Cyber Security – Solutions and services that assure the security of our customers' information, systems, and networks, including the Xacta IA Manager suite for IT governance, risk management, and compliance. Our information and cyber security consulting services include security assessments, digital forensics, and continuous compliance monitoring.

o
Secure Mobility – Design, engineering and delivery of secure solutions that empower the mobile and deployed workforce in business and government.  Our solutions protect sensitive communication while delivering voice, data, and video at the point of work in classified and unclassified environments.

●
Identity Management – Solutions that establish trusted identities in order to ensure authenticated physical access to offices, workstations, and other facilities; secure digital access to databases, host systems, and other IT resources; and protect people and organizations against insider threats.

●
IT and Enterprise Solutions – We have the experience with solution development and global integration to meet the requirements of business and government enterprises with secure IT solutions, from organizational messaging and data visualization to network construction and management.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, income taxes, contingencies and litigation, potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock. Actual results could differ from those estimates.

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

Regarding our deliverables of Cyber Security (formerly Information Assurance) solutions, we provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, "Software Revenue Recognition," as discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

Regarding our deliverables of Secure Mobility (formerly Secure Networks) solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within this area is our Emerging Technologies Group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within the Secure Mobility and Emerging Technologies groups are generally sold as firm-fixed price ("FFP") bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company's customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials ("T&M") services contracts based upon specified billing rates and other direct costs as incurred.

Identity Management (formerly Telos ID) – We provide our identity assurance and access management solutions and services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99.  Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

IT & Enterprise Solutions (formerly Secure Communications) – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System ("AMHS"), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets.  Goodwill is not amortized, but is subject to annual impairment tests.   We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows analysis required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2015. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.   If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations.  Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period. Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2015, no impairment charges were taken.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2015. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability ("hanging credit") related to goodwill remains on our consolidated balance sheet at December 31, 2015.

Results of Operations
We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government.  Our revenues are generated from a number of contract vehicles and task orders.  Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We  believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts.  Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices.  Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2015, 2014, and 2013, the Company's revenue derived from firm fixed-price contracts was 77.0%, 74.9%, and 84.1%, respectively, cost plus contracts was 12.0%, 15.4%, and 8.0%, respectively, and time-and-material contracts was 11.0%, 9.7%, and 7.9%, respectively.

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contract ("GWAC"), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The original NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The period of performance for the award of new task orders under the contract ended on September 30, 2013.  Previously awarded task orders that contain periods of performance that extend past September 30, 2013, including exercisable option years under existing task orders, are not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office ("GAO") that the U.S. Air Force re-evaluate proposals and make a new source selection decision.  As a result of the delays in the NETCENTS-2 procurement, some government orders that could have been issued through NETCENTS-2 have been issued through other contract vehicles, under which we were not prime contract awardees.  This has contributed to declines in revenues and margins below historical performance levels.  Subsequent to the Air Force's reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015. While we historically derived a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule.  However, we have not been awarded significant delivery orders under EAGLE II due in part to government funding issues for the Department of Homeland Security.

On August 31, 2015, we were notified that we were not awarded the re-compete of a contract within our IT & Enterprise Solutions (formerly Secure Communications) area for a government agency. The contract had a total funded value of over $45 million over the past three years and accounted for approximately 11% of revenue for 2015.  We filed a protest of the award with the Court of Federal Claims, which entered a final order denying the protest on February 29, 2016.  On March 4, 2016,  we filed an appeal with the United States Court of Appeals for the Federal Circuit, appealing the decision of the Court of Federal Claims. On that same day, we also filed a request for an injunction pending appeal with the Court of Federal Claims. The Court of Federal Claims has not yet ruled on our request for an injunction pending appeal. We continue to perform under the current contract, which has a period of performance that ends May 22, 2016.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (BCA), which established specific limits on annual appropriations for fiscal years 2012-2021. On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (BBA) into law. The BBA sets fiscal year 2016 and 2017 DoD spending caps that exceed recent DoD budget funding levels. These spending caps are recognized by both the Executive branch and Congress and are therefore expected to lead to a stable budget process for those two years. In addition, while the spending cap increase does not meet the DoD's original fiscal year 2016 base budget funding request or its planned fiscal year 2017 funding level, it should provide for modest growth in the DoD's modernization budgets for fiscal years 2016 and 2017.

Statement of Operations Data
The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	(dollar amounts in thousands)

Revenue	$120,634	100.0%	$127,562	100.0%	$207,394	100.0%
Cost of sales	89,961	74.6	102,609	80.4	168,794	81.4
Selling, general and administrative expenses	34,290	28.4	36,597	28.7	32,489	15.7
Operating (loss) income	(3,617)	(3.0)	(11,644)	(9.1)	6,111	2.9
Other income (expenses):
Non-operating income	19	----	414	0.3	239	0.1
Interest expense	(5,639)	(4.6)	(5,370)	(4.2)	(5,483)	(2.6)
(Loss) income before income taxes	(9,237)	(7.6)	(16,600)	(13.0)	867	0.4
(Provision) benefit for income taxes	(4,265)	(3.5)	5,988	4.7	(1,678)	(0.8)
Net loss	(13,502)	(11.1)	(10,612)	(8.3)	(811)	(0.4)
Less: Net income attributable to non-controlling interest	(2,438)	(2.0)	(1,676)	(1.3)	(1,807)	(0.9)
Net loss attributable to Telos Corporation	$(15,940)	(13.1)%	$(12,288)	(9.6)%	$(2,618)	(1.3)%

Years ended December 31, 2015, 2014, and 2013
Revenue.  Revenue decreased by 5.4% to $120.6 million for 2015 from $127.6 million for 2014.  Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS contract as we have continued to fulfill orders on the contract however, as discussed above, no new orders have been issued since September 2013. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on April 3, 2015, but the contract was not opened for issuance of new orders until July 8, 2015, so 2015 operating results do not include a full year of fulfillment of orders under the new contract.  Services revenue decreased by 5.3% to $97.7 million for 2015 from $103.1 million for 2014, primarily attributable to decreases in sales of $6.1 million of Cyber Operations and Defense in Secure Mobility solutions under several NETCENTS delivery orders for Telos-installed solutions, $2.2 million of IT & Enterprise solutions, offset by an increase in sales of $1.9 million of Cyber Operations and Defense in Cyber Security solutions and $1.0 million of Identity Management solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue decreased by 6.2% to $23.0 million for 2015 from $24.5 million for 2014, primarily attributable to a decrease in sales of $3.9 million of Secure Mobility solutions in resold products and $0.5 million of proprietary software sales in Cyber Operations and Defense in Cyber Security solutions, offset by increases in sales of $2.6 million of Identity Management solutions, and $0.3 million of IT & Enterprise solutions.

Revenue decreased by 38.5% to $127.6 million for 2014 from $207.4 million for 2013.  Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS contract. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on April 3, 2015, but there were no delivery orders issued under the new contract in 2014, due to the government's evaluation of award protests. No protest was filed over the Telos contract award.  Services revenue decreased by 28.2% to $103.1 million for 2014 from $143.5 million for 2013, primarily attributable to decreases in sales of $37.9 million of Cyber Operations and Defense in Secure Mobility solutions deliverables under several NETCENTS delivery orders for Telos-installed solutions, $2.8 million of IT & Enterprise solutions, and $0.8 million of Identity Management solutions, offset by an increase in sales of $1.1 million of Cyber Operations and Defense in Cyber Security solutions.  The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue for 2014 decreased by 61.7% to $24.5 million from $63.9 million for 2013, primarily attributable to a decrease in sales of $44.6 million of Cyber Operations and Defense in Secure Mobility solutions in resold products, offset by increases in sales of $3.3 million of Identity Management solutions and $1.9 million of proprietary software sales in Cyber Operations and Defense in Cyber Security solutions.

Cost of sales.  Cost of sales decreased by 12.3% to $90.0 million for 2015 from $102.6 million for 2014 as a result of decreases in revenue.  Cost of sales for services decreased by $9.4 million, and as a percentage of services revenue decreased by 5.2%, due to a change in the mix and nature of the programs including an increase in sales of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility solutions under NETCENTS.  Cost of sales for product decreased by $3.2 million, primarily due to decreases in product revenue for resold product, and as a percentage of product revenue decreased by 8.7%, primarily due to improved resold product margins.  The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Cost of sales decreased by 39.2% to $102.6 million for 2014 from $168.8 million for 2013 as a result of decreases in revenue.  Cost of sales for services decreased by $27.2 million, and as a percentage of services revenue increased by 3.6%, due to a change in the mix and nature of the programs including an increase in certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility solutions under NETCENTS, and recognition of an estimated loss on a contract in 2014.  Cost of sales for product decreased by $39.0 million, and as a percentage of product revenue decreased by 10.3%, primarily due to decreases in product revenue for resold product, offset by an increase in proprietary software revenue.  The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit.  Gross profit increased by 22.9% to $30.7 million for 2015 from $25.0 million for 2014.  Gross margin increased 5.8% to 25.4% for 2015 from 19.6% for 2014, due to various changes in the mix of contracts in all business lines, primarily increases in sales of Cyber Operations and Defense in Cyber Security solutions.

Gross profit decreased by 35.4% to $25.0 million for 2014 from $38.6 million for 2013.  Gross margin increased 1.0% to 19.6% for 2014 from 18.6% for 2013, due to various changes in the mix of contracts in all business lines, primarily increases in proprietary software sales and Cyber Operations and Defense in Cyber Security solutions.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased 6.3% to $34.3 million for 2015 from $36.6 million for 2014.  Such decrease is primarily attributable to decreases in bonuses of $2.9 million, legal costs of $0.4 million, and travel costs of $0.2 million, offset by an increase in labor costs of $1.4 million.

Selling, general, and administrative expenses increased 12.6% to $36.6 million for 2014 from $32.5 million for 2013.  Such increase is primarily attributable to increases in bonuses of $1.1 million, labor costs of $2.5 million, outside services of $0.9 million, trade shows of $0.1 million, and travel costs of $0.1 million, offset by a decrease in legal costs of $1.0 million.

Interest expense.  Interest expenses increased 5.0% to $5.6 million for 2015 from $5.4 million for 2014, primarily due to increases in interest on the Ashburn lease and Porter Notes (as defined below), offset by a decrease in interest on the Facility (as defined below).

Interest expenses decreased 2.1% to $5.4 million for 2014 from $5.5 million for 2013, primarily due to a decrease in interest on the Facility, offset by an increase in interest on the Ashburn lease.

Components of interest expense are as follows:

	December 31,
	2015	2014	2013
	(amounts in thousands)
Commercial and subordinated note interest incurred	$1,750	$1,481	$1,557
Preferred stock interest accrued	3,889	3,889	3,926
Total	$5,639	$5,370	$5,483

Provision for income taxes.  Income tax provision was $4.3 million for 2015, compared to income tax benefit of $6.0 million for 2014, primarily due to pretax loss of $9.2 million for 2015, compared to $16.6 million for 2014, and an increase in valuation allowance of $7.2 million.  Income tax benefit was $6.0 million for 2014, compared to income tax provision of $1.7 million for 2013, primarily due to pretax loss of $16.6 million for 2014, compared to pretax income of $0.8 million for 2013.

Liquidity and Capital Resources

As described in more detail below, we maintain a revolving credit facility (the "Facility") with Wells Fargo Capital Finance, Inc. ("Wells Fargo"). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity. Our ability to renew the Facility, which matures in January 2017, or to enter into a new credit facility to replace or supplement the Facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to extend, renew or replace the Facility with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Additionally, as a result of operations for 2014, and the continued impact of contract delays as well as other government budgetary funding issues, in 2014 management determined the need to raise additional working capital.  Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued subordinated notes in the amount of $2.5 million to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock.  For 2016, management believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future. Additionally, management may determine that in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results.  For 2016, should management determine that additional capital is required, management would likely look to the sources of funding discussed above first to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

Our working capital was $1.1 million and $4.2 million as of December 31, 2015 and 2014, respectively.
Cash provided by operating activities was $2.7 million for the year ended December 31, 2015, compared to cash provided by operating activities of $6.2 million for the year ended December 31, 2014, and cash provided by operating activities of $4.8 million for 2013. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  In 2015, net loss was $15.9 million, which included $4.3 million of income tax provision and $2.3 million of amortization of intangible assets resulting from the ITL acquisition. In 2014, net loss was $10.6 million, which included $2.3 million of amortization of intangible assets resulting from the ITL acquisition. In 2013, net loss was $0.8 million, which included $2.3 million of amortization of intangible assets resulting from the ITL acquisition.
Cash used in investing activities for the year ended December 31, 2015, 2014, and 2013 was $0.4 million, $0.7 million, and $0.5 million, respectively, which consisted of the purchases of property and equipment.
Cash used in financing activities for year ended December 31, 2015 was $2.3 million, compared to $5.6 million for 2014, and $4.4 million for 2013. The financing activities in 2015 consisted primarily of net repayments of $1.3 million from the Facility, repayments of a $2.3 million of a term loan, proceeds of $2.5 million from subordinated debt, repayments of $0.8 million under capital leases, proceeds of $2.0 million from sale of 10% of Telos ID membership interest, distributions of $2.4 million to the Class B Member of Telos ID. The financing activities in 2014 consisted primarily of net repayments of $7.2 million from the Facility, repayments of $0.8 million under capital leases, repayments of a $0.7 million of a term loan, distributions of $1.5 million to the Class B Member of Telos ID, proceeds of $1.7 million from the assignment of the purchase option under our 2013 lease on our Ashburn headquarters, and proceeds of $3.0 million from sale of 10% of Telos ID membership interest. The financing activities in 2013 consisted primarily of net proceeds of $1.0 million from the Facility, redemption of $2.0 million of senior preferred stock, repayments of $1.2 million under capital leases, repayments of a $0.4 million of a term loan, and distributions of $1.8 million to the Class B Member of Telos ID.
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

Senior Revolving Credit Facility
The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The Facility contains financial covenants including minimum EBITDA, minimum recurring revenue and a limit on capital expenditures.

On July 31, 2013, we amended the Facility with Wells Fargo to extend the maturity date to November 13, 2014 from May 17, 2014.  On March 27, 2014, we amended the Facility to extend the maturity date to November 13, 2015.  In addition, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA (as defined in the Facility) covenants.  The March 2014 amendment also amended the terms of the Facility with respect to repayment on the term loan component.  Since 2010, the principal of the term loan component had been repaid in quarterly installments of $93,750.  The amended Facility required quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on November 13, 2015, the maturity date of the amended Facility.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $75,000, plus expenses related to the closing.

On December 24, 2014, the Facility was amended to provide for Wells Fargo's consent to the sale of 10% of our membership interests in Telos ID to certain private equity investors and to specify the amount of the transaction proceeds that were to be applied to the term loan component of the Facility. The amendment specified that $1 million of the proceeds from the sale of the membership interests would be applied to the term loan component of the Facility, with the remaining balance of the proceeds being applied to the revolving component of the Facility.  As of December 31, 2014, the $1 million application to the term loan had not occurred and accordingly this amount was classified as a current liability, which, when added to the regular quarterly amortization of the term loan, resulted in a total short term liability of $2 million related to the Facility. Additional information regarding the sale transaction is disclosed in Note 2 – Non-controlling Interests.

On February 27, 2015 the Facility was amended to change the February 28, 2015 dates specified in the November 2014 amendment to March 23, 2015. On March 19, 2015, the Facility was amended to change the March 23, 2015 dates specified in the February 2015 amendment to March 31, 2015.

On March 31, 2015, the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amended the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflected the Company's projected utilization of the Facility. The Twelfth Amendment required quarterly installment payments of $350,000 beginning April 1, 2015, and extended the maturity date to April 1, 2016. The Twelfth Amendment established EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment authorized the issuance of $5 million in subordinated notes to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. The Twelfth Amendment also established a minimum excess availability requirement under the revolving component of $1.25 million and allowed for the payment of interest under the Porter Notes, subject to separate subordination agreements. In conjunction with the Twelfth Amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility. In consideration for the closing of the Twelfth Amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  The Twelfth Amendment also amended the interest rate on the components of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing was effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 5%.  Upon receipt by Wells Fargo of our quarterly financial statements, starting with the June 2015 financials, pricing will be redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA for each quarter (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, which was the case for the quarter ended June 30, 2015, the second tier interest rate pricing becomes effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 3.75%.  As of December 31, 2015, we had not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of December 31, 2015, the interest rate on the Facility was 5.75%.   We incurred interest expense in the amount of $0.6 million, $0.7 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, on the Facility.

On June 11, 2013, the Facility was amended to allow for the further redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

On August 12, 2015, the Facility was amended to extend the maturity date to July 1, 2016. On November 17, 2015, the Facility was further amended to extend the maturity date to October 1, 2016, and the EBITDA covenant for the period ending September 30, 2015 was reset to more accurately reflect the Company's revised estimates of operating results. On February 19, 2016, the Facility was amended, effective February 15, 2016, and the EBITDA covenant for the period ending December 31, 2015 was revised to more accurately reflect the Company's estimates of operating results. As of December 31, 2015, we were in compliance with the Facility's financial covenants, including EBITDA covenants.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amends the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflect the Company's projected utilization of the Facility. The Seventeenth Amendment sets the quarterly EBITDA (as defined by the Facility) covenants to more accurately reflect the Company's current operating budget. All other financial covenants remain unchanged.  The Seventeenth Amendment eliminates the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increases the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increases the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company does not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment is not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million term loan, of which $1.4 million was short-term.   At December 31, 2014, the outstanding borrowings on the Facility were $10.9 million, which included the $5.5 million term loan, of which $2.3 million was short-term.  At December 31, 2015 and 2014, we had unused borrowing availability on the Facility of $5.8 million and $4.9 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.7% and 5.6% for the years ended December 31, 2015 and 2014, respectively.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $229,000 on the Porter Notes for 2015. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

Redeemable Preferred Stock
We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provide for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock has been fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $125.9 million and $122.1 million at December 31, 2015 and 2014, respectively.  We recorded dividends of $3.9 million each for the years ended December 31, 2015 and 2014, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2015, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2018.

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

At December 31, 2015 and 2014, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.  Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2015.

At December 31, 2015 and 2014, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million and $1.5 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $67,000, $67,000, and $103,000 for the years ended December 31, 2015, 2014, and 2013, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2015 and 2014, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2015 and 2014.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on January 2017.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2015.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $92.1 million and $88.2 million as of December 31, 2015 and 2014, respectively.   We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2015, 2014, and 2013, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $123.9 million and $120.1 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2015 and 2014, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2015 (in thousands):

		Payments due by Period
	Total	2016	2017 - 2019	2020 - 2022	2023 and later

Capital lease obligations (1)	$29,105	$1,854	$5,842	$6,291	$15,118
Senior revolving credit facility (2)	8,544	1,400	7,144	----	----
Subordinated debt	2,500	----	2,500	----	----
Operating lease obligations	2,722	531	909	927	355
	$42,871	$3,785	$16,395	$7,218	$15,473

Senior preferred stock (3)	$2,025
Public preferred stock (4)	123,919
	$125,944
Total	$168,815
(1) Includes interest expense:	$8,369	$1,027	$2,798	$2,268	$2,276
(2)   Amount does not include interest on the Facility as we are unable to predict the amounts of interest due to the short-term nature of the advances and repayments.   Interest expense for 2015 was $0.6 million.
(3)   In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2015, and includes accrual of accumulated dividends of $1.6 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $67,000.
(4)   In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2015, and includes accrual of accumulated dividends and accretion of $117.5 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period.  Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown.  Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.4 million, $0.7 million, and $0.5 million for 2015, 2014, and 2013, respectively.  We presently anticipate capital expenditures of approximately $2.1 million in 2016; however, there can be no assurance that this level of capital expenditures will occur.  We believe that available cash and borrowings under the amended Facility will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2016.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
    We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of December 31, 2015, interest on the Facility is charged at 5.75%.  The effective average interest rates on the outstanding borrowings under the Facility in 2015 and 2014 were 6.7% and 5.6%, respectively.  The Facility had an outstanding balance of $8.5 million at December 31, 2015.

Item 8. Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	26

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	27

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013	28

Consolidated Balance Sheets as of December 31, 2015 and 2014	29 - 30

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013	31 - 32

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2015, 2014, and 2013	33

Notes to Consolidated Financial Statements	34 – 55

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telos Corporation
Ashburn, Virginia
We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

McLean, Virginia

March 30, 2016

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Revenue (Note 5)
Services	$97,659	$103,071	$143,489
Products	22,975	24,491	63,905
	120,634	127,562	207,394
Costs and expenses
Cost of sales – Services	73,079	82,481	109,676
Cost of sales – Products	16,882	20,128	59,118
	89,961	102,609	168,794
Selling, general and administrative expenses	34,290	36,597	32,489

Operating (loss) income	(3,617)	(11,644)	6,111
Other income (expenses)
Non-operating income	19	414	239
Interest expense	(5,639)	(5,370)	(5,483)
(Loss) income before income taxes	(9,237)	(16,600)	867
(Provision) benefit for income taxes (Note 9)	(4,265)	5,988	(1,678)

Net loss	(13,502)	(10,612)	(811)

Less: Net income attributable to non-controlling interest (Note 2)	(2,438)	(1,676)	(1,807)
Net loss attributable to Telos Corporation	$(15,940)	$(12,288)	$(2,618)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(13,502)	$(10,612)	$(811)
Other comprehensive loss:
Foreign currency translation adjustments	(6)	(3)	(24)
Actuarial loss on pension liability adjustments, net of tax	(2)	--	--
Total other comprehensive loss, net of tax	(8)	(3)	(24)
Comprehensive income attributable to non-controlling interest	(2,438)	(1,676)	(1,807)
Comprehensive loss attributable to Telos Corporation	$(15,948)	$(12,291)	$(2,642)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2015	2014
Current assets (Note 6)
Cash and cash equivalents	$58	$32
Accounts receivable, net of reserve of $485 and $372, respectively (Note 5)	19,045	22,522
Inventories, net of obsolescence reserve of $1,457 and $1,366, respectively	2,901	3,345
Deferred program expenses	734	1,391
Other current assets	3,105	6,144
Total current assets	25,843	33,434
Property and equipment (Note 6)
Furniture and equipment	7,381	11,623
Leasehold improvements	2,418	2,431
Property and equipment under capital leases	30,829	30,849
	40,628	44,903
Accumulated depreciation and amortization	(23,366)	(25,990)
	17,262	18,913
Deferred income taxes - long-term (Note 9)	-	1,914
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	1,129	3,386
Other assets (Note 6)	814	1,257
Total assets	$59,964	$73,820

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2015	2014
Current liabilities
Accounts payable and other accrued payables (Note 6)	$12,678	$17,816
Accrued compensation and benefits	4,755	4,203
Deferred revenue	3,466	3,344
Senior credit facility – short-term (Note 6)	1,400	2,300
Capital lease obligations – short-term (Note 10)	827	772
Other current liabilities	1,644	1,774
Total current liabilities	24,770	30,209
Senior revolving credit facility (Note 6)	7,144	8,590
Subordinated debt (Note 6)	2,500	--
Capital lease obligations (Note 10)	19,908	20,735
Deferred income taxes (Note 9)	3,199	--
Senior redeemable preferred stock (Note 7)	2,025	1,958
Public preferred stock (Note 7)	123,919	120,097
Other liabilities	882	717
Total liabilities	184,347	182,306
Commitments, contingencies and subsequent events (Notes 10 and 13)

Stockholders' deficit (Note 8)
Telos stockholders' deficit
Class A common stock, no par value, 50,000,000 shares authorized, 40,238,461 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	3,229	3,229
Accumulated other comprehensive income	37	45
Accumulated deficit	(128,362)	(112,422)
Total Telos stockholders' deficit	(125,018)	(109,070)
Non-controlling interest in subsidiary (Note 2)	635	584
Total stockholders' deficit	(124,383)	(108,486)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$59,964	$73,820

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(13,502)	$(10,612)	$(811)
Adjustments to reconcile net loss to cash provided by operating activities:
Gain on redemption of senior preferred stock	--	--	(222)
Stock-based compensation	--	12	43
Dividends of preferred stock as interest expense	3,889	3,890	3,926
Depreciation and amortization	4,291	4,251	3,817
Provision for inventory obsolescence	92	1,359	1
Provision for doubtful accounts receivable	113	51	2
Amortization of debt issuance costs	152	36	71
Deferred income tax provision (benefit)	5,113	(4,035)	195
Loss on disposal of fixed asssets	11	56	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,364	23,059	(11,755)
Decrease in inventories	352	181	5,391
Decrease (increase) in deferred program expenses	657	(815)	4,705
Decrease (increase) in other current assets and other assets	1,330	(3,192)	259
(Decrease) increase in accounts payable and other accrued payables	(3,840)	(6,490)	390
Increase (decrease) in accrued compensation and benefits	552	(1,738)	976
Increase (decrease) in deferred revenue	122	576	(3,327)
Increase (decrease) in other current liabilities and other liabilities	27	(405)	1,149
Cash provided by operating activities	2,723	6,184	4,810
Investing activities:
Purchases of property and equipment	(394)	(665)	(539)
Cash used in investing activities	(394)	(665)	(539)
Financing activities:
Proceeds from senior credit facility	139,072	163,112	244,746
Repayments of senior credit facility	(139,118)	(171,363)	(243,476)
Repayments of term loan	(2,300)	(688)	(375)
(Decrease) increase in book overdrafts	(1,298)	1,016	(238)
Proceeds from subordinated debt	2,500	--	--
Proceeds from assignment of purchase option under lease	--	1,669	--
Payments under capital lease obligations	(772)	(779)	(1,242)
Redemption of senior preferred stock	--	--	(2,000)
Proceeds from sale of Telos ID 10% membership interest	2,000	3,000	--
Distributions to Telos ID Class B member – non-controlling interest	(2,387)	(1,548)	(1,821)
Cash used in financing activities	(2,303)	(5,581)	(4,406)
Increase (decrease) in cash and cash equivalents	26	(62)	(135)
Cash and cash equivalents, beginning of the year	32	94	229
Cash and cash equivalents, end of year	$58	$32	$94

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,523	$1,497	$1,533
Income taxes	$65	$879	$849
Noncash:
Interest on redeemable preferred stock	$3,889	$3,890	$3,926
Financing of capital leases	$--	$5,680	$11,712
Receivable from sale of Telos ID 10% membership interest	$--	$2,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
Balance December 31, 2012	$65	$13	$103	$72	$(97,516)	$468	$(96,795)
Net (loss) income for the year	--	--	--	--	(2,618)	1,807	(811)
Foreign currency translation loss	--	--	--	(24)	--	--	(24)
Stock-based compensation	--	--	43	--	--	--	43
Distributions	--	--	--	--	--	(1,821)	(1,821)
Balance December 31, 2013	$65	$13	$146	$48	$(100,134)	$454	$(99,408)
Net (loss) income for the year	--	--	--	--	(12,288)	1,676	(10,612)
Sale of Telos ID membership interest	--	--	3,071	--	--	2	3,073
Foreign currency translation loss	--	--	--	(3)	--	--	(3)
Stock-based compensation	--	--	12	--	--	--	12
Distributions	--	--	--	--	--	(1,548)	(1,548)
Balance December 31, 2014	$65	$13	$3,229	$45	$(112,422)	$584	$(108,486)
Net (loss) income for the year	--	--	--	--	(15,940)	2,438	(13,502)
Foreign currency translation loss	--	--	--	(6)	--	--	(6)
Pension liability adjustments	--	--	--	(2)	--	--	(2)
Distributions	--	--	--	--	--	(2,387)	(2,387)
Balance December 31, 2015	$65	$13	$3,229	$37	$(128,362)	$635	$(124,383)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization
Telos Corporation, together with its subsidiaries, (the "Company" or "Telos" or "We") is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation.  We also have a 50% ownership interest in Telos Identity Management Solutions, LLC ("Telos ID") and a 100% ownership interest in Teloworks, Inc. ("Teloworks").

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

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and assess performance. We currently operate in one operating and reportable business segment for financial reporting purposes.  We currently have the following three business lines:  Cyber Operations and Defense, Identity Management, and IT & Enterprise Solutions. Our Chief Executive Officer is the CODM. Our CODM manages our business primarily by function and reviews financial information on a consolidated basis, accompanied by disaggregated information by line of business as well as certain operational data, for purposes of allocating resources and evaluating financial performance. The CODM only evaluates profitability based on consolidated results.

Use of Estimates
The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, income taxes, contingencies and litigation, potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock. Actual results could differ from those estimates.

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

Regarding our deliverables of Cyber Security (formerly Information Assurance) solutions, we provide Xacta IA Manager software and cybersecurity services to our customers.  The software and accompanying services fall within the scope of ASC 985-605, "Software Revenue Recognition," as discussed above.  We provide consulting services to our customers under either a FFP or T&M basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

Regarding our deliverables of Secure Mobility (formerly Secure Networks) solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. Also, within this area is our Emerging Technologies Group creating innovative, custom-tailored solutions for government and commercial enterprises.  The solutions within the Secure Mobility and Emerging Technologies groups are generally sold as firm-fixed price ("FFP") bundled solutions.  Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones.  Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained.  For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company's customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials ("T&M") services contracts based upon specified billing rates and other direct costs as incurred.

Identity Management (formerly Telos ID) – We provide our identity assurance and access management solutions and services and sell information technology products, such as computer laptops and specialized printers, and consumables, such as identity cards, to our customers. The solutions are generally sold as FFP bundled solutions, which would typically fall within the scope of ASC 605-25 and ASC 605-10-S99.  Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred.

IT & Enterprise Solutions (formerly Secure Communications) – We provide Secure Information eXchange (T-6) suite of products which include the flagship product the Automated Message Handling System ("AMHS"), Secure Collaboration, Secure Discovery, Secure Directory and Cross Domain Communication, as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs.  Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $4.4 million and $4.7 million at December 31, 2015 and 2014, respectively.  As of December 31, 2015, it is management's judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2015	$1,366	$92	$(1)	$1,457
Year Ended December 31, 2014	$417	$1,359	$(410)	$1,366
Year Ended December 31, 2013	$416	$1	$--	$417

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2015, 2014, and 2013, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

Our policy on internal use software is in accordance with ASC 350, "Intangibles- Goodwill and Other." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. We expensed all such software development costs in 2015, 2014, and 2013, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $2.0 million, $2.0 million, and $1.6 million for the years ended December 31, 2015, 2014, and 2013.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2015.  We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability ("hanging credit") related to goodwill remains on our consolidated balance sheet at December 31, 2015.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values.   Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2015. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.   If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations.  Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2015, no impairment charges were taken.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. In March 2013, we granted 4,312,000 shares of restricted stock (Class A common) to our executive officers and employees.  There were no grants issued in 2015.  As of December 31, 2015, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full.  In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Research and Development
For all years presented, we charge all research and development costs to expense as incurred. For research and development costs for software to be sold, leased or otherwise marketed, such costs are capitalized once technological feasibility is reached. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant. During 2015, 2014, and 2013, we incurred salary costs for research and development of approximately $2.1 million, $2.2 million, and $1.7 million, respectively, which are included as part of the selling, general and administrative expense in the consolidated statements of operations.

Earnings (Loss) per Share
As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. Our accumulated other comprehensive income was comprised of a loss from foreign currency translation of $70,000 and $64,000 as of December 31, 2015 and 2014, respectively; and actuarial gain on pension liability adjustments in Teloworks of $107,000 and $109,000 as of December 31, 2015 and 2014, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  The new standard addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The new standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted.  The adoption of this update will not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs."  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset.  In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," which clarified that this guidance is not required to be applied to line-of-credit arrangements. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this update will not have a material impact on our consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. The provisions of the ASU are effective for periods beginning after December 15, 2016. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have elected to early adopt this requirement retrospectively in the current period. We reclassified $1.0 million of net current deferred income tax assets from current to noncurrent at December 31, 2014.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The guidance in this update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. We are currently assessing the impact the adoption of this ASU will have on our consolidated financial position, results of operations and cash flows.

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

On December 24, 2014 (the "Closing Date"), we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), between the Company and the Investors, pursuant to which the Investors acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $0 million (the "Transaction"). In connection with the Transaction, the Company and the Investors entered into the Second Amended and Restated Operating Agreement (the "Operating Agreement") governing the business, allocation of profits and losses and management of Telos ID. Under the Operating Agreement, Telos ID is managed by a board of directors comprised of five (5) members (the "Telos ID Board"). The Operating Agreement provides for two classes of membership units, Class A (owned by the Company) and Class B (owned by the Investors). The Class A member (the Company) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint three (3) members of the Telos ID Board. The Class B member (the Investors) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint two (2) members of the Telos ID Board. Notwithstanding the foregoing, the allocations of profits and losses and distributions (including any distributions that relate to the year ending December 31, 2014, that are paid in a subsequent year) from the Closing Date through and including December 31, 2014, continued to be governed by the operating agreement of Telos ID in effect prior to the Closing Date and allocated based on the percentages of ownership prior to the Closing Date.

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

●
The Class B member has the option to sell its interest to the Class A member at any time if there is not a letter of intent to sell Telos ID, a binding contract to sell all of the assets or membership interests in Telos ID, or a standstill for due diligence with respect to a sale of Telos ID. Notwithstanding the foregoing, the Class A member will not be obligated to purchase the interest of the Class B member if that purchase would constitute a violation of the Facility or if a Default or Event of Default (as each is defined in the Facility) would occur immediately after giving effect to that purchase and the Agent refuses to consent to that purchase or to waive such violation, Default, or Event of Default.

If either the Class A member or the Class B member elects to sells its interest or buy the other member's interest upon the occurrence of any of the foregoing events, the purchase price for the interest will be based on an appraisal of Telos ID prepared by a nationally recognized investment banker. If the Class A member fails to satisfy its obligation, subject to the restrictions in the Purchase Agreement, to purchase the interest of the Class B member under the Operating Agreement, the Class B member may require Telos ID to initiate a sales process for the purpose of seeking an offer from a third party to purchase Telos ID that maximizes the value of Telos ID. The Telos ID Board must accept any offer from a bona fide third party to purchase Telos ID if that offer is approved by the Class B member, unless the purchase of Telos ID would violate the terms of the Facility or result in the occurrence of a Default or Event of Default and the Agent does not consent to that purchase or waive the violation, Default, or Event of Default.  The sale process is the sole remedy available to the Class B member if the Class A member does not purchase its membership interest.  Under such a forced sale scenario, a sales process would result in both members receiving their proportionate membership interest shares of the sales proceeds and both members would always be entitled to receive the same form of consideration.

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $2.4 million for 2015.  Prior to the Transaction, the Class A member owned 60% of Telos ID, as mentioned above, and as such was allocated 60% of the profits, which was $2.5 million and $2.7 million for 2014 and 2013, respectively.  The Class B member owned 40% of Telos ID prior to the Transaction, and as such was allocated 40% of the profits, which was $1.7 million and $1.8 million for 2014 and 2013, respectively.  The Class B member was the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. During the year ended December 31, 2015, 2014, and 2013, the Class B membership unit received a total of $2.4 million, $1.5 million and $1.8 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2015, 2014, and 2013 (in thousands):
	2015	2014	2013
Non-controlling interest, beginning of period	584	$454	$468
Net income	2,438	1,676	1,807
Distributions	(2,387)	(1,548)	(1,821)
Purchase of 10% membership interest	--	2	--
Non-controlling interest, end of period	$635	$584	$454

Note 3. Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of December 31, 2015 and 2014.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment.  As of December 31, 2015, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period. Amortization expense for 2015, 2014 and 2013 was $2.3 million.  The remaining balance of $1.1 million will be fully amortized as of June 30, 2016. Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of December 31, 2015, no impairment charges were taken.

Other intangible assets consist of the following:
	December 31, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets	$11,286	$10,157	$11,286	$7,900
	$11,286	$10,157	$11,286	$7,900

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

As of December 31, 2015 and 2014, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis. Due to the liquid and short-term nature of cash, accounts receivable, and accounts payable, fair value is assumed to approximate book value. We believe the fair value of other debt approximates book value.

On June 14, 2013, 54.5% of the Senior Redeemable Preferred Stock was redeemed for $2.0 million (see Note 7 – Redeemable Preferred Stock).  As of December 31, 2015 and 2014, the carrying value of the Senior Redeemable Preferred Stock was $2.0 million.  Since there have been no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2015.

As of December 31, 2015 and 2014, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $123.9 million and $120.1 million, respectively, and the estimated fair market value was $32.3 million and $43.0 million, respectively, based on quoted market prices.

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 97.3%, 96.1%, and 98.3% of consolidated revenue in 2015, 2014, and 2013, respectively.  As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 99.9% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable.  We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2015	2014
Billed accounts receivable	$15,340	$15,447
Unbilled receivables	4,190	7,447
Allowance for doubtful accounts	(485)	(372)
	$19,045	$22,522

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Recoveries (2)	Balance End of Year

Year Ended December 31, 2015	$372	$113	$--	$485
Year Ended December 31, 2014	$321	$51	$--	$372
Year Ended December 31, 2013	$319	$2	$--	$321

(1)  Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)  Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2015		2014		2013
			(dollar amounts in thousands)

Federal	$117,328	97.3%	$122,549	96.1%	$203,917	98.3%
State & Local, and Commercial	3,306	2.7%	5,013	3.9%	3,477	1.7%

Total	$120,634	100.0%	$127,562	100.0%	$207,394	100.0%

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of December 31, 2015 and 2014, the accounts payable and other accrued payables consisted of $9.3 million and $13.6 million, respectively, in trade account payables and $3.4 million and $4.2 million, respectively, in accrued payables.

Senior Revolving Credit Facility
The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The Facility contains financial covenants including minimum EBITDA, minimum recurring revenue and a limit on capital expenditures.

On July 31, 2013, we amended our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to extend the maturity date to November 13, 2014 from May 17, 2014.  On March 27, 2014, we amended the Facility to extend the maturity date to November 13, 2015. In addition, Wells Fargo issued a waiver of certain existing defaults under the Facility including failure to maintain required EBITDA (as defined in the Facility) covenants. The March 2014 amendment also amended the terms of the Facility with respect to repayment on the term loan component. Since 2010, the principal of the term loan component had been repaid in quarterly installments of $93,750. The amended Facility required quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on November 13, 2015, the maturity date of the amended Facility. In consideration for the closing of this amendment, we paid Wells Fargo a fee of $75,000, plus expenses related to the closing.

On December 24, 2014, the Facility was amended to provide for Wells Fargo's consent to the sale of 10% of our membership interests in Telos ID to certain private equity investors and to specify the amount of the transaction proceeds that were to be applied to the term loan component of the Facility. The amendment specified that $1 million of the proceeds from the sale of the membership interests would be applied to the term loan component of the Facility, with the remaining balance of the proceeds being applied to the revolving component of the Facility.  As of December 31, 2014, the $1 million application to the term loan had not occurred and accordingly this amount was classified as a current liability, which, when added to the regular quarterly amortization of the term loan, resulted in a total short term liability of $2 million related to the Facility. Additional information regarding the sale transaction is disclosed in Note 2 – Non-controlling Interests.

On February 27, 2015 the Facility was amended to change the February 28, 2015 dates specified in the November 2014 amendment to March 23, 2015. On March 19, 2015, the Facility was amended to change the March 23, 2015 dates specified in the February 2015 amendment to March 31, 2015.

On March 31, 2015 the Facility was amended ("the Twelfth Amendment") to extend the maturity date to April 1, 2016.  The Twelfth Amendment also amended the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflected the Company's projected utilization of the Facility. The Twelfth Amendment required quarterly installment payments of  $350,000 beginning April 1, 2015, and extended the maturity date to April 1, 2016. The Twelfth Amendment established EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment authorized the issuance of $5 million in subordinated notes to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. The Twelfth Amendment also established a minimum excess availability requirement under the revolving component of $1.25 million and allows for the payment of interest under the Porter Notes, subject to separate subordination agreements. In conjunction with the Twelfth Amendment, Wells Fargo issued a waiver of certain existing defaults under the Facility.  In consideration for the closing of this amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  The Twelfth Amendment also amended the interest rate on the components of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing was effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 5%.  Upon receipt by Wells Fargo of our second quarter 2015 financials, pricing will be redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA for each quarter (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, which was the case for the quarter ended June 30, 2015, the second tier interest rate pricing becomes effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 3.75%. As of December 31, 2015, we had not elected the LIBOR Rate option. Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

As of December 31, 2015, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.6 million, $0.7 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, on the Facility.

On June 11, 2013, the Facility was amended to allow for the further redemption of Senior Redeemable Preferred Stock, under certain conditions, at a discount from par value plus accrued dividends of at least 10%, at an aggregate price not to exceed $2.0 million.  On June 14, 2013, a portion of the Senior Redeemable Preferred Stock was redeemed (see Note 7 – Redeemable Preferred Stock).

On August 12, 2015, the Facility was amended to extend the maturity date to July 1, 2016. On November 17, 2015, the Facility was further amended ("the Fifteenth Amendment") to extend the maturity date to October 1, 2016, and the EBITDA covenant for the period ending September 30, 2015 was reset to more accurately reflect the Company's revised estimates of operating results. On February 19, 2016, the Facility was amended, effective February 15, 2016, and the EBITDA covenant for the period ending December 31, 2015 was revised to more accurately reflect the Company's estimates of operating results. As of December 31, 2015, we were in compliance with the Facility's financial covenants, including EBITDA covenants.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amends the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflect the Company's projected utilization of the Facility. The Seventeenth Amendment sets the quarterly EBITDA (as defined by the Facility) covenants to more accurately reflect the Company's current operating budget. All other financial covenants remain unchanged.  The Seventeenth Amendment eliminates the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increases the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increases the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company does not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment is not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million term loan, of which $1.4 million was short-term.   At December 31, 2014, the outstanding borrowings on the Facility were $10.9 million, which included the $5.5 million term loan, of which $2.3 million was short-term.  At December 31, 2015 and 2014, we had unused borrowing availability on the Facility of $5.8 million and $4.9 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 6.7% and 5.6% for the years ended December 31, 2015 and 2014, respectively.

The following are maturities of the Facility presented by year (in thousands):
	2016	2017	Total
Short-term:
Term loan	$1,400	$--	$1,400	[1]
Long-term:
Term loan	$--	$1,800	$1,800	[1]
Revolving credit	--	5,344	5,344	[2]
Subtotal	$--	$7,144	$7,144
Total	$1,400	$7,144	$8,544

[1]	The principal will be repaid in quarterly installments of $350,000, with a final installment of the unpaid principal amount payable on January 1, 2017.
[2]	Balance due represents balance as of December 31, 2015, with fluctuating balances based on working capital requirements of the Company.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $229,000 on the Porter Notes for 2015. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of December 31, 2015, instruments held by Toxford Corporation ( "Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on February 28, 2018.

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

At December 31, 2015 and 2014, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively.    Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2015.

At December 31, 2015 and 2014, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million and $1.5 million, respectively.  We accrued dividends on the Senior Redeemable Preferred Stock of $67,000, $67,000 and $103,000 for the years ended December 31, 2015, 2014, and 2013, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2015 and 2014, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Pursuant to their terms, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2015 and 2014.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on January 1, 2017. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility prohibits, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2015. This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $92.1 million and $88.2 million as of December 31, 2015 and 2014, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2015, 2014, and 2013, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $123.9 million and $120.1 million for the principal amount and all accrued dividends on the Public Preferred Stock as of December 31, 2015 and 2014, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

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

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In March 2013, we granted an additional 4,312,000 shares of restricted stock (Class A common) to our executive officers and employees.  There were no grants issued in 2015.  As of December 31, 2015, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for the 2013 grants as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Stock Options
In 1996, the Board of Directors approved and the shareholders ratified the 1996 Stock Option Plan ("1996 Stock Option Plan"). As determined by the members of the Compensation Committee, we generally grant options under our respective plans at the estimated fair value at the date of grant, based upon all information available to it at the time.

1996 Stock Option Plan
The 1996 Stock Option Plan allowed for the award of options to purchase up to 6,644,974 shares of Class A common stock at an exercise price of not lower than the estimated fair value at the date of grant.  Vesting of the stock options for key employees was based both upon the passage of time, generally four years, and certain key events occurring including an initial public offering or a change in control.  The stock options may be exercised over a ten-year period subject to the vesting requirements. Effective May 10, 2004, the 1996 Stock Option Plan was amended by the Board of Directors to increase the total amount of authorized shares of Class A common stock to 7,345,433, an increase of 700,459 shares, to reflect those options granted to Mr. Wood that were not exercised under the 1993 Stock Option Plan.  The 1996 Stock Option Plan expired in March 2006, with its remaining 516,000 unissued options canceled.  There were 0 and 20,000 options outstanding at December 31, 2015 and 2014.  A total of 20,000 options were exercised in 2014.  A total of 2,463,500 options were exchanged for restricted stock in June 2008.

    A summary of the status of our stock options for the years ended December 31, 2014 and 2013 is as follows:

	Number of Shares (000's)	Weighted Average Exercise Price
2014 Stock Option Activity
Outstanding at beginning of year	20	$0.62
Granted	--	--
Exercised	(20)	0.62
Canceled	--	--
Outstanding at end of year	--	--
Exercisable at end of year	--	--
2013 Stock Option Activity
Outstanding at beginning of year	20	$0.62
Granted	--	--
Exercised	--	--
Canceled	--	--
Outstanding at end of year	20	$0.62
Exercisable at end of year	20	$0.62

    There were no options outstanding and exercisable at December 31, 2015.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate.  The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan's trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock.  We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary.  Participant contributions vest immediately, and Company contributions vest at the rate of 20% for each year, with full vesting occurring after completion of five years of service. The Company's matching contributions to the Plan were suspended for 2015. Our total contributions to this Plan for 2015, 2014, and 2013 were $0, $624,000, and $598,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan (the "Telos ID Plan") under which substantially all full-time employees are eligible to participate.   Telos ID matches one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary. Telos ID's matching contributions to the Telos ID Plan were suspended for 2015. The total 2015, 2014, and 2013 Telos ID contributions to this plan were $0, $83,000, and $83,000, respectively.

Note 9.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current (benefit) provision
Federal	$(902)	$(1,759)	$1,219
State	54	(194)	264
Total current	(848)	(1,953)	1,483

Deferred provision (benefit)
Federal	4,333	(3,820)	133
State	780	(215)	62
Total deferred	5,113	(4,035)	195
Total provision (benefit)	$4,265	$(5,988)	$1,678

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Computed expected income tax provision	34.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	2.5	(17.3)
Change in valuation allowance for deferred tax assets	(61.3)	0.1	(0.3)
Cumulative deferred adjustments	(0.1)	(0.3)	(16.9)
Provision to return adjustments	1.3	1.1	(11.5)
Other permanent differences	(1.1)	(0.5)	(15.4)
Dividend and accretion on preferred stock	(11.3)	(7.5)	(146.0)
FIN 48 liability	(0.8)	(0.6)	(5.9)
R&D credit	1.6	3.0	--
Other	(0.9)	--	--
	(36.5)%	32.8%	(178.3)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$176	$137
Allowance for inventory obsolescence and amortization	623	694
Accrued liabilities not currently deductible	2,218	2,196
Accrued compensation	840	535
Deferred rent	8,008	8,512
Net operating loss carryforwards - federal	524	--
Net operating loss carryforwards - state	344	180
R&D credit	202	--
Total gross deferred tax assets	12,935	12,254
Less valuation allowance	(9,027)	(1,868)
Total deferred tax assets, net of valuation allowance	3,908	10,386
Deferred tax liabilities:
Amortization and depreciation	(3,307)	(4,650)
Unbilled accounts receivable, deferred for tax purposes	(589)	(756)
Goodwill basis adjustment and amortization	(3,199)	(3,021)
Telos ID basis difference	(12)	(45)
Total deferred tax liabilities	(7,107)	(8,472)

Net deferred tax (liabilities) assets	$(3,199)	$1,914

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2015	$1,868	$7,159	$--	$9,027
December 31, 2014	$1,901	$--	$(33)	$1,868
December 31, 2013	$2,084	$--	$(183)	$1,901

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2015.  We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our consolidated balance sheet at December 31, 2015.

At December 31, 2015, for federal income tax purposes there was approximately $4.6 million net operating loss generated, $3.0 million of which will be carried back to 2013 for refund of taxes paid, the remaining will be carried forward to offset future taxable income. These net operating loss carryforwards expire in 2035.

Under the provisions of ASC 740-10, we determined that there were approximately $803,000 and $708,000 of unrecognized tax benefits, including $210,000 and $188,000 of related interest and penalties, required to be recorded in other current liabilities as of December 31, 2015 and 2014, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2012 to 2015, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits, beginning of period	$708	$607	$534
Gross increases—tax positions in prior period	92	105	55
Gross increases—tax positions in current period	38	47	18
Settlements	(35)	(51)	--
Unrecognized tax benefits, end of period	$803	$708	$607

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015 (in thousands):

	Property	Equipment	Total
2016	$1,853	1	1,854
2017	1,899	1	1,900
2018	1,947	--	1,947
2019	1,995	--	1,995
2020	2,045	--	2,045
Remainder	19,364	--	19,364

Total minimum obligations	29,103	2	29,105
Less amounts representing interest (ranging from 5.0% to 18.8%)	(8,370)	--	(8,370)

Net present value of minimum obligations	20,733	2	20,735
Less current portion	(826)	(1)	(827)

Long-term capital lease obligations at December 31, 2015	$19,907	$1	$19,908

Future minimum lease payments for all noncancelable operating leases at December 31, 2015 are as follows (in thousands):

2016	$531
2017	319
2018	298
2019	292
2020	300
Remainder	982
Total minimum lease payments	$2,722

In accordance with the 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually. Rent expense charged to operations totaled $1.8 million, $1.1 million, and $1.1 million for 2015, 2014, and 2013, respectively.

Accumulated amortization for property and equipment under capital leases at December 31, 2015 and 2014 is $14.5 million and $13.2 million, respectively.
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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2015	$189	$125	$(181)	$133
Year Ended December 31, 2014	$113	$140	$(64)	$189
Year Ended December 31, 2013	$226	$70	$(183)	$113

Note 11.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and former officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2015, 2014, and 2013 were $305,000, $446,000, and $340,000, respectively.  Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A and Class B Common Stock, respectively, as of December 31, 2015 and 2014.

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

On March 31, 2015, the Company entered into the Porter Notes.  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $229,000 on the Porter Notes for 2015. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2015
Revenue	$28,019	$32,028	$33,662	$26,925
Gross profit	6,778	7,170	8,674	8,051
Loss before income taxes and non-controlling interest	(3,030)	(2,564)	(959)	(2,684)
Net loss attributable to Telos Corporation (1)(2)	(2,746)	(2,408)	(1,406)	(9,380)

2014
Revenue	$30,144	$29,009	$38,507	$29,902
Gross profit	6,442	5,396	7,504	5,611
Loss before income taxes and non-controlling interest	(4,786)	(5,384)	(3,611)	(2,819)
Net loss attributable to Telos Corporation (1)	(5,559)	(4,346)	(774)	(1,609)

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)	A full valuation allowance was recorded against the Company's deferred tax assets in the fourth quarter of 2015.

Note 13.  Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity
As described in Note 6 – Current Liabilities and Debt Obligations, we maintain the Facility with Wells Fargo.  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity. While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity. Our ability to renew the Facility, which matures in January 2017, or to enter into a new credit facility to replace or supplement the Facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to extend, renew or replace the Facility with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Additionally, as a  result of operations for 2014, and the continued impact of contract delays as well as other government budgetary funding issues, in 2014 management determined the need to raise additional working capital.  Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued the Porter Notes. For 2016, management believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the foreseeable future. Additionally, management may determine that in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results.  For 2016, should management determine that additional capital is required, management would likely look to the sources of funding discussed above first to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures. Our working capital was $1.1 million and $4.2 million as of December 31, 2015 and 2014, respectively. Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

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

On December 22, 2005, the Company's Board of Directors established a special litigation committee ("Special Litigation Committee"), composed of certain independent directors, to review and evaluate the matters raised in the litigation. On July 20, 2007, the Special Litigation Committee, in its final report, concluded that the available evidence did not support Plaintiffs' derivative claims and that it was not in the best interests of the Company to pursue such claims in the litigation. On August 24, 2007, the Company moved to dismiss Plaintiffs' derivative claims based upon the report and to dismiss all remaining claims for failure to state a claim. Following an evidentiary hearing, the Circuit Court dismissed all derivative claims based upon the recommendation of the Special Litigation Committee on January 7, 2008.

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

Following Plaintiffs' appeal of the dismissal of their derivative claims and shareholder oppression claim, on September 7, 2012, the Court of Special Appeals of Maryland ruled that the Circuit Court applied an incorrect standard of review to evaluate the conclusions of the Special Litigation Committee. The Court of Special Appeals held that the Circuit Court's dismissal of a shareholder oppression claim (asserted against Mr. Porter) raised an issue of first impression under Maryland law and required further briefing in the Circuit Court. The Court of Special Appeals vacated the decision of the Circuit Court that had been appealed and remanded the case for further consideration and proceedings.

On October 24, 2012, the Company filed a petition for writ of certiorari in the Court of Appeals of Maryland, which was denied on January 22, 2013.

On remand, the Circuit Court held a status and scheduling conference on July 26, 2013, as a result of which the Circuit Court issued a memorandum to counsel setting a briefing schedule to address the motion filed by the Company and other defendants to dismiss or otherwise dispose of the derivative claims as a result of the findings of the Special Litigation Committee in its final report of July 20, 2007. On November 1, 2013, the Defendants filed a Motion to Dismiss the derivative claims under the standard of review dictated by the opinion of the Court of Special Appeals. Plaintiffs filed their Opposition to the Motion on December 23, 2013, and Defendants filed their Reply on January 23, 2014. A hearing on the Motion to Dismiss was held on April 24, 2014.  No decision has been rendered on the Company's motion to dismiss or otherwise dispose of the derivative claims, and the matter remains pending.

On September 17, 2013, the Plaintiffs filed a request for an entry of an order for default as to Mr. Porter, which was denied by the Circuit Court on November 8, 2013. Mr. Porter ultimately filed a motion to dismiss the claim against him on May 13, 2014, raising multiple grounds.  No decision has been rendered on Mr. Porter's motion to dismiss, and the matter remains pending.

Following a hearing on April 24, 2014, a hearing was held on the Company's (and certain past and present directors' and officers') Motions to Dismiss Plaintiffs Derivative Claims Pursuant to Maryland Rule 2-502 and the Report of the Special Litigation Committee before Judge W. Michel Pierson in the Circuit Court.  The Circuit Court has yet to render a decision on these pending motions.

As of December 31, 2015, Costa Brava and Wynnefield own 12.7% and 17.3%, respectively, of the outstanding Public Preferred Stock.

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

Hamot et al. v. Telos Corporation
As previously reported, since August 2, 2007, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava Partnership III L.P. ("Costa Brava") and Class D Directors of the Company ("Class D Directors"), have been involved in litigation against the Company in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). The Class D Directors initially alleged that certain documents and records had not been promptly provided to them and were necessary to fulfill their duties as directors of the Company. Subsequently, the Class D Directors further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood's service as both CEO and Chairman of the Board was improper and impermissible under the Company's Bylaws.

By way of preliminary injunctions entered on August 28, 2007 and September 24, 2007, the Circuit Court ordered that the Class D Directors are entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board but, in light of the Costa Brava shareholder litigation, the Company is entitled to designated certain documents as "confidential" or "highly confidential" and to withhold certain documents from the Class D Directors based upon the attorney work product doctrine or attorney-client privilege. Pursuant to the preliminary injunctions, the Class D Directors are also entitled to receive written responses to requests for Board of Directors or Board committee minutes within seven days of any such requests and copies of such minutes within fifteen days of any such requests, as well as written responses to all other requests for information and/or documents related to their duties as directors within seven days of such requests, and all Board of Directors appropriate information and/or documents within thirty days of any such requests.

On April 23, 2008, the Company filed a counterclaim against the Class D Directors for money damages and preliminary and injunctive relief based upon the Class D Directors' interference with, and improper influence of, the Company's independent auditors regarding, among other things, a specific accounting treatment. On June 27, 2008, the Circuit Court granted the Company's motion for preliminary injunction and enjoined the Class D Directors from contacting the Company's auditors until the completion of the Company's Form 10-K for the preceding year. This preliminary injunction expired by its own terms and an appeal from that ordered was held to be moot by the Court of Special Appeals of Maryland.

On April 12, 2010, the Class D Directors filed a motion for the advancement of legal fees and expenses incurred in defense of the Company's counterclaim. On November 3, 2011, the Circuit Court denied the Plaintiffs' motion, as well as the Plaintiffs' motion for partial summary judgment and request for attorneys' fees. On May 21, 2012, the Circuit Court denied Plaintiffs' motion for reconsideration of the same.

Trial on both the Class D Directors' books and records claims and the Company's counterclaims realated to the auditor interference commenced on July 5, 2013, and continued on several days in July 2013. The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing concluded on September 16, 2013. The court decision on this matter is still pending and no material developments occurred in this litigation during 2015.

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

Subsequent Events
On February 19, 2016, the Facility was amended, effective February 15, 2016, and the EBITDA covenant for the period ending December 31, 2015 was revised to more accurately reflect the Company's estimates of operating results.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amends the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflect the Company's projected utilization of the Facility. The Seventeenth Amendment sets the quarterly EBITDA (as defined by the Facility) covenants to more accurately reflect the Company's current operating budget. All other financial covenants remain unchanged.  The Seventeenth Amendment eliminates the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increases the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increases the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company does not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment is not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (1993). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Subsequent Events
On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amends the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflect the Company's projected utilization of the Facility. The Seventeenth Amendment sets the quarterly EBITDA (as defined by the Facility) covenants to more accurately reflect the Company's current operating budget. All other financial covenants remain unchanged.  The Seventeenth Amendment eliminates the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increases the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increases the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company does not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment is not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2016 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

10.8
Second Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 11, 2012 (Incorporated by reference to Exhibit 10 filed with the Company's Form 10-Q report for the quarter ended June 30, 2012)

10.9*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and John B. Wood (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.10*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Edward L. Williams (Incorporated by reference to Exhibit 10.2 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.11*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Michele Nakazawa (Incorporated by reference to Exhibit 10.3 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.12*
Amendment to Employment Agreement, dated as of November 12, 2012, between the Company and Brendan D. Malloy (Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.13*
Form of Employment Agreement between the Company and six of its executive officers (Incorporated by reference to Exhibit 10.5 filed with the Company's Form 10-Q report for the quarter ended September 30, 2012)

10.14*	Telos Corporation 2013 Omnibus Long-Term Incentive Plan (Incorporated by reference to Appendix A filed with the Company's Definitive Proxy Statement on Schedule 14A on April 16, 2013)
10.15*	Form Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on May 15, 2013)
10.16
Third Amendment to Second Amended and Restated Loan and Security Agreement and First Amendment to Amended and Restated General Continuing Guaranty between the Company and Wells Fargo Capital Finance, LLC dated June 11, 2013 (Incorporated by reference to Exhibit 10.3 filed with the Company's Form 10-Q report for the quarter ended June 30, 2013)

10.17
Fourth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated July 31, 2013 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on August 6, 2013)

10.18*	Telos Corporation Senior Officer Incentive Program (Incorporated by reference to Exhibit 10.27 filed with the Company's Form 10-K report for the year ended December 31, 2013)
10.19
Waiver and Fifth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated March 27, 2014 (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.20*
Employment Agreement, dated as of January 4th, between the Company and Jefferson V. Wright (Incorporated by reference to Exhibit 10.29 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.21
Sixth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated May 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended March 31, 2014)

10.22
Seventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated June 26, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended June 30, 2014)

10.23
Eighth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2014)

10.24
Membership Interest Purchase Agreement, dated as of December 24, 2014, by and among Telos Corporation and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.25
Second Amended and Restated Operating Agreement of Telos Identity Management Solutions , LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.26
Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, by and among Telos Corporation, XACTA Corporation, UBIQUITY.COM, Inc., Teloworks, Inc. and Wells Fargo Capital Finance, LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.3 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.27
Tenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated February 27, 2015 (Incorporated by reference to Exhibit 10.34 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.28
Eleventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 19, 2015 (Incorporated by reference to Exhibit 10.35 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.29
Waiver and Twelfth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.30
Subordinated Loan Agreement between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.31
Subordinated Promissory Note between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.32
Subordinated Loan Agreement between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.33
Subordinated Promissory Note between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.34
Subordination and Intercreditor Agreement by and among the Company, Porter Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.35
Subordination and Intercreditor Agreement by and among the Company, JP Charitable Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.42 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.36+	Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated April 23, 2015
10.37
Fourteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated August 12, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended June 30, 2015)

10.38
Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 17, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2015)

10.39+	Sixteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated February 19, 2016
10.40+	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated March 17, 2016
10.41+	Seventeenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 30, 2016
21+	List of subsidiaries of Telos Corporation
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32+	Certification pursuant to 18 USC Section 1350.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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

TELOS CORPORATION
	By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2016
John B. Wood
/s/ Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Michele Nakazawa
/s/ Bernard C. Bailey	Director	March 30, 2016
Bernard C. Bailey
/s/ David Borland	Director	March 30, 2016
David Borland
Director
Seth W. Hamot
/s/ Bruce R. Harris	Director	March 30, 2016
Bruce R. Harris, Lt. Gen., USA (Ret.)
/s/ Charles S. Mahan	Director	March 30, 2016
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)
/s/ John W. Maluda	Director	March 30, 2016
John W. Maluda, Major Gen,, USAF (Ret)
/s/ Robert J. Marino	Director	March 30, 2016
Robert J. Marino
Director
Andrew R. Siegel
/s/ Jerry O. Tuttle	Director	March 30, 2016
Jerry O. Tuttle, Vice Admiral, USN (Ret.)