Form 10-Q
period 2016-03-31
TELOS CORP
filed 2016-05-16
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016

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

As of May 9, 2016, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Revenue
Services	$24,292	$25,324
Products	2,786	2,695
	27,078	28,019
Costs and expenses
Cost of sales - Services	14,925	19,800
Cost of sales - Products	1,571	1,441
	16,496	21,241
Selling, general and administrative expenses	9,345	8,492
Operating income (loss)	1,237	(1,714)
Other income (expense)
Other income	10	11
Interest expense	(1,396)	(1,327)
Loss before income taxes	(149)	(3,030)
(Provision) benefit for income taxes (Note 7)	(8)	669
Net loss	(157)	(2,361)
Less: Net income attributable to non-controlling interest (Note 2)	(710)	(385)
Net loss attributable to Telos Corporation	$(867)	$(2,746)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(157)	$(2,361)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(1)
Total other comprehensive income (loss), net of tax	5	(1)
Less: Comprehensive income attributable to non-controlling interest	(710)	(385)
Comprehensive loss attributable to Telos Corporation	$(862)	$(2,747)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current assets (Note 5)
Cash and cash equivalents	$53	$58
Accounts receivable, net of reserve of $500 and $485, respectively	18,165	19,045
Inventories, net of obsolescence reserve of $1,457	2,033	2,901
Deferred program expenses	654	734
Other current assets	2,451	3,105
Total current assets	23,356	25,843
Property and equipment, net of accumulated depreciation of $23,102 and $23,366, respectively	16,898	17,262
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	564	1,129
Other assets	810	814
Total assets	$56,544	$59,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	March 31, 2016	December 31, 2015
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Senior credit facility – short-term (Note 5)	$1,400	$1,400
Accounts payable and other accrued payables (Note 5)	11,584	12,678
Accrued compensation and benefits	5,276	4,755
Deferred revenue	3,372	3,466
Capital lease obligations – short-term	850	827
Other current liabilities	1,662	1,644
Total current liabilities	24,144	24,770

Senior revolving credit facility (Note 5)	3,674	7,144
Subordinated debt (Note 5)	2,500	2,500
Capital lease obligations	19,689	19,908
Deferred income taxes (Note 7)	3,262	3,199
Senior redeemable preferred stock (Note 6)	2,041	2,025
Public preferred stock (Note 6)	124,875	123,919
Other liabilities (Note 7)	894	882
Total liabilities	181,079	184,347

Commitments, contingencies and subsequent events (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	3,229	3,229
Accumulated other comprehensive income	42	37
Accumulated deficit	(129,229)	(128,362)
Total Telos stockholders' deficit	(125,880)	(125,018)
Non-controlling interest in subsidiary (Note 2)	1,345	635
Total stockholders' deficit	(124,535)	(124,383)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$56,544	$59,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(157)	$(2,361)
Adjustments to reconcile net loss to cash provided by operating activities:
Dividends of preferred stock as interest expense	972	972
Depreciation and amortization	1,052	1,075
Amortization of debt issuance costs	65	13
Deferred income tax provision (benefit)	63	(198)
Other noncash items	15	(49)
Changes in other operating assets and liabilities	2,257	3,876
Cash provided by operating activities	4,267	3,328

Investing activities:
Purchases of property and equipment	(123)	(78)
Cash used in investing activities	(123)	(78)

Financing activities:
Proceeds from senior credit facility	27,861	29,451
Repayments of senior credit facility	(30,982)	(32,795)
Decrease in book overdrafts	(482)	(962)
Repayments of term loan	(350)	(1,250)
Proceeds from subordinated debt	--	2,500
Payments under capital lease obligations	(196)	(183)
Cash used in financing activities	(4,149)	(3,239)

(Decrease) increase in cash and cash equivalents	(5)	11
Cash and cash equivalents, beginning of period	58	32

Cash and cash equivalents, end of period	$53	$43

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$376	$373
Income taxes	$5	$3

Noncash:
Dividends of preferred stock as interest expense	$972	$972

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2015 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs."  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset.  In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," which clarified that this guidance is not required to be applied to line-of-credit arrangements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this update did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The guidance in this update supersedes the requirements in Accounting Standards Codification ("ASC") Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. We are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The adoption of this update will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

Revenue Recognition
Revenues are recognized in accordance with FASB ASC 605-10-S99.  We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, "Revenue Arrangements with Multiple Deliverables," which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices.  This determination is made first by employing vendor-specific objective evidence ("VSOE"), to the extent it exists, then third-party evidence ("TPE") of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical.  Therefore we do not utilize TPE.  If VSOE and TPE are not determinable, we use our best estimate of selling price ("ESP") as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method.  Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory is $3.5 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $1.5 million as of March 31, 2016 and December 31, 2015.

Index
Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2016 and December 31, 2015.  We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheet at March 31, 2016 and December 31, 2015.

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

Index
Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of March 31, 2016, no impairment charges were taken.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants issued in 2016.  As of March 31, 2016, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. The value of our common stock is deemed to be immaterial, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Cumulative foreign currency translation loss	$(65)	$(70)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$42	$37

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

Index
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

Index
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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $710,000 and $385,000 for the three months ended March 31, 2016 and 2015, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement.  No distribution was made during the three months ended March 31, 2016 and 2015.

The following table details the changes in non-controlling interest for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Non-controlling interest, beginning of period	$635	$584
Net income	710	385
Non-controlling interest, end of period	$1,345	$969

Note 3. Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of March 31, 2016 and December 31, 2015.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment.  As of March 31, 2016, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements.  Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years.  The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense was $0.6 million for each of the three months ended March 31, 2016 and 2015.  The remaining balance will be fully amortized as of June 30, 2016.  Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable.  As of March 31, 2016, no impairment charges were taken.

Other intangible assets consist of the following (in thousands):

	March 31, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets	$11,286	$10,722	$11,286	$10,157
	$11,286	$10,722	$11,286	$10,157

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

As of March 31, 2016 and December 31, 2015, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of March 31, 2016 and December 31, 2015, the carrying value of the Senior Redeemable Preferred Stock was $2.0 million.  Since there have been no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $124.9 million and $123.9 million, respectively, and the estimated fair market value was $30.6 million and $32.3 million, respectively, based on quoted market prices.

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

Note 5. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of March 31, 2016 and December 31, 2015, the accounts payable and other accrued payables consisted of $9.4 million and $9.3 million, respectively, in trade account payables and $2.2 million and $3.4 million, respectively, in accrued payables.

Senior Revolving Credit Facility
The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations.  The Facility contains financial covenants including minimum EBITDA, minimum recurring revenue and a limit on capital expenditures.

On March 27, 2014, we amended our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to amend the terms of the Facility with respect to repayment on the term loan component.  Since 2010, the principal of the term loan component had been repaid in quarterly installments of $93,750.  The amended Facility required quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on the maturity date of the amended Facility.

Index
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

Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  The Twelfth Amendment also amended the interest rate on the components of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing was effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 5%.  Upon receipt by Wells Fargo of our quarterly financial statements, starting with the June 2015 financials, pricing is redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA for each quarter (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, which was the case for the quarter ended June 30, 2015, the second tier interest rate pricing becomes effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 3.75%.  As of March 31, 2016, we had not elected the LIBOR Rate option. Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.
On August 12, 2015, the Facility was amended to extend the maturity date to July 1, 2016. On November 17, 2015, the Facility was amended to extend the maturity date to October 1, 2016, and the EBITDA covenant for the period ending September 30, 2015 was reset to more accurately reflect the Company's revised estimates of operating results. On February 19, 2016, the Facility was amended, effective February 15, 2016, and the EBITDA covenant for the period ending December 31, 2015 was revised to more accurately reflect the Company's estimates of operating results. As of March 31, 2016, we were in compliance with the Facility's financial covenants, including EBITDA covenants.
On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amends the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflect the Company's projected utilization of the Facility. The Seventeenth Amendment sets the quarterly EBITDA covenants to more accurately reflect the Company's current operating budget. All other financial covenants remain unchanged.  The Seventeenth Amendment eliminates the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increases the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increases the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company does not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment is not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.
On May 16, 2016, the Facility was amended to extend the maturity date to April 1, 2017.

Index
As of March 31, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.1 million for each of the three months ended March 31, 2016 and 2015, on the Facility.

At March 31, 2016, we had outstanding borrowings of $5.1 million on the Facility, which included the $2.9 million term loan, of which $1.4 million was short-term.   At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million term loan, of which $1.4 million was short-term.   At March 31, 2016 and December 31, 2015, we had unused borrowing availability on the Facility of $5.8 million.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.3% and 6.7% for the three months ended March 31, 2016 and 2015, respectively.

The following are maturities of the Facility presented by year (in thousands):

	2016	2017	Total
Short-term:
Term loan	$1,400	$--	$1,400	[1]
Long-term:
Term loan	$--	$1,450	$1,450	[1]
Revolving credit	--	2,224	2,224	[2]
Subtotal	$--	$3,674	$3,674
Total	$1,400	$3,674	$5,074

[1]	The principal will be repaid in quarterly installments of $350,000, with a final installment of the unpaid principal amount payable on April 1, 2017.
[2]	Balance due represents balance as of March 31, 2016, with fluctuating balances based on working capital requirements of the Company.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $75,000 for the three months ended March 31, 2016 on the Porter Notes. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

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

Index
Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.

As of March 31, 2016, Mr. John Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of March 31, 2016, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

At March 31, 2016 and December 31, 2015, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2016.

At March 31, 2016 and December 31, 2015, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $16,000 for each of the three months ended March 31, 2016 and 2015, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2016 and December 31, 2015 was 3,185,586. The Public Preferred Stock is quoted on the OTC Bulletin Board and the OTC Pink marketplace.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy.  Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

Index
We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on April 1, 2017.  Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock.  Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2016.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $93.0 million and $92.1 million as of March 31, 2016 and December 31, 2015, respectively.  We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2016 and 2015, which was recorded as interest expense.  Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent  to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $124.9 million and $123.9 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2016 and December 31, 2015, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Note 7. Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter.  For the three months ended March 31, 2016 and 2015, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock.   Accordingly, we recorded an approximately $8,000 income tax provision and $669,000 income tax benefit for the three months ended March 31, 2016 and 2015, respectively.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2016 and December 31, 2015.  We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill of $3.3 million and $3.2 million remains on our condensed consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $789,000 and $803,000 of unrecognized tax benefits, including $211,000 and $210,000 of related interest and penalties, required to be recorded as of March 31, 2016 and December 31, 2015, respectively.  We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

Index
Note 8. Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity
As described in Note 5 – Current Liabilities and Debt Obligations, we maintain a revolving Facility with Wells Fargo.  Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity. Our ability to renew the Facility, which matures in April 2017, or to enter into a new credit facility to replace or supplement the Facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to extend, renew or replace the Facility with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Additionally, as a result of operations for 2014, and the continued impact of contract delays as well as other government budgetary funding issues, management determined the need to raise additional working capital. Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued the Porter Notes. Management currently believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the next 12 months. Management may determine that, in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results.  Should management determine that additional capital is required, management would likely look first to the sources of funding discussed above to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

We anticipate the continued need for a credit facility upon terms and conditions substantially similar to the Facility in order to meet our long term needs for operating expenses, debt service requirements, and projected capital expenditures.  Our working capital was $(0.8) million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively.  Although no assurances can be given, we expect that we will be in compliance throughout the term of the Facility with respect to the financial and other covenants.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court").  A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock. As of March 31, 2016, Costa Brava and Wynnefield own 12.7% and 17.3%, resepectively, of the outstanding Public Preferred Stock. No material developments occurred in this litigation during the three months ended March 31, 2016.

Index
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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava and Class D Directors of Telos, filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date.  No material developments occurred in this litigation during the three months ended March 31, 2016.

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

Subsequent Events
On May 16, 2016, the Facility was amended to extend the maturity date to April 1, 2017.

Note 9. Related Party Transactions

Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amount paid to this individual as compensation for each of the three months ended March 31, 2016 and 2015 was $76,000. Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as of March 31, 2016 and December 31, 2015.

On March 31, 2015, the Company entered into the Porter Notes.  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $75,000 for the three months ended March 31, 2016, on the Porter Notes. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

Index
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
 This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

Backlog
Funded backlog as of March 31, 2016 and 2015 was $58.3 million and $61.5 million, respectively.  Funded backlog was $59.2 million at December 31, 2015.

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

Index
We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) contract to the U.S. Air Force.  NETCENTS is an indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contract ("GWAC"), therefore any government customer may utilize the NETCENTS vehicle to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer.  The contract itself does not fund any orders and it states that the contract is for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods.  The original NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The period of performance for the award of new task orders under the contract ended on September 30, 2013.  Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office ("GAO") that the U.S. Air Force re-evaluate proposals and make a new source selection decision.  As a result of the delays in the NETCENTS-2 procurement, some government orders that could have been issued through NETCENTS-2 have been issued through other contract vehicles, under which we were not prime contract awardees.  This has contributed to declines in revenues and margins below historical performance levels.  Subsequent to the Air Force's reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015. While we historically derived a substantial amount of revenue from task/delivery orders under the NETCENTS contract, we have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule.  However, we have not been awarded significant delivery orders under EAGLE II due in part to government funding issues for the Department of Homeland Security.

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

Index
The principal element of the Company's operating expenses as a percentage of sales for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	60.9	75.8
Selling, general and administrative expenses	34.5	30.3
Operating income (loss)	4.6	(6.1)

Interest expense, net	(5.2)	(4.7)

Loss before income taxes	(0.6)	(10.8)
Benefit for income taxes	----	2.4
Net loss	(0.6)	(8.4)
Less: Net income attributable to non-controlling interest	(2.6)	(1.4)
Net loss attributable to Telos Corporation	(3.2)%	(9.8)%

Revenue decreased by 3.4% to $27.1 million for the first quarter of 2016, from $28.0 million for the same period in 2015. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS contract, consistent with the expiration of the performance period for award of new task orders in September 2013.  As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period.  Services revenue decreased to $24.3 million for the first quarter of 2016 from $25.3 million for the same period in 2015, primarily attributable to a decrease in sales of $3.9 million of Cyber Operations and Defense in Secure Mobility deliverables, offset by increases in sales of $2.0 million of Cyber Operations and Defense in Cyber Security deliverables, and $0.9 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $2.8 million for the first quarter of 2016 from $2.7 million for the same period in 2015, primarily attributable to an increase in sales of $0.5 million of Identity Management solutions, offset by decreases in sales of $0.3 million of Cyber Operations and Defense in Cyber Security deliverables, and $0.1 million of Cyber Operations and Defense in Secure Mobility deliverables.

Cost of sales decreased by 22.3% to $16.5 million for the first quarter of 2016 from $21.2 million for the same period in 2015, primarily due to decreases in revenue of $0.9 million, coupled with a decreased cost of sales as a percentage of revenue of 14.9%.  Cost of sales for services decreased by $4.9 million, and as a percentage of services revenue decreased by 16.8%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables including a contract settlement on a prior period loss contract. Cost of sales for products increased by $0.1 million, and as a percentage of product revenue increased by 2.9%, primarily due to decreased revenue for proprietary software in Cyber Operations and Defense.  The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 56.1% to $10.6 million for the first quarter of 2016 from $6.8 million for the same period in 2015.  Gross margin increased to 39.1% in the first quarter of 2016, from 24.2% for the same period in 2015.  Services gross margin increased to 38.6% from 21.8% due primarily to a change in program mix during the period as noted above.  Product gross margin decreased to 43.6% from 46.6% due primarily to a decrease in sales of proprietary software.

Index
Selling, general, and administrative expense increased by 10.0% to $9.3 million for the first quarter of 2016, from $8.5 million for the same period in 2015, primarily attributable to increases in labor costs of $0.3 million, legal costs of $0.1 million, and bad debt expense of $0.1 million.

Operating income was $1.2 million for the first quarter of 2016, compared to operating loss of $1.7 million for the same period in 2015, due primarily to an increase in gross profit as noted above.

Interest expense increased 5.2% to $1.4 million for the first quarter of 2016, from $1.3 million for the same period in 2015, primarily due to an increase in interest on the Porter Notes.

Income tax provision was $8,000 for the first quarter of 2016, compared to $669,000 income tax benefit for the same period in 2015, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $0.9 million for the first quarter of 2016, compared to $2.7 million for the same period in 2015, primarily attributable to the increase in operating income for the quarter as discussed above.

Liquidity and Capital Resources
As described in more detail below, we maintain a revolving credit facility (the "Facility") with Wells Fargo Capital Finance, Inc. ("Wells Fargo"). Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable.  The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility is the most critical factor in our liquidity.  While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under the Facility.  For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize availability on the Facility without a near-term cash inflow back to us.   Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our availability without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability on the Facility unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on the Facility, and therefore our liquidity. Our ability to renew the Facility, which matures in April 2017, or to enter into a new credit facility to replace or supplement the Facility may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to extend, renew or replace the Facility with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Additionally, as a result of operations for 2014, and the continued impact of contract delays as well as other government budgetary funding issues, management determined the need to raise additional working capital. Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued subordinated notes in the amount of $2.5 million to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock.  Management currently believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the next 12 months. Management may determine that, in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results.  Should management determine that additional capital is required, management would likely look first to the sources of funding discussed above to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

Index
Our working capital was $(0.8) million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively.

Cash provided by operating activities was $4.3 million for the quarter ended March 31, 2016, compared to $3.3 million for the same period in 2015.  Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.  Additionally, net loss was $0.2 million for the quarter ended March 31, 2016, compared to $2.4 million for the quarter ended March 31, 2015.

Cash used in investing activities was approximately $0.1 million for each of the quarters ended March 31, 2016 and 2015, due to the purchase of property and equipment.

Cash used in financing activities for the quarter ended March 31, 2016 was $4.1 million, compared to $3.2 million for the same period in 2015, primarily attributable to net repayments of $3.9 million to the Facility for the quarter ended March 31, 2016, compared to net repayments of $5.6 million to the Facility, offset by proceeds from the Porter Notes of $2.5 million for the quarter ended March 31, 2015.

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

On March 27, 2014, we amended our Facility with Wells Fargo to amend the terms of the Facility with respect to repayment on the term loan component.  Since 2010, the principal of the term loan component had been repaid in quarterly installments of $93,750.  The amended Facility required quarterly installment payments of $250,000 beginning July 1, 2014, with a final installment of the unpaid principal amount payable on the maturity date of the amended Facility.

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

Index
Prior to the Twelfth Amendment, the interest rate on the term loan component was the same as that on the revolving credit component of the Facility, which was the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company could have elected to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate (as defined in the Facility) plus 3.75%.  The Twelfth Amendment also amended the interest rate on the components of the Facility.  The Twelfth Amendment established two tiers of interest rate pricing based upon the Company's performance compared to projections provided to Wells Fargo for 2015.  The first tier interest rate pricing was effective as of the date of the amendment and is the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 5%.  Upon receipt by Wells Fargo of our quarterly financial statements, starting with the June 2015 financials, pricing is redetermined based on the Company's performance compared to plan. Failure to meet or exceed plan EBITDA for each quarter (as defined by the Facility) would result in the first tier rates remaining in effect until the quarter-end reflecting plan achievement. Assuming plan achievement, which was the case for the quarter ended June 30, 2015, the second tier interest rate pricing becomes effective, which is the higher of the Wells Fargo Bank "prime rate" plus 1%, the Federal Funds rate plus 1.5%, or the 3-month LIBOR rate plus 2%. In lieu of having interest charged at the foregoing rates, the Company may elect to have the interest on all or a portion of the advances on the revolving credit component be a rate based on the LIBOR Rate plus 3.75%.  As of March 31, 2016, we had not elected the LIBOR Rate option.  Borrowings under the Facility are collateralized by substantially all of the Company's assets including inventory, equipment, and accounts receivable.

On August 12, 2015, the Facility was amended to extend the maturity date to July 1, 2016. On November 17, 2015, the Facility was further amended to extend the maturity date to October 1, 2016, and the EBITDA covenant for the period ending September 30, 2015 was reset to more accurately reflect the Company's revised estimates of operating results. On February 19, 2016, the Facility was amended, effective February 15, 2016, and the EBITDA covenant for the period ending December 31, 2015 was revised to more accurately reflect the Company's estimates of operating results. As of March 31, 2016, we were in compliance with the Facility's financial covenants, including EBITDA covenants.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amends the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflect the Company's projected utilization of the Facility. The Seventeenth Amendment sets the quarterly EBITDA covenants to more accurately reflect the Company's current operating budget. All other financial covenants remain unchanged.  The Seventeenth Amendment eliminates the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increases the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increases the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company does not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment is not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On May 16, 2016, the Facility was amended to extend the maturity date to April 1, 2017.

As of March 31, 2016, the interest rate on the Facility was 5.75%.   We incurred interest expense in the amount of $0.1 million for each of the three months ended March 31, 2016 and 2015, respectively, on the Facility.

At March 31, 2016, we had outstanding borrowings of $5.1 million on the Facility, which included the $2.9 million term loan, of which $1.4 million was short-term.   At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million term loan, of which $1.4 million was short-term. At March 31, 2016 and December 31, 2015, we had unused borrowing availability on the Facility of $5.8 million.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.3% and 6.7% for the three months ended March 31, 2016 and 2015, respectively.

Index
Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock.  Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015.  The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $75,000 on the Porter Notes for the three months ended March 31, 2016. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

Redeemable Preferred Stock
 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $126.9 million and $125.9 million at March 31, 2016 and December 31, 2015, respectively.  We recorded dividends of $1.0 million for each of the three months ended March 31, 2016 and 2015, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.

As of March 31, 2016, Mr. John Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of March 31, 2016, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford. Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

At March 31, 2016 and December 31, 2015, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of March 31, 2016.

Index
At March 31, 2016 and December 31, 2015, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million.  We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $16,000 for the three months ended March 31, 2016 and 2015, respectively, which were reported as interest expense.  Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared.  In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2016 and December 31, 2015 was 3,185,586. The Public Preferred Stock is quoted on the OTC Bulletin Board and the OTC Pink marketplace.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

We are parties with certain of our subsidiaries to the Facility agreement with Wells Fargo, whose term expires on April 1, 2017. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation.  The Facility and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above.  The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2016.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $93.0 million and $92.1 million as of March 31, 2016 and December 31, 2015, respectively.   We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2016 and 2015, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate.  Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998.  On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends.  We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $124.9 million and $123.9 million for the principal amount and all accrued dividends on the Public Preferred Stock as of March 31, 2016 and December 31, 2015, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index
Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 We are exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of March 31, 2016, interest on the Facility is charged at 5.75%.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 8.3% and 6.7% for the three months ended March 31, 2016 and 2015, respectively.  The Facility had an outstanding balance of $5.1 million at March 31, 2016.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments, Contingencies and Subsequent Events to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the first quarter of 2016 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At March 31, 2016, total undeclared unpaid dividends accrued for financial reporting purposes are $1.6 million for the Senior Redeemable Preferred Stock.  We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.  As of March 31, 2016, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock.  In the aggregate, as of March 31, 2016, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock.  Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively.  Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million.  However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively.  As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995.  We have accrued $93.0 million and $92.1 million in cash dividends as of March 31, 2016 and December 31, 2015, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 ("Charter"), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy.  Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument.   Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of March 31, 2016 and December 31, 2015.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Index
Item 6.    Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated March 17, 2016
10.2*	Eighteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated May 16, 2016
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*   filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed"

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)