Form 10-Q
period 2016-06-30
TELOS CORP
filed 2016-08-15
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

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

As of August 8, 2016, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Services	$23,509	$24,991	$47,802	$50,315
Products	3,289	7,037	6,075	9,732
	26,798	32,028	53,877	60,047
Costs and expenses
Cost of sales - Services	15,339	19,219	30,264	39,019
Cost of sales - Products	2,007	5,639	3,578	7,080
	17,346	24,858	33,842	46,099
Selling, general and administrative expenses	9,393	8,297	18,739	16,789
Operating income (loss)	59	(1,127)	1,296	(2,841)
Other income (expense)
Other income	3	7	13	18
Interest expense	(1,385)	(1,444)	(2,781)	(2,771)
Loss before income taxes	(1,323)	(2,564)	(1,472)	(5,594)
Benefit for income taxes (Note 7)	(14)	518	(23)	1,187
Net loss	(1,337)	(2,046)	(1,495)	(4,407)
Less: Net income attributable to non-controlling interest (Note 2)	(575)	(362)	(1,285)	(747)
Net loss attributable to Telos Corporation	$(1,912)	$(2,408)	$(2,780)	$(5,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(1,337)	$(2,046)	$(1,495)	$(4,407)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	(2)	1	(3)
Total other comprehensive (loss) income, net of tax	(4)	(2)	1	(3)
Comprehensive income attributable to non-controlling interest	(575)	(362)	(1,285)	(747)
Comprehensive loss attributable to Telos Corporation	$(1,916)	$(2,410)	$(2,779)	$(5,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets (Note 5)
Cash and cash equivalents	$38	$58
Accounts receivable, net of reserve of $479 and $485, respectively	17,880	19,045
Inventories, net of obsolescence reserve of $1,458 and $1,457, respectively	7,950	2,901
Deferred program expenses	129	734
Other current assets	2,711	3,105
Total current assets	28,708	25,843
Property and equipment, net of accumulated depreciation of $23,336 and $23,366, respectively	16,578	17,262
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	--	1,129
Other assets	833	814
Total assets	$61,035	$59,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Senior credit facility – short-term (Note 5)	$4,825	$1,400
Accounts payable and other accrued payables (Note 5)	17,439	12,678
Accrued compensation and benefits	5,857	4,755
Deferred revenue	2,764	3,466
Capital lease obligations – short-term	872	827
Other current liabilities	1,730	1,644
Total current liabilities	33,487	24,770

Senior revolving credit facility (Note 5)	--	7,144
Subordinated debt (Note 5)	2,500	2,500
Capital lease obligations	19,464	19,908
Deferred income taxes (Note 7)	3,325	3,199
Senior redeemable preferred stock (Note 6)	2,058	2,025
Public preferred stock (Note 6)	125,831	123,919
Other liabilities (Note 7)	874	882
Total liabilities	187,539	184,347

Commitments, contingencies and subsequent events (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	3,229	3,229
Accumulated other comprehensive income	38	37
Accumulated deficit	(131,142)	(128,362)
Total Telos stockholders' deficit	(127,797)	(125,018)
Non-controlling interest in subsidiary (Note 2)	1,293	635
Total stockholders' deficit	(126,504)	(124,383)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$61,035	$59,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(1,495)	$(4,407)
Adjustments to reconcile net loss to cash provided by operating activities:
Dividends of preferred stock as interest expense	1,945	1,944
Depreciation and amortization	2,033	2,147
Amortization of debt issuance costs	101	54
Deferred income tax provision (benefit)	126	(327)
Other noncash items	15	94
Loss on disposal of fixed assets	--	10
Changes in other operating assets and liabilities	3,204	3,062
Cash provided by operating activities	5,929	2,577

Investing activities:
Purchases of property and equipment	(220)	(158)
Cash used in investing activities	(220)	(158)

Financing activities:
Proceeds from senior credit facility	56,531	67,372
Repayments of senior credit facility	(59,550)	(67,241)
Decrease in book overdrafts	(984)	(2,110)
Repayments of term loan	(700)	(1,600)
Proceeds from subordinated debt	--	2,500
Payments under capital lease obligations	(399)	(373)
Distributions to Telos ID Class B member - non-controlling interest	(627)	(961)
Cash used in financing activities	(5,729)	(2,413)

(Decrease) increase in cash and cash equivalents	(20)	6
Cash and cash equivalents, beginning of period	58	32

Cash and cash equivalents, end of period	$38	$38

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$713	$754
Income taxes	$37	$63

Noncash:
Dividends of preferred stock as interest expense	$1,945	$1,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.          General and Basis of Presentation

Telos Corporation, together with its subsidiaries (the "Company" or "Telos" or "We"), is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. Our principal offices are located at 19886 Ashburn Road, Ashburn, Virginia 20147. The Company was incorporated as a Maryland corporation in October 1971. Our website is www.telos.com.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial position, results of operations and cash flows.

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense – Our Cyber Operations and Defense business line consists of Cyber Security and Secure Mobility solutions areas.

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

Index
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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $9.4 million and $4.4 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $1.5 million as of June 30, 2016 and December 31, 2015.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes." Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2016 and December 31, 2015. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheet at June 30, 2016 and December 31, 2015.

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

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants issued in 2016. As of June 30, 2016, there were 19,047,259 shares of restricted stock outstanding. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. The value of our common stock is deemed to be immaterial, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Cumulative foreign currency translation loss	$(69)	$(70)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$38	$37

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

Index
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

●·
In the event that more than fifty percent (50%) of the ownership interests in the Class B member are transferred to persons or individuals (other than members of the immediate family of the initial owners of the Class B member) without the consent of Telos ID, the Class A member has the option to purchase the entire membership interest of the Class B member.

●
The Class B member has the option to sell its interest to the Class A member at any time if there is not a letter of intent to sell Telos ID, a binding contract to sell all of the assets or membership interests in Telos ID, or a standstill for due diligence with respect to a sale of Telos ID. Notwithstanding the foregoing, the Class A member will not be obligated to purchase the interest of the Class B member if that purchase would constitute a violation of any existing line of credit available to the Company after giving effect to that purchase and the applicable lender refuses to consent to that purchase or to waive such violation.

If either the Class A member or the Class B member elects to sells its interest or buy the other member's interest upon the occurrence of any of the foregoing events, the purchase price for the interest will be based on an appraisal of Telos ID prepared by a nationally recognized investment banker. If the Class A member fails to satisfy its obligation, subject to the restrictions in the Purchase Agreement, to purchase the interest of the Class B member under the Operating Agreement, the Class B member may require Telos ID to initiate a sales process for the purpose of seeking an offer from a third party to purchase Telos ID that maximizes the value of Telos ID. The Telos ID Board must accept any offer from a bona fide third party to purchase Telos ID if that offer is approved by the Class B member, unless the purchase of Telos ID would violate the terms of any existing line of credit available to the Company and the applicable lender does not consent to that purchase or waive the violation. The sale process is the sole remedy available to the Class B member if the Class A member does not purchase its membership interest.  Under such a forced sale scenario, a sales process would result in both members receiving their proportionate membership interest shares of the sales proceeds and both members would always be entitled to receive the same form of consideration.

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. The Class B member received a total of $0.6 million for the three and six months ended June 30, 2016, and $1.0 million for the three and six months ended June 30, 2015, of such distributions.

Index

The following table details the changes in non-controlling interest for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Non-controlling interest, beginning of period	$1,345	$969	$635	$584
Net income	575	362	1,285	747
Distributions	(627)	(961)	(627)	(961)
Non-controlling interest, end of period	$1,293	$370	$1,293	$370

Note 3.          Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of June 30, 2016 and December 31, 2015. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of June 30, 2016, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period. Amortization expense was $0.6 million and $1.1 million for each of the three and six months ended June 30, 2016 and 2015, respectively. The other intangible assets were fully amortized as of June 30, 2016. Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable. As of June 30, 2016, no impairment charges were taken.

Other intangible assets consist of the following (in thousands):

	June 30, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets	$11,286	$11,286	$11,286	$10,157
	$11,286	$11,286	$11,286	$10,157

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

As of June 30, 2016 and December 31, 2015, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of June 30, 2016 and December 31, 2015, the carrying value of the Senior Redeemable Preferred Stock was $2.1 million and $2.0 million, respectively. Since there have been no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $125.8 million and $123.9 million, respectively, and the estimated fair market value was $27.2 million and $32.3 million, respectively, based on quoted market prices.

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

Index
Note 5.          Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of June 30, 2016 and December 31, 2015, the accounts payable and other accrued payables consisted of $13.2 million and $9.3 million, respectively, in trade account payables and $4.2 million and $3.4 million, respectively, in accrued payables.

Senior Revolving Credit Facility
On March 31, 2015, we amended our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") ("the Twelfth Amendment") to extend the maturity date to April 1, 2016. The Twelfth Amendment also amended the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflected the Company's projected utilization of the Facility. The Twelfth Amendment required quarterly installment payments of $350,000 beginning April 1, 2015, and extended the maturity date to April 1, 2016. The Twelfth Amendment established EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment authorized the issuance of $5 million in subordinated notes to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. The Twelfth Amendment also established a minimum excess availability requirement under the revolving component of $1.25 million and allowed for the payment of interest under the Porter Notes, subject to separate subordination agreements. In consideration for the closing of the Twelfth Amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment set the quarterly EBITDA covenants to more accurately reflect the Company's current operating budget. All other financial covenants remained unchanged. The Seventeenth Amendment eliminated the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. The Seventeenth Amendment also increased the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increased the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company did not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment was not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo, which was paid in June 2016. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On May 16, 2016, the Facility was amended to extend the maturity date to April 1, 2017.

As of June 30, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility contains financial covenants including minimum EBITDA, minimum recurring revenue and a limit on capital expenditures. As of June 30, 2016, we were in compliance with the Facility's financial covenants, including EBITDA covenants.

At June 30, 2016, we had outstanding borrowings of $4.8 million on the Facility, which included the $2.5 million term loan. At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million term loan, of which $1.4 million was short-term. At June 30, 2016 and December 31, 2015, we had unused borrowing availability on the Facility of $6.0 million and $5.8 million, respectively. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.9% and 6.8% for the six months ended June 30, 2016 and 2015, respectively.

Index
On July 15, 2016, the outstanding balance under the Facility was paid in full.  See Note 8 – Commitment, Contingencies, and Subsequent Events.
Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $75,000 and $149,000 for three and six months ended June 30, 2016, respectively, and $75,000 and $78,000 for the three and six months ended June 30, 2015, respectively, on the Porter Notes. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of June 30, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.

As of June 30, 2016, Mr. John Porter held 6.3% of the Senior Redeemable Preferred Stock. In the aggregate, as of June 30, 2016, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford. Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

At June 30, 2016 and December 31, 2015, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2016.

At June 30, 2016 and December 31, 2015, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million. We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $33,000 for each of the three and six months ended June 30, 2016 and 2015, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2016 and December 31, 2015 was 3,185,586. The Public Preferred Stock is quoted on the OTC Bulletin Board and the OTC Pink marketplace.

Index
 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

Until July 15, 2016, we were parties with certain of our subsidiaries to the Facility agreement with Wells Fargo. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2016.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $94.0 million and $92.1 million as of June 30, 2016 and December 31, 2015, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2016 and 2015, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent  to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $125.8 million and $123.9 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2016 and December 31, 2015, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

Index
Note 7.          Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. For the three and six months ended June 30, 2016 and 2015, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded an approximately $14,000 and $23,000 income tax provision for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.2 million income tax benefit for the three and six months ended June 30, 2015, respectively.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2016 and December 31, 2015. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill of $3.3 million and $3.2 million remains on our condensed consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $763,000 and $803,000 of unrecognized tax benefits, including $222,000 and $210,000 of related interest and penalties, required to be recorded as of June 30, 2016 and December 31, 2015, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

Note 8.          Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity
As described in Note 5 – Current Liabilities and Debt Obligations, we maintain the Facility with Wells Fargo. Borrowings under the Facility are collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuates based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provides us with virtually all of the liquidity we require to meet our operating, investing and financing needs. Therefore, maintaining sufficient availability on the Facility or securing an alternate source of financing is the most critical factor impacting our liquidity.

On July 15, 2016, the outstanding balance under the Facility was paid in full. See Subsequent Events below. On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Republic Capital Access, LLC ("RCA" or "Buyer"), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. government prime contracts or subcontracts of the Company (collectively, the "Purchased Receivables"). Additionally, on July 15, 2016, we entered into a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the "Acceptable Accounts"). The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the new financing arrangements, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace our new sources of financing with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Index
While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under our credit arrangements. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize cash resources without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our cash resources without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability  unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on our cash resources, our financing arrangements, and therefore our liquidity.

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

Our working capital was $(4.8) million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively. Although no assurances can be given, we expect that our financing arrangements with RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock. As of June 30, 2016, Costa Brava and Wynnefield own 12.7% and 17.3%, resepectively, of the outstanding Public Preferred Stock. No material developments occurred in this litigation during the three months ended June 30, 2016.

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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, Messrs. Seth W. Hamot and Andrew R. Siegel, principals of Costa Brava and Class D Directors of Telos, filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date. No material developments occurred in this litigation during the three months ended June 30, 2016.

Index
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

Subsequent Events

Accounts Receivable Purchase Agreement
        On July 15, 2016, we entered into the Purchase Agreement with RCA, pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase the Purchased Receivables. Upon purchase, RCA becomes the absolute owner of any such Purchased Receivables, which are payable directly to RCA, subject to certain repurchase obligations of the Company. The total amount of Purchased Receivables is subject to a maximum limit of $10 million of outstanding Purchased Receivables (the "Maximum Amount") at any given time. The Purchase Agreement has an initial term expiring on June 30, 2018 and automatically renews for successive 12 month renewal periods unless terminated in writing by either the Company or RCA.
The initial purchase price of a Purchased Receivable is equal to 90% of the face value of the receivable if the account debtor is an agency of the U.S. government, and 85% if the account debtor is not an agency of the U.S. government; provided, however, that RCA has the right to adjust these initial purchase price rates in its sole discretion. After collection by RCA of the portion of a Purchased Receivable in excess of the initial purchase price, RCA shall pay the Company the residual 10% of such Purchased Receivable, less (i) a discount factor equal to 0.30%, for federal government prime contracts (or 0.56% for non-federal government investment grade account obligors or 0.62% for non-federal government non-investment grade account obligors) of the face amounts of Purchased Receivables; (ii) a program access fee equal to 0.008% of the daily ending account balance for each day that Purchased Receivable are outstanding; (iii) a commitment fee equal to 1% per annum of Maximum Amount minus the amount of Purchased Receivables outstanding; and (iv) fees, costs and expenses relating to the preparation, administration and enforcement of the Purchase Agreement and any other related agreements. At the time the Purchase Agreement was signed, the Company received proceeds in an amount equal to $6.3 million, net of an initial enrollment fee equal to $25,000. Those proceeds were used to repay the outstanding amount under the Facility to Wells Fargo.
        The Purchase Agreement provides that in the event, but only to the extent, that the conveyance of Purchased Receivables by the Company is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA, effective as of the date of the first purchase under the Purchase Agreement, a security interest in all of the Company's right, title and interest in, to and under all of the Purchased Receivables, whether now or hereafter owned, existing or arising.

The Company provides a power of attorney to RCA to take certain actions in the Company's stead, including (a) to sell, assign or transfer in whole or in part any of the Purchased Receivables; (b) to demand, receive and give releases to any account debtor with respect to amounts due under any Purchased Receivables; (c) to notify all account debtors with respect to the Purchased Receivables; and (d) to take any actions necessary to perfect RCA's interests in the Purchased Receivables.

Index
The Company is liable to Buyer for any fraudulent statements and all representations, warranties, covenants, and indemnities made by the Company pursuant to the terms of the Purchase Agreement. It is considered an event of default if (a) the Company fails to pay any amounts it owes to RCA when due (subject to a cure period); (b) the Company has voluntary or involuntary bankruptcy proceedings commenced by or against it; (c) the Company is no longer solvent or is generally not paying its debts as they become due; (d) any voluntary liens, garnishments, attachments, or the like are issued against or attach to the Purchased Receivables; (e) the Company breaches any warranty, representation, or covenant (subject to a cure period); (f) the Company is not in compliance or has otherwise defaulted under any document or obligation in favor of RCA or an RCA affiliate; or (g) the Purchase Agreement or any material provision terminates (other than in accordance with the terms of the Purchase Agreement) or ceases to be effective or to be a binding obligation of the Company. If any such event of default occurs, then RCA may take certain actions, including ceasing to buy any eligible receivables, declaring any indebtedness or other obligations immediately due and payable, or terminating the Financing Agreement.

Financing and Security Agreement
On July 15, 2016, we entered into the Financing Agreement with Action Capital, pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of the Acceptable Accounts. The maximum outstanding principal amount of advances under the Financing Agreement is $2.5 million. The Financing Agreement has a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. At the time the Financing Agreement was signed, the Company did not borrow any amounts under the Financing Agreement.

The Company shall pay Action Capital interest on the advances outstanding under the Financing Agreement at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 2%, and a monthly fee equal to 0.50%. All interest calculations are based on a year of 360 days. The Company's obligations under the Financing Agreement are secured by certain assets of the Company pertaining to the Acceptable Accounts, including all accounts, accounts receivable, earned and unbilled revenue, contract rights, chattel paper, documents, instruments, general intangibles, reserves, reserve accounts, rebates, books and records, and all proceeds of the foregoing.

Pursuant to the terms of the Financing Agreement, Action Capital shall have full recourse against the Company when an Acceptable Account is not paid in full by the respective customer within 90 days of the date of purchase or if for any reason it ceases to be an Acceptable Account, including the right to charge-back any such Acceptable Account. It is considered an event of default if the Company breaches any covenant or warranty, knowingly provides false or incorrect material information to Action Capital, or otherwise defaults on any of its material obligations under the Financing Agreement or any other material agreements with Action Capital (subject to a cure period). If any such events of default occur, then Action Capital may take certain actions, including declaring any indebtedness immediately due and payable, requiring any customers with Acceptable Accounts to make payments directly to Action Capital, exercising its power of attorney from the Company to take actions in the Company's stead with respect to any of Company's Acceptable Accounts, or terminating the Financing Agreement.

In connection with the Purchase Agreement and the Financing Agreement, the Company terminated the Facility with Wells Fargo, effective as of July 15, 2016, prior to its maturity date of April 1, 2017, and repaid all amounts outstanding under the Facility; other than (1) the obligations of the Company under the Facility and related loan documents with respect to letters of credits and fees, charges, costs and expenses related thereto, (2) the obligations of the Company under the Facility and related loan documents to reimburse Wells Fargo for costs and expenses that may become due and payable after the date of the termination of the Facility, and (3) any customary contingent indemnification obligations. The Company paid an early termination fee of $100,000, and no other early termination fees or prepayment penalties were incurred by the Company in connection with the termination of the Facility.

Index
Note 9.          Related Party Transactions

Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amount paid to this individual as compensation for each of the three and six months ended June 30, 2016 and 2015 were $76,000 and $151,000, respectively. Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as of June 30, 2016 and December 31, 2015.

On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $75,000 and $149,000 for the three and six months ended June 30, 2016, respectively, and $75,000 and $78,000 for the three and six months ended June 30, 2015, respectively, on the Porter Notes. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

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

Backlog
Funded backlog as of June 30, 2016 and 2015 was $75.4 million and $53.8 million, respectively.  Funded backlog was $59.2 million at December 31, 2015.

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

Our operating cycle involves many types of solutions, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

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

On August 31, 2015, we were notified that we were not awarded the re-compete of a contract within our IT & Enterprise Solutions (formerly Secure Communications) area for a government agency. The contract had a total funded value of over $45 million over the past three years and accounted for approximately 11% of revenue for 2015. We filed a protest of the award with the Court of Federal Claims, which entered a final order denying the protest on February 29, 2016. On March 4, 2016, we filed an appeal with the United States Court of Appeals for the Federal Circuit, appealing the decision of the Court of Federal Claims. On that same day, we also filed a request for an injunction pending appeal with the Court of Federal Claims. The Court of Federal Claims has not yet ruled on our request for an injunction pending appeal. We continued to perform under the contract through the period of performance, which ended on May 22, 2016.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011, which established specific limits on annual appropriations for fiscal years 2012-2021. On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 ("BBA") into law. The BBA sets fiscal year 2016 and 2017 DoD spending caps that exceed recent DoD budget funding levels. These spending caps are recognized by both the Executive branch and Congress and are therefore expected to lead to a stable budget process for those two years. In addition, while the spending cap increase does not meet the DoD's original fiscal year 2016 base budget funding request or its planned fiscal year 2017 funding level, it should provide for modest growth in the DoD's modernization budgets for fiscal years 2016 and 2017.

Index
The principal element of the Company's operating expenses as a percentage of sales for the three and six months ended June 30, 2016 and 2015 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8	77.6	62.8	76.7
Selling, general, and administrative expenses	35.0	25.9	34.8	28.0

Operating income (loss)	0.2	(3.5)	2.4	(4.7)

Other income	----	----	----	----
Interest expense	(5.1)	(4.5)	(5.1)	(4.6)

Loss before income taxes	(4.9)	(8.0)	(2.7)	(9.3)
(Provision) benefit for income taxes	(0.1)	1.6	(0.1)	2.0
Net loss	(5.0)	(6.4)	(2.8)	(7.3)
Less: Net income attributable to non-controlling interest	(2.1)	(1.1)	(2.4)	(1.2)
Net loss attributable to Telos Corporation	(7.1)%	(7.5)%	(5.2)%	(8.5)%

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Revenue decreased by 16.3% to $26.8 million for the second quarter of 2016, from $32.0 million for the same period in 2015. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS contract, consistent with the expiration of the performance period for award of new task orders in September 2013. As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue decreased to $23.5 million for the second quarter of 2016 from $25.0 million for the same period in 2015, primarily attributable to decreases in sales of $3.8 million of Cyber Operations and Defense in Secure Mobility deliverables, $2.0 million of IT & Enterprise solutions due primarily to us not being awarded a re-competed contract with a government agency as discussed above, offset by increases in sales of $3.3 million of Cyber Operations and Defense in Cyber Security deliverables, and $1.0 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $3.3 million for the second quarter of 2016 from $7.0 million for the same period in 2015, primarily attributable to decreases in sales of $2.0 million of Cyber Operations and Defense in Secure Mobility deliverables, $1.3 million of Identity Management solutions, $0.2 million of Cyber Operations and Defense in Cyber Security proprietary software deliverables, and $0.2 million of IT & Enterprise solutions.

Cost of sales decreased by 30.2% to $17.3 million for the second quarter of 2016 from $24.9 million for the same period in 2015, primarily due to decreases in revenue of $5.2 million, coupled with a decreased cost of sales as a percentage of revenue of 12.9%. Cost of sales for services decreased by $3.9 million, and as a percentage of services revenue decreased by 11.6%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables including a contract settlement on a prior period loss contract. Cost of sales for products decreased by $3.6 million, and as a percentage of product revenue decreased by 19.1%, primarily due to  improved product reselling margins. The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Index
Gross profit increased by 31.9% to $9.5 million for the second quarter of 2016 from $7.2 million for the same period in 2015. Gross margin increased to 35.2% in the second quarter of 2016, from 22.4% for the same period in 2015. Services gross margin increased to 34.7% from 23.1%, and product gross margin increased to 39.0% from 19.8%, due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense (SG&A) increased by 13.2% to $9.4 million for the second quarter of 2016, from $8.3 million for the same period in 2015, primarily attributable to increases in labor costs of $0.7 million, accrued bonuses of $0.3 million, and outside services of $0.1 million.

Operating income was $0.1 million for the second quarter of 2016, compared to operating loss of $1.1 million for the same period in 2015, due primarily to an increase in gross profit offset by an increase in SG&A as noted above.

Interest expense decreased 4.1% to $1.4 million for the second quarter of 2016, from $1.4 million for the same period in 2015, primarily due to a decrease in interest on the Facility.

Income tax provision was $14,000 for the second quarter of 2016, compared to $518,000 income tax benefit for the same period in 2015, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $1.9 million for the second quarter of 2016, compared to $2.4 million for the same period in 2015, primarily attributable to the increase in operating income for the quarter as discussed above.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Revenue decreased by 10.3% to $53.9 million for the six months ended June 30, 2016 from $60.0 million in the same period in 2015. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS contract, consistent with the expiration of the performance period for award of new task orders in September 2013. As discussed above, NETCENTS is an IDIQ contract utilized by multiple government customers and sales under NETCENTS varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue decreased to $47.8 million for the six months ended June 30, 2016 from $50.3 million for the same period in 2015, primarily attributable to decreases in sales of $7.7 million of Cyber Operations and Defense in Secure Mobility deliverables, $1.9 million of IT & Enterprise solutions due primarily to us not being awarded  a re-competed contract with a government agency as discussed above, offset by increases in sales of $5.3 million of Cyber Operations and Defense in Cyber Security deliverables, and $1.8 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $6.1 million for the six months ended June 30, 2016 from $9.7 million for the same period in 2015, primarily attributable to decreases in sales of $2.1 million of Cyber Operations and Defense in Secure Mobility deliverables, $0.8 million of Identity Management solutions, $0.5 million of Cyber Operations and Defense in Cyber Security proprietary software deliverables, and $0.2 million of IT & Enterprise solutions.
        Cost of sales decreased by 26.6% to $33.8 million for the six months ended June 30, 2016 from $46.1 million for the same period in 2015.
        Gross profit increased by 43.7% to $20.0 million for the six months ended June 30, 2016 from $13.9 million compared to the same period in 2015, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin increased to 37.2% for the six months ended June 30, 2016, from 23.3% in the same period in 2015.
        SG&A expense increased 11.6% to $18.7 million for the six months ended June 30, 2016 from $16.8 million for the same period in 2015, primarily due to increases in labor costs of $1.0 million, accrued bonuses of $0.3 million, outside services of $0.2 million, legal costs of $0.2 million, and trade show expenses of $0.1 million.

Operating income was $1.3 million for the six months ended June 30, 2016, compared to operating loss of $2.8 million for the same period in 2015, due primarily to an increase in gross profit offset by an increase in SG&A as noted above.

Index
Interest expense increased 0.4% to $2.8 million for the six months ended June 30, 2016, from $2.8 million for the same period in 2015, primarily due to an increase in interest on the Porter Notes, offset by a decrease in interest on the Facility.
Income tax provision was $23,000 for the six months ended June 30, 2016, compared to $1.2 million income tax benefit for the same period in 2015, which is based on the estimated annual effective tax rate applied to the pretax loss for the six month period, adjusted for the income tax provision previously provided, based on our expectation of pretax loss for the fiscal year.
Net loss attributable to Telos Corporation was $2.8 million for the six months ended June 30, 2016, compared to $5.2 million for the same period in 2015, primarily attributable to the increase in operating income as discussed above.
Liquidity and Capital Resources
As described in more detail below, we maintained a revolving credit facility (the "Facility") with Wells Fargo Capital Finance, Inc. ("Wells Fargo") until July 15, 2016. Borrowings under the Facility were collateralized by substantially all of our assets including inventory, equipment, and accounts receivable. The amount of available borrowings fluctuated based on the underlying asset-borrowing base, in general 85% of our trade accounts receivable, as adjusted by certain reserves (as further defined in the Facility agreement). The Facility provided us with virtually all of the liquidity we required to meet our operating, investing and financing needs prior to July 15, 2016.

On July 15, 2016, the outstanding balance under the Facility was paid in full. See Note 8 – Commitment, Contingencies, and Subsequent Events. On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Republic Capital Access, LLC ("RCA" or "Buyer"), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. government prime contracts or subcontracts of the Company (collectively, the "Purchased Receivables"). Additionally, on July 15, 2016, we entered into a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the "Acceptable Accounts"). The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the new financing arrangements, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace our new sources of financing with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

As disclosed in Note 8 – Commitments, Contingencies and Subsequent Events, on July 15, 2016, Telos repaid the entire balance of the Facility utilizing proceeds generated through new financing arrangements with RCA and Action Capital, entered into concurrently with the payoff of the Facility. At the time of the Facility repayment, the outstanding loan balance, including accrued interest and fees, was $5.4 million. Additionally, Wells Fargo required the Company to collateralize, by cash deposit, $0.3 million for an outstanding letter of credit and as general returned item collateral.  Under the terms of the payoff letter for the Facility, RCA paid $5.7 million directly to Wells Fargo with the Company receiving the residual amount from the sale of $7.4 million of "Purchased Receivables" to RCA.

Index
Additionally, at the time of the Facility repayment, approximately $2.5 million of receivables were eligible to be financed through the Action Capital credit facility at the time of closing. The Company elected not to use this credit facility to effect the payoff, instead electing to finance the payoff through the RCA facility. Since receivables under the RCA facility are sold to RCA, current assets were utilized to pay off the Facility. As such, the Company accounted for the June 2016 Facility balance, subsequently refinanced, as a current liability as of the balance sheet date in accordance with ASC 470-10-45. Due to the impending closing of the RCA and Action Capital facilities, the Company elected not to seek an extension of the April 1, 2017 maturity of the Facility as of the balance sheet date.

Although the Company had the option to refinance $2.5 million of the Facility on a long-term basis under the Action Capital facility, its decision to refinance the entire loan through the current assets utilized under the RCA facility was the determinative factor in the classification of the loan balance as a current liability as of the balance sheet date. The Company utilizes the RCA and Action Capital facilities in concert to meet its operating, investing and financing cash flow requirements.  The Company utilized the Action Capital facility shortly after the close of the transactions.

While the Company's decision to pay off a current liability (which was a noncurrent liability in the previous period) utilizing current assets even though it had a noncurrent financing option for a substantial amount of the payoff available to it had a negative effect on working capital as of the balance sheet date, the Company views this as a temporary situation that will begin to be reversed as it utilizes the Action Capital facility to finance its operations, as receivables that have not been financed through either facility are collected, and as it continues to generate earnings from operations.

While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under our credit arrangements. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize cash resources  without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our cash resources without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on our cash resources, our financing arrangements, and therefore our liquidity.

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

Our working capital was $(4.8) million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively. See discussion above regarding the effect on working capital as of the balance sheet date of the subsequent origination of the RCA and Action Capital facilities and payoff of the Wells Fargo Facility.
Cash provided by operating activities was $5.9 million for the six months ended June 30, 2016, compared to $2.6 million for the same period in 2015. Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $1.5 million for the six months ended June 30, 2016, compared to $4.4 million for the six months ended June 30, 2015.

Index
        Cash used in investing activities was approximately $0.2 million for the six months ended June 30, 2016 and 2015, due to the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2016 was $5.7 million, compared to $2.4 million for the same period in 2015, primarily attributable to net repayments of $4.7 million to the Facility and distribution of $0.6 million to Telos ID Class B member for the six months ended June 30, 2016, compared to net repayments of $3.6 million to the Facility, distribution of $1.0 million to Telos ID Class B member, offset by proceeds from the Porter Notes of $2.5 million for the six months ended June 30, 2015.

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

Senior Revolving Credit Facility
On March 31, 2015, we amended the Facility ("the Twelfth Amendment") to extend the maturity date to April 1, 2016. The Twelfth Amendment also amended the terms of the Facility, reducing the total credit available from $30 million to $20 million, and reducing the letter of credit sub-line limit from $5 million to $1 million. The reduced limits under the Facility more appropriately reflected the Company's projected utilization of the Facility. The Twelfth Amendment required quarterly installment payments of $350,000 beginning April 1, 2015, and extended the maturity date to April 1, 2016. The Twelfth Amendment established EBITDA and recurring revenue covenants, amending and restating in the entirety previously established financial covenants. The Twelfth Amendment authorized the issuance of the Porter Notes. The Twelfth Amendment also established a minimum excess availability requirement under the revolving component of $1.25 million and allowed for the payment of interest under the Porter Notes, subject to separate subordination agreements. In consideration for the closing of the Twelfth Amendment, we paid Wells Fargo a fee of $150,000, plus expenses related to the closing.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment set the quarterly EBITDA covenants to more accurately reflect the Company's current operating budget. All other financial covenants remained unchanged. The Seventeenth Amendment eliminated the bottom tier of pricing established in the Twelfth Amendment, fixing the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. The Seventeenth Amendment also increased the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increased the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company did not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment was not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo, which was paid in June 2016. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On May 16, 2016, the Facility was amended to extend the maturity date to April 1, 2017.

As of June 30, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, on the Facility.

The Facility has various covenants that may, among other things, affect our ability to merge with another entity, sell or transfer certain assets, pay dividends and make other distributions beyond certain limitations. The Facility contains financial covenants including minimum EBITDA, minimum recurring revenue and a limit on capital expenditures. As of June 30, 2016, we were in compliance with the Facility's financial covenants, including EBITDA covenants.

Index
At June 30, 2016, we had outstanding borrowings of $4.8 million on the Facility, which included the $2.5 million term loan. At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million term loan, of which $1.4 million was short-term. At June 30, 2016 and December 31, 2015, we had unused borrowing availability on the Facility of $6.0 million and $5.8 million, respectively.  The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.9% and 6.8% for the six months ended June 30, 2016 and 2015, respectively.

On July 15, 2016, the outstanding balance under the Facility was paid in full.  See Note 8 – Commitment, Contingencies, and Subsequent Events.

Subordinated Debt
On March 31, 2015, the Company entered into the Porter Notes with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $75,000 and $149,000 for the three and six months ended June 30, 2016, respectively, and $75,000 and $78,000 for the three and six months ended June 30, 2015, respectively, on the Porter Notes. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements, and is not expected to be paid in the near term.

Redeemable Preferred Stock
We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock. These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively. We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock. As of December 31, 2008, the Public Preferred Stock was fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $127.9 million and $125.9 million at June 30, 2016 and December 31, 2015, respectively. We recorded dividends of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2016 and 2015, respectively, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than described below. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of June 30, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.

Index
As of June 30, 2016, Mr. John Porter held 6.3% of the Senior Redeemable Preferred Stock. In the aggregate, as of June 30, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford. Mr. Porter and Toxford own 39.3% of our Class A Common Stock.

At June 30, 2016 and December 31, 2015, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of June 30, 2016.

At June 30, 2016 and December 31, 2015, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million. We accrued dividends on the Senior Redeemable Preferred Stock of $17,000 and $33,000 for the each of the three and six months ended June 30, 2016 and 2015, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2016 and December 31, 2015 was 3,185,586. The Public Preferred Stock is quoted on the OTC Bulletin Board and the OTC Pink marketplace.
Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility entered into with Wells Fargo to which the Public Preferred Stock is subject, other senior obligations, and Maryland law limitations in existence prior to October 1, 2009.  Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.
        Until July 15, 2016, we were parties with certain of our subsidiaries to the Facility agreement with Wells Fargo. Under the Facility, we agreed that, so long as any credit under the Facility is available and until full and final payment of the obligations under the Facility, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Index
Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Facility and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2016.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $94.0 million and $92.1 million as of June 30, 2016 and December 31, 2015, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2016 and 2015, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

In May 2006, the Board concluded that the accrual of PIK dividends for the period 1992 through June 1995 was no longer appropriate. Since 1995, we have disclosed in the footnotes to our audited financial statements the carrying value of the accrued PIK dividends on the Public Preferred Stock for the period 1992 through June 1995 as $4.0 million, and that had we accrued cash dividends during this time period, the total amount accrued would have been $15.1 million. As stated above, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively, due to the redemption of 410,000 shares of the Public Preferred Stock in November 1998. On May 12, 2006, the Board voted to confirm that our intent with respect to the payment of dividends on the Public Preferred Stock for this period changed from its previously stated intent to pay PIK dividends to that of an intent to pay cash dividends. We therefore changed the accrual from $3.5 million to $13.4 million, the result of which was to increase our negative shareholder equity by the $9.9 million difference between those two amounts, by recording an additional $9.9 million charge to interest expense for the second quarter of 2006, resulting in a balance of $125.8 million and $123.9 million for the principal amount and all accrued dividends on the Public Preferred Stock as of June 30, 2016 and December 31, 2015, respectively. This action is considered a change in assumption that results in a change in accounting estimate as defined in ASC 250-10, which sets forth guidance concerning accounting changes and error corrections.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Until July 15, 2016, we were exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. As of June 30, 2016, interest on the Facility is charged at 5.75%. The effective weighted average interest rates on the outstanding borrowings under the Facility were 7.9% and 6.8% for the six months ended June 30, 2016 and 2015, respectively. The Facility had an outstanding balance of $4.8 million at June 30, 2016.

Index
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments, Contingencies and Subsequent Events to the condensed consolidated financial statements.

Item 1A.  Risk Factors

Our inability to maintain sufficient access to the capital markets to provide the necessary capital to fund our operations would have a significant impact on our business.
Our primary sources of funds to meet our liquidity and capital requirements are an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Republic Capital Access, LLC ("RCA") and a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"). Under the Purchase Agreement, we may offer for sale, and RCA, in its sole discretion may purchase, up to $10 million of eligible accounts receivable relating to U.S. government prime contracts or subcontracts outstanding at any given time.  Under the Financing Agreement, Action Capital agreed to provide advances of up to 90% of the net amount of certain acceptable customer accounts. The maximum outstanding principal amount of advances under the Financing Agreement is $2.5 million. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our accounts receivable under those agreements, the status of our business, global credit market conditions, or perceptions of our business or industry by RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the new financing arrangements, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace our new sources of financing with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At June 30, 2016, total undeclared unpaid dividends accrued for financial reporting purposes are $1.6 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of June 30, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.  As of June 30, 2016, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock. In the aggregate, as of June 30, 2016, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively. Due to the terms of the Facility and of the Senior Redeemable Preferred Stock, we have been and continue to be precluded from paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $94.0 million and $92.1 million in cash dividends as of June 30, 2016 and December 31, 2015, respectively.

Since 1991, no other dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, filed with the State of Maryland on January 5, 1992, as amended on April 14, 1995 ("Charter"), limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility, other senior obligations and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company does not currently satisfy. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations, limitations set forth in the covenants in the Facility, foreseeable capital and operational requirements, and restrictions and prohibitions of our Charter, we were unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock instrument. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the balance sheet as of June 30, 2016 and December 31, 2015.

Item 4.    Mine Safety Disclosures
Not applicable.

Index
Item 5.    Other Information

On August 12, 2016, our Board of Directors adopted the Telos Corporation 2016 Omnibus Long-Term Incentive Plan (the "2016 Plan"), under which equity-based compensation, including stock options, share appreciation rights, restricted shares units, unrestricted shares and dividend equivalent rights, may be granted. The purpose of the 2016 Plan is to enhance the Company's and its subsidiaries' ability to attract, motivate and retain highly qualified employees and to improve the business results and earnings of the Company by providing such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.

The 2016 Plan expires on August 12, 2026. There are 4,500,000 shares of the Company's common stock available for issuance under the 2016 Plan.

The Board has delegated to its Management Development and Compensation Committee the authority to determine the recipients, the types and amounts of awards, the terms and conditions of awards, the form of each award agreement and whether to amend, modify or supplement the terms of any outstanding awards, subject to the terms and conditions of the 2016 Plan. Employees, officers and directors of, and consultants and advisers currently providing services to, the Company or one of its subsidiaries, are eligible to participate in the 2016 Plan, as well as any other individual whose participation in the 2016 Plan our Board of Directors determines to be in the best interests of the Company.

The foregoing summary of the 2016 Plan is qualified in its entirety and is subject to the terms of the 2016 Plan, which is filed as an exhibit to this Quarterly Report and incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1
Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated July 15, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on July 21, 2016)

10.2
Financing and Security Agreement between Telos Corporation and Action Capital Corporation, dated July 15, 2016 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on July 21, 2016)

10.3+*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan
10.4+*	Notice of Grant of Restricted Stock
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*   filed herewith
+   constitutes a management contract or compensatory plan or arrangement
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed"

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2016	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)