Form 10-K
period 2016-12-31
TELOS CORP
filed 2017-03-30
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2016:  Not applicable

As of March 24, 2017, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 11, 2017.

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

PART I
Item 1.  Business

Overview

Telos Corporation, together with its subsidiaries, (the "Company" or "Telos" or "We") is an information technology leader focused on designing and providing advanced technologies to deliver solutions that empower and protect the world's most demanding enterprises. We empower our customers with secure solutions that leverage mobile communication, cloud technology, and real-time collaboration.  We protect vital assets that include the critical operational and tactical systems of our customers so that they can safely conduct their global missions. Our customer base consists primarily of military, intelligence and civilian agencies of the federal government and NATO allies around the world.

We generate approximately 76.0% of our revenues by delivering these solutions at a fixed price to our customers. This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers. We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

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

Our Mission

Our mission is to protect critical information assets with solutions and services for cyber security, secure mobility, and identity management.

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

Selected Examples of How We Accomplish Our Mission

We protect the systems of our customers through the development and delivery of our Xacta IA Manager software ("Xacta"). Xacta is the premier solutions for continuous assessment and authorization, and is used throughout the Department of Defense, intelligence communities and civilian government. We have performed thousands of certifications and our product has been adopted by numerous enterprises as their solutions of choice and ongoing compliance for risk management.

We streamline and automate the process of selecting, applying, and monitoring security controls for cloud-based systems and applications, so that security-conscious organizations can migrate their workloads to the cloud faster and more efficiently. We also deploy, protect and extend the wireless networks of our customers around the world, as well as secure the communications on the network with solutions that disguise the identity and location of network users and assets.

We protect and enhance the communications of our customers through the development and delivery of our Telos Automated Message Handling System ("AMHS"), which has been adopted by the Department of Defense to carry all official message traffic and is implemented throughout all branches of the military, the intelligence community and other critical civilian agencies. AMHS is also used by U.S. Central Command to meet its critical organization and communications requirements in the CENTCOM Theater of Operations including Iraq and Afghanistan.

Through an exclusive subcontractor relationship with Telos ID, we assess, design and deliver identity and access solutions to protect national security assets, people and facilities. Among these programs is the leading designated aviation channeling service for the general aviation industry, serving nearly 60 airports, airlines, and aviation customers across the country. Telos ID also supports the premier federal identity application, which has issued almost 40,400,000 smart card based secure credentials for active duty uniformed service personnel, Selected Reserve, Department of Defense ("DoD") civilian employees, and eligible contractor personnel. Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants and government contractors in specified operational theaters. This system has captured over 517,000,000 scans by more than 2,700,000 U.S. Government, U.S. Military and company contractors since its inception.

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

Index
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

Patents, Trademarks, Trade Secrets and Licenses

We have made it a practice of obtaining patent, copyright and/or trademark protection on our products, processes and marks where possible. We own a number of patents and copyrights, which we believe to be of material importance to the Company. Our patents and copyrights extend for varying periods of time based on the date of application or registration. Generally, registered copyright protection continues for a term of at least 70 years. Trademark and service mark protection for registered marks generally continues for as long as the marks are used.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts (known as "GWACs") which are generally firm fixed-priced or time-and-materials contracts. For 2016, 2015, and 2014, the Company's revenue derived from firm fixed-price contracts was 76.0%, 77.0%, and 74.9%, respectively, cost plus contracts was 16.4%, 12.0%, and 15.4%, respectively, and time-and-material contracts was 7.6%, 11.0%, and 9.7%, respectively.

Index
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

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2016		2015		2014
			(dollar amounts in thousands)

Federal	$130,415	96.7%	$117,328	97.3%	$122,549	96.1%
State & Local, and Commercial	4,453	3.3%	3,306	2.7%	5,013	3.9%

Total	$134,868	100.0%	$120,634	100.0%	$127,562	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners.

Our People and Culture

As of December 31, 2016, we employed 502 people, which includes 52 from Teloworks, and 79 from Telos ID. Of our employees, 311 hold security clearances of secret or higher.

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

Government Contracts and Regulation

Our business is heavily regulated. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. These laws and regulations, among other things:

●	impose specific and unique cost accounting practices that may differ from Generally Accepted Accounting Principles ("GAAP") in the United States of America and therefore require reconciliation;

●	impose acquisition regulations that define reimbursable and non-reimbursable costs; and

●	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

Funded backlog as of December 31, 2016 and 2015 was $59.7 million and $59.2 million, respectively.

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

Index
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
Our primary sources of funds to meet our liquidity and capital requirements are an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Republic Capital Access, LLC ("RCA") and a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"). Under the Purchase Agreement, we may offer for sale, and RCA, in its sole discretion may purchase, up to $10 million of eligible accounts receivable relating to U.S. government prime contracts or subcontracts outstanding at any given time. Under the Financing Agreement, Action Capital agreed to provide advances of up to 90% of the net amount of certain acceptable customer accounts. The maximum outstanding principal amount of advances under the Financing Agreement is $5 million. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our accounts receivable under those agreements, the status of our business, global credit market conditions, or perceptions of our business or industry by RCA, Action Capital, or other potential sources of financing. In January 2017, we borrowed $11 million under a credit agreement with Enlightenment Capital Solutions Fund II, L.P. to raise additional working capital and retire certain long-term obligations. If we are unable to maintain the Purchase Agreement and the Financing Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace our new sources of financing with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

We depend on the U.S. Government for a significant portion of our sales and a significant decline in U.S. Government defense spending could have an adverse impact on our financial condition and results of operations.
Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process.  In each of the past three years, substantially all of our net sales were to the U.S. Government, particularly the Department of Defense ("DoD"). U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country's safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, and increasing costs for entitlement programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the "BCA"), which established specific limits on annual appropriations for fiscal years 2012-2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2015 (the "BBA"). As a result, DoD funding levels have fluctuated over this period and have been difficult to predict. For example, the DoD budget was reduced by 7.8% in fiscal year 2013 as compared to fiscal year 2012, but  remained essentially flat for fiscal years 2014 and 2015. The BBA raised DoD fiscal year 2016 funding approximately 5% relative to fiscal year 2015, but the ultimate DoD funding for fiscal year 2017 remains uncertain because the DoD is currently operating under a Continuing Resolution for fiscal year 2017. The Continuing Resolution limits funding levels to fiscal year 2016 amounts and does not authorize new spending initiatives, despite renewed support in Washington for increased defense expenditures. Future spending levels are subject to a wide range of outcomes, depending on Congressional action.

In addition, for a number of years the U.S. government has been unable to complete its budget and appropriation process prior to the beginning of the next fiscal year, resulting in both actual or threatened governmental shut-downs and repeated use for extended time periods each year of Continuing Resolutions to fund the government. Such Continuing Resolutions, while they remain in effect, generally provide only prior-year funding levels for U.S. government agencies to continue operating, and greatly limit the ability of agencies to enter into new contracts. Additionally, while the BBA suspended the statutory debt limit through March 15, 2017, failure by the U.S. Government to further suspend or raise the limit once the Treasury Department exhausts its legal extraordinary measures to avoid breaching the limit in this and future years could result in the U.S. Government defaulting on its debts, with repercussions for the entire federal budget.

As a result of these and any other possible unforeseen factors, future U.S. Government defense spending levels are difficult to predict. Significant changes in defense spending or changes in U.S. Government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

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
          Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represented approximately 76.0% of our 2016 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

Index
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

Index
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

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID's corporate headquarters. This sublease will expire on December 31, 2017.

We lease additional office space in five separate facilities located in California, Colorado, Maryland, New Jersey and Nevada under various leases expiring through January 2024.

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

Index
PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 3, 2017, there were 206 record holders of our Class A Common Stock and 10 record holders of our Class B Common Stock. We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 6 – Current Liabilities and Debt Obligations to the Consolidated Financial Statements.

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

As of December 31, 2016, there were 40,238,461 and 4,037,628 shares issued and outstanding of Class A and Class B Common Stock, respectively.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands)
Sales	$134,868	$120,634	$127,562	$207,394	$226,096
Operating income (loss)	2,112	(3,617)	(11,644)	6,111	17,700
(Loss) income before income taxes	(3,335)	(9,237)	(16,600)	867	16,725
Net (loss) income attributable to Telos Corporation	(7,175)	(15,940)	(12,288)	(2,618)	7,435

FINANCIAL CONDITION

	As of December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands)
Total assets	$56,799	$59,964	$73,820	$88,609	$79,156
Senior credit facility, long-term (1)	----	7,144	8,590	19,141	18,559
Subordinated debt, long-term (1)	----	2,500	----	----	----
Capital lease obligations, long-term (2)	18,990	19,908	20,735	14,901	3,803
Deferred income taxes, long-term (3)	3,391	3,199	----	----	----
Senior redeemable preferred stock (4)	1,731	2,025	1,958	1,891	4,010
Public preferred stock (4)	127,742	123,919	120,097	116,274	112,451

(1)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.
(3)	See Note 9 to the Consolidated Financial Statements in Item 8 regarding our income taxes.
(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, income taxes, contingencies and litigation, potential impairments of goodwill and intangible assets, estimated pension-related costs for our foreign subsidiaries and accretion of Public Preferred Stock.  Actual results could differ from those estimates.

        The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition
Revenues are recognized in accordance with Financial Accounting Standards Board ("FASB") ASC 605-10-S99. We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, "Revenue Arrangements with Multiple Deliverables," which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices. This determination is made first by employing vendor-specific objective evidence ("VSOE"), to the extent it exists, then third-party evidence ("TPE") of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical. Therefore we do not utilize TPE. If VSOE and TPE are not determinable, we use our best estimate of selling price ("ESP") as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

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

Regarding our deliverables of Secure Mobility (formerly Secure Networks) solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions within the Secure Mobility group are generally sold as firm-fixed price ("FFP") bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company's customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials ("T&M") services contracts based upon specified billing rates and other direct costs as incurred.

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

IT & Enterprise Solutions (formerly Secure Communications) – We provide the Automated Message Handling System ("AMHS") as well as related services to our customers.  The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2016. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period. Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable. As of June 30, 2016, the other intangible assets had been fully amortized and no impairment charges had been taken.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes." Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2016 and 2015. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our consolidated balance sheet at December 31, 2016 and 2015.

Index
Results of Operations
We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We  believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2016, 2015, and 2014, the Company's revenue derived from firm fixed-price contracts was 76.0%, 77.0%, and 74.9%, respectively, cost plus contracts was 16.4%, 12.0%, and 15.4%, respectively, and time-and-material contracts was 7.6%, 11.0%, and 9.7%, respectively.

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts ("GWAC"), therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The original NETCENTS contract was awarded in 2004 and has been modified 40 times since that time, including numerous modifications to extend the period of performance. The period of performance for the award of new task orders under the contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office ("GAO") that the U.S. Air Force re-evaluate proposals and make a new source selection decision. As a result of the delays in the NETCENTS-2 procurement, some government orders that could have been issued through NETCENTS-2 have been issued through other contract vehicles, under which we were not prime contract awardees. This contributed to declines in revenues and margins below historical performance levels for 2014 and 2015. Subsequent to the Air Force's reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. A significant amount of the increase in revenue for 2016 is attributable to increased sales under NETCENTS-2. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II due in part to government funding issues for the Department of Homeland Security.

On August 31, 2015, we were notified that we were not awarded the re-compete of a contract within our IT & Enterprise Solutions (formerly Secure Communications) area for a government agency. The contract had a total funded value of over $45 million over the prior three years and accounted for approximately 11% of revenue for 2016. We filed a protest of the award with the Court of Federal Claims, which entered a final order denying the protest on February 29, 2016. On March 4, 2016, we filed an appeal with the United States Court of Appeals for the Federal Circuit, appealing the decision of the Court of Federal Claims, and the appellate court affirmed the judgement of the lower court on December 13, 2016. We continued to perform under the contract through the period of performance, which ended on May 22, 2016.

On October 13, 2016, we were notified that we were not awarded the re-compete of a contract within our Cyber Operations & Defense area for a government agency that we had bid as part of a joint venture. The contract had a total funded value of over $22 million over the prior three years and accounted for approximately 6% of revenue for 2016. The joint venture filed a protest of the award to another bidder with the GAO on October 24, 2016, which denied the protest on February 2, 2017. The joint venture then filed a claim with United States Court of Federal Claims ("COFC") on February 10, 2017, together with a motion seeking to stay and enjoin the transition of the contract. The COFC denied the requests for injunctive relief on February 14, 2017, but initiated a one-month extension on the current contract so as to allow the Court to address the joint venture's protest, hold a hearing and issue a decision in advance of any final contract transition. The final hearing before the COFC is currently scheduled for April 13, 2017 and a decision from the COFC is anticipated on or before May 2, 2017. Absent an earlier ruling from the Court, we anticipate continuing to perform under the contract at least through the extended period of performance, which now is scheduled to end on May 2, 2017.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the "BCA"), which established specific limits on annual appropriations for fiscal years 2012-2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2015 (the "BBA"). As a result, DoD funding levels have fluctuated over this period and have been difficult to predict. For example, the DoD budget was reduced by 7.8% in fiscal year 2013 as compared to fiscal year 2012, but remained essentially flat for fiscal years 2014 and 2015. The BBA raised DoD fiscal year 2016 funding approximately 5% relative to fiscal year 2015, but the ultimate DoD funding for fiscal year 2017 remains uncertain because the DoD is currently operating under a Continuing Resolution for fiscal year 2017. The Continuing Resolution limits funding levels to fiscal year 2016 amounts and does not authorize new spending initiatives, despite renewed support in Washington for increased defense expenditures. Future spending levels are subject to a wide range of outcomes, depending on Congressional action.

Index
Statement of Operations Data
The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2016		2015		2014
	(dollar amounts in thousands)

Revenue	$134,868	100.0%	$120,634	100.0%	$127,562	100.0%
Cost of sales	91,422	67.8	89,961	74.6	102,609	80.4
Selling, general and administrative expenses	41,334	30.6	34,290	28.4	36,597	28.7
Operating income (loss)	2,112	1.6	(3,617)	(3.0)	(11,644)	(9.1)
Other income (expenses):
Non-operating income	18	----	19	----	414	0.3
Interest expense	(5,465)	(4.1)	(5,639)	(4.6)	(5,370)	(4.2)
Loss before income taxes	(3,335)	(2.5)	(9,237)	(7.6)	(16,600)	(13.0)
(Provision) benefit for income taxes	(334)	(0.2)	(4,265)	(3.5)	5,988	4.7
Net loss	(3,669)	(2.7)	(13,502)	(11.1)	(10,612)	(8.3)
Less: Net income attributable to non-controlling interest	(3,506)	(2.6)	(2,438)	(2.0)	(1,676)	(1.3)
Net loss attributable to Telos Corporation	$(7,175)	(5.3)%	$(15,940)	(13.1)%	$(12,288)	(9.6)%

Years ended December 31, 2016, 2015, and 2014

Revenue.  Revenue increased by 11.8% to $134.9 million for 2016 from $120.6 million for 2015.  Such increase primarily consists of an increase in sales from the U.S. Air Force NETCENTS-2 contract. As discussed above, NETCENTS-2 is an IDIQ contract utilized by multiple government customers and sales under NETCENTS-2 varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue increased by 15.6% to $112.9 million for 2016 from $97.7 million for 2015, primarily attributable to increases in sales of $11.7 million of Cyber Operations and Defense in Cyber Security solutions, $9.2 million of Cyber Operations and Defense in Secure Mobility solutions under several NETCENTS delivery orders for Telos-installed solutions, and $2.8 million of Identity Management solutions, offset by a decrease in sales of $8.5 million of IT & Enterprise solutions due to the loss of a contract as discussed above. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased by 4.3% to $22.0 million for 2016 from $23.0 million for 2015, primarily attributable to a decrease in sales of $2.3 million of Cyber Operations and Defense in Secure Mobility solutions in resold products and $0.4 million of IT & Enterprise solutions and, offset by increases in sales of $1.2 million of Identity Management solutions, and $0.5 million of proprietary software sales in Cyber Operations and Defense in Cyber Security solutions.

Revenue decreased by 5.4% to $120.6 million for 2015 from $127.6 million for 2014. Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS contract as we have continued to fulfill orders on the contract however, as discussed above, no new orders were issued between September 2013 and May 2015. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on April 3, 2015, but the contract was not opened for issuance of new orders until May 2015, so 2015 operating results do not include a full year of fulfillment of orders under the new contract. Services revenue decreased by 5.3% to $97.7 million for 2015 from $103.1 million for 2014, primarily attributable to decreases in sales of $6.1 million of Cyber Operations and Defense in Secure Mobility solutions under several NETCENTS delivery orders for Telos-installed solutions, $2.2 million of IT & Enterprise solutions, offset by an increase in sales of $1.9 million of Cyber Operations and Defense in Cyber Security solutions and $1.0 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased by 6.2% to $23.0 million for 2015 from $24.5 million for 2014, primarily attributable to a decrease in sales of $3.9 million of Secure Mobility solutions in resold products and $0.5 million of proprietary software sales in Cyber Operations and Defense in Cyber Security solutions, offset by increases in sales of $2.6 million of Identity Management solutions, and $0.3 million of IT & Enterprise solutions.

Index
Cost of sales.  Cost of sales increased by 1.6% to $91.4 million for 2016 from $90.0 million for 2015 as a result of increases in revenue. Cost of sales for services increased by $4.5 million, and as a percentage of services revenue decreased by 6.1%, due to a change in the mix and nature of the programs including an increase in sales of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility solutions under NETCENTS-2 and other contracts, as well as the loss of a contract in IT & Enterprise Solutions as discussed above. Cost of sales for product decreased by $3.0 million, primarily due to decreases in product revenue for resold product, and as a percentage of product revenue decreased by 10.5%, primarily due to improved resold product margins primarily in Telos ID. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

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

Gross profit.  Gross profit increased by 41.6% to $43.4 million for 2016 from $30.7 million for 2015. Gross margin increased to 32.2% for 2016 from 25.4% for 2015, due to various changes in the mix of contracts in all business lines, primarily increases in sales of Cyber Operations and Defense in Cyber Security solutions.

Gross profit increased by 22.9% to $30.7 million for 2015 from $25.0 million for 2014. Gross margin increased to 25.4% for 2015 from 19.6% for 2014, due to various changes in the mix of contracts in all business lines, primarily increases in sales of Cyber Operations and Defense in Cyber Security solutions.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses increased 20.5% to $41.3 million for 2016 from $34.3 million for 2015. Such increase is primarily attributable to increases in bonuses of $4.1 million, labor costs of $2.6 million, and outside services of $1.5 million, offset by a decrease in amortization of other intangible assets of $1.1 million.

Selling, general, and administrative expenses decreased 6.3% to $34.3 million for 2015 from $36.6 million for 2014. Such decrease is primarily attributable to decreases in bonuses of $2.9 million, legal costs of $0.4 million, and travel costs of $0.2 million, offset by an increase in labor costs of $1.4 million.

Interest expense.  Interest expenses decreased 3.1% to $5.5 million for 2016 from $5.6 million for 2015, primarily due to a decrease in interest on senior credit facilities (as defined below).

Interest expenses increased 5.0% to $5.6 million for 2015 from $5.4 million for 2014, primarily due to increases in interest on the Ashburn lease and Porter Notes (as defined below), offset by a decrease in interest on the Facility (as defined below).

Components of interest expense are as follows:

	December 31,
	2016	2015	2014
	(amounts in thousands)
Commercial and subordinated note interest incurred	$1,575	$1,750	$1,481
Preferred stock interest accrued	3,890	3,889	3,889
Total	$5,465	$5,639	$5,370

Provision for income taxes.  Income tax provision was $0.3 million for 2016, compared to $4.3 million for 2015, primarily due to pretax loss of $3.3 million for 2016, compared to $9.2 million for 2015. Income tax provision was $4.3 million for 2015, compared to income tax benefit of $6.0 million for 2014, primarily due to pretax loss of $9.2 million for 2015, compared to $16.6 million for 2014, and an increase in valuation allowance of $7.2 million.

Index
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

RCA initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount RCA receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to RCA, the receivable is removed from the Company's consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an account receivable until payment is received from RCA. The balance of the sold receivables may not exceed $10 million. During the year ended December 31, 2016, the Company sold approximately $35.3 million of receivables, and recognized a related loss of approximately $0.2 million in selling, general and administrative expenses for the same period. As of December 31, 2016, the balance of the sold receivables was approximately $1.0 million, and the related deferred price was approximately $0.1 million.

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

The Company utilizes the RCA and Action Capital facilities in concert to meet its operating, investing and financing cash flow requirements. The Company utilized the Action Capital facility shortly after the close of the financing transactions described above.

While the Company's decision to pay off a current liability (which was a noncurrent liability in the previous period) utilizing current assets (even though it had a noncurrent financing option for a substantial amount of the payoff available to it) had a negative effect on working capital at that time, the effect was mitigated through earnings from operations. The proceeds of the January 2017 financing discussed in Note 13 – Commitments, Contingencies, and Subsequent Events will be utilized to address working capital requirements and retire certain long-term obligations.

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

Index
Additionally, as a result of operations for 2014 and 2015, and the continued impact of contract delays as well as other government budgetary funding issues, management determined the need to raise additional working capital. Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued subordinated notes in the amount of $2.5 million to affiliated entities of John R.C. Porter ("Porter Notes"), a holder of Telos Class A Common Stock and Senior Redeemable Preferred Stock. As discussed in detail in Note 13 – Commitments, Contingencies and Subsequent Events, in January 2017, we borrowed $11 million under a credit agreement with Enlightenment Capital Solutions Fund II, L.P. to raise additional working capital and retire certain long-term obligations. Management currently believes that the Company's existing borrowing capacity is sufficient to fund our capital and liquidity needs for the next 12 months.

Management may determine that, in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results. Additionally, management may seek to put in place a credit facility with a commercial bank, although no assurance can be given that such a facility could be put in place under terms acceptable to the Company. Should management determine that additional capital is required, management would likely look first to the sources of funding discussed above to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

Our working capital was $(8.6) million and $1.1 million as of December 31, 2016 and 2015, respectively. See discussion above regarding the effect on working capital as of the balance sheet date of the subsequent origination of the RCA and Action Capital facilities and payoff of the Wells Fargo Facility. Although no assurances can be given, we expect that our financing arrangements with RCA and Action Capital, collectively, as well as the proceeds of the January 2017 financing discussed further in Note 13 – Commitments, Contingencies and Subsequent Events, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.
Cash provided by operating activities was $13.9 million for the year ended December 31, 2016, compared to cash provided by operating activities of $2.7 million for the year ended December 31, 2015, and cash provided by operating activities of $6.2 million for 2014. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  In 2016, net loss was $3.7 million, which included $0.3 million of income tax provision and $1.1 million of amortization of intangible assets resulting from the ITL acquisition. In 2015, net loss was $13.5 million, which included $4.3 million of income tax provision and $2.3 million of amortization of intangible assets resulting from the ITL acquisition. In 2014, net loss was $10.6 million, which included $6.0 million of income tax benefit and $2.3 million of amortization of intangible assets resulting from the ITL acquisition.
Cash used in investing activities for the year ended December 31, 2016, 2015, and 2014 was $0.6 million, $0.4 million, and $0.7 million, respectively, which consisted of the purchases of property and equipment.
Cash used in financing activities for year ended December 31, 2016 was $12.6 million, compared to $2.3 million for 2015, and $5.6 million for 2014. The financing activities in 2016 consisted primarily of net repayments of $6.7 million of the facilities, repayments of $3.2 million of a term loan, repayments of $0.8 million under capital leases, and distributions of $1.9 million to the Class B Member of Telos ID. The financing activities in 2015 consisted primarily of net repayments of $1.3 million from the Facility, repayments of $2.3 million of a term loan, proceeds of $2.5 million from subordinated debt, repayments of $0.8 million under capital leases, proceeds of $2.0 million from sale of 10% of Telos ID membership interest, distributions of $2.4 million to the Class B Member of Telos ID. The financing activities in 2014 consisted primarily of net repayments of $7.2 million from the Facility, repayments of $0.8 million under capital leases, repayments of a $0.7 million of a term loan, distributions of $1.5 million to the Class B Member of Telos ID, proceeds of $1.7 million from the assignment of the purchase option under our 2013 lease on our Ashburn headquarters, and proceeds of $3.0 million from sale of 10% of Telos ID membership interest.
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

Index
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

As of December 31, 2016, there were no outstanding borrowings under the Financing Agreement.

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

Senior Revolving Credit Facility
On August 12, 2015, we amended our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to extend the maturity date to July 1, 2016. On November 17, 2015, the Facility was further amended to extend the maturity date to October 1, 2016. As of December 31, 2015, we were in compliance with the Facility's financial covenants, including EBITDA covenants.

As of December 31, 2015, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.2 million, $0.6 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively, on the Facility.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. The Seventeenth Amendment also increased the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increased the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company did not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment was not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo, which was paid in June 2016. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On May 16, 2016, the Facility was amended to extend the maturity date to April 1, 2017.

At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million term loan, of which $1.4 million was short-term. At December 31, 2015, we had unused borrowing availability on the Facility of $5.8 million. The effective weighted average interest rate on the outstanding borrowings under the Facility was 6.7% for the year ended December 31, 2015.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $300,000 and $229,000 for the years ended December 31, 2016 and 2015, respectively, on the Porter Notes. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements.

Index
Redeemable Preferred Stock
We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively. We accrue dividends on both classes of redeemable preferred stock and provide for accretion related to the Public Preferred Stock. As of December 31, 2008, the Public Preferred Stock has been fully accreted. The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $129.8 million and $125.9 million at December 31, 2016 and 2015, respectively. We recorded dividends of $3.9 million each for the years ended December 31, 2016, 2015, and 2014, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

Senior Redeemable Preferred Stock
The Senior Redeemable Preferred Stock is senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance, other than in connection with the redemptions from 2010 to 2013. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

Due to the terms of the Facility, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we have been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. Certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of December 31, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.

At December 31, 2016 and 2015, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2016.

At December 31, 2016 and 2015, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million. We accrued dividends on the Senior Redeemable Preferred Stock of $67,000 for each of the years ended December 31, 2016, 2015, and 2014, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2016 and 2015, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Facility and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2016 and 2015.

Index
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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Porter Notes and the Senior Redeemable Preferred Stock prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2016.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $95.9 million and $92.1 million as of December 31, 2016 and 2015, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for each of the years ended December 31, 2016, 2015, and 2014, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Index
Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2016 (in thousands):

		Payments due by Period
	Total	2017	2018 - 2020	2021 - 2023	2024 and later

Capital lease obligations (1)	$27,251	$1,900	$5,987	$6,448	$12,916
Subordinated debt (2)	3,029	3,029	----	----	----
Operating lease obligations	3,268	560	1,487	1,193	28
	$33,548	$5,489	$7,474	$7,641	$12,944

Senior preferred stock (3)	$2,092
Public preferred stock (4)	127,742
	$129,834
Total	$163,382
(1) Includes interest expense:	$7,343	$982	$2,637	$2,057	$1,667
(2)   Amount represents the carrying value as of December 31, 2016, includes interest accrual of $0.5 million, is due and payable in full on July 1, 2017.
(3)   In accordance with ASC 480, the senior preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2016, and includes accrual of accumulated dividends of $1.6 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $67,000.
(4)   In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2016, and includes accrual of accumulated dividends and accretion of $121.4 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.6 million, $0.4 million, and $0.7 million for 2016, 2015, and 2014, respectively. We presently anticipate capital expenditures of approximately $2.0 million in 2017; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the Purchase Agreement and Financing Agreement will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2017.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Until July 15, 2016, we were exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. The effective weighted average interest rate on the outstanding borrowings under the Facility was 6.7% for the year ended December 31, 2015.

Index
Item 8. Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	27

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	28

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014	29

Consolidated Balance Sheets as of December 31, 2016 and 2015	30 - 31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014	32 - 33

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2016, 2015, and 2014	34

Notes to Consolidated Financial Statements	35 – 56

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telos Corporation
Ashburn, Virginia
We have audited the accompanying consolidated balance sheets of Telos Corporation and Subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telos Corporation and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP
McLean, Virginia
March 30, 2017

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Revenue (Note 5)
Services	$112,881	$97,659	$103,071
Products	21,987	22,975	24,491
	134,868	120,634	127,562
Costs and expenses
Cost of sales – Services	77,578	73,079	82,481
Cost of sales – Products	13,844	16,882	20,128
	91,422	89,961	102,609
Selling, general and administrative expenses	41,334	34,290	36,597

Operating income (loss)	2,112	(3,617)	(11,644)
Other income (expenses)
Non-operating income	18	19	414
Interest expense	(5,465)	(5,639)	(5,370)
Loss before income taxes	(3,335)	(9,237)	(16,600)
(Provision) benefit for income taxes (Note 9)	(334)	(4,265)	5,988

Net loss	(3,669)	(13,502)	(10,612)

Less: Net income attributable to non-controlling interest (Note 2)	(3,506)	(2,438)	(1,676)
Net loss attributable to Telos Corporation	$(7,175)	$(15,940)	$(12,288)

The accompanying notes are an integral part of these consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(3,669)	$(13,502)	$(10,612)
Other comprehensive loss:
Foreign currency translation adjustments	(12)	(6)	(3)
Actuarial loss on pension liability adjustments, net of tax	--	(2)	--
Total other comprehensive loss, net of tax	(12)	(8)	(3)
Comprehensive income attributable to non-controlling interest	(3,506)	(2,438)	(1,676)
Comprehensive loss attributable to Telos Corporation	$(7,187)	$(15,948)	$(12,291)

The accompanying notes are an integral part of these consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2016	2015
Current assets (Note 6)
Cash and cash equivalents	$659	$58
Accounts receivable, net of reserve of $429 and $485, respectively (Note 5)	19,087	19,045
Inventories, net of obsolescence reserve of $1,672 and $1,457, respectively	3,552	2,901
Deferred program expenses	186	734
Other current assets	1,521	3,105
Total current assets	25,005	25,843
Property and equipment (Note 6)
Furniture and equipment	6,912	7,381
Leasehold improvements	2,399	2,418
Property and equipment under capital leases	30,829	30,829
	40,140	40,628
Accumulated depreciation and amortization	(24,023)	(23,366)
	16,117	17,262
Goodwill (Note 3)	14,916	14,916
Other intangible assets (Note 3)	--	1,129
Other assets (Note 6)	761	814
Total assets	$56,799	$59,964

The accompanying notes are an integral part of these consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2016	2015
Current liabilities
Accounts payable and other accrued payables (Note 6)	$15,317	$12,678
Accrued compensation and benefits	8,071	4,755
Deferred revenue	4,900	3,466
Senior credit facility – short-term (Note 6)	--	1,400
Subordinated debt – short-term (Note 5)	3,029	--
Capital lease obligations – short-term (Note 10)	918	827
Other current liabilities	1,406	1,644
Total current liabilities	33,641	24,770
Senior revolving credit facility (Note 6)	--	7,144
Subordinated debt (Note 6)	--	2,500
Capital lease obligations (Note 10)	18,990	19,908
Deferred income taxes (Note 9)	3,391	3,199
Senior redeemable preferred stock (Note 7)	2,092	2,025
Public preferred stock (Note 7)	127,742	123,919
Other liabilities (Note 9)	919	882
Total liabilities	186,775	184,347
Commitments, contingencies and subsequent events (Notes 10 and 13)

Stockholders' deficit (Note 8)
Telos stockholders' deficit
Class A common stock, no par value, 50,000,000 shares authorized, 40,238,461 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	3,229	3,229
Accumulated other comprehensive income	25	37
Accumulated deficit	(135,537)	(128,362)
Total Telos stockholders' deficit	(132,205)	(125,018)
Non-controlling interest in subsidiary (Note 2)	2,229	635
Total stockholders' deficit	(129,976)	(124,383)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$56,799	$59,964

The accompanying notes are an integral part of these consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(3,669)	$(13,502)	$(10,612)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	--	--	12
Dividends of preferred stock as interest expense	3,890	3,889	3,890
Depreciation and amortization	2,898	4,291	4,251
Provision for inventory obsolescence	215	92	1,359
(Benefit) provision for doubtful accounts receivable	(56)	113	51
Amortization of debt issuance costs	65	152	36
Deferred income tax provision (benefit)	192	5,113	(4,035)
Loss on disposal of fixed asssets	--	11	56
Changes in assets and liabilities:
Decrease in accounts receivable	14	3,364	23,059
(Increase) decrease in inventories	(866)	352	181
Decrease (increase) in deferred program expenses	548	657	(815)
Decrease (increase) in other current assets and other assets	1,824	1,330	(3,192)
Increase (decrease) in accounts payable and other accrued payables	3,722	(3,840)	(6,490)
Increase (decrease) in accrued compensation and benefits	3,316	552	(1,738)
Increase in deferred revenue	1,434	122	576
Increase (decrease) in other current liabilities and other liabilities	328	27	(405)
Cash provided by operating activities	13,855	2,723	6,184
Investing activities:
Purchases of property and equipment	(624)	(394)	(665)
Cash used in investing activities	(624)	(394)	(665)
Financing activities:
Proceeds from senior credit facilities	70,032	139,072	163,112
Repayments of senior credit facilities	(75,640)	(139,118)	(171,363)
Repayments of term loan	(3,200)	(2,300)	(688)
(Decrease) increase in book overdrafts	(1,083)	(1,298)	1,016
Proceeds from subordinated debt	--	2,500	--
Proceeds from assignment of purchase option under lease	--	--	1,669
Payments under capital lease obligations	(827)	(772)	(779)
Proceeds from sale of Telos ID 10% membership interest	--	2,000	3,000
Distributions to Telos ID Class B member – non-controlling interest	(1,912)	(2,387)	(1,548)
Cash used in financing activities	(12,630)	(2,303)	(5,581)
Increase (decrease) in cash and cash equivalents	601	26	(62)
Cash and cash equivalents, beginning of the year	58	32	94
Cash and cash equivalents, end of year	$659	$58	$32

Index
	Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,320	$1,523	$1,497
Income taxes	$60	$65	$879
Noncash:
Interest on redeemable preferred stock	$3,890	$3,889	$3,890
Financing of capital leases	$--	$--	$5,680
Receivable from sale of Telos ID 10% membership interest	$--	$--	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
Balance December 31, 2013	$65	$13	$146	$48	$(100,134)	$454	$(99,408)
Net (loss) income	--	--	--	--	(12,288)	1,676	(10,612)
Sale of Telos ID membership interest	--	--	3,071	--	--	2	3,073
Foreign currency translation loss	--	--	--	(3)	--	--	(3)
Stock-based compensation	--	--	12	--	--	--	12
Distributions	--	--	--	--	--	(1,548)	(1,548)
Balance December 31, 2014	$65	$13	$3,229	$45	$(112,422)	$584	$(108,486)
Net (loss) income	--	--	--	--	(15,940)	2,438	(13,502)
Foreign currency translation loss	--	--	--	(6)	--	--	(6)
Pension liability adjustments	--	--	--	(2)	--	--	(2)
Distributions	--	--	--	--	--	(2,387)	(2,387)
Balance December 31, 2015	$65	$13	$3,229	$37	$(128,362)	$635	$(124,383)
Net (loss) income	--	--	--	--	(7,175)	3,506	(3,669)
Foreign currency translation loss	--	--	--	(12)	--	--	(12)
Distributions	--	--	--	--	--	(1,912)	(1,912)
Balance December 31, 2016	$65	$13	$3,229	$25	$(135,537)	$2,229	$(129,976)

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

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and assess performance. We currently operate in one operating and reportable business segment for financial reporting purposes. Our Chief Executive Officer is the CODM. The CODM only evaluates profitability based on consolidated results.

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

Regarding our deliverables of Secure Mobility (formerly Secure Networks) solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions within the Secure Mobility group are generally sold as firm-fixed price ("FFP") bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company's customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under time-and-materials ("T&M") services contracts based upon specified billing rates and other direct costs as incurred.

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

IT & Enterprise Solutions (formerly Secure Communications) – We provide the Automated Message Handling System ("AMHS") as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $5.2 million and $4.4 million at December 31, 2016 and 2015, respectively.  As of December 31, 2016, it is management's judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2016	$1,457	$215	$--	$1,672
Year Ended December 31, 2015	$1,366	$92	$(1)	$1,457
Year Ended December 31, 2014	$417	$1,359	$(410)	$1,366

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2016, 2015, and 2014, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

Long-lived assets, such as fixed assets, are reviewed for impairment whenever circumstances indicate that the carrying amount of the asset exceeds its estimated fair value. Considerable management judgment is necessary to estimate its fair value. Accordingly, actual results could differ from such estimates. No events have been identified that caused an evaluation of the recoverability of long-lived assets.

Our policy on internal use software is in accordance with ASC 350, "Intangibles- Goodwill and Other." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. We expensed all such software development costs in 2016, 2015, and 2014, as we believe that such amounts are immaterial.

Index
Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $1.8 million, $2.0 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2016 and 2015.  We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability ("hanging credit") related to goodwill remains on our consolidated balance sheet at December 31, 2016 and 2015.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2016. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period. Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable. As of December 31, 2016, no impairment charges were taken.

Index
Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. There were no grants issued in 2016. As of December 31, 2016, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows: 25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Research and Development
For all years presented, we charge all research and development costs to expense as incurred. For research and development costs for software to be sold, leased or otherwise marketed, such costs are capitalized once technological feasibility is reached. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. To date, no such costs have been capitalized, as costs incurred after reaching technological feasibility have been insignificant. During 2016, 2015, and 2014, we incurred salary costs for research and development of approximately $2.6 million, $2.1 million, and $2.2 million, respectively, which are included as part of the selling, general and administrative expense in the consolidated statements of operations.

Earnings (Loss) per Share
As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. Our accumulated other comprehensive income was comprised of a loss from foreign currency translation of $82,000 and $70,000 as of December 31, 2016 and 2015, respectively; and actuarial gain on pension liability adjustments in Teloworks of $107,000 as of December 31, 2016 and 2015.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing," which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. These standards can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We are in the initial stages of this assessment and continue to evaluate the available transition method.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. The provisions of the ASU are effective for periods beginning after December 15, 2016. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations and cash flows.

Index
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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this update will not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. While we are currently assessing the impact the adoption of this ASU will have on our consolidated financial position, results of operations and cash flows, we do not believe the adoption of this ASU will have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments," which intends to reduce the diversity in practice in how certain transactions are classified on the statement of cash flows. This new standard will be effective retrospectively for interim and annual reporting periods beginning after December 31, 2017, and early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $3.5 million and $2.4 million for 2016 and 2015, respectively. Prior to the Transaction, the Class A member owned 60% of Telos ID, as mentioned above, and as such was allocated 60% of the profits, which was $2.5 million for 2014. The Class B member owned 40% of Telos ID prior to the Transaction, and as such was allocated 40% of the profits, which was $1.7 million for 2014.  The Class B member was the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. During the year ended December 31, 2016, 2015, and 2014, the Class B member received a total of $1.9 million, $2.4 million and $1.5 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Non-controlling interest, beginning of period	635	$584	$454
Net income	3,506	2,438	1,676
Distributions	(1,912)	(2,387)	(1,548)
Purchase of 10% membership interest	--	--	2
Non-controlling interest, end of period	$2,229	$635	$584

Index
Note 3. Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of December 31, 2016 and 2015.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of December 31, 2016, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period. Amortization expense for 2016, 2015 and 2014 was $1.1 million, $2.3 million, and $2.3 million, respectively. The other intangible assets were fully amortized as of June 30, 2016.
Other intangible assets consist of the following:
	December 31, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets	$11,286	$11,286	$11,286	$10,157
	$11,286	$11,286	$11,286	$10,157

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

As of December 31, 2016 and 2015, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis. Due to the liquid and short-term nature of cash, accounts receivable, and accounts payable, fair value is assumed to approximate book value. We believe the fair value of other debt approximates book value.

As of December 31, 2016 and 2015, the carrying value of the Senior Redeemable Preferred Stock was $2.1 million and $2.0 million, respectively. Since there have been no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2016.

As of December 31, 2016 and 2015, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $127.7 million and $123.9 million, respectively, and the estimated fair market value was $31.9 million and $32.3 million, respectively, based on quoted market prices.

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 96.7%, 97.3%, and 96.1% of consolidated revenue in 2016, 2015, and 2014, respectively. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 98.0% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

Index
On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's consolidated balance sheet, a loss on the sale is recorded and the residual amounts remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the year ended December 31, 2016, the Company sold approximately $35.3 million of receivables, and recognized a related loss of approximately $0.2 million in selling, general and administrative expenses for the same period. As of December 31, 2016, the balance of the sold receivables was approximately $1.0 million, and the related deferred price was approximately $0.1 million.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2016	2015
Billed accounts receivable	$13,164	$15,340
Unbilled receivables	6,352	4,190
Allowance for doubtful accounts	(429)	(485)
	$19,087	$19,045

       The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Recoveries (2)	Balance End of Year

Year Ended December 31, 2016	$485	$(56)	$--	$429
Year Ended December 31, 2015	$372	$113	$--	$485
Year Ended December 31, 2014	$321	$51	$--	$372

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

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2016		2015		2014
			(dollar amounts in thousands)

Federal	$130,415	96.7%	$117,328	97.3%	$122,549	96.1%
State & Local, and Commercial	4,453	3.3%	3,306	2.7%	5,013	3.9%

Total	$134,868	100.0%	$120,634	100.0%	$127,562	100.0%

Index
Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of December 31, 2016 and 2015, the accounts payable and other accrued payables consisted of $12.1 million and $9.3 million, respectively, in trade account payables and $3.2 million and $3.4 million, respectively, in accrued payables.

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

Index
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

As of December 31, 2016, there were no outstanding borrowings under the Financing Agreement.

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

Senior Revolving Credit Facility
On August 12, 2015, we amended our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to extend the maturity date to July 1, 2016. On November 17, 2015, the Facility was further amended to extend the maturity date to October 1, 2016. As of December 31, 2015, we were in compliance with the Facility's financial covenants, including EBITDA covenants.

As of December 31, 2015, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.2 million, $0.6 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively, on the Facility.

On March 30, 2016 the Facility was amended ("the Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increased the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increased the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company did not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment was not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo, which was paid in June 2016. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On May 16, 2016, the Facility was amended to extend the maturity date to April 1, 2017.

At December 31, 2015, we had outstanding borrowings of $8.5 million on the Facility, which included the $3.2 million of term loan, of which $1.4 million was short-term.  At December 31, 2015, we had unused borrowing availability on the Facility of $5.8 million. The effective weighted average interest rates on the outstanding borrowings under the Facility was 6.7% for the year ended December 31, 2015.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter").  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions specified by Wells Fargo are met. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $300,000 and $229,000 for 2016 and 2015, respectively, on the Porter Notes. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements.

Index
Note 7. Redeemable Preferred Stock

Senior Redeemable Preferred Stock
The Senior Redeemable Preferred Stock is senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranks on a parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock are 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carries a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends are payable semiannually on June 30 and December 31 of each year. We have not declared dividends on our Senior Redeemable Preferred Stock since its issuance, other than in connection with the redemptions from 2010 to 2013. The liquidation preference of the Senior Redeemable Preferred Stock is the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

Due to the terms of the Facility, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we have been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. In addition, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of December 31, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018.

At December 31, 2016 and 2015, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock is classified as noncurrent as of December 31, 2016.

At December 31, 2016 and 2015, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million.  We accrued dividends on the Senior Redeemable Preferred Stock of $67,000 for the years ended December 31, 2016, 2015, and 2014, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2016 and 2015, was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Facility and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2016 and 2015.

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

Index
Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Porter Notes and the Senior Redeemable Preferred Stock prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2016. This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $95.9 million and $92.1 million as of December 31, 2016 and 2015, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2016, 2015, and 2014, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. There were no grants issued in 2016. As of December 31, 2016, there were 19,047,259 shares of restricted stock outstanding.  Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services.  In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

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

A summary of the status of our stock options for the year ended December 31, 2014 is as follows:
	Number of Shares (000's)	Weighted Average Exercise Price
2014 Stock Option Activity
Outstanding at beginning of year	20	$0.62
Granted	--	--
Exercised	(20)	0.62
Canceled	--	--
Outstanding at end of year	--	--
Exercisable at end of year	--	--

There were no options outstanding and exercisable at December 31, 2016 and 2015.

Index
Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan's trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock.  We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary. Participant contributions vest immediately, and Company contributions vest at the rate of 20% for each year, with full vesting occurring after completion of five years of service. The Company's matching contributions to the Plan were suspended for 2015. Our total contributions to this Plan for 2016, 2015, and 2014 were $575,000, $0, and $624,000, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan (the "Telos ID Plan") under which substantially all full-time employees are eligible to participate.   Telos ID matches one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary. Telos ID's matching contributions to the Telos ID Plan were suspended for 2015. The total 2016, 2015, and 2014 Telos ID contributions to this plan were $96,000, $0, and $83,000, respectively.

Note 9.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current provision (benefit)
Federal	$114	$(902)	$(1,759)
State	28	54	(194)
Total current	142	(848)	(1,953)

Deferred provision (benefit)
Federal	155	4,333	(3,820)
State	37	780	(215)
Total deferred	192	5,113	(4,035)
Total provision (benefit)	$334	$4,265	$(5,988)

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Computed expected income tax provision	34.0%	34.0%	35.0%
State income taxes, net of federal income tax benefit	0.8	2.1	2.5
Change in valuation allowance for deferred tax assets	(21.5)	(61.3)	0.1
Cumulative deferred adjustments	(0.3)	(0.1)	(0.3)
Provision to return adjustments	(0.4)	1.3	1.1
Other permanent differences	(1.8)	(1.1)	(0.5)
Dividend and accretion on preferred stock	(19.3)	(11.3)	(7.5)
FIN 48 liability	0.7	(0.8)	(0.6)
R&D credit	3.3	1.6	3.0
Other	(0.4)	(0.9)	--
	(4.9)%	(36.5)%	32.8%

Index
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$161	$176
Allowance for inventory obsolescence and amortization	778	623
Accrued liabilities not currently deductible	2,234	2,218
Accrued compensation	1,006	840
Deferred rent	7,682	8,008
Net operating loss carryforwards - federal	1,301	524
Net operating loss carryforwards - state	405	344
Federal tax credit	533	202
Total gross deferred tax assets	14,100	12,935
Less valuation allowance	(10,499)	(9,027)
Total deferred tax assets, net of valuation allowance	3,601	3,908
Deferred tax liabilities:
Amortization and depreciation	(2,696)	(3,307)
Unbilled accounts receivable, deferred for tax purposes	(787)	(589)
Goodwill basis adjustment and amortization	(3,451)	(3,199)
Telos ID basis difference	(58)	(12)
Total deferred tax liabilities	(6,992)	(7,107)

Net deferred tax liabilities	$(3,391)	$(3,199)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2016	$9,027	$1,472	$--	$10,499
December 31, 2015	$1,868	$7,159	$--	$9,027
December 31, 2014	$1,901	$--	$(33)	$1,868

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2016 and 2015. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our consolidated balance sheet at December 31, 2016 and 2015.

At December 31, 2016, for federal income tax purposes there was approximately $3.8 million net operating loss available to be carried forward to offset future taxable income. These net operating loss carryforwards expire in 2036. Additionally, approximately $3.8 million of alternative minimum tax net operating loss carryforwards are available to offset future alternative minimum taxable income. These alternative minimum tax net operating loss carryforwards also expire in 2036.  In addition, there was approximately $60,000 of alternative minimum tax credit available to be carried forward indefinitely to reduce future regular tax liabilities.

Under the provisions of ASC 740-10, we determined that there were approximately $762,000 and $803,000 of unrecognized tax benefits, including $233,000 and $210,000 of related interest and penalties, required to be recorded in other liabilities as of December 31, 2016 and 2015, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2013 to 2016, has not been extended beyond the applicable statute of limitations.

Index
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits, beginning of period	$803	$708	$607
Gross (decreases) increases—tax positions in prior period	(66)	92	105
Gross increases—tax positions in current period	46	38	47
Settlements	(21)	(35)	(51)
Unrecognized tax benefits, end of period	$762	$803	$708

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

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016 (in thousands):

	Property	Equipment	Total
2017	$1,899	$1	$1,900
2018	1,947	--	1,947
2019	1,995	--	1,995
2020	2,045	--	2,045
2021	2,096	--	2,096
Remainder	17,268	--	17,268

Total minimum obligations	27,250	1	27,251
Less amounts representing interest (ranging from 5.0% to 18.8%)	(7,343)	--	(7,343)

Net present value of minimum obligations	19,907	1	19,908
Less current portion	(917)	(1)	(918)

Long-term capital lease obligations at December 31, 2016	$18,990	$--	$18,990

Index
Future minimum lease payments for all noncancelable operating leases at December 31, 2016 are as follows (in thousands):

2017	$560
2018	491
2019	491
2020	505
2021	502
Remainder	719
Total minimum lease payments	$3,268

In accordance with the 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually. Rent expense charged to operations totaled $1.7 million, $1.8 million, and $1.1 million for 2016, 2015, and 2014, respectively.

Accumulated amortization for property and equipment under capital leases at December 31, 2016 and 2015 is $15.7 million and $14.5 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2016	$133	$279	$(361)	$51
Year Ended December 31, 2015	$189	$125	$(181)	$133
Year Ended December 31, 2014	$113	$140	$(64)	$189

Note 11.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and former officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2016, 2015, and 2014 were $401,000, $305,000, and $446,000, respectively.  Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A and Class B Common Stock, respectively, as of December 31, 2016 and 2015.

On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, is due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. We incurred interest expense in the amount of $300,000 and $229,000 on the Porter Notes for the years ended December 31, 2016 and 2015, respectively. In accordance with the terms of the Porter Notes, interest has been accrued but was not paid due to restrictions on the payment of interest in the Subordination Agreements.

Index
Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2016
Revenue	$27,078	$26,798	$54,940	$26,052
Gross profit	10,582	9,452	14,538	8,874
(Loss) income before income taxes and non-controlling interest	(149)	(1,323)	1,503	(3,366)
Net loss attributable to Telos Corporation (1)	(867)	(1,912)	(91)	(4,305)

2015
Revenue	$28,019	$32,028	$33,662	$26,925
Gross profit	6,778	7,170	8,674	8,051
Loss before income taxes and non-controlling interest	(3,030)	(2,564)	(959)	(2,684)
Net loss attributable to Telos Corporation (1)(2)	(2,746)	(2,408)	(1,406)	(9,380)

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)	A full valuation allowance was recorded against the Company's deferred tax assets in the fourth quarter of 2015.

Note 13.  Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity
As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a Purchase Agreement with RCA and a Financing Agreement with Action Capital. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the new financing arrangements, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace our new sources of financing with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Additionally, as a  result of operations for 2014 and 2015, and the continued impact of contract delays as well as other government budgetary funding issues, management determined the need to raise additional working capital. Accordingly, in December 2014, we sold 10% of the membership interests in Telos ID to the Telos ID Class B member for $5 million, and, in March 2015, we issued the Porter Notes. As discussed in detail below in Subsequent Events, in January 2017, we borrowed $11 million under a credit agreement with Enlightenment Capital Solutions Fund II, L.P. to raise additional working capital and retire certain long-term obligations. Management currently believes that the Company's existing borrowing capacity under the Purchase Agreement and the Financing Agreement discussed above as well as the proceeds of the January 2017 financing, are sufficient to fund our capital and liquidity needs for the next 12 months.

Management may determine that, in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results. Additionally, management may seek to put in place a credit facility with a commercial bank, although no assurance can be given that such a facility could be put in place under terms acceptable to the Company. Should management determine that additional capital is required, management would likely look first to the sources of funding discussed above to meet any requirements, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

Index
Our working capital was $(8.6) million and $1.1 million as of December 31, 2016 and 2015, respectively. Although no assurances can be given, we expect that our financing arrangements with RCA and Action Capital, collectively, as well as the proceeds of the January 2017 financing discussed further in Subsequent Events below, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P.

As previously reported, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs"). On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R. C. Porter, a holder of the Company's Common Stock and Senior Redeemable Preferred Stock.

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

Index
As of December 31, 2016, Costa Brava and Wynnefield own 12.7% and 17.3%, respectively, of the outstanding Public Preferred Stock.

No material developments occurred in this litigation in 2016.

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

Trial on both the Class D Directors' books and records claims and the Company's counterclaims realated to the auditor interference commenced on July 5, 2013, and continued on several days in July 2013. The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing concluded on September 16, 2013. The court decision on this matter is still pending and no material developments occurred in this litigation during 2016.

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

Index
Subsequent Events
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement"), by and among the Company, as borrower, Xacta Corporation, ubIQuity.com, Inc., and Teloworks, Inc., as guarantors (together, the "Guarantors"), Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent"), and the lenders party thereto (the "Lenders"). The Credit Agreement provides for an $11,000,000 senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

All borrowings under the Credit Agreement will accrue interest at the Accrual Rate of 13.0% per annum. If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens on the Company's and the Guarantor's collateral (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum.  The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

The amount of $1,112,222.22 was netted from the proceeds on the Loan as a prepayment of all interest due and payable at the Accrual Rate during the period from January 25, 2017 to October 31, 2017. A separate fee letter executed by the Company and the Agent, dated January 25, 2017, sets forth the fees payable to the Agent in connection with the Credit Agreement.

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company and the Guarantors, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them.

In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 1,135,284.333 shares of the Class A Common Stock of the Company, no par value per share, which is equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price is $1.321 per share and each Warrant expires on January 25, 2027. The issuance of the Warrants was made pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof. Each Warrant contains appropriate transfer restriction legends.

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items, to allow for more time to complete the legal and administrative requirements around such items.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Credit Agreement, dated January 25, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 31, 2017)

4.2+
First Amendment to Credit Agreement, effective as of February 23, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto

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

Index
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
10.19
Waiver and Fifth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated March 27, 2014 (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.20*
Employment Agreement, dated as of January 4th, between the Company and Jefferson V. Wright (Incorporated by reference to Exhibit 10.29 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.21
Sixth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated May 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended March 31, 2014)

10.22
Seventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated June 26, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended June 30, 2014)

10.23
Eighth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2014)

10.24
Membership Interest Purchase Agreement, dated as of December 24, 2014, by and among Telos Corporation and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.25
Second Amended and Restated Operating Agreement of Telos Identity Management Solutions , LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.26
Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, by and among Telos Corporation, XACTA Corporation, UBIQUITY.COM, Inc., Teloworks, Inc. and Wells Fargo Capital Finance, LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.3 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.27
Tenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated February 27, 2015 (Incorporated by reference to Exhibit 10.34 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.28
Eleventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 19, 2015 (Incorporated by reference to Exhibit 10.35 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.29
Waiver and Twelfth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.30
Subordinated Loan Agreement between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.31
Subordinated Promissory Note between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.32
Subordinated Loan Agreement between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.33
Subordinated Promissory Note between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.34
Subordination and Intercreditor Agreement by and among the Company, Porter Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.35
Subordination and Intercreditor Agreement by and among the Company, JP Charitable Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.42 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

Index
10.36
Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated April 23, 2015 (Incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-K report for the year ended December 31, 2015)

10.37
Fourteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated August 12, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended June 30, 2015)

10.38
Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 17, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2015)

10.39
Sixteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated February 19, 2016 (Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-K report for the year ended December 31, 2015)

10.40
Seventeenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 30, 2016 (Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-K report for the year ended December 31, 2015)

10.41
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated March 17, 2016 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended March 31, 2016)

10.42
Eighteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated May 16, 2016 (Incorporated by reference to Exhibit 10.2 filed with the Company's Form 10-Q report for the quarter ended March 31, 2016)

10.43
Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated July 15, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on July 21, 2016)

10.44
Financing and Security Agreement between Telos Corporation and Action Capital Corporation, dated July 15, 2016 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on July 21, 2016)

10.45*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 filed with the Company's Form 10-Q report for the quarter ended June 30, 2016)
10.46*	Notice of Grant of Restricted Stock (Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q report for the quarter ended June 30, 2016)
10.47
Amendment to Financing and Security Agreement Between the Company and Action Capital Corporation dated September 6, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on September 9, 2016)

10.48*+	Telos ID Sale Bonus Plan
21+	List of subsidiaries of Telos Corporation
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32+	Certification pursuant to 18 USC Section 1350.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

*   constitutes a management contract or compensatory plan or arrangement
+   filed herewith
^   in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be "furnished" and not "filed"

Item 16.  Form 10-K Summary

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION
	By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	Date:	March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2017
John B. Wood
/s/ Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2017
Michele Nakazawa
/s/ Bernard C. Bailey	Director	March 30, 2017
Bernard C. Bailey
/s/ David Borland	Director	March 30, 2017
David Borland
Director
Seth W. Hamot
/s/ Bruce R. Harris	Director	March 30, 2017
Bruce R. Harris, Lt. Gen., USA (Ret.)
/s/ Charles S. Mahan	Director	March 30, 2017
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)
/s/ John W. Maluda	Director	March 30, 2017
John W. Maluda, Major Gen,, USAF (Ret)
/s/ Robert J. Marino	Director	March 30, 2017
Robert J. Marino
Director
Andrew R. Siegel