Form 10-Q
period 2017-03-31
TELOS CORP
filed 2017-05-15
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

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

As of May 8, 2017, the registrant had outstanding 40,238,461 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Revenue
Services	$19,695	$24,292
Products	3,415	2,786
	23,110	27,078
Costs and expenses
Cost of sales - Services	13,021	14,925
Cost of sales - Products	1,646	1,571
	14,667	16,496
Selling, general and administrative expenses	9,643	9,345
Operating (loss) income	(1,200)	1,237
Other income (expense)
Other income	4	10
Interest expense	(1,611)	(1,396)
Loss before income taxes	(2,807)	(149)
Provision for income taxes (Note 7)	(179)	(8)
Net loss	(2,986)	(157)
Less: Net income attributable to non-controlling interest (Note 2)	(113)	(710)
Net loss attributable to Telos Corporation	$(3,099)	$(867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,986)	$(157)
Other comprehensive income:
Foreign currency translation adjustments	8	5
Total other comprehensive income, net of tax	8	5
Less: Comprehensive income attributable to non-controlling interest	(113)	(710)
Comprehensive loss attributable to Telos Corporation	$(3,091)	$(862)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,099	$659
Accounts receivable, net of reserve of $432 and $429, respectively	16,197	19,087
Inventories, net of obsolescence reserve of $1,682 and $1,672, respectively	8,346	3,552
Deferred program expenses	--	186
Other current assets	2,027	1,521
Total current assets	28,669	25,005
Property and equipment, net of accumulated depreciation of $24,444 and $24,023, respectively	15,789	16,117
Goodwill (Note 3)	14,916	14,916
Other assets	743	761
Total assets	$60,117	$56,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$14,740	$15,317
Accrued compensation and benefits	5,760	8,071
Deferred revenue	4,058	4,900
Senior redeemable preferred stock – short-term (Note 6)	2,108	--
Subordinated debt – short-term (Note 5)	--	3,029
Capital lease obligations – short-term	940	918
Other current liabilities	1,274	1,406
Total current liabilities	28,880	33,641

Senior term loan, net of unamortized discount and issuance costs (Note 5)	10,655	--
Subordinated debt (Note 5)	3,103	--
Capital lease obligations	18,749	18,990
Deferred income taxes (Note 7)	3,454	3,391
Senior redeemable preferred stock (Note 6)	--	2,092
Public preferred stock (Note 6)	128,698	127,742
Other liabilities (Note 7)	968	919
Total liabilities	194,507	186,775

Commitments, contingencies and subsequent events (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	3,229	3,229
Accumulated other comprehensive income	33	25
Accumulated deficit	(138,636)	(135,537)
Total Telos stockholders' deficit	(135,296)	(132,205)
Non-controlling interest in subsidiary (Note 2)	906	2,229
Total stockholders' deficit	(134,390)	(129,976)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$60,117	$56,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(2,986)	$(157)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Dividends of preferred stock as interest expense	972	972
Depreciation and amortization	440	1,052
Amortization of debt issuance costs	29	65
Deferred income tax provision	63	63
Other noncash items	16	15
Changes in other operating assets and liabilities	(4,762)	2,257
Cash (used in) provided by operating activities	(6,228)	4,267

Investing activities:
Purchases of property and equipment	(116)	(123)
Cash used in investing activities	(116)	(123)

Financing activities:
Proceeds from senior credit facilities	--	27,861
Repayments of senior credit facilities	--	(30,982)
Decrease in book overdrafts	--	(482)
Proceeds from senior term loan	9,439	--
Repayments of term loan	--	(350)
Payments under capital lease obligations	(219)	(196)
Distributions to Telos ID Class B member - non-controlling interest	(1,436)	--
Cash provided by (used in) financing activities	7,784	(4,149)

Increase (decrease) in cash and cash equivalents	1,440	(5)
Cash and cash equivalents, beginning of period	659	58

Cash and cash equivalents, end of period	$2,099	$53

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$540	$376
Income taxes	$--	$5

Noncash:
Dividends of preferred stock as interest expense	$972	$972
Debt issuance costs and prepayment of interest on senior term loan	$1,561	$--

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2016 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Index
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. The provisions of the ASU are effective for periods beginning after December 15, 2016. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. While we are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial position, results of operations and cash flows, we do not believe the adoption of this ASU will have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments," which intends to reduce the diversity in practice in how certain transactions are classified on the statement of cash flows. This new standard will be effective retrospectively for interim and annual reporting periods beginning after December 31, 2017, and early adoption is permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense – Our Cyber Operations and Defense business line consists of Cyber Security and Secure Mobility solutions areas.

Regarding our deliverables of Cyber Security solutions, we provide Xacta IA Manager software and cybersecurity services to our customers. The software and accompanying services fall within the scope of ASC 985-605, "Software Revenue Recognition," as discussed above. We provide consulting services to our customers under either a firm-fixed price ("FFP") or time-and-materials ("T&M") basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

Index
Regarding our deliverables of Secure Mobility solutions, we provide wireless and wired networking solutions consisting of hardware and services to our customers. The solutions within the Secure Mobility group are generally sold as FFP bundled solutions. Certain of these networking solutions involve contracts to design, develop, or modify complex electronic equipment configurations to a buyer's specification or to provide network engineering services, and as such fall within the scope of ASC 605-35. Revenue is earned upon percentage of completion based upon proportional performance, such performance generally being defined by performance milestones. Certain other solutions fall within the scope of ASC 605-10-S99, such as resold information technology products, like laptops, printers, networking equipment and peripherals, and ASC 605-25, such as delivery orders for multiple solutions deliverables. For product sales, revenue is recognized upon proof of acceptance by the customer, otherwise it is deferred until such time as the proof of acceptance is obtained. For example, in delivery orders for Department of Defense customers, which comprise the majority of the Company's customers, such acceptance is achieved with a signed Department of Defense Form DD-250 or electronic invoicing system equivalent. Services provided under these contracts are generally provided on a FFP basis, and as such fall within the scope of ASC 605-10-S99. Revenue for services is recognized based on proportional performance, as the work progresses. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M services contracts based upon specified billing rates and other direct costs as incurred.

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

IT and Enterprise Solutions – We provide the Automated Message Handling System ("AMHS") as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For CPFF contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

Index
On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three months ended March 31, 2017, the Company sold approximately $3.9 million of receivables, and recognized a related loss of approximately $13,000 in selling, general and administrative expenses for the same period. As of March 31, 2017, there were no outstanding sold receivables.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $10.0 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $1.7 million as of March 31, 2017 and December 31, 2016.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes." Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2017 and December 31, 2016. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheet at March 31, 2017 and December 31, 2016.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Identity Management, and IT and Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2016. There were no triggering events which would require goodwill impairment consideration during the quarter. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period. The other intangible assets were fully amortized as of June 30, 2016.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants issued in 2017. As of March 31, 2017, there were 19,047,259 shares of restricted stock outstanding. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. All shares are fully vested. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

	March 31, 2017	December 31, 2016
Cumulative foreign currency translation loss	$(74)	$(82)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$33	$25

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

Index
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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $113,000 and $710,000 for the three months ended March 31, 2017 and 2016, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $1.4 million during the three months ended March 31, 2017. No distribution was made during the three months ended March 31, 2016.

The following table details the changes in non-controlling interest for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Non-controlling interest, beginning of period	$2,229	$635
Net income	113	710
Distributions	(1,436)	--
Non-controlling interest, end of period	$906	$1,345

Index
Note 3.          Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of March 31, 2017 and December 31, 2016. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of March 31, 2017, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period. Amortization expense was $0.6 million for the three months ended March 31, 2016. The other intangible assets were fully amortized as of June 30, 2016.

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

As of March 31, 2017 and December 31, 2016, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of March 31, 2017 and December 31, 2016, the carrying value of the Senior Redeemable Preferred Stock was $2.1 million. Since there have been no material modifications to the financial instruments, the estimated fair value of the Senior Redeemable Preferred Stock remains consistent with amounts recorded as of December 31, 2016.

As of March 31, 2017 and December 31, 2016, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $128.7 million and $127.7 million, respectively, and the estimated fair market value was $28.7 million and $31.9 million, respectively, based on quoted market prices.

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

Index
Note 5.          Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of March 31, 2017 and December 31, 2016, the accounts payable and other accrued payables consisted of $6.6 million and $12.1 million, respectively, in trade account payables and $8.1 million and $3.2 million, respectively, in accrued payables.

Enlightenment Capital Credit Agreement
        On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent"), and the lenders party thereto (the "Lenders"), (together referenced as "EnCap"). The Credit Agreement provides for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.
        All borrowings under the Credit Agreement will accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens on the Company's and the Guarantor's collateral (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.
        An amount of approximately $1.1 million was netted from the proceeds on the Loan as a prepayment of all interest due and payable at the Accrual Rate during the period from January 25, 2017 to October 31, 2017. A separate fee letter executed by the Company and the Agent, dated January 25, 2017, sets forth the fees payable to the Agent in connection with the Credit Agreement.

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

In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 1,135,284.333 shares of the Class A Common Stock of the Company, no par value per share, which is equivalent to approximately2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price is $1.321 per share and each Warrant expires on January 25, 2027. The value of the warrants were determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument.

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items, to allow for more time to complete the legal and administrative requirements around such items. As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, on April 18, 2017, the Credit Agreement was further amended (the "Second Amendment") to incorporate the parties' agreement to subordinate certain debt owed by the Company to the affiliated entities of Mr. John R. C. Porter (the "Subordinated Debt") and to redeem all outstanding shares of the Series A-1 Redeemable Preferred Stock and the Series A-2 Redeemable Preferred Stock, including those owned by Mr. John R.C. Porter and his affiliates, for an aggregate redemption price of $2,112,000.

Index
In connection with the Second Amendment and that subordination of debt, on April 18, 2017, we also entered into Subordination and Intercreditor Agreements (the "Intercreditor Agreements") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"), in which Porter agreed that the Subordinated Debt is fully subordinated to the amended Credit Agreement and related documents, and that required payments, if any, under the Subordinated Debt are permitted only if certain conditions are met.

The Credit Agreement also includes an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement. As of March 31, 2017, the carrying amount of the Credit Agreement consisted of the following (in thousands):

March 31, 2017
Senior term loan, including exit fee	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(1,170)
Senior term loan, net	$10,655

        We incurred interest expense in the amount of $0.3 million for the three months ended March 31, 2017, on the Credit Agreement.

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

As of March 31, 2017, there were no outstanding borrowings under the Financing Agreement.

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

Index
Senior Revolving Credit Facility
On March 30, 2016, we amended our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to extend the maturity date to January 1, 2017 ("the Seventeenth Amendment").The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. As of March 31, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.1 million for the three months ended March 31, 2016, on the Facility. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including EnCap and Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, was due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty.

As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, on April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $74,000 and $75,000 for three months ended March 31, 2017 and 2016, respectively, on the Porter Notes.

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

Due to the terms of the Credit Agreement, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we had been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. In addition, certain holders of the Senior Redeemable Preferred Stock had entered into standby agreements whereby, among other things, those holders would not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments had been extended. As a result of such standby agreements, as of March 31, 2017, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, would mature on May 31, 2018.

At March 31, 2017 and December 31, 2016, the total number of shares of the Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, in accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2,112,000. As a result, the Senior Redeemable Preferred Stock is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2017.

At March 31, 2017 and December 31, 2016, cumulative undeclared, unpaid dividends relating to the Senior Redeemable Preferred stock totaled $1.6 million. We accrued dividends on the Senior Redeemable Preferred Stock of $16,000 and $17,000 for the three months ended March 31, 2017 and 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Index
Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2017 and December 31, 2016 was 3,185,586. The Public Preferred Stock is quoted on the OTC Bulletin Board and the OTC Pink marketplace.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Facility and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

On January 25, 2017, we were parties with certain of our subsidiaries to the Credit Agreement with EnCap. Under the Credit Agreement, we agreed that, until full and final payment of the obligations under the Credit Agreement, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2017.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $96.8 million and $95.9 million as of March 31, 2017 and December 31, 2016, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2017 and 2016, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Note 7.          Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. For the three months ended March 31, 2017 and 2016, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded an approximately $179,000 and $8,000 income tax provision for the three months ended March 31, 2017 and 2016, respectively.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2017 and December 31, 2016. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill of $3.5 million and $3.4 million remains on our condensed consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $788,000 and $762,000 of unrecognized tax benefits, including $242,000 and $233,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

Index
Note 8.          Commitments and Contingencies

Financial Condition and Liquidity
As described in Note 5 – Current Liabilities and Debt Obligations, we maintain a Credit Agreement with EnCap, a Purchase Agreement with RCA and a Financing Agreement with Action Capital. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the Credit Agreement, the Purchase Agreement and the Financing Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Credit Agreement, the Purchase Agreement and the Financing Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Our working capital was $(0.2) million and $(8.6) million as of March 31, 2017 and December 31, 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock. As of March 31, 2017, Costa Brava and Wynnefield own 12.7% and 17.3%, resepectively, of the outstanding Public Preferred Stock. No material developments occurred in this litigation during the three months ended March 31, 2017.

Index
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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, Messrs. Seth W. Hamot and Andrew R. Siegel ("Messrs. Hamot and Siegel"), principals of Costa Brava and Class D Directors of Telos, filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date. No material developments occurred in this litigation during the three months ended March 31, 2017.

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

Subsequent Events
        On April 18, 2017, we entered into a Second Amendment with EnCap, which incorporates the parties' agreement to subordinate the Porter Notes and to redeem all outstanding shares of the Senior Redeemable Preferred Stock for an aggregate redemption price of $2,112,000. Under the original terms of the Credit Agreement, as amended by the First Amendment, the Company was required to pay in full all outstanding amounts owed to Porter, and to redeem a portion of the Senior Preferred Stock not held by Porter.
In connection with the Second Amendment and that subordination of debt, on April 18, 2017, we also entered into (a) the  Intercreditor Agreements among Porter, the Company, the Guarantors, and the Agent and, (b) a First Amendment to the Porter Notes between the Company and Porter, in order to amend the Porter Notes, dated March 31, 2015 ("Amended Subordinated Agreements").
        Under the terms of the Intercreditor Agreements, Porter agreed that the Amended Subordinated Agreements and the Amended Notes (as defined below) are fully subordinated to the Amended Credit Agreement and related documents, and that required payments, if any, under the Amended Subordinated Agreements and the Amended Notes are permitted only if certain conditions specified under the Amended Credit Agreement and the Intercreditor Agreements are met.
        On April 18, 2017, we also entered into First Amendments to Subordinated Loan Agreements and related Amended and Restated Subordinated Promissory Notes in the principal amount of $2,500,000 (the "Amended Notes"), in order to amend and restate the Porter Notes, dated March 31, 2015. Each of the Amended Notes reduces the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. All other terms remain in full force and effect.

Index
Note 9.          Related Party Transactions

Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation for the three months ended March 31, 2017 and 2016 were $188,000 and $76,000, respectively. Additionally, Mr. Wood owned 650,000 shares and 50,000 shares of the Company's Class A Common Stock and Class B Common Stock, respectively, as of March 31, 2017 and December 31, 2016.

On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The unpaid principal, together with interest, was due and payable in full on July 1, 2017. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, on April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. We incurred interest expense in the amount of $74,000 and $75,000 for the three months ended March 31, 2017 and 2016, respectively, on the Porter Notes.

Index
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
 This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

Backlog
Funded backlog as of March 31, 2017 and 2016 was $82.3 million and $58.3 million, respectively.  Funded backlog was $59.7 million at December 31, 2016.

Consolidated Results of Operations (Unaudited)
The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation, and Teloworks, Inc., all of whose issued and outstanding share capital is owned directly or indirectly by Telos Corporation (collectively, the "Company" or "Telos" or "We").  We have also consolidated the results of operations of Telos ID (see Note 2 – Non-controlling Interests).  All intercompany transactions have been eliminated in consolidation.

Our operating cycle involves many types of solution, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

Index
We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts ("GWAC"), therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The period of performance for the original NETCENTS contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office ("GAO") that the U.S. Air Force re-evaluate proposals and make a new source selection decision. Subsequent to the Air Force's reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II due in part to government funding issues for the Department of Homeland Security.

On August 31, 2015, we were notified that we were not awarded the re-compete of a contract within our IT and Enterprise Solutions (formerly Secure Communications) area for a government agency. The contract had a total funded value of over $45 million over the prior three years and accounted for approximately 11% of revenue for 2015. We filed a protest of the award with the Court of Federal Claims, which entered a final order denying the protest on February 29, 2016. On March 4, 2016, we filed an appeal with the United States Court of Appeals for the Federal Circuit, appealing the decision of the Court of Federal Claims, and the appellate court affirmed the judgement of the lower court on December 13, 2016. We continued to perform under the contract through the period of performance, which ended on May 22, 2016.

On October 13, 2016, we were notified that we were not awarded the re-compete of a contract within our Cyber Operations & Defense area for a government agency that we had bid as part of a joint venture. The contract had a total funded value of over $22 million over the prior three years and accounted for approximately 6% of revenue for 2016. The joint venture filed a protest of the award to another bidder with the GAO on October 24, 2016, which denied the protest on February 2, 2017. The joint venture then filed a claim with United States Court of Federal Claims ("COFC") on February 10, 2017, together with a motion seeking to stay and enjoin the transition of the contract. The COFC denied the requests for injunctive relief on February 14, 2017, but initiated a one-month extension on the current contract so as to allow the Court to address the joint venture's protest, hold a hearing and issue a decision in advance of any final contract transition. On April 27, 2017, the COFC issued a final decision in favor of the government.  The period of performance on the contract ended on May 2, 2017.

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

Index
The principal element of the Company's operating expenses as a percentage of sales for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	63.5	60.9
Selling, general and administrative expenses	41.7	34.5
Operating (loss) income	(5.2)	4.6

Interest expense, net	(6.9)	(5.2)

Loss before income taxes	(12.1)	(0.6)
Provision for income taxes	(0.8)	----
Net loss	(12.9)	(0.6)
Less: Net income attributable to non-controlling interest	(0.5)	(2.6)
Net loss attributable to Telos Corporation	(13.4)%	(3.2)%

Revenue decreased by 14.7% to $23.1 million for the first quarter of 2017, from $27.1 million for the same period in 2016. Such decrease primarily consists of decreases in sales from the U.S. Air Force NETCENTS-2 contract.  As discussed above, NETCENTS-2 is an IDIQ contract utilized by multiple government customers and sales under NETCENTS-2 varied from period to period according to the solution mix and timing of deliverables for a particular period.  Services revenue decreased to $19.7 million for the first quarter of 2017 from $24.3 million for the same period in 2016, primarily attributable to a decrease in sales of $3.3 million of Cyber Operations and Defense in Secure Mobility deliverables, $3.3 million of IT and Enterprise solutions, and $0.1 million of Identity Management solutions, offset by increases in sales of $2.1 million of Cyber Operations and Defense in Cyber Security deliverables. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables.  Product revenue increased to $3.4 million for the first quarter of 2017 from $2.8 million for the same period in 2016, primarily attributable to an increase in sales of $1.0 million of IT and Enterprise solutions, and $0.1 million of Cyber Operations and Defense in Secure Mobility deliverables, offset by a decrease in sales of $0.4 million of Identity Management solutions.

Cost of sales decreased by 11.1% to $14.7 million for the first quarter of 2017 from $16.5 million for the same period in 2016, primarily due to decreases in revenue of $4.0 million, coupled with a decreased cost of sales as a percentage of revenue of 2.6%.  Cost of sales for services decreased by $1.9 million, and as a percentage of services revenue increased by 4.7%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables including a contract settlement on a prior period loss contract in the first quarter of 2016 that was not repeated in 2017. Cost of sales for products increased by $0.1 million, and as a percentage of product revenue decreased by 8.2%.  Due to increased sales of proprietary software in IT and Enterprise Solutions, the decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 20.2% to $8.4 million for the first quarter of 2017 from $10.6 million for the same period in 2016.  Gross margin decreased to 36.5% in the first quarter of 2017, from 39.1% for the same period in 2016.  Services gross margin decreased to 33.9% from 38.6% due primarily to a change in program mix during the period as noted above.  Product gross margin increased to 51.8% from 43.6%, due primarily to an increase in sales of proprietary software.

Index
Selling, general, and administrative expense increased by 3.2% to $9.6 million for the first quarter of 2017, from $9.3 million for the same period in 2016, primarily attributable to increases in outside services of $0.6 million, labor costs of $0.2 million, offset by decreases in amortization of intangible assets of $0.6 million.

Operating loss was $1.2 million for the first quarter of 2017, compared to operating income of $1.2 million for the same period in 2016, due primarily to a decrease in gross profit as noted above.

Interest expense increased 15.4% to $1.6 million for the first quarter of 2017, from $1.4 million for the same period in 2016, primarily due to an increase in interest on EnCap senior term loan.

Income tax provision was $179,000 for the first quarter of 2017, compared to $8,000 for the same period in 2016, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $3.1 million for the first quarter of 2017, compared to $0.9 million for the same period in 2016, primarily attributable to the increase in operating loss for the quarter as discussed above.

Liquidity and Capital Resources
As described in Note 5 – Current Liabilities and Debt Obligations, we maintain a Credit Agreement with EnCap, a Purchase Agreement with RCA and a Financing Agreement with Action Capital. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the Credit Agrement, the Purchase Agreement and the Financing Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Credit Agreement, the Purchase Agreement and the Financing Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Our working capital was $(0.2) million and $(8.6) million as of March 31, 2017 and December 31, 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Index
Cash used in operating activities was $6.2 million for the quarter ended March 31, 2017, compared to $4.3 million cash provided by operating activities for the same period in 2016.  Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.  Additionally, net loss was $3.0 million for the quarter ended March 31, 2017, compared to $0.2 million for the quarter ended March 31, 2016.

Cash used in investing activities was approximately $0.1 million for each of the quarters ended March 31, 2017 and 2016, due to the purchase of property and equipment.

Cash provided by financing activities for the quarter ended March 31, 2017 was $7.8 million, compared to $4.1 million cash used in financing activities for the same period in 2016, primarily attributable to the proceeds of $9.4 million from EnCap senior term loan, offset by distribution of $1.4 million to the Telos ID Class B member for the quarter ended March 31, 2017, compared to net repayments of $3.9 million to the Facility for the quarter ended March 31, 2016.

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

Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent"), and the lenders party thereto (the "Lenders"), (together referenced as "EnCap"). The Credit Agreement provides for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

All borrowings under the Credit Agreement will accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens on the Company's and the Guarantor's collateral (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

An amount of approximately $1.1 million was netted from the proceeds on the Loan as a prepayment of all interest due and payable at the Accrual Rate during the period from January 25, 2017 to October 31, 2017. A separate fee letter executed by the Company and the Agent, dated January 25, 2017, sets forth the fees payable to the Agent in connection with the Credit Agreement.

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

Index
In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 1,135,284.333 shares of the Class A Common Stock of the Company, no par value per share, which is equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price is $1.321 per share and each Warrant expires on January 25, 2027. The value of the warrants were determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument.

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items, to allow for more time to complete the legal and administrative requirements around such items. As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, on April 18, 2017, the Credit Agreement was further amended (the "Second Amendment") to incorporate the parties' agreement to subordinate certain debt owed by the Company to the affiliated entities of Mr. John R. C. Porter (the "Subordinated Debt") and to redeem all outstanding shares of the Series A-1 Redeemable Preferred Stock and the Series A-2 Redeemable Preferred Stock, including those owned by Mr. John R.C. Porter and his affiliates, for an aggregate redemption price of $2,112,000.

In connection with the Second Amendment and that subordination of debt, on April 18, 2017, we also entered into Subordination and Intercreditor Agreements (the "Intercreditor Agreements") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"), in which Porter agreed that the Subordinated Debt is fully subordinated to the amended Credit Agreement and related documents, and that required payments, if any, under the Subordinated Debt are permitted only if certain conditions are met.

The Credit Agreement also includes an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement.

We incurred interest expense in the amount of $0.3 million for the three months ended March 31, 2017, on the Credit Agreement.

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

Index
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

As of March 31, 2017, there were no outstanding borrowings under the Financing Agreement.

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

Senior Revolving Credit Facility
On March 30, 2016, we amended our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") to extend the maturity date to January 1, 2017 ("the Seventeenth Amendment"). The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. As of March 31, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.1 million for the three months ended March 31, 2016, on the Facility. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 39.3% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was due and payable in full on July 1, 2017.

As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, on April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $74,000 and $75,000 for the three months ended March 31, 2017 and 2016, respectively, on the Porter Notes.

Index
Redeemable Preferred Stock
 We currently have two primary classes of redeemable preferred stock - Senior Redeemable Preferred Stock and Public Preferred Stock.  These classes of stock carry cumulative dividend rates of 14.125% and 12%, respectively.  We accrue dividends on both classes of redeemable preferred stock and provided for accretion related to the Public Preferred Stock.  As of December 31, 2008, the Public Preferred Stock was fully accreted.  The total carrying amount of redeemable preferred stock, including accumulated and unpaid dividends was $130.8 million and $129.8 million at March 31, 2017 and December 31, 2016, respectively.  We recorded dividends of $1.0 million for each of the three months ended March 31, 2017 and 2016, on the two classes of redeemable preferred stock, and such amounts have been included in interest expense.

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

Due to the terms of the Credit Agreement, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we had been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. In addition, certain holders of the Senior Redeemable Preferred Stock had entered into standby agreements whereby, among other things, those holders would not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments had been extended. As a result of such standby agreements, as of March 31, 2017, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, would mature on May 31, 2018.

At March 31, 2017 and December 31, 2016, the total number of shares of the Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, in accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2,112,000. As a result, the Senior Redeemable Preferred Stock is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2017.

At March 31, 2017 and December 31, 2016, cumulative undeclared, unpaid dividends relating to the Senior Redeemable Preferred stock totaled $1.6 million. We accrued dividends on the Senior Redeemable Preferred Stock of $16,000 and $17,000 for the three months ended March 31, 2017 and 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2017 and December 31, 2016 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Index
Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

On January 25, 2017, we were parties with certain of our subsidiaries to the Credit Agreement with EnCap. Under the Credit Agreement, we agreed that, until full and final payment of the obligations under the Credit Agreement, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2017.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

Index
We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $96.8 million and $95.9 million as of March 31, 2017 and December 31, 2016, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2017 and 2016, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 30, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 Until July 15, 2016, we were exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. The effective weighted average interest rate on the outstanding borrowings under the Facility was 8.3% for the three months ended March 31, 2016.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
        An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments, Contingencies and Subsequent Events to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the first quarter of 2017 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
Item 3.    Defaults upon Senior Securities

Senior Redeemable Preferred Stock
We have not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance.  At March 31, 2017, total undeclared unpaid dividends accrued for financial reporting purposes are $1.6 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock have entered into standby agreements whereby, among other things, those holders will not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended.  As a result of such standby agreements, as of March 31, 2017, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, will mature on May 31, 2018. As of March 31, 2017, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock. In the aggregate, as of March 31, 2017, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford. Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively. Due to the terms of the Credit Agreement, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we have been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than in connection with the redemptions from 2010 to 2013. As discussed in Note 8 – Commitments, Contingencies and Subsequent Events, in accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2,112,000.  As a result,  the Senior Redeemable Preferred Stock is classified as current liabilities in the condensed consolidated balance sheets as of March 31, 2017.

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $96.8 million and $95.9 million in cash dividends as of March 31, 2017 and December 31, 2016, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Index
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

4.1
Second Amendment to Credit Agreement, dated April 18, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.2
Subordination and Intercreditor Agreement, dated April 18, 2017, among JP Charitable Foundation, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.3
Subordination and Intercreditor Agreement, dated April 18, 2017, among Porter Foundation Switzerland, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.4
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and JP Charitable Foundation (Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.5
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.6
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of JP Charitable Foundation (Incorporated by reference to Exhibit 4.6 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.7
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.7 filed with the Company's Current Report on Form 8-K on April 24, 2017)

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

Date: May 15, 2017	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)