Form 10-Q
period 2017-06-30
TELOS CORP
filed 2017-08-22
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

As of August 7, 2017, the registrant had outstanding 45,213,461 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Services	$18,402	$23,509	$38,097	$47,802
Products	2,694	3,289	6,109	6,075
	21,096	26,798	44,206	53,877
Costs and expenses
Cost of sales - Services	11,991	15,339	25,012	30,264
Cost of sales - Products	1,714	2,007	3,360	3,578
	13,705	17,346	28,372	33,842
Selling, general and administrative expenses	8,744	9,393	18,388	18,739
Operating (loss) income	(1,353)	59	(2,554)	1,296
Other income (expense)
Other income	2	3	6	13
Interest expense	(1,660)	(1,385)	(3,270)	(2,781)
Loss before income taxes	(3,011)	(1,323)	(5,818)	(1,472)
Provision for income taxes (Note 7)	(139)	(14)	(318)	(23)
Net loss	(3,150)	(1,337)	(6,136)	(1,495)
Less: Net income attributable to non-controlling interest (Note 2)	(239)	(575)	(352)	(1,285)
Net loss attributable to Telos Corporation	$(3,389)	$(1,912)	$(6,488)	$(2,780)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(3,150)	$(1,337)	$(6,136)	$(1,495)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8)	(4)	1	1
Total other comprehensive (loss) income, net of tax	(8)	(4)	1	1
Less: Comprehensive income attributable to non-controlling interest	(239)	(575)	(352)	(1,285)
Comprehensive loss attributable to Telos Corporation	$(3,397)	$(1,916)	$(6,487)	$(2,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47	$659
Accounts receivable, net of reserve of $434 and $429, respectively	13,984	19,087
Inventories, net of obsolescence reserve of $1,683 and $1,672, respectively	8,887	3,552
Deferred program expenses	197	186
Other current assets	1,576	1,521
Total current assets	24,691	25,005
Property and equipment, net of accumulated depreciation of $24,871 and $24,023, respectively	16,407	16,117
Goodwill (Note 3)	14,916	14,916
Other assets	932	761
Total assets	$56,946	$56,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$18,753	$15,317
Accrued compensation and benefits	4,956	8,071
Deferred revenue	3,006	4,900
Subordinated debt – short-term (Note 5)	--	3,029
Capital lease obligations – short-term	964	918
Other current liabilities	1,302	1,406
Total current liabilities	28,981	33,641

Senior term loan, net of unamortized discount and issuance costs (Note 5)	10,697	--
Subordinated debt (Note 5)	2,143	--
Capital lease obligations	18,500	18,990
Deferred income taxes (Note 7)	3,517	3,391
Senior redeemable preferred stock (Note 6)	--	2,092
Public preferred stock (Note 6)	129,653	127,742
Other liabilities (Note 7)	858	919
Total liabilities	194,349	186,775

Commitments and contingencies (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	4,283	3,229
Accumulated other comprehensive income	26	25
Accumulated deficit	(142,025)	(135,537)
Total Telos stockholders' deficit	(137,638)	(132,205)
Non-controlling interest in subsidiary (Note 2)	235	2,229
Total stockholders' deficit	(137,403)	(129,976)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$56,946	$56,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(6,136)	$(1,495)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Dividends of preferred stock as interest expense	1,931	1,945
Depreciation and amortization	879	2,033
Amortization of debt issuance costs	71	101
Deferred income tax provision	126	126
Other noncash items	22	15
Changes in other operating assets and liabilities	(869)	3,204
Cash (used in) provided by operating activities	(3,976)	5,929

Investing activities:
Purchases of property and equipment	(1,173)	(220)
Cash used in investing activities	(1,173)	(220)

Financing activities:
Proceeds from senior credit facilities	--	56,531
Repayments of senior credit facilities	--	(59,550)
Decrease in book overdrafts	--	(984)
Proceeds from senior term loan	9,439	--
Repayments of term loan	--	(700)
Redemption of senior preferred stock	(2,112)	--
Payments under capital lease obligations	(444)	(399)
Distributions to Telos ID Class B member - non-controlling interest	(2,346)	(627)
Cash provided by (used in) financing activities	4,537	(5,729)

Decrease in cash and cash equivalents	(612)	(20)
Cash and cash equivalents, beginning of period	659	58

Cash and cash equivalents, end of period	$47	$38

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,150	$713
Income taxes	$21	$37

Noncash:
Dividends of preferred stock as interest expense	$1,931	$1,945
Debt issuance costs and prepayment of interest on senior term loan	$1,561	$--
Gain on extinguishment of subordinated debt	$1,004	$--

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenues from Contract with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing," which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition. These standards can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We are in the process of evaluating the effect of the implementation of this standard on our condensed consolidated financial position, results of operations and cash flows, including the available transition method. We have formed an internal working group of personnel with knowledge of the issues addressed by the new standard, including adding new resources to aid in this evaluation. This evaluation includes reviewing our current contracts and the requisite documentation around such evaluations.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. While we are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial position, results of operations and cash flows, we do not believe the adoption of this ASU will have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments," which intends to reduce the diversity in practice in how certain transactions are classified on the statement of cash flows. This standard will be effective retrospectively for interim and annual reporting periods beginning after December 31, 2017, and early adoption is permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) – Restricted Cash," which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows. We are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial position, results of operations and cash flows.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

Index
Revenue Recognition
Revenues are recognized in accordance with FASB ASC 605-10-S99, "Revenue Recognition: Overall: SEC Materials." We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, "Revenue Arrangements with Multiple Deliverables," which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices. This determination is made first by employing vendor-specific objective evidence ("VSOE"), to the extent it exists, then third-party evidence ("TPE") of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical. Therefore we do not utilize TPE. If VSOE and TPE are not determinable, we use our best estimate of selling price ("ESP") as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense – Our Cyber Operations and Defense business line consists of Cyber Security and Secure Mobility solutions areas.

Regarding our deliverables of Cyber Security solutions, we provide Xacta IA Manager software and cybersecurity services to our customers. The software and accompanying services fall within the scope of ASC 985-605, as discussed above. We provide consulting services to our customers under either a firm-fixed price ("FFP") or time-and-materials ("T&M") basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

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

Index
On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three and six months ended June 30, 2017, the Company sold approximately $4.3 million and $8.2 million of receivables, respectively, and recognized a related loss of approximately $16,000 and $29,000 in selling, general and administrative expenses, respectively, for the same period. As of June 30, 2017, the balance of the sold receivables was approximately $1.4 million, and the related deferred price was approximately $0.2 million.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $10.6 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $1.7 million as of June 30, 2017 and December 31, 2016.

Property and Equipment
Our policy on internal use software is in accordance with ASC 350, "Intangibles - Goodwill and Other." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. We expensed all such software development costs for the six months ended June 30, 2016, as such amounts were immaterial. For the six months ended June 30, 2017, we capitalized $0.8 million of software development costs, which will be amortized over the estimated useful life of 2 years.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes." Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2017 and December 31, 2016. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheet at June 30, 2017 and December 31, 2016.

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

Other intangible assets consisted primarily of customer relationship enhancements. Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period. The other intangible assets were fully amortized as of June 30, 2016.

Index
Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of June 30, 2017, there were 3,753,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Cumulative foreign currency translation loss	$(81)	$(82)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$26	$25

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

Index
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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $0.9 million and $2.3 million for the three and six months ended June 30, 2017, respectively, and $0.6 million for the three and six months ended June 30, 2016, of such distributions.

Index
The following table details the changes in non-controlling interest for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Non-controlling interest, beginning of period	$906	$1,345	$2,229	$635
Net income	239	575	352	1,285
Distributions	(910)	(627)	(2,346)	(627)
Non-controlling interest, end of period	$235	$1,293	$235	$1,293

Note 3.          Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of June 30, 2017 and December 31, 2016. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of June 30, 2017, no impairment charges were taken.

Other intangible assets consisted primarily of customer relationship enhancements.  Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period.  Amortization expense was $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively.  The other intangible assets were fully amortized as of June 30, 2016.

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

As of June 30, 2017 and December 31, 2016, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of June 30, 2017 and December 31, 2016, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $129.7 million and $127.7 million, respectively, and the estimated fair market value was $44.3 million and $31.9 million, respectively, based on quoted market prices.

As of December 31, 2016, the carrying value of the Senior Redeemable Preferred Stock was $2.1 million. We redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

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

Index
Note 5.          Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of June 30, 2017 and December 31, 2016, the accounts payable and other accrued payables consisted of $9.5 million and $12.1 million, respectively, in trade account payables and $9.3 million and $3.2 million, respectively, in accrued payables.

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

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company and the Guarantors, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them. As of June 30, 2017, we were in compliance with the Credit Agreement's financial covenants.

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

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items, to allow for more time to complete the legal and administrative requirements around such items. On April 18, 2017, the Credit Agreement was further amended (the "Second Amendment") to incorporate the parties' agreement to subordinate certain debt owed by the Company to the affiliated entities of Mr. John R. C. Porter (the "Subordinated Debt") and to redeem all outstanding shares of the Series A-1 Redeemable Preferred Stock and the Series A-2 Redeemable Preferred Stock, including those owned by Mr. John R.C. Porter and his affiliates, for an aggregate redemption price of $2.1 million.

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

The Credit Agreement also includes an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement. As of June 30, 2017, the carrying amount of the Credit Agreement consisted of the following (in thousands):

June 30, 2017
Senior term loan, including exit fee	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(1,128)
Senior term loan, net	$10,697

We incurred interest expense in the amount of $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively, on the Credit Agreement.

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

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the "Acceptable Accounts"). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement has a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. At the time the Financing Agreement was signed, the Company did not borrow any amounts under the Financing Agreement.

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

As of June 30, 2017, there were no outstanding borrowings under the Financing Agreement.

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

Senior Revolving Credit Facility
On March 30, 2016, we amended our Facility with Wells Fargo to extend the maturity date to January 1, 2017 ("the Seventeenth Amendment").The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. As of March 31, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.1 million for the three months ended June 30, 2016, on the Facility. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 34.9% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including EnCap and Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $45,000 and $119,000 for three and six months ended June 30, 2017, respectively, and $75,000 and $149,000 for the three and six months ended June 30, 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain is recorded in the Company's stockholders' deficit as of June 30, 2017.

Index
 Note 6.          Redeemable Preferred Stock

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2017 and December 31, 2016 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2017.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $97.8 million and $95.9 million as of June 30, 2017 and December 31, 2016, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2017 and 2016, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Senior Redeemable Preferred Stock
The Senior Redeemable Preferred Stock was senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranked on a parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock were 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $0.01 par value. The Senior Redeemable Preferred Stock carried a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends were payable semiannually on June 30 and December 31 of each year. We had not declared dividends on our Senior Redeemable Preferred Stock since its issuance, other than in connection with the redemptions from 2010 to 2013. The liquidation preference of the Senior Redeemable Preferred Stock was the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

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

Index
At December 31, 2016, the total number of shares of the Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. At December 31, 2016, cumulative undeclared, unpaid dividends relating to the Senior Redeemable Preferred stock totaled $1.6 million.

We accrued dividends on the Senior Redeemable Preferred Stock of $16,000 and $20,000 for the three and six months ended June 30, 2017, respectively, and $17,000 and $33,000 for the three and six months ended June 30, 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

Note 7.          Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. For the three and six months ended June 30, 2017 and 2016, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded an approximately $139,000 and $318,000 income tax provision for the three and six months ended June 30, 2017, respectively, and $14,000 and $23,000 income tax provision for the three and six months ended June 30, 2016, respectively.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2017 and December 31, 2016. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill of $3.5 million and $3.4 million remains on our condensed consolidated balance sheet at June 30, 2017 and December 31, 2016, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $661,000 and $762,000 of unrecognized tax benefits, including $250,000 and $233,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

Note 8.          Commitments and Contingencies

Financial Condition and Liquidity
As described in Note 5 – Current Liabilities and Debt Obligations, we maintain a Credit Agreement with EnCap, a Purchase Agreement with RCA and a Financing Agreement with Action Capital. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the Purchase Agreement and the Financing Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Purchase Agreement and the Financing Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Our working capital was $(4.3) million and $(8.6) million as of June 30, 2017 and December 31, 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock. As of June 30, 2017, Costa Brava and Wynnefield own 12.7% and 17.4%, resepectively, of the outstanding Public Preferred Stock. No material developments occurred in this litigation during the period ended June 30, 2017.

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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, Messrs. Seth W. Hamot and Andrew R. Siegel ("Messrs. Hamot and Siegel"), principals of Costa Brava and Class D Directors of Telos, filed a lawsuit against the Company on August 2, 2007, and have been engaged in litigation against the Company since that date. No material developments occurred in this litigation during the period ended June 30, 2017.

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

Index
Note 9.          Related Party Transactions

Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $154,000 and $342,000 for the three and six months ended June 30, 2017, respectively, and $76,000 and $151,000 for the three and six months ended June 30, 2016, respectively. Additionally, Mr. Wood owned 810,000 shares and 650,000 shares of the Company's Class A Common Stock as of June 30, 2017 and December 31, 2016, respectively, and 50,000 shares of the Company's Class B Common Stock as of June 30, 2017 and December 31, 2016.

On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 34.9% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $45,000 and $119,000 for the three and six months ended June 30, 2017, respectively, and $75,000 and $149,000 for the three and six months ended June 30, 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain is recorded in the Company's stockholders' deficit as of June 30, 2017.

On April 18, 2017, the Company redeemed all outstanding shares of the Senior Redeemable Preferred Stock, including 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford, the beneficial owners of 34.9% of our Class A Common Stock.

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

Backlog
Funded backlog as of June 30, 2017 and 2016 was $77.3 million and $75.4 million, respectively. Funded backlog was $59.7 million at December 31, 2016.

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

Index
We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts ("GWAC"), therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The period of performance for the original NETCENTS contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office ("GAO") that the U.S. Air Force re-evaluate proposals and make a new source selection decision. Subsequent to the Air Force's reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II.

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

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the "BCA"), which established specific limits on annual appropriations for fiscal years 2012-2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2015 (the "BBA"). As a result, DoD funding levels have fluctuated over this period and have been difficult to predict. For example, the DoD budget was reduced by 7.8% in fiscal year 2013 as compared to fiscal year 2012, but remained essentially flat for fiscal years 2014 and 2015. The BBA raised DoD fiscal year 2016 funding approximately 5% relative to fiscal year 2015.
In May 2017, Congress passed the fiscal year 2017 Omnibus Appropriations Bill, which funds the U.S. Government through September 30, 2017. The fiscal year 2017 funding level for the DoD is about 5% higher than the funding level for fiscal year 2016. In May 2017, the President also submitted a budget proposal for fiscal year 2018 to Congress. The proposal includes an approximate 5% increase in DoD's budget relative to fiscal year 2016. The fiscal year 2018 funding level for the DoD is above the spending limits established under the BBA. Congress must approve or revise the President's fiscal year 2018 budget proposals through enactment of appropriations bills and other policy legislation, which would then require final Presidential approval. It is uncertain when or if an annual appropriations bill will be enacted for fiscal year 2018 and whether it will be at the levels proposed by the President. Future spending levels are subject to a wide range of outcomes, depending on Congressional action.

Index
In March 2017, the outstanding debt of the U.S. reached the debt borrowing limit, known as the debt ceiling. To avoid exceeding the debt ceiling, the U.S. Department of Treasury began employing measures to finance the U.S. Government. Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money before these measures are exhausted. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Telos cannot be predicted at this time.
We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over defense spending and the debt ceiling. In the context of these negotiations, it is possible that existing cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit.

The principal element of the Company's operating expenses as a percentage of sales for the three and six months ended June 30, 2017 and 2016 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0	64.8	64.2	62.8
Selling, general, and administrative expenses	41.4	35.0	41.6	34.8

Operating (loss) income	(6.4)	0.2	(5.8)	2.4

Other income	----	----	----	----
Interest expense	(7.9)	(5.1)	(7.4)	(5.1)

Loss before income taxes	(14.3)	(4.9)	(13.2)	(2.7)
Provision for income taxes	(0.7)	(0.1)	(0.7)	(0.1)
Net loss	(15.0)	(5.0)	(13.9)	(2.8)
Less: Net income attributable to non-controlling interest	(1.1)	(2.1)	(0.8)	(2.4)
Net loss attributable to Telos Corporation	(16.1)%	(7.1)%	(14.7)%	(5.2)%

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Revenue decreased by 21.3% to $21.1 million for the second quarter of 2017, from $26.8 million for the same period in 2016. Services revenue decreased to $18.4 million for the second quarter of 2017 from $23.5 million for the same period in 2016, primarily attributable to decreases in sales of $3.3 million of Cyber Operations and Defense in Secure Mobility deliverables due primarily to us not being awarded a re-competed contract with a government agency as discussed above, $1.4 million of IT & Enterprise solutions due primarily to us not being awarded a re-competed contract with a government agency as discussed above, $0.6 million of Cyber Operations and Defense in Cyber Security deliverables, offset by an increase in sales of $0.2 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $2.7 million for the second quarter of 2017 from $3.3 million for the same period in 2016, primarily attributable to decreases in sales of $0.7 million of Identity Management solutions, $0.1 million of Cyber Operations and Defense in Cyber Security proprietary software deliverables, offset by an increase in sales of $0.2 million of Cyber Operations and Defense in Secure Mobility deliverables.

Index
Cost of sales decreased to $13.7 million for the second quarter of 2017 from $17.3 million for the same period in 2016, primarily due to decreases in revenue of $5.7 million, coupled with an increased cost of sales as a percentage of revenue of 0.2%. Cost of sales for services decreased by $3.3 million, and as a percentage of services revenue decreased by 0.1%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables. Cost of sales for products decreased by $0.3 million, and as a percentage of product revenue increased by 2.5% due primarily to a decrease in proprietary software sales which carry lower cost of sales. The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 21.8% to $7.4 million for the second quarter of 2017 from $9.5 million for the same period in 2016. Gross margin decreased to 35.0% in the second quarter of 2017, from 35.2% for the same period in 2016. Services gross margin is 34.8% for both periods, and product gross margin decreased to 36.4% in 2017 from 39.0% in 2016, due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense (SG&A) decreased by 6.9% to $8.7 million for the second quarter of 2017, from $9.4 million for the same period in 2016, primarily attributable to the capitalization of software development costs of $0.8 million, a decrease in amortization of intangible assets of $0.6 million, offset by an increase in outside services of $0.7 million.

Operating loss was $1.4 million for the second quarter of 2017, compared to operating income of $0.1 million for the same period in 2016, due primarily to a decrease in gross profit as noted above.

Interest expense increased by 19.8% to $1.7 million for the second quarter of 2017, from $1.4 million for the same period in 2016, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $139,000 for the second quarter of 2017, compared to $14,000 for the same period in 2016, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $3.4 million for the second quarter of 2017, compared to $1.9 million for the same period in 2016, primarily attributable to the increase in operating loss for the quarter as discussed above.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Revenue decreased by 18.0% to $44.2 million for the six months ended June 30, 2017 from $53.9 million in the same period in 2016. Services revenue decreased to $38.1 million for the six months ended June 30, 2017 from $47.8 million for the same period in 2016, primarily attributable to decreases in sales of $6.6 million of Cyber Operations and Defense in Secure Mobility deliverables, including a decline related to us not being awarded a re-competed contract with a government agency as discussed above , $4.7 million of IT & Enterprise solutions due primarily to us not being awarded  a re-competed contract with a government agency as discussed above, offset by increases in sales of $1.4 million of Cyber Operations and Defense in Cyber Security deliverables, and $0.1 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $6.1 million for the six months ended June 30, 2017 from $6.1 million for the same period in 2016, primarily attributable to increases in sales of $0.9 million of IT & Enterprise solutions and $0.3 million of Cyber Operations and Defense in Secure Mobility deliverables, offset by decreases in sales of $1.1 million of Identity Management solutions, $0.1 million of Cyber Operations and Defense in Cyber Security proprietary software deliverables.

Cost of sales decreased by 16.2% to $28.4 million for the six months ended June 30, 2017 from $33.8 million for the same period in 2016, primarily due to decreases in revenue of $9.7 million, coupled with an increased cost of sales as a percentage of revenue of 1.4%. Cost of sales for services decreased by $5.2 million, and as a percentage of services revenue increased by 2.4%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables. Cost of sales for products decreased by $0.2 million, and as a percentage of product revenue decreased by 3.9% due primarily to an increase in proprietary software sales which carry lower cost of sales. The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Index
Gross profit decreased by 21.0% to $15.8 million for the six months ended June 30, 2017 from $20.0 million compared to the same period in 2016, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin decreased to 35.8% for the six months ended June 30, 2017, from 37.2% in the same period in 2016.

SG&A expense decreased by 1.9% to $18.4 million for the six months ended June 30, 2017 from $18.7 million for the same period in 2016, primarily attributable to the capitalization of software development costs of $0.8 million, decreases in amortization of intangible assets of $1.1 million and accrued bonuses of $0.2 million, offset by increases in outside services of $1.3 million and labor costs of $0.3 million.

Operating loss was $2.6 million for the six months ended June 30, 2017, compared to operating income of $1.3 million for the same period in 2016, due primarily to a decrease in gross profit offset by an increase in SG&A as noted above.

Interest expense increased by 17.6% to $3.3 million for the six months ended June 30, 2017, from $2.8 million for the same period in 2016, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $318,000 for the six months ended June 30, 2017, compared to $23,000 for the same period in 2016, which is based on the estimated annual effective tax rate applied to the pretax loss for the six month period, adjusted for the income tax provision previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $6.5 million for the six months ended June 30, 2017, compared to $2.8 million for the same period in 2016, primarily attributable to the increase in operating loss as discussed above.

Index
Liquidity and Capital Resources
As described in Note 5 – Current Liabilities and Debt Obligations, we maintain a Credit Agreement with EnCap, a Purchase Agreement with RCA and a Financing Agreement with Action Capital. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the Purchase Agreement and the Financing Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Purchase Agreement and the Financing Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Our working capital was $(4.3) million and $(8.6) million as of June 30, 2017 and December 31, 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash used in operating activities was $4.0 million for the six months ended June 30, 2017, compared to $5.9 million cash provided in operating activities for the same period in 2016. Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $6.1 million for the six months ended June 30, 2017, compared to $1.5 million for the six months ended June 30, 2016.

Cash used in investing activities was approximately $1.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, due primarily to the capitalization of software development costs of $0.8 million for the six months ended June 30, 2017, and the purchase of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2017 was $4.5 million, compared to $5.7 million cash used in financing activities for the same period in 2016, primarily attributable to the proceeds of $9.4 million from the EnCap senior term loan, offset by distribution of $2.3 million to the Telos ID Class B member, and the redemption of $2.1 million senior preferred stock for the six months ended June 30, 2017, compared to net repayments of $4.7 million to the Facility (as defined below) and distribution of $0.6 million to Telos ID Class B member for the six months ended June 30, 2016.

Index
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

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company and the Guarantors, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them. As of June 30, 2017, we were in compliance with the Credit Agreement's financial covenants.

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

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items, to allow for more time to complete the legal and administrative requirements around such items. On April 18, 2017, the Credit Agreement was further amended (the "Second Amendment") to incorporate the parties' agreement to subordinate certain debt owed by the Company to the affiliated entities of Mr. John R. C. Porter (the "Subordinated Debt") and to redeem all outstanding shares of the Series A-1 Redeemable Preferred Stock and the Series A-2 Redeemable Preferred Stock, including those owned by Mr. John R.C. Porter and his affiliates, for an aggregate redemption price of $2.1 million.

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

Index
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

We incurred interest expense in the amount of $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, on the Credit Agreement.

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

Index
Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the "Acceptable Accounts"). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement has a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. At the time the Financing Agreement was signed, the Company did not borrow any amounts under the Financing Agreement.

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

As of June 30, 2017, there were no outstanding borrowings under the Financing Agreement.

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

Senior Revolving Credit Facility
On March 30, 2016, we amended our Facility with Wells Fargo to extend the maturity date to January 1, 2017 ("the Seventeenth Amendment"). The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. As of June 30, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, on the Facility. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Index
Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 34.9% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was due and payable in full on July 1, 2017.

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $45,000 and $119,000 for the three and six months ended June 30, 2017, respectively, and $75,000 and $149,000 for the three and six months ended June 30, 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain is recorded in the Company's stockholders' deficit as of June 30, 2017.

Public Preferred Stock
 A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2017 and December 31, 2016 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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

Index
Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2017.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $97.8 million and $95.9 million as of June 30, 2017 and December 31, 2016, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2017 and 2016, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Index
Senior Redeemable Preferred Stock
The Senior Redeemable Preferred Stock was senior to all other outstanding equity of the Company, including the Public Preferred Stock. The Series A-1 ranked on a parity with the Series A-2. The components of the authorized Senior Redeemable Preferred Stock were 1,250 shares of Series A-1 and 1,750 shares of Series A-2 Senior Redeemable Preferred Stock, each with $.01 par value. The Senior Redeemable Preferred Stock carried a cumulative per annum dividend rate of 14.125% of its liquidation value of $1,000 per share. The dividends were payable semiannually on June 30 and December 31 of each year. We had not declared dividends on our Senior Redeemable Preferred Stock since its issuance, other than in connection with the redemptions from 2010 to 2013. The liquidation preference of the Senior Redeemable Preferred Stock was the face amount of the Series A-1 and A-2 ($1,000 per share), plus all accrued and unpaid dividends.

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

At December 31, 2016, the total number of shares of the Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. At December 31, 2016, cumulative undeclared, unpaid dividends relating to the Senior Redeemable Preferred stock totaled $1.6 million.

We accrued dividends on the Senior Redeemable Preferred Stock of $16,000 and $20,000 for the three and six months ended June 30, 2017, respectively, and $17,000 and $33,000 for the three and six months ended June 30, 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 30, 2017.

Index
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 Until July 15, 2016, we were exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility.  As of June 30, 2016, interest on the Facility was charged at 5.75%. The effective weighted average interest rate on the outstanding borrowings under the Facility was 7.9% for the six months ended June 30, 2016.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended June 30, 2017 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $97.8 million and $95.9 million in cash dividends as of June 30, 2017 and December 31, 2016, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Senior Redeemable Preferred Stock
We had not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At December 31, 2016, total undeclared unpaid dividends accrued for financial reporting purposes were $1.6 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock had entered into standby agreements whereby, among other things, those holders would not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of December 31, 2016, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, would mature on May 31, 2018. As of December 31, 2016, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock. In the aggregate, as of December 31, 2016, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively. Due to the terms of the Credit Agreement, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we had been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. On April 18, 2017, in accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock for $2.1 million.

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

Date: August 22, 2017	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)