Form 10-Q
period 2017-09-30
TELOS CORP
filed 2017-11-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

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

As of November 7, 2017, the registrant had outstanding 45,213,461 shares of Class A Common Stock, no par value, and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Services	$19,149	$43,473	$57,246	$91,275
Products	9,094	11,467	15,204	17,542
	28,243	54,940	72,450	108,817
Costs and expenses
Cost of sales - Services	12,206	33,454	37,219	63,718
Cost of sales - Products	6,775	6,948	10,134	10,526
	18,981	40,402	47,353	74,244
Selling, general and administrative expenses	9,296	11,670	27,684	30,408
Operating (loss) income	(34)	2,868	(2,587)	4,165
Other income (expense)
Other income	1	1	7	13
Interest expense	(1,722)	(1,366)	(4,993)	(4,147)
(Loss) income before income taxes	(1,755)	1,503	(7,573)	31
Provision for income taxes (Note 7)	(211)	(158)	(529)	(181)
Net (loss) income	(1,966)	1,345	(8,102)	(150)
Less: Net income attributable to non-controlling interest (Note 2)	(1,078)	(1,436)	(1,430)	(2,721)
Net loss attributable to Telos Corporation	$(3,044)	$(91)	$(9,532)	$(2,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income	$(1,966)	$1,345	$(8,102)	$(150)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(3)	7	(2)
Total other comprehensive income (loss), net of tax	7	(3)	7	(2)
Less: Comprehensive income attributable to non-controlling interest	(1,078)	(1,436)	(1,430)	(2,721)
Comprehensive loss attributable to Telos Corporation	$(3,037)	$(94)	$(9,525)	$(2,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$253	$659
Accounts receivable, net of reserve of $412 and $429, respectively	22,725	19,087
Inventories, net of obsolescence reserve of $1,599 and $1,672, respectively	10,780	3,552
Deferred program expenses	235	186
Other current assets	1,020	1,521
Total current assets	35,013	25,005
Property and equipment, net of accumulated depreciation of $25,401 and $24,023, respectively	16,255	16,117
Goodwill (Note 3)	14,916	14,916
Other assets	912	761
Total assets	$67,096	$56,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$22,568	$15,317
Accrued compensation and benefits	5,439	8,071
Deferred revenue	9,647	4,900
Subordinated debt – short-term (Note 5)	--	3,029
Capital lease obligations – short-term	988	918
Other current liabilities	1,767	1,406
Total current liabilities	40,409	33,641

Senior term loan, net of unamortized discount and issuance costs (Note 5)	10,741	--
Subordinated debt (Note 5)	2,216	--
Capital lease obligations	18,240	18,990
Deferred income taxes (Note 7)	3,580	3,391
Senior redeemable preferred stock (Note 6)	--	2,092
Public preferred stock (Note 6)	130,609	127,742
Other liabilities (Note 7)	864	919
Total liabilities	206,659	186,775

Commitments and contingencies (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	4,310	3,229
Accumulated other comprehensive income	32	25
Accumulated deficit	(145,069)	(135,537)
Total Telos stockholders' deficit	(140,649)	(132,205)
Non-controlling interest in subsidiary (Note 2)	1,086	2,229
Total stockholders' deficit	(139,563)	(129,976)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$67,096	$56,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(8,102)	$(150)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Dividends of preferred stock as interest expense	2,887	2,917
Depreciation and amortization	1,414	2,460
Amortization of debt issuance costs	115	65
Deferred income tax provision	189	189
Other noncash items	(2)	31
Changes in other operating assets and liabilities	575	8,708
Cash (used in) provided by operating activities	(2,924)	14,220

Investing activities:
Capitalization of software development costs	(1,111)	--
Purchases of property and equipment	(445)	(371)
Cash used in investing activities	(1,556)	(371)

Financing activities:
Proceeds from senior credit facilities	--	69,032
Repayments of senior credit facilities	--	(74,427)
Decrease in book overdrafts	--	(1,083)
Proceeds from senior term loan	9,439	--
Repayments of term loan	--	(3,200)
Redemption of senior preferred stock	(2,112)	--
Payments under capital lease obligations	(680)	(611)
Distributions to Telos ID Class B member - non-controlling interest	(2,573)	(1,337)
Cash provided by (used in) financing activities	4,074	(11,626)

(Decrease) increase in cash and cash equivalents	(406)	2,223
Cash and cash equivalents, beginning of period	659	58

Cash and cash equivalents, end of period	$253	$2,281

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,773	$1,049
Income taxes	$25	$58

Noncash:
Dividends of preferred stock as interest expense	$2,887	$2,917
Debt issuance costs and prepayment of interest on senior term loan	$1,561	$--
Gain on extinguishment of subordinated debt	$1,031	$--

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenues from Contract with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing," which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition. These standards can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We anticipate adopting the latter, or modified retrospective transition period, and reflecting cumulative changes, if any, in retained earnings. We are not able to quantify what such an effect, if any, may be at this point in time. The new standard may result in a change in the timing of revenue under certain proprietary software arrangements. We continue evaluating the effect of the implementation of this standard on our condensed consolidated financial position, results of operations and cash flows. We have formed an internal working group of personnel with knowledge of the issues addressed by the new standard, including adding new resources to aid in this evaluation. This evaluation includes reviewing our current contracts and the requisite documentation around such evaluations.  This evaluation also includes identifying and implementing changes where necessary to our business processes, systems and controls to support the adoption of the new standard.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The guidance in this update supersedes the requirements in Accounting Standards Codification ("ASC") Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. This update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. We are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial position, results of operations and cash flows. We expect to recognize increases in reported amounts for property and equipment, and related lease liabilities upon the adoption of this standard, and are still evaluating the impact it will have on results of operations.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three and nine months ended September 30, 2017, the Company sold approximately $13.9 million and $22.1 million of receivables, respectively, and recognized a related loss of approximately $49,000 and $78,000 in selling, general and administrative expenses, respectively, for the same period. As of September 30, 2017, the balance of the sold receivables was approximately $5.5 million, and the related deferred price was approximately $0.8 million.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $12.4 million and $5.2 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $1.6 million and $1.7 million as of September 30, 2017 and December 31, 2016, respectively.

Property and Equipment
Our policy on internal use software is in accordance with ASC 350, "Intangibles - Goodwill and Other." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. We expensed all such software development costs for the nine months ended September 30, 2016, as such amounts were immaterial. For the nine months ended September 30, 2017, we capitalized $1.1 million of software development costs, which will be amortized over the estimated useful life of 2 years. Amortization expense was $0.1 million for the three and nine months ended September 30, 2017.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes." Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2017 and December 31, 2016. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheet at September 30, 2017 and December 31, 2016.

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

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of September 30, 2017, there were 3,723,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Cumulative foreign currency translation loss	$(75)	$(82)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$32	$25

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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $1.1 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $2.7 million for the three and nine months ended September 30, 2016, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $0.2 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, and $0.7 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Non-controlling interest, beginning of period	$235	$1,293	$2,229	$635
Net income	1,078	1,436	1,430	2,721
Distributions	(227)	(710)	(2,573)	(1,337)
Non-controlling interest, end of period	$1,086	$2,019	$1,086	$2,019

Note 3.          Goodwill and Other Intangible Assets
The goodwill balance was $14.9 million as of September 30, 2017 and December 31, 2016. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of September 30, 2017, no impairment charges were taken.

Other intangible assets consisted primarily of customer relationship enhancements.  Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period. The other intangible assets were fully amortized as of June 30, 2016. Amortization expense was $1.1 million for the period ended June 30, 2016.

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

As of September 30, 2017 and December 31, 2016, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of September 30, 2017 and December 31, 2016, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $130.6 million and $127.7 million, respectively, and the estimated fair market value was $35.0 million and $31.9 million, respectively, based on quoted market prices.

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

Note 5.          Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of September 30, 2017 and December 31, 2016, the accounts payable and other accrued payables consisted of $11.8 million and $12.1 million, respectively, in trade account payables and $10.8 million and $3.2 million, respectively, in accrued payables.

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

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company and the Guarantors, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them.  While we did not earn sufficient revenue to meet the revenue covenant in Section 7.15(d) of the Credit Agreement, the Lenders agreed to waive our compliance with the covenant and consequently, as of September 30, 2017, we were in compliance with the Credit Agreement's financial covenants.

In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 1,135,284.333 shares of the Class A Common Stock of the Company, no par value per share, which is equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price is $1.321 per share and each Warrant expires on January 25, 2027. The value of the warrants was determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument.

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

The Credit Agreement also includes an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement. As of September 30, 2017, the carrying amount of the Credit Agreement consisted of the following (in thousands):

September 30, 2017
Senior term loan, including exit fee	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(1,084)
Senior term loan, net	$10,741

We incurred interest expense in the amount of $0.4 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, on the Credit Agreement.

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

As of September 30, 2017, there were no outstanding borrowings under the Financing Agreement.

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

Senior Revolving Credit Facility
On March 30, 2016, we amended our Facility with Wells Fargo ("the Seventeenth Amendment") to reduce the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. As of March 31, 2016, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $14,000 and $220,000 for the three and nine months ended September 30, 2016, on the Facility. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 34.9% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including EnCap and Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met.  According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $99,000 and $218,000 for three and nine months ended September 30, 2017, respectively, and $75,000 and $225,000 for the three and nine months ended September 30, 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of September 30, 2017.

Note 6.          Redeemable Preferred Stock

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2017 and December 31, 2016 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

On January 25, 2017, we became parties with certain of our subsidiaries to the Credit Agreement with EnCap. Under the Credit Agreement, we agreed that, until full and final payment of the obligations under the Credit Agreement, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2017.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $98.8 million and $95.9 million as of September 30, 2017 and December 31, 2016, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2017 and 2016, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

We accrued dividends on the Senior Redeemable Preferred Stock of $20,000 for the nine months ended September 30, 2017, and $17,000 and $50,000 for the three and nine months ended September 30, 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

Note 7.          Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. For the three and nine months ended September 30, 2017 and 2016, our estimated annual effective tax rate was primarily impacted by the permanent item related to the noncash interest of our redeemable preferred stock. Accordingly, we recorded an approximately $211,000 and $529,000 income tax provision for the three and nine months ended September 30, 2017, respectively, and $158,000 and $181,000 income tax provision for the three and nine months ended September 30, 2016, respectively.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2017 and December 31, 2016. We are not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill of $3.6 million and $3.4 million remains on our condensed consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $668,000 and $762,000 of unrecognized tax benefits, including $257,000 and $233,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $(5.4) million and $(8.6) million as of September 30, 2017 and December 31, 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's common stock. As of September 30, 2017, Costa Brava and Wynnefield own 12.7% and 17.4%, resepectively, of the outstanding Public Preferred Stock. No material developments occurred in this litigation during the period ended September 30, 2017.

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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, Messrs. Seth W. Hamot and Andrew R. Siegel ("Plaintiffs" or "Counterdefendants"), principals of Costa Brava and Class D Directors of Telos, filed a Complaint against the Company on August 2, 2007 seeking access to various books and records of the Company and injunctive and other relief related thereto, and have been engaged in litigation against the Company since that date.  On December 12, 2011, Telos filed a Third Amended Counterclaim against the Counterdefendants containing five (5) counts, four (4) related to interference with the Company's contracts or business relationships with its independent public auditors (then known as Goodman & Company LLP and Reznick Group P.C.) and one (1) seeking declaratory relief on Counterdefendants' claim of entitlement to indemnification. Trial on the merits of the Complaint and Third Amended Counterclaim took place in July and August 2013.

On September 11, 2017, Judge W. Michel Pierson docketed two decisions in this matter.  First, with respect to the Plaintiffs' Complaint related to access to books and records of the Company, Judge Pierson declined to grant permanent injunctive relief to the Plaintiffs but, instead, issued a declaratory order setting forth the pertinent standards the parties should follow as it relates to the Plaintiffs' right to books and records.  The Court found that the Plaintiffs have the right as directors to inspect and copy the records of the Company, subject to the Company's right to determine that the materials requested were not reasonably related to the scope of their duties as directors or that their use of the materials may violate the duties they owe to the Company.  The Court also determined that the scope of the inspection may also be limited if Telos establishes that the request creates an undue burden or expense.

Second, with respect to the Third Amended Counterclaim, the Court entered judgment in favor of the Company and against the Counterdefendants on the Counterclaim for tortious interference with the Reznick contractual auditor relationship (Count Two) and awarded damages in the amount of $278,922.50.  The Court found that the Counterdefendants' threat of litigation against Reznick was the precipitating cause of Reznick's resignation.  In addition, the Court determined that the threats of litigation were made for an improper purpose – to influence the accounting treatment that Reznick would use on the Company's financial statements, specifically as it relates to the 12% Exchangeable Redeemable Preferred Shares ("ERPS") – and the resignation was a foreseeable consequence of the interference about which the Plaintiffs clearly had knowledge.

The Court also entered judgment for the Counterdefendants on the Company's claims for interference with Goodman and on the Company's claim seeking declaratory relief in connection with Plaintiffs' claims for indemnification of attorney's fees and costs in connection with the Counterclaim.  The Court determined that the resignation of Goodman as the Company's auditor occurred upon the Plaintiffs' election to the Company's board of directors, which the Court found itself was not independently wrongful and was the precipitating cause of the resignation, and not primarily due to the litigation against Goodman maintained by Costa Brava.  The Court also entered judgment for Counterdefendants on the alternative claims for interference with the business relationships with Goodman and Reznick (Counts Three and Four), finding that it was not necessary to decide issues of liability under these claims since it determined that contracts with each of the audit firms existed.

On September 27, 2017, the Company filed a Motion under Maryland Rule 2-535 to reconsider or revise two specific aspects of the Court's judgment on the Counterclaim: (1) to correct the amount of damages awarded for audit expenses incurred for the audit year 2007, and (2) to amend or modify the order with respect to Count Five (the declaratory relief claim related to indemnification) to dismiss the claims instead of entering judgment in favor of Counterdefendants on it.  The Company contended that the Court should revise an incorrect measure of damages it used in reaching its judgment on this claim and instead compensate for the financial loss directly and actually caused by the Counterdefendants' tortious conduct, and award the Company aggregate damages in the amount of  $669,989.06.  Regarding Count Five, the Company requested that the Order entered be modified to conform it to the letter and spirit of the Court opinion, in part to make clear that the judgment does not have res judicata or collateral estoppel effects.

A hearing on the motion was held on October 11, 2017.  At the conclusion of the hearing, the Court denied the Company's motion as to the damages awarded on Count Two, and granted the Company's motion on the issue related to Count Five and entered a new order accordingly.  Later that same day, the Company filed a notice with the Circuit Court of Baltimore City appealing the judgment to the Court of Special Appeals of Maryland, and on October 17, 2017 Counterdefendants filed a notice of a cross-appeal. The briefing schedule for the appeal and the cross-appeal has not been established by the Court of Special Appeals. The Company is considering the scope of its appeal and will not have notice of the scope of the cross-appeal until the Counterdefendants file their brief with the Court of Special Appeals.

On October 19, 2017, the Counterdefendants submitted a one and a half page letter to the Company, pursuant to Section 2-418 of the Maryland General Corporation Law, demanding that the Company advance and/or indemnify the Counterdefendants for legal fees and expenses purportedly totaling $1,550,000 and incurred in pursuit of the foregoing books and records litigation and in defense of the Company's counterclaim, and ongoing expenses in the litigation.

The Board addressed the Counterdefendants' demand for indemnification and/or advancement at its regularly scheduled meeting on November 13, 2017.  The Board, by a vote of all members present for this portion of the meeting, and for various reasons, determined not to provide indemnification or advancement to Messrs. Hamot and Siegel in response to their demand.

At this stage of the litigation, in light of the pendency of the appeal and the cross-appeal, it is impossible to reasonably determine the degree of probability related to the Company's success in relation to any of their assertions in the foregoing litigation.

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

Note 9.          Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $77,000 and $420,000 for the three and nine months ended September 30, 2017, respectively, and $89,000 and $240,000 for the three and nine months ended September 30, 2016, respectively. Additionally, Mr. Wood owned 810,000 shares and 650,000 shares of the Company's Class A Common Stock as of September 30, 2017 and December 31, 2016, respectively, and 50,000 shares of the Company's Class B Common Stock as of September 30, 2017 and December 31, 2016.

On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 34.9% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $99,000 and $218,000 for the three and nine months ended September 30, 2017, respectively, and $75,000 and $225,000 for the three and nine months ended September 30, 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of September 30, 2017.

On April 18, 2017, the Company redeemed all outstanding shares of the Senior Redeemable Preferred Stock, including 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford.

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

Backlog
Funded backlog as of September 30, 2017 and 2016 was $92.5 million and $75.4 million, respectively. Funded backlog was $59.7 million at December 31, 2016.

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

The U.S. Government has not yet passed an appropriations bill for fiscal year 2018 (the U.S. Government's fiscal year begins on October 1 and ends on September 30). On September 8, 2017, however, the U.S. Government passed a continuing resolution funding measure to finance all U.S. Government activities through December 8, 2017. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2017 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. During periods covered by continuing resolutions or until the regular appropriation bills are passed, however, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.

In May 2017, the President submitted a budget proposal for fiscal year 2018 to Congress, which includes a base budget for the Department of Defense ("DoD") of $575 billion, approximately $52 billion above the spending limits established under the Budget Control Act of 2011 (the Budget Control Act) (described below) and an increase of $32 billion over the fiscal year 2017 funding level. The President's budget requests also include funding of $65 billion for Overseas Contingency Operations (OCO) / Global War on Terror (GWOT), which is not subject to the Budget Control Act spending limits. Congress must approve or revise the President's 2018 budget proposals through enactment of appropriations bills and other policy legislation, which would then require final Presidential approval.

Both the House and Senate have passed versions of the 2018 National Defense Authorization bills, which establish funding levels for the agencies responsible for defense and set forth how the funds will be used. Each of these proposals reflects significant increases over the President's $575 billion request. These two positions must now be reconciled in conference. It remains uncertain which measures will be adopted in the final National Defense Authorization Act and when an appropriations bill for fiscal year 2018 will be enacted or at what levels.
Currently, U.S. defense spending through fiscal year 2021 remains subject to statutory spending limits established by the Budget Control Act. The spending limits were modified for fiscal years 2013 through 2017 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015. These acts, however, did not provide relief to the spending limits beyond fiscal year 2017. If Congress approves the President's budget proposal or other appropriation legislation with funding levels that exceed the spending limits, automatic across-the-board spending reductions, known as sequestration, would be triggered to reduce funding back to the spending limits. As currently enacted, the Budget Control Act limits defense spending to $522 billion for fiscal year 2018 with modest increases of about 2.5% per year through 2021. The President's budget proposal as well as defense budget estimates for fiscal year 2018 and beyond exceeds the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified. Our programs could be materially reduced, extended, or terminated as a result of the U.S. Government's continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration.
In March 2017, the outstanding debt of the U.S. reached the debt borrowing limit, known as the debt ceiling. To avoid exceeding the debt ceiling, the U.S. Department of Treasury began employing measures to finance the U.S. Government. On September 8, 2017, Congress passed legislation suspending the debt ceiling through December 8, 2017. Effective on December 9, 2017, the debt limit will be increased to the amount of debt the government holds outstanding on that date. Despite using cash on hand and measures employed by the Department of Treasury, however, the debt ceiling is expected to be reached again in early 2018. Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money before these measures are exhausted. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Telos cannot be predicted at this time.
We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over defense spending and the debt ceiling. In the context of these negotiations, it is possible that existing cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit.

The principal element of the Company's operating expenses as a percentage of sales for the three and nine months ended September 30, 2017 and 2016 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	73.6	65.4	68.2
Selling, general, and administrative expenses	32.9	21.2	38.2	28.0

Operating (loss) income	(0.1)	5.2	(3.6)	3.8

Other income	----	----	----	----
Interest expense	(6.1)	(2.5)	(6.9)	(3.8)

(Loss) income before income taxes	(6.2)	2.7	(10.5)	--
Provision for income taxes	(0.7)	(0.3)	(0.7)	(0.2)
Net (loss) income	(6.9)	2.4	(11.2)	(0.2)
Less: Net income attributable to non-controlling interest	(3.8)	(2.6)	(2.0)	(2.5)
Net loss attributable to Telos Corporation	(10.7)%	(0.2)%	(13.2)%	(2.7)%

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Revenue decreased by 48.6% to $28.3 million for the third quarter of 2017, from $54.9 million for the same period in 2016. Services revenue decreased to $19.1 million for the third quarter of 2017 from $43.5 million for the same period in 2016, primarily attributable to decreases in sales of $22.8 million of Cyber Operations and Defense in Secure Mobility deliverables due primarily to a significant contract delivery in the prior year that was not repeated in the current year and to us not being awarded a re-competed contract with a government agency as discussed above, $2.4 million of Cyber Operations and Defense in Cyber Security deliverables, offset by an increase in sales of $0.7 million of Identity Management solutions and $0.1 million of IT & Enterprise solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $9.1 million for the third quarter of 2017 from $11.5 million for the same period in 2016, primarily attributable to decreases in resold product sales of $1.9 million of Identity Management solutions, $1.5 million of Cyber Operations and Defense in Cyber Security proprietary software deliverables, offset by an increase in sales of $1.1 million of Cyber Operations and Defense in Secure Mobility resold product sales.

Cost of sales decreased to $19.0 million for the third quarter of 2017 from $40.4 million for the same period in 2016, primarily due to decreases in revenue of $26.7 million, coupled with a decreased cost of sales as a percentage of revenue of 6.3%. Cost of sales for services decreased by $21.2 million, and as a percentage of services revenue decreased by 13.2%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables. Cost of sales for products decreased by $0.2 million, and as a percentage of product revenue increased by 13.9% due primarily to a decrease in proprietary software sales which carry lower cost of sales and an increase in lower margin resold product sales. The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased to $9.3 million for the third quarter of 2017 from $14.5 million for the same period in 2016. Gross margin increased to 32.8% in the third quarter of 2017, from 26.4% for the same period in 2016. Services gross margin increased to 36.3% from 23.0% in 2016, and product gross margin decreased to 25.5% in 2017 from 39.4% in 2016, due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense (SG&A) decreased by 20.3% to $9.3 million for the third quarter of 2017, from $11.7 million for the same period in 2016, primarily attributable to decreases in accrued bonuses of $2.1 million, labor costs of $0.1 million, and the capitalization of software development costs of $0.3 million, offset by an increase in outside services of $0.2 million.

Operating loss was $34,000 for the third quarter of 2017, compared to operating income of $2.9 million for the same period in 2016, due primarily to a decrease in gross profit as noted above.

Interest expense increased by 26.1% to $1.7 million for the third quarter of 2017, from $1.4 million for the same period in 2016, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $211,000 for the third quarter of 2017, compared to $158,000 for the same period in 2016, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $3.0 million for the third quarter of 2017, compared to $0.1 million for the same period in 2016, primarily attributable to the increase in operating loss for the quarter as discussed above.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Revenue decreased by 33.4% to $72.5 million for the nine months ended September 30, 2017 from $108.8 million in the same period in 2016. Services revenue decreased to $57.2 million for the nine months ended September 30, 2017 from $91.3 million for the same period in 2016, primarily attributable to decreases in sales of $29.3 million of Cyber Operations and Defense in Secure Mobility deliverables, including a significant contract delivery in the prior year that was not repeated in the current year and a decline related to us not being awarded a re-competed contract with a government agency as discussed above, $4.6 million of IT & Enterprise solutions due primarily to us not being awarded  a re-competed contract with a government agency as discussed above, and $0.8 million of Cyber Operations and Defense in Cyber Security deliverables, offset by an increase in sales of $0.8 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $15.2 million for the nine months ended September 30, 2017 from $17.5 million for the same period in 2016, primarily attributable to decreases in resold product sales of $3.0 million of Identity Management solutions and $1.6 million of Cyber Operations and Defense in Cyber Security proprietary software deliverables, offset by increases in sales of $1.3 million of Cyber Operations and Defense in Secure Mobility resold product sales, and $1.0 million of IT & Enterprise solutions.

Cost of sales decreased to $47.4 million for the nine months ended September 30, 2017 from $74.2 million for the same period in 2016, primarily due to decreases in revenue of $36.4 million, coupled with a decreased cost of sales as a percentage of revenue of 2.9%. Cost of sales for services decreased by $26.5 million, and as a percentage of services revenue decreased by 4.8%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables. Cost of sales for products decreased by $0.4 million, and as a percentage of product revenue increased by 6.7% due primarily to a decrease in proprietary software sales which carry lower cost of sales and an increase in lower margin resold product sales. The decrease in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased to $25.1 million for the nine months ended September 30, 2017 from $34.6 million compared to the same period in 2016, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin increased to 34.6% for the nine months ended September 30, 2017, from 31.8% in the same period in 2016.

SG&A expense decreased by 9.0% to $27.7 million for the nine months ended September 30, 2017 from $30.4 million for the same period in 2016, primarily attributable to decreases in accrued bonuses of $2.3 million, amortization of intangible assets of $1.1 million, and the capitalization of software development costs of $1.1 million, offset by an increase in outside services of $1.5 million and labor costs of $0.2 million.

Operating loss was $2.6 million for the nine months ended September 30, 2017, compared to operating income of $4.2 million for the same period in 2016, due primarily to a decrease in gross profit as noted above.

Interest expense increased by 20.4% to $5.0 million for the nine months ended September 30, 2017, from $4.1 million for the same period in 2016, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $529,000 for the nine months ended September 30, 2017, compared to $181,000 for the same period in 2016, which is based on the estimated annual effective tax rate applied to the pretax loss for the nine month period, adjusted for the income tax provision previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $9.5 million for the nine months ended September 30, 2017, compared to $2.9 million for the same period in 2016, primarily attributable to the increase in operating loss as discussed above.

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

Our working capital was $(5.4) million and $(8.6) million as of September 30, 2017 and December 31, 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash used in operating activities was $2.9 million for the nine months ended September 30, 2017, compared to $14.2 million cash provided in operating activities for the same period in 2016. Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $8.1 million for the nine months ended September 30, 2017, compared to $0.2 million for the nine months ended September 30, 2016.

Cash used in investing activities was approximately $1.6 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively, due primarily to the capitalization of software development costs of $1.1 million for the nine months ended September 30, 2017, and the purchase of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2017 was $4.1 million, compared to $11.6 million cash used in financing activities for the same period in 2016, primarily attributable to the proceeds of $9.4 million from the EnCap senior term loan, offset by distribution of $2.6 million to the Telos ID Class B member, and the redemption of $2.1 million senior preferred stock for the nine months ended September 30, 2017, compared to net repayments of $8.5 million to the Facility (as defined below) and distribution of $1.3 million to Telos ID Class B member for the nine months ended September 30, 2016.

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

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company and the Guarantors, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them.  While we did not earn sufficient revenue to meet the revenue covenant in Section 7.15(d) of the Credit Agreement, the Lenders agreed to waive our compliance with the covenant and consequently, as of September 30, 2017, we were in compliance with the Credit Agreement's financial covenants.

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

We incurred interest expense in the amount of $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, on the Credit Agreement.

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

As of September 30, 2017, there were no outstanding borrowings under the Financing Agreement.

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

Senior Revolving Credit Facility
On March 30, 2016, we amended our Facility with Wells Fargo ("the Seventeenth Amendment") to reduce the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. We incurred interest expense in the amount of $14,000 and $220,000 for the three and nine months ended September 30, 2016, respectively, on the Facility. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

On July 15, 2016, the outstanding balance under the Facility was paid in full.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 34.9% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the "Subordination Agreements") with Porter and Wells Fargo, in which the Porter Notes are fully subordinated to the Facility and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $99,000 and $218,000 for the three and nine months ended September 30, 2017, respectively, and $75,000 and $225,000 for the three and nine months ended September 30, 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of September 30, 2017.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2017 and December 31, 2016 was 3,185,586. The Public Preferred Stock is quoted as TLSRP on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

On January 25, 2017, we became parties with certain of our subsidiaries to the Credit Agreement with EnCap. Under the Credit Agreement, we agreed that, until full and final payment of the obligations under the Credit Agreement, we would not make any distribution or declare or pay any dividends (other than common stock) on our stock, or purchase, acquire, or redeem any stock, or exchange any stock for indebtedness, or retire any stock. Additionally, the Porter Notes contain similar prohibitions on dividend payments or stock redemptions.

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2017.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $98.8 million and $95.9 million as of September 30, 2017 and December 31, 2016, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2017 and 2016, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

We accrued dividends on the Senior Redeemable Preferred Stock of $20,000 for the nine months ended September 30, 2017, and $17,000 and $50,000 for the three and nine months ended September 30, 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 Until July 15, 2016, we were exposed to interest rate volatility with regard to our variable rate debt obligations under the Facility. The effective weighted average interest rate on the outstanding borrowings under the Facility was 6.7% for the nine months ended September 30, 2016.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended September 30, 2017 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $98.8 million and $95.9 million in cash dividends as of September 30, 2017 and December 31, 2016, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

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

Date: November 14, 2017	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)