Form 10-K
period 2017-12-31
TELOS CORP
filed 2018-04-02
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒(Do not check if a smaller reportingcompany)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2017:  Not applicable

As of March 26, 2018, the registrant had outstanding 45,213,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 11, 2018.

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

We generate approximately 83.1% of our revenues by delivering these solutions at a fixed price to our customers. This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers. We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

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

Selected Examples of How We Accomplish Our Mission

We protect the systems of our customers through the development and delivery of our Xacta software ("Xacta"). Xacta is the premier solution for continuous assessment and authorization, and is used throughout the Department of Defense ("DoD"), intelligence communities and civilian government. We have performed thousands of certifications and our product has been adopted by numerous enterprises as their solution of choice for risk management and ongoing compliance.

We streamline and automate the process of selecting, applying, and monitoring security controls for cloud-based systems and applications so that security-conscious organizations can migrate their workloads to the cloud faster and more efficiently. Our solutions make it easier to automate compliance and generate associated documentation, streamlining our customers' ability to demonstrate that they meet the relevant security standards in their respective industries.

We offer Telos Ghost, a cybersecurity solution that gives organizations an anonymous way to do business, connect with global resources, and conduct research online.  Telos Ghost eliminates cyber attack surfaces by obfuscating and encrypting data, masking user identity and location, and hiding network resources. It is useful for intelligence gathering, cyber threat protection, securing critical infrastructure, and protecting communications and applications.

We protect and extend the wireless networks of our customers with secure mobility solutions that reduce their exposure to risk and assure they can safely communicate across the enterprise and around the world. Our solutions help customers securely connect to any information source, using any device, over any wireless medium, providing access to real-time information that is secure, accurate, and reliable.

We protect and enhance the communications of our customers through the development and delivery of our Telos Automated Message Handling System ("AMHS"), which has been adopted by the DoD to carry all official message traffic and is implemented throughout all branches of the military, the intelligence community, and other critical civilian agencies. AMHS is also used by U.S. Central Command to meet its critical organization and communications requirements in the CENTCOM Theater of Operations including Iraq and Afghanistan.

Through an exclusive subcontractor relationship with Telos ID, we assess, design, and deliver identity and access solutions to protect national security assets, people, and facilities. Among these programs is the leading designated aviation channeling service for the general aviation industry, serving nearly 70 airports, airlines, and aviation customers across the country. Telos ID also supports the premier federal identity application, which has issued almost 43,100,000 smart card based secure credentials for active duty uniformed service personnel, Selected Reserve, DoD civilian employees, and eligible contractor personnel. Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants, and government contractors in specified operational theaters. This system has captured over 554,000,000 scans by more than 2,700,000 U.S. Government, U.S. Military and company contractors since its inception.

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
o
Cyber Security – Solutions and services that assure the security of our customers' information, systems, and networks, including the Xacta suite for IT governance, risk management, and compliance. Our information and cyber security consulting services include security assessments, digital forensics, and continuous compliance monitoring.

o
Secure Mobility – Design, engineering and delivery of secure solutions that empower the mobile and deployed workforce in business and government. Our solutions protect sensitive communication while delivering voice, data, and video at the point of work in classified and unclassified environments.

●
Identity Management (formerly Telos ID) – Solutions that establish trusted identities in order to ensure authenticated physical access to offices, workstations, and other facilities; secure digital access to databases, host systems, and other IT resources; and protect people and organizations against insider threats.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts (known as "GWACs") which are generally firm fixed-priced or time-and-materials contracts. For 2017, 2016, and 2015, the Company's revenue derived from firm fixed-price contracts was 83.1%, 76.0%, and 77.0%, respectively, cost plus contracts was 7.4%, 16.4%, and 12.0%, respectively, and time-and-material contracts was 9.5%, 7.6%, and 11.0%, respectively.

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
We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2017		2016		2015
			(dollar amounts in thousands)

Federal	$101,519	94.2%	$130,415	96.7%	$117,328	97.3%
State & Local, and Commercial	6,208	5.8%	4,453	3.3%	3,306	2.7%

Total	$107,727	100.0%	$134,868	100.0%	$120,634	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners.

Our People and Culture

As of December 31, 2017, we employed 508 people, which includes 61 from Teloworks, and 75 from Telos ID. Of our employees, 308 hold security clearances of secret or higher.

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

Government Contracts and Regulation

Our business is heavily regulated. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. These laws and regulations, among other things:

•	impose specific and unique cost accounting practices that may differ from Generally Accepted Accounting Principles ("GAAP") in the United States of America and therefore require reconciliation;

•	impose acquisition regulations that define reimbursable and non-reimbursable costs; and

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

At December 31, 2017 and 2016, we had total backlog from existing contracts of approximately $256.3 million and $90.5 million, respectively.  Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of December 31, 2017 and 2016 was $98.5 million and $59.7 million, respectively.

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
Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process.  In each of the past three years, substantially all of our net sales were to the U.S. Government, particularly the DoD. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country's safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, and increasing costs for entitlement programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget.

However, U.S. government appropriations have been and continue to be affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the "BCA"), which established specific limits on annual appropriations for fiscal years 2012-2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2018 (the "BBA"). As a result, DoD funding levels have fluctuated over this period and have been difficult to predict, but the impact of the BCA has been to essentially freeze DoD spending for the past five years.

According to the Congressional Research Service, federal outlays devoted to defense programs have fallen as a share of Gross Domestic Product (GDP) in every year since enactment of the BCA. Moreover, under the BCA, National Defense Discretionary Budget Authority in FY 2017 was $551 billion, which was actually $4 billion less than the amount authorized in FY 2012.

The BBA of 2018 will permit appropriations for DoD to significantly increase in FY 2018 and FY 2019, but Congress must still approve and the President must sign into law appropriations legislation in each of these fiscal years to actually provide this additional funding. As of March 19, 2018, DoD and all other federal agencies have been operating for nearly six months of FY 2018 under a series of Continuing Resolutions, which have limited funding levels to FY 2017 amounts, have not authorized new spending initiatives and have greatly limited the ability of DoD and other agencies to enter into new contracts.

After FY 2018 appropriations are finalized, Congress and the President must then agree on FY 2019 appropriations legislation prior to October 1, 2018; failing to do so by then will likely mean DoD will again be funded for an unknown period of time under another Continuing Resolution, which would again restrict new spending initiatives.  This is consistent with the practice for a number of years, where the U.S. government has been unable to complete its budget and appropriation process prior to the beginning of the next fiscal year, resulting in actual or threatened governmental shut-downs and repeated use for extended time periods each year of Continuing Resolutions to fund the government.

Finally, while the two-year budget agreement enacted in February 2018 as part of the BBA allows for significantly increased defense appropriations in both fiscal years 2018 and 2019, if the underlying BCA is not further amended before FY 2020, the much lower spending limits for defense and non-defense spending imposed by the BCA will again take effect in FY 2020.

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
   Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represented approximately 83.1% of our 2017 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID's corporate headquarters. This sublease will expire on December 31, 2018.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

No public market exists for our Class A or Class B Common Stock. As of March 5, 2018, there were 206 record holders of our Class A Common Stock and 10 record holders of our Class B Common Stock. We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 6 – Current Liabilities and Debt Obligations to the consolidated financial statements.

Our 12% Cumulative Exchangeable Redeemable Preferred Stock ("Public Preferred Stock") trades over the OTC Bulletin Board and the OTCQB marketplace under the symbol "TLSRP". See Note 7 – Redeemable Preferred Stock to the consolidated financial statements.

No public market exists for our Series A-1 and Series A-2 Redeemable Preferred Stock ("Senior Redeemable Preferred Stock").  See Note 7 – Redeemable Preferred Stock to the consolidated financial statements.

As of December 31, 2017, there were 45,213,461 and 4,037,628 shares issued and outstanding of Class A and Class B Common Stock, respectively.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Sales	$107,727	$134,868	$120,634	$127,562	$207,394
Operating income (loss)	414	2,112	(3,617)	(11,644)	6,111
(Loss) income before income taxes	(6,265)	(3,335)	(9,237)	(16,600)	867
Net loss attributable to Telos Corporation	(5,833)	(7,175)	(15,940)	(12,288)	(2,618)

FINANCIAL CONDITION

	As of December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Total assets	$74,361	$56,799	$59,964	$73,820	$88,609
Senior term loan (1)	10,786	----	----	----	----
Senior credit facility, long-term (1)	----	----	7,144	8,590	19,141
Subordinated debt, long-term (1)	2,289	----	2,500	----	----
Capital lease obligations, long-term (2)	17,980	18,990	19,908	20,735	14,901
Deferred income taxes, long-term (3)	741	3,391	3,199	----	----
Senior redeemable preferred stock (4)	----	2,092	2,025	1,958	1,891
Public preferred stock (4)	131,565	127,742	123,919	120,097	116,274

(1)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.
(3)	See Note 9 to the Consolidated Financial Statements in Item 8 regarding our income taxes.
(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

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
o
Cyber Security – Solutions and services that assure the security of our customers' information, systems, and networks, including the Xacta suite for IT governance, risk management, and compliance. Our information and cyber security consulting services include security assessments, digital forensics, and continuous compliance monitoring.

o
Secure Mobility – Design, engineering and delivery of secure solutions that empower the mobile and deployed workforce in business and government.  Our solutions protect sensitive communication while delivering voice, data, and video at the point of work in classified and unclassified environments.

●
Identity Management (formerly Telos ID) – Solutions that establish trusted identities in order to ensure authenticated physical access to offices, workstations, and other facilities; secure digital access to databases, host systems, and other IT resources; and protect people and organizations against insider threats.

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense – Our Cyber Operations and Defense business line consists of Cyber Security and Secure Mobility solutions areas.

Regarding our deliverables of Cyber Security solutions, we provide Xacta software and cybersecurity services to our customers. The software and accompanying services fall within the scope of ASC 985-605, "Software Revenue Recognition," as discussed above. We provide consulting services to our customers under either a firm-fixed price ("FFP") or time-and-management ("T&M") basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

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

IT & Enterprise Solutions – We provide the Automated Message Handling System ("AMHS") as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services. Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For CPFF contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2017. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization is based on a forecast of approximately equal annual customer orders over the 5-year period. Other intangible assets are subject to impairment review if there are events or changes in circumstances that indicate that the carrying amount is not recoverable. As of June 30, 2016, the intangible assets had been fully amortized and no impairment charges had been taken.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes." Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2017 and 2016. We are not able to use temporary taxable differences related to goodwill as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remained on our consolidated balance sheet at December 31, 2017 and 2016.  Due to the tax reform enacted on December 22, 2017, net operating losses generated  in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill.  As a result, we have adjusted the valuation allowance on our deferred taxes at December 31, 2017.  See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

Results of Operations
We derive substantially all of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We  believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2017, 2016, and 2015, the Company's revenue derived from firm fixed-price contracts was 83.1%, 76.0%, and 77.0%, respectively, cost plus contracts was 7.4%, 16.4%, and 12.0%, respectively, and time-and-material contracts was 9.5%, 7.6%, and 11.0%, respectively.

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

On August 31, 2015, we were notified that we were not awarded the re-compete of a contract within our IT and Enterprise Solutions (formerly Secure Communications) area for a government agency. The contract had a total funded value of over $45 million over the prior three years and accounted for approximately 11% of revenue for 2015. We filed a protest of the award with the United States Court of Federal Claims ("COFC"), which entered a final order denying the protest on February 29, 2016. On March 4, 2016, we filed an appeal with the United States Court of Appeals for the Federal Circuit, appealing the decision of the COFC, and the appellate court affirmed the judgement of the lower court on December 13, 2016. We continued to perform under the contract through the period of performance, which ended on May 22, 2016.

On October 13, 2016, we were notified that we were not awarded the re-compete of a contract within our Cyber Operations & Defense area for a government agency that we had bid as part of a joint venture. The contract had a total funded value of over $22 million over the prior three years and accounted for approximately 6% of revenue for 2016. The joint venture filed a protest of the award to another bidder with the GAO on October 24, 2016, which denied the protest on February 2, 2017. The joint venture then filed a claim with the COFC on February 10, 2017, together with a motion seeking to stay and enjoin the transition of the contract. The COFC denied the requests for injunctive relief on February 14, 2017, but initiated a one-month extension on the current contract so as to allow the CODC to address the joint venture's protest, hold a hearing and issue a decision in advance of any final contract transition. On April 27, 2017, the COFC issued a final decision in favor of the government.  The period of performance on the contract ended on May 2, 2017.

On March 23, 2018, the U.S. Government passed an omnibus appropriations bill for fiscal year 2018 (the "Consolidated Appropriations Act) (the U.S. Government's fiscal year begins on October 1 and ends on September 30). The Consolidated Appropriations Act provides funding to finance all U.S. Government activities through September 30, 2018, including a base budget for the DoD of $589.5 billion, which represents an increase of approximately $61 billion above the amounts enacted in the Defense Appropriations Act of 2017. The Consolidated Appropriations Act also includes funding of $65.2 billion for Overseas Contingency Operations (OCO).

On February 9, 2018, the U.S. Government passed the BBA. The BBA raised DoD fiscal year 2018 and 2019 spending caps to $700 billion and $716 billion, respectively.

Currently, U.S. defense spending through fiscal year 2021 remains subject to statutory spending limits established by the Budget Control Act. The spending limits were modified for fiscal years 2013 through 2017 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018. These acts, however, do not provide relief to the spending limits beyond fiscal year 2019. If Congress approves the President's budget proposal or other appropriation legislation with funding levels that exceed the spending limits, automatic across-the-board spending reductions, known as sequestration, would be triggered to reduce funding back to the spending limits. The Bipartisan Budget Act of 2018 raised the limits on DoD spending caps in fiscal year 2018 and 2019 to $700 billion and $716 billion, respectively. However, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified. Our programs could be materially reduced, extended, or terminated as a result of the U.S. Government's continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration.
On February 9, 2018, Congress passed the BBA, which suspended the debt limit through March 1, 2019. Congress will need to raise the debt limit on that date in order for the U.S. Government to continue borrowing money. If the debt ceiling is not raised in the future, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Telos cannot be predicted at this time.
We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over defense spending and the debt ceiling. In the context of these negotiations, it is possible that existing cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit.

Statement of Operations Data
The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2015		2015		2015
	(dollar amounts in thousands)

Revenue	$107,727	100.0%	$134,868	100.0%	$120,634	100.0%
Cost of sales	67,161	62.3	91,422	67.8	89,961	74.6
Selling, general and administrative expenses	40,152	37.3	41,334	30.6	34,290	28.4
Operating income (loss)	414	0.4	2,112	1.6	(3,617)	(3.0)
Other income (expenses):
Non-operating income	11	----	18	----	19	----
Interest expense	(6,690)	(6.2)	(5,465)	(4.1)	(5,639)	(4.6)
Loss before income taxes	(6,265)	(5.8)	(3,335)	(2.5)	(9,237)	(7.6)
Benefit (provision) for income taxes	2,767	2.6	(334)	(2.0)	(4,265)	(3.5)
Net loss	(3,498)	(3.2)	(3,669)	(2.7)	(13,502)	(11.1)
Less: Net income attributable to non-controlling interest	(2,335)	(2.2)	(3,506)	(2.6)	(2,438)	(2.0)
Net loss attributable to Telos Corporation	$(5,833)	(5.4)%	$(7,175)	(5.3)%	$(15,940)	(13.1)%

Years ended December 31, 2017, 2016, and 2015

Revenue.  Revenue decreased by 20.1% to $107.7 million for 2017 from $134.9 million for 2016.  Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS-2 contract. As discussed above, NETCENTS-2 is an IDIQ contract utilized by multiple government customers and sales under NETCENTS-2 varied from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue decreased by 27.7% to $81.6 million for 2017 from $112.9 million for 2016, primarily attributable to decreases in sales of $29.7 million of Cyber Operations and Defense in Secure Mobility solutions under several NETCENTS delivery orders for Telos-installed solutions, and $4.5 million of IT & Enterprise solutions, due primarily to the loss of a contract as discussed above, offset by an increase in sales of $3.0 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased by 18.8% to $26.1 million for 2017 from $22.0 million for 2016, primarily attributable to increases in sales of $2.2 million of Identity Management solutions, $1.7 million of resold products in Cyber Operations and Defense in Secure Mobility solutions, and $1.0 million of proprietary software in IT & Enterprise solutions, offset by a decrease in sales of $0.7 million of Cyber Operations and Defense in Cyber Security solutions in proprietary software.

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

Cost of sales.  Cost of sales decreased by 26.5% to $67.2 million for 2017 from $91.4 million for 2016 as a result of decreases in revenue. Cost of sales for services decreased by $27.6 million, and as a percentage of services revenue decreased by 7.5%, due to a change in the mix and nature of the programs including an increase in sales of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility solutions under NETCENTS-2 and due to other contracts in Cyber Operations and Defense in Cyber Security solutions, as well as the loss of a contract in IT & Enterprise Solutions as discussed above. Cost of sales for product increased by $3.4 million, primarily due to increases in product revenue for resold products, and as a percentage of product revenue increased by 2.9%, primarily due to declines in resold product margins and proprietary software margins.

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

Gross profit.  Gross profit decreased by 6.6% to $40.6 million for 2017 from $43.4 million for 2016. Gross margin increased to 37.7% for 2017 from 32.2% for 2016, due to various changes in the mix of contracts in all business lines, primarily increases in sales of Cyber Operations and Defense in Cyber Security solutions.

Gross profit increased by 41.6% to $43.4 million for 2016 from $30.7 million for 2015. Gross margin increased to 32.2% for 2016 from 25.4% for 2015, due to various changes in the mix of contracts in all business lines, primarily increases in sales of Cyber Operations and Defense in Cyber Security solutions.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses decreased 2.9% to $40.2 million for 2017 from $41.3 million for 2016. Such decrease is primarily attributable to decreases in amortization of other intangible assets of $1.1 million, bonuses of $0.6 million, and bank and financing fees of $0.5 million, offset by an increase in outside services of $1.1 million.

Selling, general, and administrative expenses increased 20.5% to $41.3 million for 2016 from $34.3 million for 2015. Such increase is primarily attributable to increases in bonuses of $4.1 million, labor costs of $2.6 million, and outside services of $1.5 million, offset by a decrease in amortization of other intangible assets of $1.1 million.

Interest expense.  Interest expenses increased 22.4% to $6.7 million for 2017 from $5.5 million for 2016, primarily due to an increase in interest on the EnCap senior term loan.

Interest expenses decreased 3.1% to $5.5 million for 2016 from $5.6 million for 2015, primarily due to a decrease in interest on senior credit facilities (as defined below).

Components of interest expense are as follows:

	December 31,
	2017	2016	2015
	(amounts in thousands)
Commercial and subordinated note interest incurred	$2,848	$1,575	$1,750
Preferred stock interest accrued	3,842	3,890	3,889
Total	$6,690	$5,465	$5,639

Provision for income taxes.  Income tax benefit was $2.8 million for 2017, compared to income tax provision of $0.3 million for 2016, primarily due to the decrease in the hanging credit deferred tax liability as a result of the enactment of the Tax Cuts and Jobs Act of 2017. Income tax provision was $0.3 million for 2016, compared to $4.3 million for 2015, primarily due to pretax loss of $3.3 million for 2016, compared to $9.2 million for 2015.

Liquidity and Capital Resources

As described in more detail below, we maintain a Credit Agreement with EnCap, a Purchase Agreement with RCA and a Financing Agreement with Action Capital. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the Purchase Agreement and the Financing Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Purchase Agreement and the Financing Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

On July 15, 2016, Telos repaid the entire balance of our revolving credit facility (the "Facility") with Wells Fargo Capital Finance, LLC ("Wells Fargo") utilizing proceeds generated through the new financing arrangements with RCA and Action Capital, entered into concurrently with the payoff of the Facility, and terminated the Facility. At the time of the Facility repayment, the outstanding loan balance, including accrued interest and fees, was $5.4 million. Additionally, Wells Fargo required the Company to collateralize, by cash deposit, $0.3 million for an outstanding letter of credit and as general returned item collateral.  Under the terms of the payoff letter for the Facility, RCA paid $5.7 million directly to Wells Fargo with the Company receiving the residual amount from the sale of $7.4 million of Purchased Receivables to RCA.

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

Our working capital was $(4.1) million and $(8.6) million as of December 31, 2017 and 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash used in operating activities was $0.6 million for the year ended December 31, 2017, compared to cash provided by operating activities of $13.9 million for 2016, and cash provided by operating activities of $2.7 million for 2015. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non cash items that do not impact cash flows from operating activities.  In 2017, net loss was $3.5 million, which included $2.8 million of income tax benefit. In 2016, net loss was $3.7 million, which included $0.3 million of income tax provision and $1.1 million of amortization of intangible assets. In 2015, net loss was $13.5 million, which included $4.3 million of income tax provision and $2.3 million of amortization of intangible assets.
Cash used in investing activities for the year ended December 31, 2017, 2016, and 2015 was $2.2 million, $0.6 million, and $0.4 million, respectively, which, for the year ended December 31, 2017, consisted primarily of the capitalization of software development costs of $1.5 million and the purchases of property and equipment.
Cash provided by financing activities for the year ended December 31, 2017 was $2.8 million, compared to cash used in financing activities of $12.6 million for 2016, and $2.3 million for 2015. The financing activities in 2017 consisted primarily of net proceeds of $9.4 million from the EnCap senior term loan, redemption of $2.1 million of senior preferred stock, repayments of $0.9 million under capital leases, and distributions of $3.7 million to the Class B Member of Telos ID.  The financing activities in 2016 consisted primarily of net repayments of $6.7 million under the facilities, repayments of $3.2 million of a term loan, repayments of $0.8 million under capital leases, and distributions of $1.9 million to the Class B Member of Telos ID. The financing activities in 2015 consisted primarily of net repayments of $1.3 million under the Facility, repayments of $2.3 million of a term loan, proceeds of $2.5 million from subordinated debt, repayments of $0.8 million under capital leases, proceeds of $2.0 million from sale of 10% of Telos ID membership interest, and distributions of $2.4 million to the Class B Member of Telos ID.
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

All borrowings under the Credit Agreement will accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

An amount of approximately $1.1 million was netted from the proceeds on the Loan as a prepayment of all interest due and payable at the Accrual Rate during the period from January 25, 2017 to October 31, 2017. A separate fee letter executed by the Company and the Agent, dated January 25, 2017, sets forth the fees payable to the Agent in connection with the Credit Agreement.

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them.  While we did not earn sufficient revenue to meet the revenue covenant in Section 7.15(d) of the Credit Agreement, the Lenders agreed to waive our compliance with the covenant as of September 30, 2017.

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

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items to allow for more time to complete the legal and administrative requirements around such items. On April 18, 2017, the Credit Agreement was further amended (the "Second Amendment") to incorporate the parties' agreement to subordinate certain debt owed by the Company to the affiliated entities of Mr. John R. C. Porter (the "Subordinated Debt") and to redeem all outstanding shares of the Series A-1 Redeemable Preferred Stock and the Series A-2 Redeemable Preferred Stock, including those owned by Mr. John R.C. Porter and his affiliates, for an aggregate redemption price of $2.1 million.

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

We incurred interest expense in the amount of $1.5 million for the year ended December 31, 2017, under the Credit Agreement.

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).   Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap.

Accounts Receivable Purchase Agreement
On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Republic Capital Access, LLC ("RCA" or "Buyer"), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. government prime contracts or subcontracts of the Company (collectively, the "Purchased Receivables"). Upon purchase, RCA becomes the absolute owner of any such Purchased Receivables, which are payable directly to RCA, subject to certain repurchase obligations of the Company. The total amount of Purchased Receivables is subject to a maximum limit of $10 million of outstanding Purchased Receivables (the "Maximum Amount") at any given time. The Purchase Agreement had an initial term expiring on June 30, 2018 and automatically renews for successive 12-month renewal periods unless terminated in writing by either the Company or RCA. On March 2, 2018, the term of the Purchase Agreement was extended to June 30, 2020. No fee or consideration of any kind was paid in connection with this extension.

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

As of December 31, 2017 and 2016, there were no outstanding borrowings under the Financing Agreement.

Senior Revolving Credit Facility
As of December 31, 2015, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.2 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively, on the Facility. The effective weighted average interest rate on the outstanding borrowings under the Facility was 6.7% for the year ended December 31, 2015.

On March 30, 2016 the Facility was amended (the "Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%. The Seventeenth Amendment also increased the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increased the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company did not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment was not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo, which was paid in June 2016. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $292,000, $300,000, and $229,000 for 2017, 2016, and 2015, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2017 and 2016, was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2017 and 2016.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2017.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $99.7 million and $95.9 million as of December 31, 2017 and 2016, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for each of the years ended December 31, 2017, 2016, and 2015, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

At December 31, 2016, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock was classified as noncurrent as of December 31, 2016.

At December 31, 2016, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million. In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

We accrued dividends on the Senior Redeemable Preferred Stock of $20,000, $67,000, and $67,000 for the years ended December 31, 2017, 2016 and 2015, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2017 (in thousands):

		Payments due by Period
	Total	2018	2019 - 2021	2022 - 2024	2025 and later

Capital lease obligations (1)	$25,356	$1,948	$6,141	$6,609	$10,658
Senior term loan (2)	16,903	1,450	4,354	11,099	----
Subordinated debt (3)	3,905	----	----	3,905	----
Operating lease obligations	2,740	516	1,504	720	----
	$48,904	$3,914	$11,999	$22,333	$10,658

Public preferred stock (4)	131,565
Total	$180,469
(1) Includes interest expense:	$6,363	$935	$2,462	$1,826	$1,140
(2)   Amount represents the carrying value as of December 31, 2017, plus interest and fee accrual of $5.9 million, is due and payable in full on January 25, 2022.
(3)   Amount represents the carrying value as of December 31, 2017, plus interest accrual of $1.6 million, is due and payable in full on July 25, 2022.
(4    In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2017, and includes accrual of accumulated dividends and accretion of $125.2 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $0.7 million, $0.6 million, and $0.4 million for 2017, 2016, and 2015, respectively. We presently anticipate capital expenditures of approximately $2.2 million in 2018; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the Purchase Agreement and Financing Agreement will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2018.

Capital Leases and Related Obligations
We have various lease agreements for property and equipment that, pursuant to ASC 840, "Leases," require us to record the present value of the minimum lease payments for such equipment and property as an asset in our consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease or their useful life, whichever is shorter.

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

Item 8. Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	29

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	30

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015	31

Consolidated Balance Sheets as of December 31, 2017 and 2016	32 - 33

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015	34 - 35

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2017, 2016, and 2015	36

Notes to Consolidated Financial Statements	37 – 61

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Telos Corporation
Ashburn, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Telos Corporation (the "Company") and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2007
McLean, Virginia

April 2, 2018

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Revenue (Note 5)
Services	$81,606	$112,881	$97,659
Products	26,121	21,987	22,975
	107,727	134,868	120,634
Costs and expenses
Cost of sales – Services	49,965	77,578	73,079
Cost of sales – Products	17,196	13,844	16,882
	67,161	91,422	89,961
Selling, general and administrative expenses	40,152	41,334	34,290

Operating income (loss)	414	2,112	(3,617)
Other income (expenses)
Non-operating income	11	18	19
Interest expense	(6,690)	(5,465)	(5,639)
Loss before income taxes	(6,265)	(3,335)	(9,237)
Benefit (provision) for income taxes (Note 9)	2,767	(334)	(4,265)

Net loss	(3,498)	(3,669)	(13,502)

Less: Net income attributable to non-controlling interest (Note 2)	(2,335)	(3,506)	(2,438)
Net loss attributable to Telos Corporation	$(5,833)	$(7,175)	$(15,940)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(3,498)	$(3,669)	$(13,502)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(12)	(6)
Actuarial loss on pension liability adjustments, net of tax	--	--	(2)
Total other comprehensive income (loss), net of tax	7	(12)	(8)
Comprehensive income attributable to non-controlling interest	(2,335)	(3,506)	(2,438)
Comprehensive loss attributable to Telos Corporation	$(5,826)	$(7,187)	$(15,948)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2017	2016
Current assets (Note 6)
Cash and cash equivalents	$600	$659
Accounts receivable, net of reserve of $411 and $429, respectively (Note 5)	24,520	19,087
Inventories, net of obsolescence reserve of $1,484 and $1,672, respectively (Note 1)	13,520	3,552
Deferred program expenses	2,071	186
Other current assets	1,439	1,521
Total current assets	42,150	25,005
Property and equipment (Note 1)
Furniture and equipment	8,964	6,912
Leasehold improvements	2,389	2,399
Property and equipment under capital leases	30,832	30,829
	42,185	40,140
Accumulated depreciation and amortization	(25,841)	(24,023)
	16,344	16,117
Goodwill (Note 3)	14,916	14,916
Other assets	1,011	761
Total assets	$74,421	$56,799

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2017	2016
Current liabilities
Accounts payable and other accrued payables (Note 6)	$25,693	$15,317
Accrued compensation and benefits	7,456	8,071
Deferred revenue	10,073	4,900
Subordinated debt – short-term (Note 6)	--	3,029
Capital lease obligations – short-term (Note 10)	1,013	918
Other current liabilities	1,990	1,406
Total current liabilities	46,225	33,641
Senior term loan, net of unamortized discount and issuance costs (Note 6)	10,786	--
Subordinated debt (Note 6)	2,289	--
Capital lease obligations (Note 10)	17,980	18,990
Deferred income taxes (Note 9)	741	3,391
Senior redeemable preferred stock (Note 7)	--	2,092
Public preferred stock (Note 7)	131,565	127,742
Other liabilities (Note 9)	872	919
Total liabilities	210,458	186,775
Commitments, contingencies and subsequent events (Notes 10 and 13)	--	--

Stockholders' deficit (Note 8)
Telos stockholders' deficit
Class A common stock, no par value, 50,000,000 shares authorized, 45,213,461 shares issued and outstanding	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	4,310	3,229
Accumulated other comprehensive income	32	25
Accumulated deficit	(141,370)	(135,537)
Total Telos stockholders' deficit	(136,950)	(132,205)
Non-controlling interest in subsidiary (Note 2)	913	2,229
Total stockholders' deficit	(136,037)	(129,976)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$74,421	$56,799

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(3,498)	$(3,669)	$(13,502)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation	50	--	--
Dividends of preferred stock as interest expense	3,843	3,890	3,889
Depreciation and amortization	1,999	2,898	4,291
Provision for inventory obsolescence	73	215	92
(Benefit) provision for doubtful accounts receivable	(18)	(56)	113
Amortization of debt issuance costs	160	65	152
Deferred income tax (benefit) provision	(2,710)	192	5,113
Loss on disposal of fixed asssets	4	--	11
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,415)	14	3,364
(Increase) decrease in inventories	(10,041)	(866)	352
(Increase) decrease in deferred program expenses	(1,886)	548	657
Decrease in other current assets and other assets	1,086	1,824	1,330
Increase (decrease) in accounts payable and other accrued payables	10,376	3,722	(3,840)
(Decrease) increase in accrued compensation and benefits	(615)	3,316	552
Increase in deferred revenue	5,173	1,434	122
Increase in other current liabilities and other liabilities	828	328	27
Cash (used in) provided by operating activities	(591)	13,855	2,723
Investing activities:
Capitalized software development costs	(1,481)	--	--
Purchases of property and equipment	(748)	(624)	(394)
Cash used in investing activities	(2,229)	(624)	(394)
Financing activities:
Proceeds from senior credit facilities	--	70,032	139,072
Repayments of senior credit facilities	--	(75,640)	(139,118)
Repayments of term loan	--	(3,200)	(2,300)
Decrease in book overdrafts	--	(1,083)	(1,298)
Proceeds from senior term loan	9,439	--	--
Proceeds from subordinated debt	--	--	2,500
Redemption of senior preferred stock	(2,112)	--	--
Payments under capital lease obligations	(915)	(827)	(772)
Proceeds from sale of Telos ID 10% membership interest	--	0	2,000
Distributions to Telos ID Class B member – non-controlling interest	(3,651)	(1,912)	(2,387)
Cash provided by (used in) financing activities	2,761	(12,630)	(2,303)
(Decrease) increase in cash and cash equivalents	(59)	601	26
Cash and cash equivalents, beginning of the year	659	58	32
Cash and cash equivalents, end of year	$600	$659	$58

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,395	$1,320	$1,523
Income taxes	$26	$60	$65
Noncash:
Dividends of preferred stock as interest expense	$3,843	$3,890	$3,889
Debt issuance costs and prepayment of interest on senior term loan	$1,561	$--	$--
Gain on extinguishment of subordinated debt	$1,031	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
Balance December 31, 2014	$65	$13	$3,229	$45	$(112,422)	$584	$(108,486)
Net (loss) income	--	--	--	--	(15,940)	2,438	(13,502)
Foreign currency translation loss	--	--	--	(6)	--	--	(6)
Pension liability adjustments	--	--	--	(2)	--	--	(2)
Distributions	--	--	--	--	--	(2,387)	(2,387)
Balance December 31, 2015	$65	$13	$3,229	$37	$(128,362)	$635	$(124,383)
Net (loss) income	--	--	--	--	(7,175)	3,506	(3,669)
Foreign currency translation loss	--	--	--	(12)	--	--	(12)
Distributions	--	--	--	--	--	(1,912)	(1,912)
Balance December 31, 2016	$65	$13	$3,229	$25	$(135,537)	$2,229	$(129,976)
Net (loss) income	--	--	--	--	(5,833)	2,335	(3,498)
Gain on extinguishment of subordinated debt	--	--	1,031	--	--	--	1,031
Stock-based compensation	--	--	50	--	--	--	50
Foreign currency translation gain	--	--	--	7	--	--	7
Distributions	--	--	--	--	--	(3,651)	(3,651)
Balance December 31, 2017	$65	$13	$4,310	$32	$(141,370)	$913	$(136,037)

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

Revenue Recognition
Revenues are recognized in accordance with Generally Accepted Accounting Principles ("GAAP") ASC 605-10-S99. We consider amounts earned upon evidence that an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Additionally, revenues on arrangements requiring the delivery of more than one product or service are recognized in accordance with ASC 605-25, "Revenue Arrangements with Multiple Deliverables," which addresses and requires the separation and allocation at the inception of the arrangement of all deliverables based on their relative selling prices. This determination is made first by employing vendor-specific objective evidence ("VSOE"), to the extent it exists, then third-party evidence ("TPE") of selling price, to the extent that it exists. Given the nature of the deliverables contained in our multi-element arrangements, which often involve the design and/or delivery of complex or technical solutions to the government, we have not obtained TPE of selling prices on multi-element arrangements due to the significant differentiation which makes obtaining comparable pricing of products with similar functionality impractical. Therefore we do not utilize TPE.  If VSOE and TPE are not determinable, we use our best estimate of selling price ("ESP") as defined in ASC 605-25, which represents our best estimate of the prices under the terms and conditions of a particular order for the various elements if they were sold on a stand-alone basis.

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

A description of the business lines, the typical deliverables, and the revenue recognition criteria in general for such deliverables follows:

Cyber Operations and Defense – Our Cyber Operations and Defense business line consists of Cyber Security and Secure Mobility solutions areas.

Regarding our deliverables of Cyber Security solutions, we provide Xacta software and cybersecurity services to our customers. The software and accompanying services fall within the scope of ASC 985-605, "Software Revenue Recognition," as discussed above. We provide consulting services to our customers under either a firm-fixed price ("FFP") or time-and-materials ("T&M") basis. Such contracts fall under the scope of ASC 605-10-S99. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones as appropriate under a particular contract, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred. Revenue is recognized under T&M contracts based upon specified billing rates and other direct costs as incurred. For cost plus fixed fee ("CPFF") contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract.

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

IT & Enterprise Solutions – We provide the Automated Message Handling System ("AMHS") as well as related services to our customers. The system and accompanying services fall within the scope of ASC 985-605, as fully discussed above. Other services fall within the scope of ASC 605-10-S99 for arrangements that include only T&M contracts and ASC 605-25 for contracts with multiple deliverables such as T&M elements and FFP services.  Under such arrangements, the T&M elements are established by direct costs. Revenue is recognized on T&M contracts according to specified rates as direct labor and other direct costs are incurred. For CPFF contracts, revenue is recognized in proportion to the allowable costs incurred unless indicated otherwise in the terms of the contract. Revenue for FFP services is recognized on a proportional performance basis. FFP services may be billed to the customer on a percentage-of-completion basis or based upon milestones, which may approximate the proportional performance of the services under the agreements, as specified in such agreements. To the extent that customer billings exceed the performance of the specified services, the revenue would be deferred.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $15.0 million and $5.2 million at December 31, 2017 and 2016, respectively.  As of December 31, 2017, it is management's judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2017	$1,672	$73	$(261)	$1,484
Year Ended December 31, 2016	$1,457	$215	$--	$1,672
Year Ended December 31, 2015	$1,366	$92	$(1)	$1,457

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

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2017, 2016, and 2015, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Our policy on internal use software is in accordance with ASC 350, "Intangibles- Goodwill and Other." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. We expensed all such software development costs in 2017, 2016, and 2015, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $2.0 million, $1.8 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2017 and 2016.  We are not able to use temporary taxable differences related to goodwill as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability ("hanging credit") related to goodwill remains on our consolidated balance sheet at December 31, 2017 and 2016. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill.  As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at December 31, 2017.  See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

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

Goodwill and other intangible assets
We evaluate the impairment of goodwill and other intangible assets in accordance with ASC 350, which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense ("CO&D"), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2017. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period. Other intangible assets were subject to impairment review if there were events or changes in circumstances that indicated that the carrying amount was not recoverable. The other intangible assets were fully amortized as of June 30, 2016.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted.  Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of December 31, 2017, there were 3,723,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Software Development Costs
Software development costs for software to be sold, leased or otherwise marketed, such costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. For the year ended December 31, 2017, we capitalized $1.5 million of software development costs, which are amortized over the estimated product life of 2 years on a straight-line basis. Amortization expense was $0.2 million for the year ended December 31, 2017. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs. During 2017, 2016 and 2015, we incurred salary costs for research and development of approximately $3.2 million, $2.6 million and $2.1 million, respectively, which were included as part of the selling, general and administrative expense in the consolidated statements of operations.

Earnings (Loss) per Share
As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. Our accumulated other comprehensive income was comprised of a loss from foreign currency translation of $75,000 and $82,000 as of December 31, 2017 and 2016, respectively; and actuarial gain on pension liability adjustments in Teloworks of $107,000 as of December 31, 2017 and 2016.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenues from Contract with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing," which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition. These standards can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We will adopt the modified retrospective transition period, and reflecting cumulative changes, if any, in accumulated deficit. The adoption of the new standard is not expected to have an effect on the accounting treatment of many of our contractual arrangements. At this point in the evaluation, the best estimate for the effect that the adoption of the new standard will have on certain proprietary software arrangements is expected to result in a cumulative adjustment to decrease accumulated deficit in the first quarter of 2018 of approximately $3.8 million, which will reduce the balance of deferred revenue. The Company has substantially completed its evaluation of the effect on the  adoption of the new standard.

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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $2.3 million, $3.5 million, and $2.4 million for 2017, 2016, and 2015, respectively. The Class B member was the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. During the year ended December 31, 2017, 2016, and 2015, the Class B member received a total of $3.7 million, $1.9 million, and $2.4 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Non-controlling interest, beginning of period	$2,229	$635	$584
Net income	2,335	3,506	2,438
Distributions	(3,651)	(1,912)	(2,387)
Non-controlling interest, end of period	$913	$2,229	$635

Note 3. Goodwill and Other Intangible Assets

The goodwill balance was $14.9 million as of December 31, 2017 and 2016.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of December 31, 2017, no impairment charges were taken.

Other intangible assets consist primarily of customer relationship enhancements. Other intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. The amortization was based on a forecast of approximately equal annual customer orders over the 5-year period. The other intangible assets were fully amortized as of June 30, 2016. Amortization expense for 2016 and 2015 was $1.1 million, and $2.3 million, respectively.

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

As of December 31, 2017 and 2016, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of December 31, 2017 and 2016, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $131.6 million and $127.7 million, respectively, and the estimated fair market value was $42.2 million and $31.9 million, respectively, based on quoted market prices.

As of December 31, 2016, the carrying value of the Senior Redeemable Preferred Stock was $2.1 million. We redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

For certain of our non-derivative financial instruments, including receivables, accounts payable and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments.  The estimated fair value of the Credit Agreement (as defined below) and long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 94.2%, 96.7%, and 97.3% of consolidated revenue in 2017, 2016, and 2015, respectively. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 96.5% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the year ended December 31, 2017 and 2016, the Company sold approximately $23.4 million and $35.3 million of receivables, respectively, and recognized a related loss of approximately $0.1 million and $0.2 million in selling, general and administrative expenses, respectively, for the same period. As of December 31, 2017, there were no outstanding sold receivables. As of December 31, 2016, the balance of the sold receivables was approximately $1.0 million, and the related deferred price was approximately $0.1 million.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2017	2016
Billed accounts receivable	$11,736	$13,164
Unbilled receivables	13,195	6,352
Allowance for doubtful accounts	(411)	(429)
	$24,520	$19,087

   The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Recoveries (2)	Balance End of Year

Year Ended December 31, 2017	$429	$(18)	$--	$411
Year Ended December 31, 2016	$485	$(56)	$--	$429
Year Ended December 31, 2015	$372	$113	$--	$485

(1) Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2) Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived substantially all of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2017		2016		2015
			(dollar amounts in thousands)

Federal	$101,519	94.2%	$130,415	96.7%	$117,328	97.3%
State & Local, and Commercial	6,208	5.8%	4,453	3.3%	3,306	2.7%

Total	$107,727	100.0%	$134,868	100.0%	$120,634	100.0%

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of December 31, 2017 and 2016, the accounts payable and other accrued payables consisted of $15.4 million and $12.1 million, respectively, in trade account payables and $10.3 million and $3.2 million, respectively, in accrued payables.

Deferred Revenue
As of December 31, 2017 and 2016, the deferred revenue primarily consisted of software license subscription services and product support services.

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

   All borrowings under the Credit Agreement will accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

An amount of approximately $1.1 million was netted from the proceeds on the Loan as a prepayment of all interest due and payable at the Accrual Rate during the period from January 25, 2017 to October 31, 2017. A separate fee letter executed by the Company and the Agent, dated January 25, 2017, sets forth the fees payable to the Agent in connection with the Credit Agreement.

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. In connection with the Credit Agreement, the Agent has been granted, for the benefit of the Lenders, a security interest in and general lien upon various property of the Company, subject to certain permitted liens and any intercreditor agreement. The occurrence of an event of default under the Credit Agreement could result in the Loan and other obligations becoming immediately due and payable and allow the Lenders to exercise all rights and remedies available to them under the Credit Agreement or as a secured party under the UCC, in addition to all other rights and remedies available to them.  While we did not earn sufficient revenue to meet the revenue covenant in Section 7.15(d) of the Credit Agreement, the Lenders agreed to waive our compliance as of September 30, 2017.

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

The Credit Agreement also includes an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement. As of December 31, 2017, the carrying amount of the Credit Agreement consisted of the following (in thousands):

December 31, 2017
Senior term loan principal, including exit fee	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(1,039)
Senior term loan, net	$10,786

We incurred interest expense in the amount of $1.5 million for the year ended December 31, 2017 on the Credit Agreement.

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).   Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap.

Accounts Receivable Purchase Agreement
On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Republic Capital Access, LLC ("RCA" or "Buyer"), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. government prime contracts or subcontracts of the Company (collectively, the "Purchased Receivables"). Upon purchase, RCA becomes the absolute owner of any such Purchased Receivables, which are payable directly to RCA, subject to certain repurchase obligations of the Company. The total amount of Purchased Receivables is subject to a maximum limit of $10 million of outstanding Purchased Receivables (the "Maximum Amount") at any given time. The Purchase Agreement had an initial term expiring on June 30, 2018 and automatically renews for successive 12-month renewal periods unless terminated in writing by either the Company or RCA.On March 2, 2018, the term of the Purchase Agreement was extended to June 30, 2020. No fee or consideration of any kind was paid in connection with this extension.

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

As of December 31, 2017 and 2016, there were no outstanding borrowings under the Financing Agreement.

Senior Revolving Credit Facility
As of December 31, 2015, the interest rate on the Facility was 5.75%. We incurred interest expense in the amount of $0.2 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively, on the Facility. The effective weighted average interest rates on the outstanding borrowings under the Facility was 6.7% for the year ended December 31, 2015.

On March 30, 2016 the Facility was amended (the "Seventeenth Amendment") to extend the maturity date to January 1, 2017. The Seventeenth Amendment also amended the terms of the Facility, reducing the total credit available from $20 million to $10 million effective as of the date of the amendment, which more appropriately reflected the Company's projected utilization of the Facility. The Seventeenth Amendment fixed the interest rate at the higher of the Wells Fargo Bank "prime rate" plus 2.25%, the Federal Funds rate plus 2.75%, or the 3-month LIBOR rate plus 3.25%.  The Seventeenth Amendment also increased the minimum excess availability requirement under the revolving component from $1.25 million to $2.0 million, effective as of the date of the amendment, and increased the requirement to $2.5 million, effective July 1, 2016, and $3.0 million, effective November 1, 2016, if the Company did not receive $5 million of equity or subordinated debt investment by June 1, 2016. If such capital investment was not received by June 1, 2016, we would pay a fee of $100,000 to Wells Fargo, which was paid in June 2016. In consideration for the closing of the Seventeenth Amendment, we paid Wells Fargo a fee of $100,000, plus expenses related to the closing.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $292,000, $300,000, and $229,000 for 2017, 2016, and 2015, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Note 7. Redeemable Preferred Stock

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2017 and 2016, was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Facility and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2017 and 2016.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2017. This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $99.7 million and $95.9 million as of December 31, 2017 and 2016, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for the years ended December 31, 2017, 2016, and 2015, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

At December 31, 2016, the total number of shares of Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. Due to the limitations, contractual restrictions, and agreements described above, the Senior Redeemable Preferred Stock was classified as noncurrent as of December 31, 2016.

At December 31, 2016, cumulative undeclared, unpaid dividends relating to Senior Redeemable Preferred stock totaled $1.6 million. In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

We accrued dividends on the Senior Redeemable Preferred Stock of $20,000, $67,000, and $67,000 for the years ended December 31, 2017, 2016, and 2015, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

Note 8. Stockholders' Deficit and Employee Benefit Plan

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

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of December 31, 2017, there were 3,723,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the "Plan") under which substantially all full-time employees are eligible to participate. The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan's trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock.  We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary. Participant contributions vest immediately, and Company contributions vest at the rate of 20% for each year, with full vesting occurring after completion of  years of service. The Company's matching contributions to the Plan were suspended for 2015. Our total contributions to this Plan for 2017, 2016, and 2015 were $617,000, $575,000, and $0, respectively.

Additionally, effective September 1, 2007, Telos ID sponsors a defined contribution savings plan (the "Telos ID Plan") under which substantially all full-time employees are eligible to participate.   Telos ID matches one-half of employee contributions to the Plan up to a maximum of 2% of such employee's eligible annual base salary. Telos ID's matching contributions to the Telos ID Plan were suspended for 2015. The total 2017, 2016, and 2015 Telos ID contributions to this plan were $105,000, $96,000, and $0, respectively.

Note 9.  Income Taxes

U.S. Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted.  The Tax Act made significant changes to the U.S. Internal Revenue Code including a number of changes that impact the Company, most notably a reduction to the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, and an indefinite carryforward period for net operating losses generated in taxable years beginning after December 31, 2017. As a result, we will be able to use our hanging credit deferred tax liability as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences.  Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes and recorded a decrease in deferred tax liabilities of $3.0 million, with a corresponding adjustment to deferred tax benefit for the same amount for the year ended December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  The Company has re-measured its deferred tax assets and liabilities and adjusted the valuation allowance related to the hanging credit deferred tax liability and included these amounts in its consolidated financial statements for the year ended December 31, 2017. During 2018, we will continue to evaluate the impact of the Tax Act, which may impact our current conclusions. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 in the quarter the analysis is completed.
The (benefit) provision for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current (benefit) provision
Federal	$(86)	$114	$(902)
State	29	28	54
Total current	(57)	142	(848)

Deferred (benefit) provision
Federal	(2,622)	155	4,333
State	(88)	37	780
Total deferred	(2,710)	192	5,113
Total provision (benefit)	$(2,767)	$334	$4,265

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Computed expected income tax provision	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	0.9	0.8	2.1
Change in valuation allowance for deferred tax assets, exclusive of impact of Tax Act	(26.9)	(21.5)	(61.3)
Cumulative deferred adjustments	--	(0.3)	(0.1)
Provision to return adjustments	--	(0.4)	1.3
Other permanent differences	(1.3)	(1.8)	(1.1)
Dividend and accretion on preferred stock	(15.2)	(19.3)	(11.3)
FIN 48 liability	(0.9)	0.7	(0.8)
R&D credit	4.6	3.3	1.6
Impact of Tax Act	35.5	--	--
Other	1.5	(0.4)	(0.9)
	32.2%	(4.9)%	(36.5)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$108	$161
Allowance for inventory obsolescence and amortization	818	778
Accrued liabilities not currently deductible	1,657	2,234
Accrued compensation	735	1,006
Deferred rent	5,134	7,682
Telos ID basis difference	65	--
Net operating loss carryforwards - federal	2,453	1,301
Net operating loss carryforwards - state	848	405
Federal tax credit	666	533
Total gross deferred tax assets	12,484	14,100
Less valuation allowance	(7,219)	(10,499)
Total deferred tax assets, net of valuation allowance	5,265	3,601
Deferred tax liabilities:
Amortization and depreciation	(2,127)	(2,696)
Unbilled accounts receivable, deferred for tax purposes	(1,282)	(787)
Goodwill basis adjustment and amortization	(2,597)	(3,451)
Telos ID basis difference	--	(58)
Total deferred tax liabilities	(6,006)	(6,992)

Net deferred tax liabilities	$(741)	$(3,391)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2017	$10,499	$--	$(3,280)	$7,219
December 31, 2016	$9,027	$1,472	$--	$10,499
December 31, 2015	$1,868	$7,159	$--	$9,027

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2017 and 2016. We were not able to use temporary taxable differences related to goodwill, as a source of future taxable income. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our consolidated balance sheet at December 31, 2017 and 2016. Under the Tax Act, we will be able to use hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes and recorded a decrease in deferred tax liabilities of $3.0 million, with a corresponding adjustment to deferred tax benefit for the same amount for the year ended December 31, 2017.

At December 31, 2017, for federal income tax purposes there was approximately $11.7 million net operating loss available to be carried forward to offset future taxable income. These net operating loss carryforwards expire in 2037. In addition, there was approximately $60,000 of alternative minimum tax credit available to be carried forward indefinitely to reduce future regular tax liabilities until 2020, after which time it will be fully refundable in 2021, in accordance with the Tax Act.

Under the provisions of ASC 740-10, we determined that there were approximately $677,000 and $762,000 of unrecognized tax benefits, including $266,000 and $233,000 of related interest and penalties, required to be recorded in other liabilities as of December 31, 2017 and 2016, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2014 to 2017, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits, beginning of period	$762	$803	$708
Gross (decreases) increases—tax positions in prior period	(127)	(66)	92
Gross increases—tax positions in current period	77	46	38
Settlements	(35)	(21)	(35)
Unrecognized tax benefits, end of period	$677	$762	$803

Note 10. Commitments

Leases
We lease office space and equipment under noncancelable operating and capital leases with various expiration dates, some of which contain renewal options.

On March 1, 1996, we entered into a 20-year capital lease for a building in Ashburn, Virginia, that serves as our corporate headquarters. We had accounted for this transaction as a capital lease and had accordingly recorded assets and a corresponding liability of approximately $12.3 million. Effective November 1, 2013, this lease was terminated and we entered into a 13-year lease (the "2013 lease") that would have expired in October 31, 2026. The 2013 lease was treated as a modification in accordance with ASC 840, "Leases". As a result of the 2013 lease, the corresponding capital asset and liability increased by $11.7 million, resulting in a net book value of the capital asset of $13.1 million, and capital obligation of $15.5 million. The 2013 lease included an option to purchase, assign to, or designate a purchaser on June 1, 2014, which required notice of intent to exercise the option by not later than March 31, 2014.

On March 28, 2014, we entered into a definitive agreement with an unrelated third party to assign the purchase option to that third party in return for cash consideration of $1.7 million, payable upon the closing of the purchase transaction, and certain obligations under the agreement, including entering into a new 15-year lease with the third party upon the third party's exercise of the purchase option and purchase of the building from the prior landlord. On March 28, 2014, we provided the prior landlord notice of our assignment and exercise of the purchase option. On May 28, 2014 the third party completed the purchase transaction and the 2013 lease was terminated, with no ongoing obligations, by mutual agreement between us and the prior landlord. On the same day we entered into a new lease (the "2014 lease") with the third party that expires on May 31, 2029. The 2014 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, and determined to be a capital lease. As a result of the new lease, the corresponding capital asset increased by $5.7 million, resulting in a net book value of the capital asset of $18.3 million and the liability increased by $6.7 million, resulting in a capital obligation of $22.0 million. As part of this treatment, the net cash consideration received in connection with the definitive agreement was treated as a lease incentive that will be amortized over the life of the lease.

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2017 (in thousands):

	Property	Equipment	Total
2018	$1,947	$1	$1,948
2019	1,995	1	1,996
2020	2,045	1	2,046
2021	2,097	2	2,099
2022	2,149	--	2,149
Remainder	15,118	--	15,118

Total minimum obligations	25,351	5	25,356
Less amounts representing interest (ranging from 5.0% to 21.8%)	(6,361)	(2)	(6,363)

Net present value of minimum obligations	18,990	3	18,993
Less current portion	(1,012)	(1)	(1,013)

Long-term capital lease obligations at December 31, 2017	$17,978	$2	$17,980

Future minimum lease payments for all noncancelable operating leases at December 31, 2017 are as follows (in thousands):

2018	$516
2019	494
2020	507
2021	503
2022	366
Remainder	354
Total minimum lease payments	$2,740

In accordance with the 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually. Rent expense charged to operations totaled $1.6 million, $1.7 million, and $1.8 million for 2017, 2016, and 2015, respectively.

Accumulated amortization for property and equipment under capital leases at December 31, 2017 and 2016 is $16.3 million and $15.7 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2017	$51	$--	$(21)	$30
Year Ended December 31, 2016	$133	$279	$(361)	$51
Year Ended December 31, 2015	$189	$125	$(181)	$133

Note 11.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2017, 2016, and 2015 were $570,000, $401,000, and $305,000, respectively.  Additionally, Mr. Wood owned 810,000 shares and 650,000 shares of the Company's Class A Common Stock as of December 31, 2017 and 2016, respectively, and 50,000 shares of the Company's Class B Common Stock as of December 31, 2017 and 2016.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $292,000, $300,000, and $229,000 for the years ended December 31, 2017, 2016, and 2015, respectively, on the Porter Notes.

As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

On April 18, 2017, the Company redeemed all outstanding shares of the Senior Redeemable Preferred Stock, including 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford.

Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2017
Revenue	$23,110	$21,096	$28,243	$35,278
Gross profit	8,443	7,391	9,262	15,470
(Loss) income before income taxes and non-controlling interest	(2,807)	(3,011)	(1,755)	1,308
Net (loss) income attributable to Telos Corporation (1)(2)	(3,099)	(3,389)	(3,044)	3,699

2016
Revenue	$27,078	$26,798	$54,940	$26,052
Gross profit	10,582	9,452	14,538	8,874
(Loss) income before income taxes and non-controlling interest	(149)	(1,323)	1,503	(3,366)
Net loss attributable to Telos Corporation (1)	(867)	(1,912)	(91)	(4,305)

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables
(2)
A tax benefit was recorded due primarily to the remeasurement of our deferred tax assets and liabilities, and the adjustment of valuation allowance related to our hanging credit deferred tax liability in the fourth quarter of 2017, as a result of the Tax Act enacted in December 2017.

Note 13.  Commitments, Contingencies and Subsequent Events

Financial Condition and Liquidity
As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a Credit Agreement with EnCap, a Purchase Agreement with RCA and a Financing Agreement with Action Capital. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and of Action Capital to make advances under the Financing Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, Action Capital, or other potential sources of financing. If we are unable to maintain the Purchase Agreement and the Financing Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Purchase Agreement and the Financing Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Our working capital was $(4.1) million and $(8.6) million as of December 31, 2017 and 2016, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P. and Wynnefield Small Cap Value, L.P. v. Telos Corporation, et al.
As previously reported, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs"). On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R. C. Porter, a holder of the Company's Class A Common Stock.

In the litigation, Plaintiffs allege, among other things, that the Company and its officers and directors engaged in tactics to avoid paying dividends on the Public Preferred Stock, that the Company made improper bonus payments or awards to officers and directors, that certain former and present officers and directors breached legal duties or the standard of care that they owed the Company, that the Company improperly paid consulting fees to and engaged in loan transactions with Mr. Porter, that the Company failed to improve on the Company's purported insolvency, that the Company failed to redeem the Public Preferred Stock as allegedly required by the Company's charter, and that Mr. Porter engaged in actions constituting shareholder oppression.

On December 22, 2005, the Company's Board of Directors established a special litigation committee ("Special Litigation Committee"), composed of certain independent directors, to review and evaluate the matters raised in the litigation.

On August 30, 2006, Plaintiffs filed a motion with the Circuit Court to place the Company into a receivership following the resignations of six of the nine members of the Board of Directors on August 16, 2006.  Within a week of the resignations, three new independent board members were added and two more new members were added in October 2006. Thus, the board and all board committees, including the Special Litigation Committee, were fully reconstituted.  In an opinion dated November 29, 2006 the Circuit Court denied the motion for receivership.  The Circuit Court concluded that the Plaintiffs' holdings in the Public Preferred Stock represented a minority equity interest (and not debt or a fixed liability), and that their equity interests did not provide a guarantee to payment of dividends or redemption of their shares.  The Circuit Court further concluded that the Plaintiffs' alleged expectations to a status as debtors of the Company or to rights to current dividends were not objectively reasonable, and that the Plaintiffs in fact had not been denied any rights as defined by the proxy statement and prospectus forming the terms of the Public Preferred Stock.

On July 20, 2007, the Special Litigation Committee, in its final report, concluded that the available evidence did not support Plaintiffs' derivative claims and that it was not in the best interests of the Company to pursue such claims in the litigation. On August 24, 2007, the Company moved to dismiss Plaintiffs' derivative claims based upon the report and to dismiss all remaining claims for failure to state a claim. Following an evidentiary hearing, the Circuit Court on January 7, 2008 dismissed all derivative claims based upon the recommendation of the Special Litigation Committee.

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint that included both new counts and previously dismissed counts. The new counts included a breach of contract claim (Count VIII), and claims for preliminary and permanent injunctions against the Company (Count IX) and for an accounting (Count X).  Count VIII alleged there was a contractual obligation to pay paid-in-kind (or PIK) dividends and the Company's reversal of position in 2006 to not pay PIK dividends was a breach of contract.  The Company moved to dismiss or strike the Third Amended Complaint and, on April 15, 2008, the Circuit Court issued an order dismissing with prejudice all counts in the Third Amended Complaint that were not previously disposed of by motion or stipulation. Regarding Count VIII, the Circuit Court stated that "neither the Registration Statements, nor the company charter and Articles of Amendment and Restatement can be read to give rise to a contractual obligation to pay PIK dividends." The Circuit Court added "the law is clear that a corporate board may revoke stock dividends, even if they have already been declared, up until the time they are issued."  On December 2, 2008, the Company filed a motion for voluntary dismissal of its counterclaim against Plaintiffs (for their interference with the Company's relationship with Wells Fargo) without prejudice. The Circuit Court granted that motion, over Plaintiffs' opposition, on January 23, 2009.

On February 23, 2009, the Plaintiffs filed a notice of appeal.  In its brief, the Plaintiffs appealed the dismissal of their derivative claims and shareholder oppression claim against Mr. Porter.  The appeal did not include any challenge to the dismissal of Count VIII regarding the alleged contractual obligation to pay PIK dividends.  On September 7, 2012, the Court of Special Appeals of Maryland ruled that the Circuit Court applied an incorrect standard of review to evaluate the conclusions of the Special Litigation Committee. The Court of Special Appeals held that the Circuit Court's dismissal of a shareholder oppression claim (asserted against Mr. Porter) raised an issue of first impression under Maryland law and required further briefing in the Circuit Court. The Court of Special Appeals vacated the decision of the Circuit Court that had been appealed, and remanded the case for further consideration and proceedings.

On October 24, 2012, the Company filed a petition for writ of certiorari in the Court of Special Appeals of Maryland, which was denied on January 22, 2013.

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

As of December 31, 2017, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, respectively, of the outstanding Public Preferred Stock.

No material developments occurred in this litigation in 2017.
On January 31, 2018, certain former and current officers and directors filed a Motion to Reconsider the Court's Orders Denying Motions to Dismiss for Lack of Personal Jurisdiction ("Motion to Reconsider") with Circuit Court.  This Motion to Reconsider was precipitated by a newly decided Maryland appellate decision.  The Plaintiffs filed their Opposition to the Motion to Reconsider on March 9, 2018.  The matter remains pending.
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

Hamot et al. v. Telos Corporation
As previously reported, since August 2, 2007, Messrs. Seth W. Hamot ("Hamot") and Andrew R. Siegel ("Siegel"), principals of Costa Brava Partnership III L.P. ("Costa Brava"), have been involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the "Circuit Court").  Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018.  The Plaintiffs initially alleged that certain documents and records had not been promptly provided to them and were necessary to fulfill their duties as directors of the Company. Subsequently, the Plaintiffs further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood's service as both CEO and Chairman of the Board was improper and impermissible under the Company's Bylaws.
By way of preliminary injunctions entered on August 28, 2007 and September 24, 2007, the Circuit Court ordered that the Plaintiffs are entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board but, in light of the Costa Brava shareholder litigation, the Company is entitled to designate certain documents as "confidential" or "highly confidential" and to withhold certain documents from the Plaintiffs based upon the attorney work product doctrine or attorney-client privilege.  Pursuant to the preliminary injunctions, the Plaintiffs are also entitled to receive written responses to requests for Board of Directors or Board committee minutes within seven days of any such requests and copies of such minutes within fifteen days of any such requests, as well as written responses to all other requests for information and/or documents related to their duties as directors within seven days of such requests, and all Board of Directors appropriate information and/or documents within thirty days of any such requests.
 On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel's interference with, and improper influence of, the Company's independent auditors regarding, among other things, a specific accounting treatment. On June 27, 2008, the Circuit Court granted the Company's motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company's auditors until the completion of the Company's Form 10-K for the preceding year. This preliminary injunction expired by its own terms and an appeal from that ordered was held to be moot by the Court of Special Appeals of Maryland.

On April 12, 2010, the Plaintiffs filed a motion for the advancement of legal fees and expenses incurred in defense of the Company's counterclaim and/or its successful motion for injunctive relief. On November 3, 2011, the Circuit Court denied the Plaintiffs' motion, as well as the Plaintiffs' motion for partial summary judgment and request for attorneys' fees. On May 21, 2012, the Circuit Court denied Plaintiffs' motion for reconsideration of the same.

Trial on both the Plaintiffs' books and records claims and the Company's counterclaims related to auditor interference commenced on July 5, 2013, and continued on several days in July 2013. The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing concluded on September 16, 2013.

On September 11, 2017, Judge W. Michel Pierson docketed two decisions in this matter.  First, with respect to the Plaintiffs' complaint related to access to books and records of the Company, Judge Pierson declined to grant permanent injunctive relief to the Plaintiffs but, instead, issued a declaratory order setting forth the pertinent standards the parties should follow as it relates to the Plaintiffs' right to books and records.  The Circuit Court found that the Plaintiffs have the right as directors to inspect and copy the records of the Company, subject to the Company's right to determine that the materials requested were not reasonably related to the scope of their duties as directors or that their use of the materials may violate the duties they owe to the Company.  The Circuit Court also determined that the scope of the inspection may also be limited if Telos establishes that the request creates an undue burden or expense.

Second, with respect to the third amended counterclaim, the Circuit Court entered judgment in favor of the Company and against Hamot and Siegel on the counterclaim for tortious interference with the Company's contractual relationship with its former auditors, Reznick Group ("Reznick") (Count Two) and awarded damages against Hamot and Siegel in the amount of $278,923.  The Circuit Court found that Hamot and Siegel's threat of litigation against Reznick was the precipitating cause of Reznick's resignation.  In addition, the Circuit Court determined that the threats of litigation were made for an improper purpose – to influence the accounting treatment that Reznick would use on the Company's financial statements, specifically as it relates to the 12.0% Exchangeable Redeemable Preferred Shares – and the resignation was a foreseeable consequence of the interference about which the Plaintiffs clearly had knowledge.

The Circuit Court also entered judgment for Hamot and Siegel on the Company's claims for interference with its relationship with its former auditor, Goodman and Company, LLP ("Goodman") and on the Company's claim seeking declaratory relief in connection with Plaintiffs' claims for indemnification of attorney's fees and costs in connection with the litigation.  The Circuit Court determined that the resignation of Goodman as the Company's auditor occurred upon the Plaintiffs' election to the Company's board of directors, which the Circuit Court found itself was not independently wrongful and was the precipitating cause of the resignation, and not primarily due to the litigation against Goodman maintained by Costa Brava.  The Circuit Court also entered judgment for Hamot and Siegel on the alternative claims for interference with the business relationships with Goodman and Reznick (Counts Three and Four), finding that it was not necessary to decide issues of liability under these claims since it determined that contracts with each of the audit firms existed.

On September 27, 2017, the Company filed a Motion under Maryland Rule 2-535 to reconsider or revise two specific aspects of the Circuit Court's judgment on the third amended counterclaim: (1) to correct the amount of damages awarded for audit expenses incurred for the audit year 2007, and (2) to amend or modify the order with respect to Count Five (the declaratory relief claim related to indemnification) to dismiss the claims instead of entering judgment in favor of Hamot and Siegel on it.  The Company contended that the Circuit Court should revise an incorrect measure of damages it used in reaching its judgment on this claim and instead compensate for the financial loss directly and actually caused by Hamot and Siegel's tortious conduct, and award the Company aggregate damages in the amount of $669,989.  Regarding Count Five, the Company requested that the Order entered be modified to conform it to the letter and spirit of the Circuit Court's opinion, in part to make clear that the judgment on that count does not have res judicata or collateral estoppel effects.

A hearing on the motion was held on October 11, 2017.  At the conclusion of the hearing, the Circuit Court denied the Company's motion as to the damages awarded on Count Two, and granted the Company's motion on the issue related to Count Five and entered a new order accordingly.  Later that same day, the Company filed a notice with the Circuit Court  appealing the judgment to the Court of Special Appeals of Maryland.  On October 17, 2017, Hamot and Siegel filed a notice of a cross-appeal. Oral argument on the appeal and the cross-appeal in the Court of Special Appeals is scheduled for October 2018. The Company will not have notice of the scope of the cross-appeal until Hamot and Siegel file their brief with the Court of Special Appeals.

On October 19, 2017, Hamot and Siegel submitted a one and a half page letter to the Company, pursuant to Section 2-418 of the Maryland General Corporation Law, demanding that the Company advance and/or indemnify them for legal fees and expenses purportedly totaling $1,550,000 and incurred in pursuit of the foregoing books and records litigation and in defense of the Company's counterclaims, and ongoing expenses in the litigation.

The Board addressed Hamot and Siegel's demand for indemnification and/or advancement at its regularly scheduled meeting on November 13, 2017.  The Board, by a vote of all members present for this portion of the meeting, and for a number of reasons, determined not to provide indemnification or advancement to Hamot and Siegel in response to their demand.

On November 20, 2017, Hamot and Siegel filed a Motion for Advancement and Indemnification of Legal Fees and Expenses and Request for Hearing in the Circuit Court.  Hamot and Siegel allege that they have incurred approximately $1,450,000 of legal fees and expenses in relation to the counterclaim proceedings and approximately $100,000 of legal fees and expenses incurred in relation to the third amended complaint.  Hamot and Siegel claim that, since the Circuit Court ruled in their favor in Counts I and III (related to Goodman), they are entitled to the $750,000 for legal fees and expenses incurred in defending those counts, plus legal fees and expenses incurred in the pending appeal.  In addition, Hamot and Siegel claim that they are entitled to $659,750 (91% of the legal fees and expenses incurred in defending Counts II and IV (related to Reznick)) plus 91% of the legal fees and expenses incurred in the pending appeal.  Lastly, Hamot and Siegel claim that, since they allegedly received a successful ruling in the third amended complaint, they are entitled to approximately $100,000 for legal fees and expenses incurred, plus advancement for expenses related to the pending appeal on this issue.  The Company filed an opposition to Hamot and Siegel's Motion, raising a number of reasons why the relief requested by Hamot and Siegel should not be granted  A hearing on this motion and the Company's opposition was held on February 28, 2018.  No decision has been rendered and the matter remains pending.

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

Subsequent Events

Enlightenment Capital Credit Agreement
On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).   Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap.

Accounts Receivable Purchase Agreement
 On March 2, 2018, the term of the Purchase Agreement was extended to June 30, 2020. No fee or consideration of any kind was paid in connection with this extension.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Enlightenment Capital Credit Agreement
On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).  Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap.

Senior Officer Incentive Program
On March 29, 2018, the Management Development and Compensation Committee of our Board of Directors (the "Committee") approved amendments to the Telos Corporation Senior Officer Incentive Program ("Amended Plan") originally adopted in 2014. The Amended Plan continues to provide eligible participants the opportunity to earn an incentive award based upon achievement of management business objectives established by the Committee on an annual basis (the "MBO Bonus"), an incentive award based upon achievement of our three-year strategic growth plan (the "Strategic Growth Bonus"), or both an MBO Bonus and a Strategic Growth Bonus.

Under the Amended Plan, a target MBO Bonus amount will be established each year by the Committee for each eligible participant, and the participant's entitlement to payment of the target amount will be based upon achievement of performance goals established by the Committee for each participant for each annual performance period. The first MBO Bonus performance period under the Amended Plan is the calendar year beginning January 1, 2018 and ending December 31, 2018. The Amended Plan provides that the Committee will establish the terms of payment with respect to the applicable MBO Bonus opportunity for each performance period. Such terms may include the payment of a portion of the MBO Bonus that is earned and payable with respect to a performance period, as an initial payment, shortly after the performance period (but as to such payments in no event later than two and one-half months after the end of the calendar year in which the performance period ends) and the deferral of the payment of the remainder of the MBO Bonus until one or more later dates. For example, the deferred payments could be paid in installments on the last day of one or more calendar quarters following the end of the performance period, all on such terms, in such proportions and on a schedule as determined by the Committee. The terms, proportion and schedule of payment with respect to each MBO Bonus opportunity in any performance period will be established in writing by the Committee prior to or as soon as administratively practicable after the commencement of the applicable performance period.

If a participant's active employment is terminated for any reason, other than death or disability, prior to the payment of any deferred payments , the participant's right to further payment of any then unpaid portion of the MBO Bonus will be forfeited in its entirety. If a participant's active employment is terminated by reason of death or disability after the end of the applicable performance period, but prior to full payment of any deferred payments, the entire remaining earned and unpaid deferred portion of the participant's MBO Bonus will be immediately paid to the participant or his or her designated beneficiary, if applicable, in a lump-sum cash payment. If the participant's active employment is terminated by reason of death or disability prior to the end of the applicable performance period, the participant will have no right to payment of an MBO Bonus for that performance period; provided, however, the Committee may determine, in its discretion and in view of all relevant circumstances, to pay all or a portion of the MBO Bonus that otherwise might have been earned and paid had the participant's employment not been terminated by reason of death or disability prior to the end of the performance period.

The foregoing summary of the Amended Plan is qualified in its entirety and is subject to the terms of the Amended Plan, which is filed as an exhibit to this Annual Report.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2018 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.     Financial Statements
   As listed in the Index to Financial Statements and Supplementary Data on page 28.

2.     Financial Statement Schedules
   All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

3.     Exhibits:
Exhibit Number	Description
3.1	Articles of Amendment of C3, Inc. dated April 13, 1995 (Incorporated by reference to Exhibit 3.6 filed with the Company's Form 10-K report for the year ended December 31, 2011)
3.2	Amended and Restated Bylaws of the Company, as amended on October 3, 2007 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on October 5, 2007)
4.1
Credit Agreement, dated January 25, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 31, 2017)

4.2
First Amendment to Credit Agreement, effective as of February 23, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.2 filed with the Company's Form 10-K report for the year ended December 31, 2016)

4.3
Second Amendment to Credit Agreement, dated April 18, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.4
Subordination and Intercreditor Agreement, dated April 18, 2017, among JP Charitable Foundation, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.5
Subordination and Intercreditor Agreement, dated April 18, 2017, among Porter Foundation Switzerland, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.6
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and JP Charitable Foundation (Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.7
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.8
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of JP Charitable Foundation (Incorporated by reference to Exhibit 4.6 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.9
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.7 filed with the Company's Current Report on Form 8-K on April 24, 2017)

4.10+
Third Amendment to Credit Agreement and Waiver, dated March 30, 2018, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto

10.1*	Telos Corporation 2008 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.21 filed with the Company's Form 10-K report for the year ended December 31, 2007)
10.2
Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and North Atlantic Smaller Companies Investment Trust PLC, dated April 14, 2008 (Incorporated by reference to Exhibit 10.15 filed with the Company's Form 10-K report for the year ended December 31, 2008)

10.3
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

10.5
Preferred Stockholders Standby Agreement between Wells Fargo Foothill, Inc. and Toxford Corporation, dated May 17, 2010 (Incorporated by reference to Exhibit 99.2 filed with the Company's Form 8- K report on May 21, 2010)

10.6
First Amendment of Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated September 27, 2010 (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-Q report for the quarter ended September 30, 2010)

10.7
Second Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated May 11, 2012 (Incorporated by reference to Exhibit 10 filed with the Company's Form 10-Q report for the quarter ended June 30, 2012)

10.8*
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

10.13*	Telos Corporation 2013 Omnibus Long-Term Incentive Plan (Incorporated by reference to Appendix A filed with the Company's Definitive Proxy Statement on Schedule 14A on April 16, 2013)
10.14*	Form Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on May 15, 2013)
10.15
Third Amendment to Second Amended and Restated Loan and Security Agreement and First Amendment to Amended and Restated General Continuing Guaranty between the Company and Wells Fargo Capital Finance, LLC dated June 11, 2013 (Incorporated by reference to Exhibit 10.3 filed with the Company's Form 10-Q report for the quarter ended June 30, 2013)

10.16
Fourth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated July 31, 2013 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on August 6, 2013)

10.17*	Telos Corporation Senior Officer Incentive Program (Incorporated by reference to Exhibit 10.27 filed with the Company's Form 10-K report for the year ended December 31, 2013)
10.18
Waiver and Fifth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, Inc. dated March 27, 2014 (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.19*
Employment Agreement, dated as of January 4, 2013, between the Company and Jefferson V. Wright (Incorporated by reference to Exhibit 10.29 filed with the Company's Form 10-K report for the year ended December 31, 2013)

10.20
Sixth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated May 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended March 31, 2014)

10.21
Seventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated June 26, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended June 30, 2014)

10.22
Eighth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 13, 2014 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2014)

10.23
Membership Interest Purchase Agreement, dated as of December 24, 2014, by and among Telos Corporation and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.24
Second Amended and Restated Operating Agreement of Telos Identity Management Solutions , LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.25
Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, by and among Telos Corporation, XACTA Corporation, UBIQUITY.COM, Inc., Teloworks, Inc. and Wells Fargo Capital Finance, LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.3 filed with the Company's Current Report on Form 8-K on December 31, 2014)

10.26
Tenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated February 27, 2015 (Incorporated by reference to Exhibit 10.34 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.27
Eleventh Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 19, 2015 (Incorporated by reference to Exhibit 10.35 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.28
Waiver and Twelfth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.29
Subordinated Loan Agreement between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.37 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.30
Subordinated Promissory Note between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.38 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.31
Subordinated Loan Agreement between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.32
Subordinated Promissory Note between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.40 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.33
Subordination and Intercreditor Agreement by and among the Company, Porter Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.34
Subordination and Intercreditor Agreement by and among the Company, JP Charitable Foundation Switzerland, and Wells Fargo Capital Finance, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.42 filed with the Company's Form 10-K/A report for the year ended December 31, 2014)

10.35
Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated April 23, 2015 (Incorporated by reference to Exhibit 10.36 filed with the Company's Form 10-K report for the year ended December 31, 2015)

10.36
Fourteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated August 12, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended June 30, 2015)

10.37
Fifteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated November 17, 2015 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended September 30, 2015)

10.38
Sixteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated February 19, 2016 (Incorporated by reference to Exhibit 10.39 filed with the Company's Form 10-K report for the year ended December 31, 2015)

10.39
Seventeenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated March 30, 2016 (Incorporated by reference to Exhibit 10.41 filed with the Company's Form 10-K report for the year ended December 31, 2015)

10.40
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated March 17, 2016 (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q report for the quarter ended March 31, 2016)

10.41
Eighteenth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC dated May 16, 2016 (Incorporated by reference to Exhibit 10.2 filed with the Company's Form 10-Q report for the quarter ended March 31, 2016)

10.42
Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated July 15, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on July 21, 2016)

10.43
Financing and Security Agreement between Telos Corporation and Action Capital Corporation, dated July 15, 2016 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K on July 21, 2016)

10.44*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 filed with the Company's Form 10-Q report for the quarter ended June 30, 2016)
10.45*	Notice of Grant of Restricted Stock (Incorporated by reference to Exhibit 10.4 filed with the Company's Form 10-Q report for the quarter ended June 30, 2016)
10.46
Amendment to Financing and Security Agreement Between the Company and Action Capital Corporation dated September 6, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K on September 9, 2016)

10.47*	Telos ID Sale Bonus Plan (Incorporated by reference to Exhibit 10.48 filed with the Company's Form 10-K report for the year ended December 31, 2016)
10.48+	First Amendment to Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated March 2, 2018
10.49*+	Telos Corporation Senior Officer Incentive Program, Adopted as Revised March 29, 2018
21+	List of subsidiaries of Telos Corporation
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32+	Certification pursuant to 18 USC Section 1350
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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

TELOS CORPORATION
	By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	Date:	April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2018
John B. Wood
/s/ Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Michele Nakazawa
/s/ Bernard C. Bailey	Director	April 2, 2018
Bernard C. Bailey
/s/ David Borland	Director	April 2, 2018
David Borland
Director
William H. Alderman
/s/ Bruce R. Harris	Director	April 2, 2018
Bruce R. Harris, Lt. Gen., USA (Ret.)
/s/ Charles S. Mahan, Jr.	Director	April 2, 2018
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)
/s/ John W. Maluda	Director	April 2, 2018
John W. Maluda, Major Gen., USAF (Ret)
/s/ Robert J. Marino	Director	April 2, 2018
Robert J. Marino
Director
Andrew R. Siegel