Form 10-Q
period 2018-03-31
TELOS CORP
filed 2018-05-15
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

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

As of May 8, 2018, the registrant had outstanding 45,213,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Revenue
Services	$28,787	$19,695
Products	3,614	3,415
	32,401	23,110
Costs and expenses
Cost of sales - Services	20,523	13,021
Cost of sales - Products	1,646	1,646
	22,169	14,667
Selling, general and administrative expenses	10,254	9,643
Operating loss	(22)	(1,200)
Other income (expense)
Other income	4	4
Interest expense	(1,675)	(1,611)
Loss before income taxes	(1,693)	(2,807)
Provision for income taxes (Note 7)	(59)	(179)
Net loss	(1,752)	(2,986)
Less: Net income attributable to non-controlling interest (Note 2)	(234)	(113)
Net loss attributable to Telos Corporation	$(1,986)	$(3,099)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,752)	$(2,986)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2)	8
Total other comprehensive (loss) income, net of tax	(2)	8
Less: Comprehensive income attributable to non-controlling interest	(234)	(113)
Comprehensive loss attributable to Telos Corporation	$(1,988)	$(3,091)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47	$600
Accounts receivable, net of reserve of $407 and $411, respectively (Note 1)	30,030	24,520
Inventories, net of obsolescence reserve of $1,441 and $1,484, respectively (Note 1)	4,903	13,520
Deferred program expenses	3,981	2,071
Other current assets	1,440	1,439
Total current assets	40,401	42,150
Property and equipment, net of accumulated depreciation of $26,447 and $25,841, respectively	16,814	16,344
Goodwill (Note 3)	14,916	14,916
Other assets	989	1,011
Total assets	$73,120	$74,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$27,540	$25,693
Accrued compensation and benefits	7,127	7,456
Contract liabilities (Note 5)	4,576	10,073
Capital lease obligations – short-term	1,038	1,013
Other current liabilities	1,688	1,990
Total current liabilities	41,969	46,225

Senior term loan, net of unamortized discount and issuance costs (Note 5)	10,833	10,786
Subordinated debt (Note 5)	2,364	2,289
Capital lease obligations	17,713	17,980
Deferred income taxes (Note 7)	754	741
Public preferred stock (Note 6)	132,520	131,565
Other liabilities (Note 7)	877	872
Total liabilities	207,030	210,458

Commitments and contingencies (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	30	32
Accumulated deficit	(139,475)	(141,370)
Total Telos stockholders' deficit	(135,057)	(136,950)
Non-controlling interest in subsidiary (Note 2)	1,147	913
Total stockholders' deficit	(133,910)	(136,037)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$73,120	$74,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(1,752)	$(2,986)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Dividends of preferred stock as interest expense	955	972
Depreciation and amortization	657	440
Amortization of debt issuance costs	47	29
Deferred income tax provision	13	63
Other noncash items	5	16
Changes in other operating assets and liabilities	894	(4,762)
Cash provided by (used in) operating activities	819	(6,228)

Investing activities:
Capitalized software development costs	(357)	--
Purchases of property and equipment	(773)	(116)
Cash used in investing activities	(1,130)	(116)

Financing activities:
Proceeds from senior term loan	--	9,439
Payments under capital lease obligations	(242)	(219)
Distributions to Telos ID Class B member - non-controlling interest	--	(1,436)
Cash (used in) provided by financing activities	(242)	7,784

(Decrease) increase in cash and cash equivalents	(553)	1,440
Cash and cash equivalents, beginning of period	600	659

Cash and cash equivalents, end of period	$47	$2,099

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$599	$536

Noncash:
Dividends of preferred stock as interest expense	$955	$972
Debt issuance costs and prepayment of interest on senior term loan	$--	$1,561

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2017 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, "Revenues from Contract with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing," which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition. These standards can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We adopted the standard on January 1, 2018 using the modified retrospective method, and reflecting cumulative changes in accumulated deficit.

As a result of the adoption of the ASC 606 standard on January 1, 2018, we determined that certain contractual arrangements required adjustment in order to appropriately reflect revenue recognition under the new standard.  For contracts for term-based license subscriptions that were in process at January 1, 2018, it was determined that the license was a distinct performance obligation where transfer of control of the license to the customer had occurred. Accordingly, the amount of revenue allocated to those performance obligations was reflected in the cumulative adjustment to our accumulated deficit in accordance with our election of the modified retrospective transition method as prescribed by the new standard.  This adjustment included two contracts for an aggregate cumulative adjustment to accumulated deficit of $3.8 million, which adjusted contract liabilities by the same amount. The remaining performance obligations under the contracts were adjusted to reflect the adjusted allocation of the transaction price to these performance obligations. Additionally, upon adoption of the new standard it was determined that certain contractual arrangements for the provision of resold information technology products that had previously been accounted for on a gross revenue basis under the prior standard would appropriately be recognized on a net revenue basis and reflected in services revenue.  There were no contracts of this type in process that were included in the accumulated deficit adjustment.

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

Recent Accounting Pronouncements Not Yet Adopted
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

Revenue Recognition
We account for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise, in a contract with a customer, to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

We account for a contract after it has been approved by the parties to the contract, the rights and the payment terms of the parties are identified, the contract has commercial substance and collectability is probable, which is presumed for our U.S. government customers and prime contractors for which we perform as subcontractors to U.S. government end-customers.

The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue.  All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost plus fixed fee contract types, which may include variable consideration as discussed further below. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. Government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. Government contracts where we perform as a subcontractor and our order includes similar Federal Acquisition Regulation (the FAR) provisions as the prime contractor's order from the U.S. government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.

Due to the transfer of control over time, revenue is recognized based on progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the performance obligations. We generally use the cost-to-cost measure of progress on a proportional performance basis for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on certain of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment.  Contract estimates are based on various assumptions including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

Revenue that is recognized at a point in time is for the sale of software licenses in our Cyber Operations and Defense ("CO&D") and IT & Enterprise Solutions business groups and for the sale of resold products in Telos ID and CO&D and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

Contracts are routinely and often modified to account for changes in contract requirements, specifications, quantities, or price.  Depending on the nature of the modification, we determine whether to account for the modification as an adjustment to the existing contract or as a new contract.  Generally, modifications are not distinct from the existing contract due to the significant interrelatedness of the performance obligations and are therefore accounted for as an adjustment to the existing contract, and recognized as an cumulative adjustment to revenue (as either an increase or reduction of revenue) based on the modification's effect on progress toward completion of a performance obligation.

Our contracts may include various types of variable consideration, such as claims (for instance indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  Historically, most of our contracts do not include award or incentive fees. For incentive fees, we would include such fees in the transaction price to the extent we could reasonably estimate the amount of the fee.  With limited historical experience, we have not included any revenue related to incentive fees in our estimated transaction prices.  We may include in our contract estimates additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. We consider the contractual/legal basis for the claim (in particular FAR provisions), the facts and circumstances around any additional costs incurred, the reasonableness of those costs and the objective evidence available to support such claims.

For our contracts that have an original duration of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money. We capitalize sales commissions related to proprietary software and related services that are directly tied to sales. We do not elect the practical expedient to expense as incurred the incremental costs of obtaining a contract if the amortization period would have been one year or less. For the sales commissions that are capitalized, we amortize the asset over the expected customer life, which is based on recent and historical data.

Contract assets are amounts that are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our condensed consolidated balance sheet.

Billed receivables are amounts billed and due from our customers that are classified as billed receivables and are reported within accounts receivable, net of reserve on the condensed consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer's protection with respect to full and final performance under the contract.

Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheet on a net contract basis at the end of each reporting period.

We have one reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as international customers revenue is de minimus. The following tables disclose revenue (in thousands) by contract type and customer type for the periods presented.  Prior period amounts have not been adjusted under the modified retrospective method.

	Three Months Ended March 31,
	2018		2017

Federal	$29,711	91.7%	$22,008	95.2%
State & Local, and Commercial	2,690	58.3%	1,102	4.8%
Total	$32,401	100.0%	$23,110	100.0%

	Three Months Ended March 31,
	2018		2017

Firm fixed-price	$24,921	76.9%	$18,696	80.9%
Time-and-materials	3,767	11.6%	2,467	10.7%
Cost plus fixed fee	3,713	11.5%	1,947	8.4%
Total	$32,401	100.0%	$23,110	100.0%

The following table discloses contract receivables (in thousands):
	March 31, 2018	January 1, 2018	December 31, 2017
Billed accounts receivable	$18,152	$11,736	$11,736
Unbilled receivables	12,285	13,195	13,195
Allowance for doubtful accounts	(407)	(411)	(411)
Receivables – net	$30,030	$24,520	$24,520

The following table discloses contract liabilities (in thousands):

	March 31, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$4,576	$10,073	$10,073

As of March 31, 2018, we had $85.5 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 81.6% of our remaining performance obligations as revenue in 2018, an additional 18.3% by 2020 and the balance thereafter.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three months ended March 31, 2018 and 2017, the Company sold approximately $3.1 million and $3.9 million of receivables, respectively, and recognized a related loss of approximately $11,000 and $13,000 in selling, general and administrative expenses, respectively, for the same period. As of March 31, 2018, the balance of the sold receivables was approximately $0.9 million, and the related deferred price was approximately $0.1 million. As of March 31, 2017, there were no outstanding sold receivables.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $6.3 million and $15.0 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $1.4 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively.

Software Development Costs
Software development costs for software to be sold, leased or otherwise marketed, such costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of March 31, 2018, we capitalized $1.8 million of software development costs. Amortization expense was $0.2 million for the three months ended March 31, 2018. Accumulated amortization was $0.4 million as of March 31, 2018. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2018 and December 31, 2017. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheet at March 31, 2018 and December 31, 2017. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at March 31, 2018 and December 31, 2017.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, CO&D, Identity Management, and IT and Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit's net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company's assessment resulted in a fair value that was greater than the Company's carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of  December 31, 2017. There were no triggering events which would require goodwill impairment consideration during the quarter. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants issued in 2018. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of March 31, 2018, there were 3,723,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Cumulative foreign currency translation loss	$(77)	$(75)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$30	$32

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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $234,000 and $113,000 for the three months ended March 31, 2018 and 2017, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. No distribution was made during the three months ended March 31, 2018. The Class B member received a total distribution of $1.4 million for the three months ended March 31, 2017.

The following table details the changes in non-controlling interest for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Non-controlling interest, beginning of period	$913	$2,229
Net income	234	113
Distributions	--	(1,436)
Non-controlling interest, end of period	$1,147	$906

Note 3.  Goodwill
The goodwill balance was $14.9 million as of March 31, 2018 and December 31, 2017. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of March 31, 2018, no impairment charges were taken.

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

As of March 31, 2018 and December 31, 2017, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of March 31, 2018 and December 31, 2017, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $132.5 million and $131.6 million, respectively, and the estimated fair market value was $40.2 million and $42.2 million, respectively, based on quoted market prices.

As of March 31, 2017, the carrying value of the Senior Redeemable Preferred Stock was $2.1 million. We redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of March 31, 2018 and December 31, 2017, the accounts payable and other accrued payables consisted of $24.7 million and $15.4 million, respectively, in trade account payables and $2.8 million and $10.3 million, respectively, in accrued payables.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheet on a net contract basis at the end of each reporting period. As of March 31, 2018 and December 31, 2017, the contract liabilities primarily consisted of product support services.

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

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior term loan, including exit fee	$11,825	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(992)	(1,039)
Senior term loan, net	$10,833	$10,786

We incurred interest expense in the amount of $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, under the Credit Agreement.

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).  Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap. As of March 31, 2018, we were in compliance with the Credit Agreement's financial covenants.

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

As of March 31, 2018, there were no outstanding borrowings under the Financing Agreement.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $75,000 and $74,000 for three months ended March 31, 2018 and 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Note 6.  Redeemable Preferred Stock

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2018 and December 31, 2017 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2018.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $100.7 million and $99.7 million as of March 31, 2018 and December 31, 2017, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2018 and 2017, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

At March 31, 2017, the total number of shares of the Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. At March 31, 2017, cumulative undeclared, unpaid dividends relating to the Senior Redeemable Preferred stock totaled $1.6 million.

We accrued dividends on the Senior Redeemable Preferred Stock of $16,000 for the three months ended March 31, 2017, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. For the three months ended March 31, 2018 and 2017, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income (loss) for both periods. Accordingly, we recorded an approximately $59,000 and $179,000 income tax provision for the three months ended March 31, 2018 and 2017, respectively.

In 2017, in accordance with Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act", we recorded provisional amounts related to the Tax Act, including the remeasurement of our deferred tax assets and liabilities and the valuation allowance related to the hanging credit deferred tax liability. We continue to evaluate the impact of the Tax Act, which may result in changes to our tax estimates.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2018 and December 31, 2017. Under the Tax Act, we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes, a deferred tax liability related to goodwill of $754,000 and $741,000 remains on our condensed consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $684,000 and $677,000 of unrecognized tax benefits, including $274,000 and $266,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $(1.6) million and $(4.1) million as of March 31, 2018 and December 31, 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's Class A common stock. As of March 31, 2018, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, resepectively, of the outstanding Public Preferred Stock.

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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, Messrs. Seth W. Hamot and Andrew R. Siegel ("Plaintiffs" or "Counterdefendants"), filed a Complaint against the Company on August 2, 2007 seeking access to various books and records of the Company and injunctive and other relief related thereto, and have been engaged in litigation against the Company since that date. Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. No material developments occurred in this litigation during the period ended March 31, 2018.

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

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $181,000 and $188,000 for the three months ended March 31, 2018 and 2017, respectively. Additionally, as of March 31, 2018 and December 31, 2017, Mr. Wood owned 810,000 shares of the Company's Class A Common Stock and 50,000 shares of the Company's Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $75,000 and $74,000 for the three months ended March 31, 2018 and 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
  This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company's Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

At March 31, 2018 and 2017, we had total backlog from existing contracts of approximately $284.4 million and $120.8 million, respectively.  Such backlog was $256.3 million at December 31, 2017. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of March 31, 2018 and 2017 was $85.5 million and $82.3 million, respectively. Funded backlog was $98.5 million at December 31, 2017.

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

During the first quarter of 2018, there were a number of budgetary actions taken by the U.S. Government that affect defense spending. On February 9, 2018, the President signed the Bipartisan Budget Act of 2018 (BBA of 2018), which increased the spending limits for both defense and non-defense discretionary funding for government fiscal years (FY) 2018 and 2019 (the U.S. Government's fiscal year begins on October 1 and ends on September 30) established under the Budget Control Act of 2011 (the Budget Control Act), among other items. The defense spending limits were increased by $80 billion to $629 billion for FY 2018 and by $85 billion to $647 billion for FY 2019. The FY 2018 spending limit is consistent with the funding level authorized by Congress in the FY 2018 National Defense Authorization Act (NDAA) and exceeded the President's FY 2018 budget request by $26 billion. The BBA of 2018 also suspended the debt ceiling through March 1, 2019, at which time the debt limit will be increased to the amount of U.S. Government debt outstanding on that date.

On February 12, 2018, the President submitted a budget proposal for FY 2019 to Congress, which includes a base budget for national defense of $647 billion, inclusive of $617 billion for the U.S. DoD. The base budget request for national defense is consistent with the revised spending limits established under the BBA of 2018 and represents an increase of nearly $18 billion over the FY 2018 funding level, most of which relates to increases in the DoD's budget. Congress must approve or revise the President's FY 2019 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President.

On March 23, 2018, the Consolidated Appropriations Act of 2018 (the Appropriations Act of 2018) was signed into law, providing discretionary funding for the U.S. Government for FY 2018. The Appropriations Act of 2018 provides a base budget of $629 billion for national defense, inclusive of $600 billion for the DoD. The base budget request for national defense is consistent with the revised spending limits established under the BBA of 2018 and represents an increase of nearly $78 billion over the FY 2017 funding level, most of which relates to increases in the DoD's budget.

Currently, U.S. defense spending in FY 2020 and FY 2021 remains subject to statutory spending limits established by the Budget Control Act. The Budget Control Act spending limits were modified for fiscal years 2013 through 2019 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and most recently the BBA of 2018. However, these acts do not alter the spending limits beyond FY 2019. As currently enacted, the Budget Control Act limits defense spending to $576 billion (including approximately $550 billion for DoD) for fiscal year 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in 2021. The President's defense budget estimates for FY 2020 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the BCA is repealed or significantly modified.

We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over federal and defense spending. In the context of these negotiations, it is possible that government programs could be modified, cut or replaced as part of broader reforms to reduce the federal deficit.

The principal element of the Company's operating expenses as a percentage of sales for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	68.4	63.5
Selling, general and administrative expenses	31.6	41.7
Operating loss	--	(5.2)

Interest expense, net	(5.2)	(6.9)

Loss before income taxes	(5.2)	(12.1)
Provision for income taxes	(0.2)	(0.8)
Net loss	(5.4)	(12.9)
Less: Net income attributable to non-controlling interest	(0.7)	(0.5)
Net loss attributable to Telos Corporation	(6.1)%	(13.4)%

Revenue increased by 40.2% to $32.4 million for the first quarter of 2018, from $23.1 million for the same period in 2017. Services revenue increased to $28.8 million for the first quarter of 2018 from $19.7 million for the same period in 2017, primarily attributable to increases in sales of $4.6 million of Cyber Operations and Defense in Secure Mobility deliverables, $3.5 million of Identity Management solutions, $0.8 million of Cyber Operations and Defense in Cyber Security deliverables, and $0.1 million of IT & Enterprise solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $3.6 million for the first quarter of 2018 from $3.4 million for the same period in 2017, primarily attributable to an increase in sales of $1.6 million of Cyber Operations and Defense in Cyber Security proprietary software deliverables, offset by decreases in proprietary software sales of $0.9 million of IT & Enterprise solutions, and resold products of $0.3 million of Identity Management solutions, and $0.1 million of Cyber Operations and Defense in Secure Mobility deliverables.

Cost of sales increased to $22.2 million for the first quarter of 2018 from $14.7 million for the same period in 2017, primarily due to increases in revenue of $9.3 million, coupled with an increased cost of sales as a percentage of revenue of 5.0%. Cost of sales for services increased by $7.5 million, and as a percentage of services revenue increased by 5.2%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in Cyber Operations and Defense in Secure Mobility deliverables. There was no change in cost of sales for products, and as a percentage of product revenue decreased by 2.6% due primarily to an increase in proprietary software sales which carry lower cost of sales. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased to $10.2 million for the first quarter of 2018 from $8.4 million for the same period in 2017. Gross margin decreased to 31.6% in the first quarter of 2018, from 36.5% for the same period in 2017. Services gross margin decreased to 28.7% in 2018 from 33.9% in 2017, and product gross margin increased to 54.4% in 2018 from 51.8% in 2017, due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense increased by 6.3% to $10.3 million for the first quarter of 2018, from $9.6 million for the same period in 2017, primarily attributable to increases in accrued bonuses of $0.2 million, labor costs of $0.2 million, legal fees of $0.2 million, and the amortization of capitalized software development costs of $0.2 million, offset by a decrease in outside services of $0.1 million.

Operating loss was $22,000 for the first quarter of 2018, compared to $1.2 million for the same period in 2017, due primarily to an increase in gross profit as noted above.

Interest expense increased by 4.0% to $1.7 million for the first quarter of 2018, from $1.6 million for the same period in 2017, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $59,000 for the first quarter of 2018, compared to $179,000 for the same period in 2017, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $2.0 million for the first quarter of 2018, compared to $3.1 million for the same period in 2017, primarily attributable to the decrease in operating loss for the quarter as discussed above.

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

Our working capital was $(1.6) million and $(4.1) million as of March 31, 2018 and December 31, 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $0.8 million for the three months ended March 31, 2018, compared to $6.2 million cash used in operating activities for the same period in 2017. Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $1.8 million for the three months ended March 31, 2018, compared to $3.0 million for the three months ended March 31, 2017.

Cash used in investing activities was approximately $1.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, due primarily to the capitalization of software development costs of $0.4 million for the three months ended March 31, 2018, and the purchase of property and equipment.

Cash used in financing activities for the three months ended March 31, 2018 was $0.2 million, compared to $7.8 million cash provided by financing activities for the same period in 2017, primarily attributable to payments under capital leases for the three months ended March 31, 2018, compared to the proceeds of $9.4 million from the EnCap senior term loan, offset by distribution of $1.4 million to the Telos ID Class B member for the three months ended March 31, 2017.

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

We incurred interest expense in the amount of $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, under the Credit Agreement.

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).  Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap. As of March 31, 2018, we were in compliance with the Credit Agreement's financial covenants.

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

As of March 31, 2018, there were no outstanding borrowings under the Financing Agreement.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $75,000 and $74,000 for the three months ended March 31, 2018 and 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2018 and December 31, 2017 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2018.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $100.7 million and $99.7 million as of March 31, 2018 and December 31, 2017, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2018 and 2017, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

At March 31, 2017, the total number of shares of the Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. At March 31, 2017, cumulative undeclared, unpaid dividends relating to the Senior Redeemable Preferred stock totaled $1.6 million.

We accrued dividends on the Senior Redeemable Preferred Stock of $16,000 for the three months ended March 31, 2017, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
Except as set forth below, during the three months ended March 31, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 2, 2018.

Revenue Recognition
We account for revenue in accordance with ASC Topic 606, "Revenue from Contracts with Customers." The unit of account in ASC 606 is a performance obligation, which is a promise, in a contract with a customer, to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

We account for a contract after it has been approved by the parties to the contract, the rights and the payment terms of the parties are identified, the contract has commercial substance and collectability is probable, which is presumed for our U.S. government customers and prime contractors for which we perform as subcontractors to U.S. government end-customers.

Revenue that is recognized at a point in time is for the sale of software licenses in our Cyber Operations and Defense ("CO&D") and IT & Enterprise Solutions business groups and for the sale of resold products in Telos ID and CO&D and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

The majority of our revenue is recognized over time, as control is transferred continuously to our customers, and is classified as services revenue.  All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost plus fixed fee contract types, which may include variable consideration as discussed further below. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. Government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. Government contracts where we perform as a subcontractor and our order includes similar FAR provisions as the prime contractor's order from the U.S. government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.

Due to the transfer of control over time, revenue is recognized based on progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the performance obligations. We generally use the cost-to-cost measure of progress on a proportional performance basis for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Due to the nature of the work required to be performed on certain of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment.  Contract estimates are based on various assumptions including labor and subcontractor costs, materials and other direct costs and the complexity of the work to be performed. A significant change in one or more of these estimates could affect the profitability of our contracts. We review and update our contract-related estimates regularly and recognize adjustments in estimated profit on contracts on a cumulative catch-up basis, which may result in an adjustment increasing or decreasing revenue to date on a contract in a particular period that the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

Contracts are routinely and often modified to account for changes in contract requirements, specifications, quantities, or price.  Depending on the nature of the modification, we determine whether to account for the modification as an adjustment to the existing contract or as a new contract.  Generally, modifications are not distinct from the existing contract due to the significant interrelatedness of the performance obligations and are therefore accounted for as an adjustment to the existing contract, and recognized as an cumulative adjustment to revenue (as either an increase or reduction of revenue) based on the modification's effect on progress toward completion of a performance obligation.

Our contracts may include various types of variable consideration, such as claims (for instance indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  Historically, most of our contracts do not include award or incentive fees. For incentive fees, we would include such fees in the transaction price to the extent we could reasonably estimate the amount of the fee.  With limited historical experience, we have not included any revenue related to incentive fees in our estimated transaction prices.  We may include in our contract estimates additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. We consider the contractual/legal basis for the claim (in particular FAR provisions), the facts and circumstances around any additional costs incurred, the reasonableness of those costs and the objective evidence available to support such claims.

As a result of the adoption of the ASC 606 standard on January 1, 2018, we determined that certain contractual arrangements required adjustment in order to appropriately reflect revenue recognition under the new standard.  For contracts for term-based license subscriptions that were in process at January 1, 2018 it was determined that the license was a distinct performance obligation where transfer of control of the license to the customer had occurred. Accordingly, the amount of revenue allocated to those performance obligations was reflected in the cumulative adjustment to our accumulated deficit in accordance with our election of the modified retrospective transition method as prescribed by the new standard.  This adjustment included two contracts for an aggregate cumulative adjustment to accumulated deficit of $3.8 million.  The remaining performance obligations under the contracts were adjusted to reflect the adjusted allocation of the transaction price to these performance obligations. Additionally, upon adoption of the new standard it was determined that certain contractual arrangements for the provision of resold information technology products that had previously been accounted for on a gross revenue basis under the prior standard would appropriately be recognized on a net revenue basis and reflected in services revenue.  There were no contracts of this type in process that were included in the accumulated deficit adjustment.

Contract assets are amounts that are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our condensed consolidated balance sheet.

Billed receivables are amounts billed and due from our customers that are classified as billed receivables and are reported within accounts receivable, net of reserve on the condensed consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer's protection with respect to full and final performance under the contract.

Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheet on a net contract basis at the end of each reporting period.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
N/A.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended March 31, 2018 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $100.7 million and $99.7 million in cash dividends as of March 31, 2018  and December 31, 2017, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

Senior Redeemable Preferred Stock
We had not declared dividends on our Senior Redeemable Preferred Stock, Series A-1 and A-2, since issuance. At March 31, 2017, total undeclared unpaid dividends accrued for financial reporting purposes were $1.6 million for the Senior Redeemable Preferred Stock. We were required to redeem all shares and accrued dividends outstanding on October 31, 2005. However, certain holders of the Senior Redeemable Preferred Stock had entered into standby agreements whereby, among other things, those holders would not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of March 31, 2017, instruments held by Toxford Corporation ("Toxford"), the holder of 76.4% of the Senior Redeemable Preferred Stock, would mature on May 31, 2018. As of March 31, 2017, Mr. Porter held 6.3% of the Senior Redeemable Preferred Stock. In the aggregate, as of March 31, 2017, Mr. Porter and Toxford held a total of 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, or 82.7% of the Senior Redeemable Preferred Stock. Mr. Porter is the sole stockholder of Toxford.  Subject to limitations set forth below, we were scheduled to redeem 14.7% and 8.9% of the outstanding shares and accrued dividends outstanding on October 31, 2005 and December 31, 2011, respectively. Due to the terms of the Credit Agreement, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we had been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. On April 18, 2017, in accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock for $2.1 million.

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

Date: May 15, 2018	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)