Form 10-Q
period 2018-06-30
TELOS CORP
filed 2018-08-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

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

As of August 7, 2018, the registrant had outstanding 45,178,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Table of Content

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Services	$30,885	$18,402	$59,672	$38,097
Products	4,058	2,694	7,672	6,109
	34,943	21,096	67,344	44,206
Costs and expenses
Cost of sales - Services	21,453	11,991	41,976	25,012
Cost of sales - Products	1,412	1,714	3,058	3,360
	22,865	13,705	45,034	28,372
Selling, general and administrative expenses	9,922	8,744	20,176	18,388
Operating income (loss)	2,156	(1,353)	2,134	(2,554)
Other income (expense)
Other income	3	2	7	6
Interest expense	(1,709)	(1,660)	(3,384)	(3,270)
Income (loss) before income taxes	450	(3,011)	(1,243)	(5,818)
Provision for income taxes (Note 7)	(6)	(139)	(65)	(318)
Net income (loss)	444	(3,150)	(1,308)	(6,136)
Less: Net income attributable to non-controlling interest (Note 2)	(531)	(239)	(765)	(352)
Net loss attributable to Telos Corporation	$(87)	$(3,389)	$(2,073)	$(6,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$444	$(3,150)	$(1,308)	$(6,136)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5)	(8)	(7)	1
Total other comprehensive (loss) income, net of tax	(5)	(8)	(7)	1
Less: Comprehensive income attributable to non-controlling interest	(531)	(239)	(765)	(352)
Comprehensive loss attributable to Telos Corporation	$(92)	$(3,397)	$(2,080)	$(6,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$880	$600
Accounts receivable, net of reserve of $388 and $411, respectively (Note 1)	18,816	24,520
Inventories, net of obsolescence reserve of $927 and $1,484, respectively (Note 1)	3,145	13,520
Deferred program expenses	1,129	2,071
Other current assets	1,982	1,439
Total current assets	25,952	42,150
Property and equipment, net of accumulated depreciation of $27,148 and $25,841, respectively	16,796	16,344
Goodwill (Note 3)	14,916	14,916
Other assets	988	1,011
Total assets	$58,652	$74,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$13,630	$25,693
Accrued compensation and benefits	6,606	7,456
Contract liabilities (Note 5)	4,451	10,073
Capital lease obligations – short-term	1,063	1,013
Other current liabilities	1,393	1,990
Total current liabilities	27,143	46,225

Senior term loan, net of unamortized discount and issuance costs (Note 5)	10,881	10,786
Subordinated debt (Note 5)	2,441	2,289
Capital lease obligations	17,440	17,980
Deferred income taxes (Note 7)	766	741
Public preferred stock (Note 6)	133,476	131,565
Other liabilities (Note 7)	881	872
Total liabilities	193,028	210,458

Commitments and contingencies (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	25	32
Accumulated deficit	(139,562)	(141,370)
Total Telos stockholders' deficit	(135,149)	(136,950)
Non-controlling interest in subsidiary (Note 2)	773	913
Total stockholders' deficit	(134,376)	(136,037)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$58,652	$74,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(1,308)	$(6,136)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Dividends of preferred stock as interest expense	1,911	1,931
Depreciation and amortization	1,369	879
Amortization of debt issuance costs	95	71
Deferred income tax provision	25	126
Other noncash items	381	22
Changes in other operating assets and liabilities	1,027	(869)
Cash provided by (used in) operating activities	3,500	(3,976)

Investing activities:
Capitalized software development costs	(836)	(801)
Purchases of property and equipment	(989)	(372)
Cash used in investing activities	(1,825)	(1,173)

Financing activities:
Proceeds from senior term loan	--	9,439
Redemption of senior preferred stock	--	(2,112)
Payments under capital lease obligations	(490)	(444)
Distributions to Telos ID Class B member - non-controlling interest	(905)	(2,346)
Cash (used in) provided by financing activities	(1,395)	4,537

Increase (decrease) in cash and cash equivalents	280	(612)
Cash and cash equivalents, beginning of period	600	659

Cash and cash equivalents, end of period	$880	$47

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,227	$1,150
Income taxes	$19	$21

Noncash:
Dividends of preferred stock as interest expense	$1,911	$1,931
Debt issuance costs and prepayment of interest on senior term loan	$--	$1,561
Gain on extinguishment of subordinated debt	$--	$1,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Contracts are routinely and often modified to account for changes in contract requirements, specifications, quantities, or price.  Depending on the nature of the modification, we determine whether to account for the modification as an adjustment to the existing contract or as a new contract.  Generally, modifications are not distinct from the existing contract due to the significant interrelatedness of the performance obligations and are therefore accounted for as an adjustment to the existing contract, and recognized as a cumulative adjustment to revenue (as either an increase or reduction of revenue) based on the modification's effect on progress toward completion of a performance obligation.

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

Table of Content
We have one reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as international customers revenue is de minimus. The following tables disclose revenue (in thousands) by customer type and contract type for the periods presented.  Prior period amounts have not been adjusted under the modified retrospective method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Federal	$32,858	$19,674	$62,569	$41,682
State & Local, and Commercial	2,085	1,422	4,775	2,524
Total	$34,943	$21,096	$67,344	$44,206

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Firm fixed-price	$28,173	$16,772	$53,094	$35,468
Time-and-materials	4,089	2,663	7,856	5,130
Cost plus fixed fee	2,681	1,661	6,394	3,608
Total	$34,943	$21,096	$67,344	$44,206

The following table discloses contract receivables (in thousands):

	June 30, 2018	January 1, 2018	December 31, 2017
Billed accounts receivable	$9,691	$11,736	$11,736
Unbilled receivables	9,513	13,195	13,195
Allowance for doubtful accounts	(388)	(411)	(411)
Receivables – net	$18,816	$24,520	$24,520

The following table discloses contract liabilities (in thousands):

	June 30, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$4,451	$10,073	$10,073

As of June 30, 2018, we had $70.2 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 62.1% of our remaining performance obligations as revenue in 2018, an additional 37.9% by 2020 and the balance thereafter.

Table of Content
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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three and six months ended June 30, 2018, the Company sold approximately $2.0 million and $5.1 million of receivables, respectively, and recognized a related loss of approximately $7,000 and $18,000 in selling, general and administrative expenses, respectively, for the same period. During the three and six months ended June 30, 2017, the Company sold approximately $4.3 million and $8.2 million of receivables, respectively, and recognized a related loss of approximately $16,000 and $29,000 in selling, general and administrative expenses, respectively, for the same period. As of June 30, 2018, the balance of the sold receivables was approximately $1.0 million, and the related deferred price was approximately $0.1 million. As of December 31, 2017, there were no outstanding sold receivables.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $4.1 million and $15.0 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $0.9 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively.

Software Development Costs
Software development costs for software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of June 30, 2018, we capitalized $2.3 million of software development costs, which are included as a part of property and equipment. Amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively. Accumulated amortization was $0.7 million as of June 30, 2018. There was no amortization expense for the three and six months ended June 30, 2017. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Table of Content
Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2018 and December 31, 2017. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at June 30, 2018 and December 31, 2017.

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

Table of Content
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

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants issued in 2018. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of June 30, 2018, there were 2,467,500 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Cumulative foreign currency translation loss	$(82)	$(75)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$25	$32

Table of Content
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

Table of Content
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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $0.5 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. The Class B member received a total $0.9 million for the three and six months ended June 30, 2018, and $0.9 million and $2.3 million for the three and six months ended June 30, 2017, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-controlling interest, beginning of period	$1,147	$906	$913	$2,229
Net income	531	239	765	352
Distributions	(905)	(910)	(905)	(2,346)
Non-controlling interest, end of period	$773	$235	$773	$235

Note 3.  Goodwill
The goodwill balance was $14.9 million as of June 30, 2018 and December 31, 2017. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of June 30, 2018, no impairment charges were taken.

Table of Content
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

As of June 30, 2018 and December 31, 2017, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of June 30, 2018 and December 31, 2017, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $133.5 million and $131.6 million, respectively, and the estimated fair market value was $42.4 million and $42.2 million, respectively, based on quoted market prices.

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

Table of Content
Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of June 30, 2018 and December 31, 2017, the accounts payable and other accrued payables consisted of $10.5 million and $15.4 million, respectively, in trade account payables and $3.1 million and $10.3 million, respectively, in accrued payables.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of June 30, 2018 and December 31, 2017, the contract liabilities primarily consisted of product support services.

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

Table of Content
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

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan). The increase in interest expense was paid in cash during the three months ended June 30, 2018.  Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap. As of June 30, 2018, we were in compliance with the Credit Agreement's financial covenants.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Senior term loan, including exit fee	$11,825	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(944)	(1,039)
Senior term loan, net	$10,881	$10,786

We incurred interest expense in the amount of $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, under the Credit Agreement.

Table of Content
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

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the "Acceptable Accounts"). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement has a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. On August 13, 2018, the Financing Agreement was extended through January 2, 2019. No fee or consideration of any kind was paid in connection with this extension.

Table of Content
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

As of June 30, 2018, there were no outstanding borrowings under the Financing Agreement.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $76,000 and $151,000 for three and six months ended June 30, 2018, respectively, and $45,000 and $119,000 for the three and six months ended June 30, 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Table of Content
Note 6.  Redeemable Preferred Stock

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $0.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2018 and December 31, 2017 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2018.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

Table of Content
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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $101.6 million and $99.7 million as of June 30, 2018 and December 31, 2017, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2018 and 2017, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

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

Table of Content
At March 31, 2017, the total number of shares of the Senior Redeemable Preferred Stock issued and outstanding was 197 shares and 276 shares for Series A-1 and Series A-2, respectively. At March 31, 2017, cumulative undeclared, unpaid dividends relating to the Senior Redeemable Preferred stock totaled $1.6 million.

We accrued dividends on the Senior Redeemable Preferred Stock of $3,000 and $20,000 for the three and six months ended June 30, 2017, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. For the three and six months ended June 30, 2018 and 2017, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income (loss) for all periods. Accordingly, we recorded an approximately $6,000 and $65,000 income tax provision for the three and six months ended June 30, 2018, respectively, and $139,000 and $318,000 income tax provision for the three and six months ended June 30, 2017, respectively.

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

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2018 and December 31, 2017. Under the Tax Act, we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes and, as a result, a deferred tax liability related to goodwill of $766,000 and $741,000 remains on our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $692,000 and $677,000 of unrecognized tax benefits, including $281,000 and $266,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

Table of Content
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

While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under our credit arrangements. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize cash resources without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our cash resources without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on our cash resources, our financing arrangements, and therefore ultimately our liquidity.

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

Our working capital was $(1.2) million and $(4.1) million as of June 30, 2018 and December 31, 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's Class A common stock. As of June 30, 2018, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, resepectively, of the outstanding Public Preferred Stock.

Table of Content
On January 31, 2018, certain former and current officers and directors filed Motions to Reconsider the Court's Orders Denying Motions to Dismiss for Lack of Personal Jurisdiction ("Motion to Reconsider") with Circuit Court.  These Motions to Reconsider were precipitated by a newly decided Maryland appellate decision.  Briefing on the Motion to Reconsider was completed on or about March 30, 2017, no decisions on the Motions to Reconsider have been rendered, and the matters remains pending.

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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, the Company has been engaged in litigation in the Circuit Court since August 2, 2007 with Messrs. Seth W. Hamot and Andrew R. Siegel ("Plaintiffs/Counterdefendants") in which the Plaintiffs sought access to various books and records of the Company and injunctive and other relief related thereto, and in which the Company filed a Counterclaim against the Plaintiffs/Counterdefendants for various alleged wrongs.  Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018.

On June 27, 2018, the Circuit Court issued a decision on Plaintiffs'/Counterdefendants' Motion for Advancement and Indemnification of Legal Fees and Expenses.  The Court, inter alia: (i) denied Plaintiffs'/Counterdefendants' request for indemnification as premature, given the pendency of the Company's appeal and Plaintiffs'/Counterdefendants' cross-appeal from the judgment rendered against them after the trial on the merits; (ii) concluded that the evidence established a nexus between the claims against Plaintiffs/Counterdefendants in the Counterclaim and their service as directors; (iii) determined that indemnification was not available to Plaintiffs/Counterdefendants as a matter of law in connection with their right to inspect claim in their Third Amended Complaint; (iv) determined that Plaintiffs/Counterdefendants are not entitled to advancement of expenses incurred between May 21, 2012 and November 20, 2017, because this request seeks "reimbursement for fees relating to a proceeding that has concluded, and concluded with a ruling that definitively resolves the claims, at least at this juncture", and further determined that "[a]ccepting the extremely low good faith standard and providing advancement would require the court to ignore the findings that the court has made on the very claims that gave rise to the expenses that are the basis of the request"; and (v) determined that Plaintiffs/Counterdefendants are entitled to advancement of expenses related to the appeal of the Counterclaim, pending completion of the appellate proceedings, explaining that the "fact that this court found against Hamot and Siegel on the merits does not compel the conclusion that they could not entertain a good faith belief in the merits of their appeal" and that they met the low bar for showing their good faith belief that they will be successful on the counterclaim on appeal.

On June 29, 2018, Plaintiffs/Counterdefendants filed a Notice of Dismissal of Cross-Appeal in the Court of Special Appeals.

At this stage of the litigation, in light of the pendency of the appeal and Plaintiffs'/Counterdefendants' dismissal of their cross-appeal, it is impossible to reasonably determine the degree of probability related to the Company's success in relation to any of the assertions in the foregoing litigation.

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

Table of Content
Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $105,000 and $286,000 for the three and six months ended June 30, 2018, respectively, and $154,000 and $342,000 for the three and six months ended June 30, 2017, respectively. Additionally, as of June 30, 2018 and December 31, 2017, Mr. Wood owned 810,000 shares of the Company's Class A Common Stock and 50,000 shares of the Company's Class B Common Stock.

On March 31, 2015, the Company entered into the Porter Notes. Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $76,000 and $151,000 for the three and six months ended June 30, 2018, respectively, and $45,000 and $119,000 for the three and six months ended June 30, 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

On April 18, 2017, the Company redeemed all outstanding shares of the Senior Redeemable Preferred Stock, including 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford.

Table of Content
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

●	Cyber Operations and Defense ("CO&D"):
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

At June 30, 2018 and 2017, we had total backlog from existing contracts of approximately $261.4 million and $118.5 million, respectively.  Such backlog was $256.3 million at December 31, 2017. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of June 30, 2018 and 2017 was $70.2 million and $77.3 million, respectively. Funded backlog was $98.5 million at December 31, 2017.

Table of Content
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

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are indefinite delivery/indefinite quantity ("IDIQ") and government-wide acquisition contracts ("GWAC"), therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The period of performance for the original NETCENTS contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office ("GAO") that the U.S. Air Force re-evaluate proposals and make a new source selection decision. Subsequent to the Air Force's reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security's EAGLE II, GSA Alliant 2, and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II, or GSA Alliant 2 as it was not ready for agencies to use until July 1, 2018.

Table of Content
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

Table of Content
The principal element of the Company's operating expenses as a percentage of sales for the three and six months ended June 30, 2018 and 2017 are as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.4	65.0	66.9	64.2
Selling, general, and administrative expenses	28.4	41.4	30.0	41.6

Operating income (loss)	6.2	(6.4)	3.1	(5.8)

Other income	----	----	----	----
Interest expense	(4.9)	(7.9)	(5.0)	(7.4)

Income (loss) before income taxes	1.3	(14.3)	(1.9)	(13.2)
Provision for income taxes	----	(0.7)	(0.1)	(0.7)
Net income (loss)	1.3	(15.0)	(2.0)	(13.9)
Less: Net income attributable to non-controlling interest	(1.5)	(1.1)	(1.1)	(0.8)
Net loss attributable to Telos Corporation	(0.2)%	(16.1)%	(3.1)%	(14.7)%

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenue increased by 65.6% to $34.9 million for the second quarter of 2018, from $21.1 million for the same period in 2017. Services revenue increased to $30.9 million for the second quarter of 2018 from $18.4 million for the same period in 2017, primarily attributable to increases in sales of $8.4 million of CO&D's Secure Mobility deliverables, $2.4 million of Identity Management solutions, and $1.8 million of CO&D's Cyber Security deliverables, offset by a decrease in sales of $0.1 million of IT & Enterprise solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $4.1 million for the second quarter of 2018 from $2.7 million for the same period in 2017, primarily attributable to increases in sales of $1.6 million of CO&D's Cyber Security proprietary software deliverables, offset by a decrease in sales of $0.2 million of CO&D's Secure Mobility resold product deliverables.

Cost of sales increased to $22.9 million for the second quarter of 2018 from $13.7 million for the same period in 2017, primarily due to increases in revenue of $13.8 million, coupled with an increased cost of sales as a percentage of revenue of 0.5%. Cost of sales for services increased by $9.5 million, and as a percentage of services revenue increased by 4.3%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in CO&D's Secure Mobility deliverables. Cost of sales for products decreased by $0.3 million, and as a percentage of product revenue decreased by 28.8% due primarily to an increase in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of services revenue and the decrease in cost of sales as a percentage of product revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 63.4% to $12.1 million for the second quarter of 2018 from $7.4 million for the same period in 2017. Gross margin decreased to 34.6% in the second quarter of 2018, from 35.0% for the same period in 2017. Services gross margin decreased to 30.5% in 2018 from 34.8% in 2017 due to the change in program mix during the period as noted above, and product gross margin increased to 65.2% in 2018 from 36.4% in 2017, due primarily to an increase in proprietary software sales.

Table of Content
Selling, general, and administrative expense (SG&A) increased by 13.5% to $9.9 million for the second quarter of 2018, from $8.7 million for the same period in 2017, primarily attributable to the capitalization and related amortization of software development costs of $0.6 million, and increases in accrued bonuses of $0.4 million, labor costs of $0.3 million, and trade shows expenses of $0.2 million, offset by the decreases in outside services of $0.2 million and legal fees of $0.1 million.

Operating income was $2.2 million for the second quarter of 2018, compared to an operating loss of $1.4 million for the same period in 2017, due primarily to an increase in gross profit as noted above.

Interest expense increased by 3.0% to $1.7 million for the second quarter of 2018, from $1.7 million for the same period in 2017, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $6,000 for the second quarter of 2018, compared to $139,000 for the same period in 2017, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $87,000 for the second quarter of 2018, compared to $3.4 million for the same period in 2017, primarily attributable to the increase in operating income for the quarter as discussed above.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenue increased by 52.3% to $67.3 million for the six months ended June 30, 2018 from $44.2 million in the same period in 2017. Services revenue increased to $59.7 million for the six months ended June 30, 2018 from $38.1 million for the same period in 2017, primarily attributable to increases in sales of $13.0 million of CO&D's Secure Mobility deliverables, $5.9 million of Identity Management solutions, $2.6 million of CO&D's Cyber Security deliverables, and $0.1 million of IT & Enterprise solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $7.7 million for the six months ended June 30, 2018 from $6.1 million for the same period in 2017, primarily attributable to an increase in sales of $3.1 million of CO&D's Cyber Security proprietary software deliverables, offset by decreases in sales of $0.9 million of IT & Enterprise solutions, $0.4 million of CO&D's Secure Mobility deliverables, and $0.3 million of Identity Management solutions.

Cost of sales increased by 58.7% to $45.0 million for the six months ended June 30, 2018 from $28.4 million for the same period in 2017, primarily due to increases in revenue of $23.1 million, coupled with an increased cost of sales as a percentage of revenue of 2.7%. Cost of sales for services increased by $17.0 million, and as a percentage of services revenue increased by 4.7%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in CO&D's Secure Mobility deliverables. Cost of sales for products decreased by $0.3 million, and as a percentage of product revenue decreased by 15.1% due primarily to an increase in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of services revenue and the decrease in cost of sales as a percentage of product revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 40.9% to $22.3 million for the six months ended June 30, 2018 from $15.8 million compared to the same period in 2017, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin decreased to 33.1% for the six months ended June 30, 2018, from 35.8% in the same period in 2017.

SG&A expense increased by 9.7% to $20.2 million for the six months ended June 30, 2018 from $18.4 million for the same period in 2017, primarily attributable to the capitalization and related amortization of software development costs of $0.4 million, and the increases in accrued bonuses of $0.5 million, labor costs of $0.6 million, trade shows expenses of $0.3 million, and legal fees of $0.1 million.

Operating income was $2.1 million for the six months ended June 30, 2018, compared to an operating loss of $2.6 million for the same period in 2017, due primarily to an  increase in gross profit offset by an increase in SG&A as noted above.

Interest expense increased by 3.5% to $3.4 million for the six months ended June 30, 2018, from $3.3 million for the same period in 2017, primarily due to an increase in interest on the EnCap senior term loan.

Table of Content
Income tax provision was $65,000 for the six months ended June 30, 2018, compared to $318,000 for the same period in 2017, which is based on the estimated annual effective tax rate applied to the pretax loss for the six month period, adjusted for the income tax provision previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $2.1 million for the six months ended June 30, 2018, compared to $6.5 million for the same period in 2017, primarily attributable to the increase in operating income as discussed above.

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

While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact our availability under our credit arrangements. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize cash resources without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our cash resources without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on our cash resources, our financing arrangements, and therefore ultimately our liquidity.

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

Our working capital was $(1.2) million and $(4.1) million as of June 30, 2018 and December 31, 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $3.5 million for the six months ended June 30, 2018, compared to $4.0 million cash used in operating activities for the same period in 2017. Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $1.3 million for the six months ended June 30, 2018, compared to $6.1 million for the six months ended June 30, 2017.

Cash used in investing activities was approximately $1.8 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively, due primarily to the capitalization of software development costs of $0.8 million for each of the six months ended June 30, 2018 and 2017, and the purchase of property and equipment.

Table of Content
Cash used in financing activities for the six months ended June 30, 2018 was $1.4 million, compared to $4.5 million cash provided by financing activities for the same period in 2017, primarily attributable to the distribution of $0.9 million to the Telos ID Class B member for the six months ended June 30, 2018, compared to the proceeds of $9.4 million from the EnCap senior term loan, offset by distribution of $2.3 million to the Telos ID Class B member, and the redemption of $2.1 million senior preferred stock for the six months ended June 30, 2017.

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

Table of Content
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

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).  The increase in interest expense was paid in cash during the three months ended June 30, 2018. Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap. As of June 30, 2018, we were in compliance with the Credit Agreement's financial covenants.

We incurred interest expense in the amount of $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, under the Credit Agreement.

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

Table of Content
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

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the "Financing Agreement") with Action Capital Corporation ("Action Capital"), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the "Acceptable Accounts"). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement has a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. On August 13, 2018, the Financing Agreement was extended through January 2, 2019. No fee or consideration of any kind was paid in connection with this extension.

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

As of June 30, 2018, there were no outstanding borrowings under the Financing Agreement.

Table of Content
Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes ("Porter Notes") with affiliated entities of Mr. John R. C. Porter (together referenced as "Porter"). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. According to the terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $76,000 and $151,000 for the three and six months ended June 30, 2018, respectively, and $45,000 and $119,000 for the three and six months ended June 30, 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2018 and December 31, 2017 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Table of Content
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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2018.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $101.6 million and $99.7 million as of June 30, 2018 and December 31, 2017, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2018 and 2017, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Table of Content
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

We accrued dividends on the Senior Redeemable Preferred Stock of $3,000 and $20,000 for the three and six months ended June 30, 2017, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, "Distinguishing Liabilities from Equity," on July 1, 2003, such dividends were charged to stockholders' deficit.

In accordance with the requirements of the Second Amendment to the EnCap Credit Agreement, we redeemed all outstanding shares of the Senior Redeemable Preferred Stock on April 18, 2017 for $2.1 million.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
Except as set forth below, during the three months ended June 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 2, 2018.

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

Table of Content
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

Contracts are routinely and often modified to account for changes in contract requirements, specifications, quantities, or price.  Depending on the nature of the modification, we determine whether to account for the modification as an adjustment to the existing contract or as a new contract.  Generally, modifications are not distinct from the existing contract due to the significant interrelatedness of the performance obligations and are therefore accounted for as an adjustment to the existing contract, and recognized as a cumulative adjustment to revenue (as either an increase or reduction of revenue) based on the modification's effect on progress toward completion of a performance obligation.

Table of Content
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

Table of Content
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 N/A.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended June 30, 2018 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Table of Content
Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $101.6 million and $99.7 million in cash dividends as of June 30, 2018  and December 31, 2017, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Table of Content
Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1*	Amendment to Financing and Security Agreement Between Action Capital Corporation and Telos Corporation dated August 13, 2018
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*   filed herewith
** in accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed"

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)