Form 10-Q
period 2018-09-30
TELOS CORP
filed 2018-11-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018

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

As of November 7, 2018, the registrant had outstanding 45,168,461 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Services	$32,067	$19,149	$91,739	$57,246
Products	2,628	9,094	10,300	15,204
	34,695	28,243	102,039	72,450
Costs and expenses
Cost of sales - Services	17,143	12,206	59,119	37,219
Cost of sales - Products	1,265	6,775	4,323	10,134
	18,408	18,981	63,442	47,353
Selling, general and administrative expenses	9,851	9,296	30,027	27,684
Operating income (loss)	6,436	(34)	8,570	(2,587)
Other income (expense)
Other income	3	1	10	7
Interest expense	(1,717)	(1,722)	(5,101)	(4,993)
Income (loss) before income taxes	4,722	(1,755)	3,479	(7,573)
Benefit (provision) for income taxes (Note 7)	106	(211)	41	(529)
Net income (loss)	4,828	(1,966)	3,520	(8,102)
Less: Net income attributable to non-controlling interest (Note 2)	(715)	(1,078)	(1,480)	(1,430)
Net income (loss) attributable to Telos Corporation	$4,113	$(3,044)	$2,040	$(9,532)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$4,828	$(1,966)	$3,520	$(8,102)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2)	6	(9)	7
Total other comprehensive (loss) income, net of tax	(2)	6	(9)	7
Less: Comprehensive income attributable to non-controlling interest	(715)	(1,078)	(1,480)	(1,430)
Comprehensive income (loss) attributable to Telos Corporation	$4,111	$(3,038)	$2,031	$(9,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$415	$600
Accounts receivable, net of reserve of $300 and $411, respectively (Note 1)	26,262	24,520
Inventories, net of obsolescence reserve of $916 and $1,484, respectively (Note 1)	8,776	13,520
Deferred program expenses	290	2,071
Other current assets	2,330	1,439
Total current assets	38,073	42,150
Property and equipment, net of accumulated depreciation of $27,906 and $25,841, respectively	17,024	16,344
Goodwill (Note 3)	14,916	14,916
Other assets	961	1,011
Total assets	$70,974	$74,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$19,885	$25,693
Accrued compensation and benefits	6,713	7,456
Contract liabilities (Note 1 and 5)	4,464	10,073
Capital lease obligations – short-term	1,089	1,013
Other current liabilities	1,909	1,990
Total current liabilities	34,060	46,225

Senior term loan, net of unamortized discount and issuance costs (Note 5)	10,931	10,786
Subordinated debt (Note 5)	2,518	2,289
Capital lease obligations	17,154	17,980
Deferred income taxes (Note 7)	779	741
Public preferred stock (Note 6)	134,432	131,565
Other liabilities (Note 7)	883	872
Total liabilities	200,757	210,458

Commitments and contingencies (Note 8)	--	--

Stockholders' deficit
Telos stockholders' deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	23	32
Accumulated deficit	(135,449)	(141,370)
Total Telos stockholders' deficit	(131,038)	(136,950)
Non-controlling interest in subsidiary (Note 2)	1,255	913
Total stockholders' deficit	(129,783)	(136,037)
Total liabilities, redeemable preferred stock, and stockholders' deficit	$70,974	$74,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$3,520	$(8,102)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Dividends of preferred stock as interest expense	2,867	2,887
Depreciation and amortization	2,148	1,414
Amortization of debt issuance costs	145	115
Deferred income tax provision	38	189
Other noncash items	216	(2)
Changes in other operating assets and liabilities	(4,399)	575
Cash provided by (used in) operating activities	4,535	(2,924)

Investing activities:
Capitalized software development costs	(1,319)	(1,111)
Purchases of property and equipment	(1,513)	(445)
Cash used in investing activities	(2,832)	(1,556)

Financing activities:
Proceeds from senior term loan	--	9,439
Redemption of senior preferred stock	--	(2,112)
Payments under capital lease obligations	(750)	(680)
Distributions to Telos ID Class B member - non-controlling interest	(1,138)	(2,573)
Cash (used in) provided by financing activities	(1,888)	4,074

Decrease in cash and cash equivalents	(185)	(406)
Cash and cash equivalents, beginning of period	600	659

Cash and cash equivalents, end of period	$415	$253

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,860	$1,773
Income taxes	$19	$25

Noncash:
Dividends of preferred stock as interest expense	$2,867	$2,887
Debt issuance costs and prepayment of interest on senior term loan	$--	$1,561
Gain on extinguishment of subordinated debt	$--	$1,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(amounts in thousands)

	Telos Corporation
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit
For the Three Months Ended September 30, 2018
Beginning balance	$78	$4,310	$25	$(139,562)	$773	$(134,376)
Net income	--	--	--	4,113	715	4,828
Foreign currency translation loss	--	--	(2)	--	--	(2)
Distributions	--	--	--	--	(233)	(233)
Ending balance	$78	$4,310	$23	$(135,449)	$1,255	$(129,783)
For the Three Months Ended September 30, 2017
Beginning balance	$78	$4,283	$26	$(142,025)	$235	$(137,403)
Net (loss) income	--	--	--	(3,044)	1,078	(1,966)
Gain on extinguishment of subordinated debt	--	27	--	--	--	27
Foreign currency translation gain	--	--	6	--	--	6
Distributions	--	--	--	--	(227)	(227)
Ending balance	$78	$4,310	$32	$(145,069)	$1,086	$(139,563)
For the Nine Months Ended September 30, 2018
Beginning balance	$78	$4,310	$32	$(141,370)	$913	$(136,037)
Net income	--	--	--	2,040	1,480	3,520
Cumulative effect adjustment due to change in accounting policy	--	--	--	3,881	--	3,881
Foreign currency translation loss	--	--	(9)	--	--	(9)
Distributions	--	--	--	--	(1,138)	(1,138)
Ending balance	$78	$4,310	$23	$(135,449)	$1,255	$(129,783)
For the Nine Months Ended September 30, 2017
Beginning balance	$78	$3,229	$25	$(135,537)	$2,229	$(129,976)
Net (loss) income	--	--	--	(9,532)	1,430	(8,102)
Gain on extinguishment of subordinated debt	--	1,031	--	--	--	1,031
Stock-based compensation	--	50	--	--	--	50
Foreign currency translation gain	--	--	7	--	--	7
Distributions	--	--	--	--	(2,573)	(2,573)
Ending balance	$78	$4,310	$32	$(145,069)	$1,086	$(139,563)

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

As a result of the adoption of the ASC 606 standard on January 1, 2018, we determined that certain contractual arrangements required adjustment in order to appropriately reflect revenue recognition under the new standard.  For contracts for term-based license subscriptions that were in process at January 1, 2018, it was determined that the license was a distinct performance obligation where transfer of control of the license to the customer had occurred. Accordingly, the amount of revenue allocated to those performance obligations was reflected in the cumulative adjustment to our accumulated deficit in accordance with our election of the modified retrospective transition method as prescribed by the new standard.  This adjustment included two contracts for an aggregate cumulative adjustment to decrease accumulated deficit of $3.9 million, which adjusted contract liabilities by the same amount. The remaining performance obligations under the contracts were adjusted to reflect the adjusted allocation of the transaction price to these performance obligations. Additionally, upon adoption of the new standard it was determined that certain contractual arrangements for the provision of resold information technology products that had previously been accounted for on a gross revenue basis under the prior standard would appropriately be recognized on a net revenue basis and reflected in services revenue.  There were no contracts of this type in process that were included in the accumulated deficit adjustment.

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

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The guidance in this update supersedes the requirements in Accounting Standards Codification ("ASC") Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. This update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provides an alternative modified retrospective transition method. Under this new transition method, an entity initially applies this new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retaining earnings in the period of adoption.  The effective date of the amendments in this ASU related to transition are the same as the effective date for ASU 2016-02. We are currently assessing the impact the adoption of this ASU will have on our condensed consolidated financial position, results of operations and cash flows.  We expect to recognize increases in reported amounts for property and equipment, and related lease liabilities upon the adoption of this standard, and are still evaluating the impact it will have on results of operations.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement", which modifies the disclosure requirement for fair value measurement under ASC 820 to improve the effectiveness of such disclosures. Those modification include the removal and addition of disclosure requirement as well as clarifying specific disclosure requirements.  This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

Our contracts may include various types of variable consideration, such as claims (for instance indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular DCAA audits of incurred cost submissions. This resulted in signed final rate agreement letters for 2011 to 2013 and conformed incurred cost submissions for 2014 to 2015. We evaluated the resulting changes to revenue under the applicable cost plus fixed fee contracts for the years 2011 to 2015 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We have included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $5.6 million in the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Federal	$32,784	$26,358	$95,354	$68,040
State & Local, and Commercial	1,911	1,885	6,685	4,410
Total	$34,695	$28,243	$102,039	$72,450

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Firm fixed-price	$21,154	$24,314	$74,249	$59,782
Time-and-materials	4,404	2,336	12,260	7,466
Cost plus fixed fee	9,137	1,593	15,530	5,202
Total	$34,695	$28,243	$102,039	$72,450

The following table discloses contract receivables (in thousands):

	September 30, 2018	January 1, 2018	December 31, 2017
Billed accounts receivable	$10,485	$11,736	$11,736
Unbilled receivables	16,077	13,195	13,195
Allowance for doubtful accounts	(300)	(411)	(411)
Receivables – net	$26,262	$24,520	$24,520

The following table discloses contract liabilities (in thousands):

	September 30, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$4,464	$10,073	$10,073

As of September 30, 2018, we had $91.1 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 41.8% of our remaining performance obligations as revenue in 2018, an additional 56.4% by 2020 and the balance thereafter.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three and nine months ended September 30, 2018, the Company sold approximately $6.0 million and $11.1 million of receivables, respectively, and recognized a related loss of approximately $21,000 and $39,000 in selling, general and administrative expenses, respectively, for the same period. During the three and nine months ended September 30, 2017, the Company sold approximately $13.9 million and $22.1 million of receivables, respectively, and recognized a related loss of approximately $49,000 and $78,000 in selling, general and administrative expenses, respectively, for the same period. As of September 30, 2018, the balance of the sold receivables was approximately $2.9 million, and the related deferred price was approximately $0.4 million. As of December 31, 2017, there were no outstanding sold receivables.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory is $9.7 million and $15.0 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, it is management's judgment that we have fully provided for any potential inventory obsolescence, which was $0.9 million and $1.5 million as of September 30, 2018 and December 31, 2017, respectively.

Software Development Costs
Software development costs for software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of September 30, 2018, we capitalized $2.8 million of software development costs, which are included as a part of property and equipment. Amortization expense was $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. Accumulated amortization was $0.9 million as of September 30, 2018. There was no amortization expense for the three and nine months ended September 30, 2017. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740-10, "Income Taxes."  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2018 and December 31, 2017. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remains on our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at September 30, 2018 and December 31, 2017.

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

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, "Stock Compensation," for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants in 2018. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of September 30, 2018, there were 2,457,500 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders' deficit consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Cumulative foreign currency translation loss	$(84)	$(75)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$23	$32

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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $0.7 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, and $1.1 million and $1.4 million for the three and nine months ended September 30, 2017, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID's Board of Directors, in accordance with the Operating Agreement. The Class B member received a total $0.2 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, of such distributions.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-controlling interest, beginning of period	$773	$235	$913	$2,229
Net income	715	1,078	1,480	1,430
Distributions	(233)	(227)	(1,138)	(2,573)
Non-controlling interest, end of period	$1,255	$1,086	$1,255	$1,086

Note 3.  Goodwill
The goodwill balance was $14.9 million as of September 30, 2018 and December 31, 2017. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of September 30, 2018, no impairment charges were taken.

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

As of September 30, 2018 and December 31, 2017, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of September 30, 2018 and December 31, 2017, the carrying value of the Company's 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the "Public Preferred Stock") was $134.4 million and $131.6 million, respectively, and the estimated fair market value was $41.2 million and $42.2 million, respectively, based on quoted market prices.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of September 30, 2018 and December 31, 2017, the accounts payable and other accrued payables consisted of $16.9 million and $15.4 million, respectively, in trade account payables and $3.0 million and $10.3 million, respectively, in accrued payables.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of September 30, 2018 and December 31, 2017, the contract liabilities primarily consisted of product support services.

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

All borrowings under the Credit Agreement accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

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

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan). The increase in interest expense was paid in cash during the six months ended September 30, 2018.  Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap. As of September 30, 2018, we were in compliance with the Credit Agreement's financial covenants.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Senior term loan, including exit fee	$11,825	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(894)	(1,039)
Senior term loan, net	$10,931	$10,786

We incurred interest expense in the amount of $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, under the Credit Agreement.

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

As of September 30, 2018, there were no outstanding borrowings under the Financing Agreement.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $78,000 and $229,000 for three and nine months ended September 30, 2018, respectively, and $99,000 and $218,000 for the three and nine months ended September 30, 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Note 6.  Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2018 and December 31, 2017 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2018.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $102.6 million and $99.7 million as of September 30, 2018 and December 31, 2017, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2018 and 2017, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. For the three and nine months ended September 30, 2018 and 2017, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income (loss) for all periods. Accordingly, we recorded an approximately $106,000 and $41,000 income tax benefit for the three and nine months ended September 30, 2018, respectively, and $211,000 and $529,000 income tax provision for the three and nine months ended September 30, 2017, respectively.

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

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2018 and December 31, 2017. Under the Tax Act, we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes and, as a result, a deferred tax liability related to goodwill of $779,000 and $741,000 remains on our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

Under the provisions of ASC 740-10, we determined that there were approximately $700,000 and $677,000 of unrecognized tax benefits, including $289,000 and $266,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $4.0 million and $(4.1) million as of September 30, 2018 and December 31, 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P., et al. v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, on October 17, 2005, Costa Brava Partnership III, L.P. ("Costa Brava"), a holder of our Public Preferred Stock, filed a lawsuit against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the "Circuit Court"). A second holder of the Company's Public Preferred Stock, Wynnefield Small Cap Value, L.P. ("Wynnefield"), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as "Plaintiffs").  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company's Class A common stock. As of September 30, 2018, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, resepectively, of the outstanding Public Preferred Stock. There have been no material developments in this litigation during the three month period ended September 30, 2018, and the matter remains pending.

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

On or about July 6, 2018, the attorneys representing Mr. Hamot filed a Notice of Substitution of Party in the Circuit Court and the Court of Special Appeals, providing notice that Mr. Steven Tannanbaum was appointed and qualified as the Special Personal Representative of the Estate of Mr. Seth Hamot to represent the estate in the litigation.

The briefing on Telos' appeal was completed and oral argument on Telos' appeal was held before the Court of Special Appeals on October 3, 2018.  The appeal remains pending.

On September 21, 2018, Plaintiffs filed in the Circuit Court a Motion for Entry of Money Judgment of Advancement Fees and Expenses, or, in the Alternative, for Order that Telos Corporation Show Cause Why Telos Corporation Should Not be Held in Contempt for Failing to Comply with this Court's June 27, 2018 Order Directing Telos Corporation to Pay Advancement Fees and Expenses.  Telos filed its Opposition to the Motion on October 9, 2018.  The matter remains pending.

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

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $106,000 and $392,000 for the three and nine months ended September 30, 2018, respectively, and $77,000 and $420,000 for the three and nine months ended September 30, 2017, respectively. Additionally, as of September 30, 2018 and December 31, 2017, Mr. Wood owned 810,000 shares of the Company's Class A Common Stock and 50,000 shares of the Company's Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $78,000 and $229,000 for the three and nine months ended September 30, 2018, respectively, and $99,000 and $218,000 for the three and nine months ended September 30, 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

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

At September 30, 2018 and 2017, we had total backlog from existing contracts of approximately $303.9 million and $153.2 million, respectively.  Such backlog was $256.3 million at December 31, 2017. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customer.

Funded backlog as of September 30, 2018 and 2017 was $91.1 million and $92.5 million, respectively. Funded backlog was $98.5 million at December 31, 2017.

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

On September 28, 2018 the Department of Defense and Labor, Health and Human Services, and Education Appropriations Act, 2019 and Continuing Appropriations Act, 2019 (the Appropriations Act) was passed by Congress and signed into law. The Appropriations Act provides discretionary funding for the Department of Defense (DoD) and the other titled agencies for fiscal year (FY) 2019 (the U.S. Government's fiscal year begins on October 1 and ends on September 30). The Appropriations Act provides funding for the DoD for FY 2019 of $674.4 billion and the previously enacted Military Construction and Veteran's Affairs appropriations provides additional funding for the DoD for FY 2019 of $10.3 billion, bringing total funding for the DoD for FY 2019 to $685 billion, which is comprised of $617 billion in base funding and $68 billion for the Overseas Contingency Operations (OCO) account to support the Global War on Terrorism (GWOT). The Appropriations Act adheres to the recently enacted Bipartisan Budget Act of 2018 (BBA of 2018), which provided an additional $80 billion for national defense over two years in FY 2018 and FY 2019. This was the largest year over year increase in base funding for the DoD in 15 years. Additionally, the Appropriations Act included a continuing resolution which funds the remainder of the U.S. Government agencies and departments through December 7, 2018.

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

The principal element of the Company's operating expenses as a percentage of sales for the three and nine months ended September 30, 2018 and 2017 are as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.1	67.2	62.2	65.4
Selling, general, and administrative expenses	28.4	32.9	29.4	38.2

Operating income (loss)	18.5	(0.1)	8.4	(3.6)

Other income	----	----	----	----
Interest expense	(4.9)	(6.1)	(5.0)	(6.9)

Income (loss) before income taxes	13.6	(6.2)	3.4	(10.5)
Benefit (provision) for income taxes	0.3	(0.7)	----	(0.7)
Net income (loss)	13.9	(6.9)	3.4	(11.2)
Less: Net income attributable to non-controlling interest	(2.1)	(3.8)	(1.4)	(2.0)
Net income (loss) attributable to Telos Corporation	11.8%	(10.7)%	2.0%	(13.2)%

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenue increased by 22.8% to $34.7 million for the third quarter of 2018, from $28.2 million for the same period in 2017. Services revenue increased to $32.1 million for the third quarter of 2018 from $19.1 million for the same period in 2017, primarily attributable to increases in sales of $8.2 million of CO&D's Secure Mobility deliverables which included $5.6 million of revenue accruals for multiple contracts as a result of several years of cumulative indirect rate adjustments, $2.3 million of CO&D's Cyber Security deliverables, and $2.4 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $2.6 million for the third quarter of 2018 from $9.1 million for the same period in 2017, primarily attributable to decreases in sales of $6.1 million of Identity Management solutions, $1.1 million of CO&D's Secure Mobility resold product deliverables, offset by an increase in sales of $0.7 million of CO&D's Cyber Security proprietary software deliverables.

Cost of sales decreased to $18.4 million for the third quarter of 2018 from $19.0 million for the same period in 2017, primarily due to a decreased cost of sales as a percentage of revenue of 14.1%. Cost of sales for services increased by $4.9 million, and as a percentage of services revenue decreased by 10.3%, primarily due to the revenue accruals related to indirect rate adjustments discussed above which did not include direct costs in CO&D's Secure Mobility deliverables. Cost of sales for products decreased by $5.5 million, and as a percentage of product revenue decreased by 26.4% due primarily to an increase in proprietary software sales which carry lower cost of sales. The decrease in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 75.8% to $16.3 million for the third quarter of 2018 from $9.3 million for the same period in 2017. Gross margin increased to 46.9% in the third quarter of 2018, from 32.8% for the same period in 2017. Services gross margin increased to 46.5% in 2018 from 36.3% in 2017, primarily due to the revenue accruals related to indirect rate adjustments discussed above, and product gross margin increased to 51.9% in 2018 from 25.5% in 2017, due primarily to an increase in proprietary software sales.

Selling, general, and administrative expense (SG&A) increased by 6.0% to $9.9 million for the third quarter of 2018 from $9.3 million for the same period in 2017, primarily attributable to the capitalization and related amortization of software development costs of $0.1 million, and the increases in accrued bonuses of $0.6 million, legal fees of $0.2 million, offset by the decreases in outside services of $0.2 million, and trade shows expenses of $0.1 million.

Operating income was $6.4 million for the third quarter of 2018, compared to an operating loss of $34,000 for the same period in 2017, due primarily to an increase in gross profit as noted above.

Interest expense was $1.7 million for both the third quarter of 2018 and 2017.

Income tax benefit was $106,000 for the third quarter of 2018, compared to income tax provision of $211,000 for the same period in 2017, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter, based on our expectation of pretax loss for the fiscal year.

Net income attributable to Telos Corporation was $4.1 million for the third quarter of 2018, compared to net loss of $3.0 million for the same period in 2017, primarily attributable to the increase in operating income for the quarter as discussed above.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenue increased by 40.8% to $102.0 million for the nine months ended September 30, 2018 from $72.5 million in the same period in 2017. Services revenue increased to $91.7 million for the nine months ended September 30, 2018 from $57.2 million for the same period in 2017, primarily attributable to increases in sales of $21.2 million of CO&D's Secure Mobility deliverables, which included $5.6 million of revenue accruals for multiple contracts as a result of several years of cumulative indirect rate adjustments, $8.1 million of Identity Management solutions, $5.1 million of CO&D's Cyber Security deliverables, and $0.1 million of IT & Enterprise solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $10.3 million for the nine months ended September 30, 2018 from $15.2 million for the same period in 2017, primarily attributable to decreases in sales of $6.4 million of Identity Management solutions, $1.5 million of CO&D's Secure Mobility deliverables, and $1.0 million of IT & Enterprise solutions, offset by an increase in $3.9 million of CO&D's Cyber Security proprietary software deliverables.

Cost of sales increased by 34.0% to $63.4 million for the nine months ended September 30, 2018 from $47.4 million for the same period in 2017, primarily due to increases in revenue of $29.6 million, coupled with a decreased cost of sales as a percentage of revenue of 3.2%. Cost of sales for services increased by $22.0 million, and as a percentage of services revenue decreased by 0.6%, primarily due to the revenue accruals related to indirect rate adjustments discussed above which did not include direct costs. Cost of sales for products decreased by $5.8 million, and as a percentage of product revenue decreased by 24.7% due primarily to an increase in proprietary software sales which carry lower cost of sales. The decrease in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 53.8% to $38.6 million for the nine months ended September 30, 2018 from $25.1 million compared to the same period in 2017, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin increased to 37.8% for the nine months ended September 30, 2018, from 34.6% in the same period in 2017, primarily due to the revenue accruals related to indirect rate adjustments discussed above.

SG&A expense increased by 8.5% to $30.0 million for the nine months ended September 30, 2018 from $27.7 million for the same period in 2017, primarily attributable to the capitalization and related amortization of software development costs of $0.5 million, and the increases in accrued bonuses of $1.1 million, labor costs of $0.7 million, legal fees of $0.3 million, and trade shows expenses of $0.2 million, offset by a decrease in outside services of $0.6 million.

Operating income was $8.6 million for the nine months ended September 30, 2018, compared to an operating loss of $2.6 million for the same period in 2017, due primarily to an increase in gross profit offset by an increase in SG&A as noted above.

Interest expense increased by 2.2% to $5.1 million for the nine months ended September 30, 2018, from $5.0 million for the same period in 2017, primarily due to an increase in interest on the EnCap senior term loan.

Income tax benefit was $41,000 for the nine months ended September 30, 2018, compared to income tax provision of $529,000 for the same period in 2017, which is based on the estimated annual effective tax rate applied to the pretax income for the nine month period, adjusted for the income tax provision previously provided, based on our expectation of pretax loss for the fiscal year.

Net income attributable to Telos Corporation was $2.0 million for the nine months ended September 30, 2018, compared to net loss of $9.5 million for the same period in 2017, primarily attributable to the increase in operating income as discussed above.

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

Our working capital was $4.0 million and $(4.1) million as of September 30, 2018 and December 31, 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap, RCA and Action Capital, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $4.5 million for the nine months ended September 30, 2018, compared to $2.9 million cash used in operating activities for the same period in 2017. Cash provided by or used in operating activities is primarily driven by the Company's operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net income was $3.5 million for the nine months ended September 30, 2018, compared to net loss of $8.1 million for the nine months ended September 30, 2017.

Cash used in investing activities was approximately $2.8 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively, due to the capitalization of software development costs of $1.3 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively, and the purchase of property and equipment of $1.5 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Cash used in financing activities for the nine months ended September 30, 2018 was $1.9 million, compared to $4.1 million cash provided by financing activities for the same period in 2017, primarily attributable to the distribution of $1.1 million to the Telos ID Class B member for the nine months ended September 30, 2018, compared to the proceeds of $9.4 million from the EnCap senior term loan, offset by distribution of $2.6 million to the Telos ID Class B member, and the redemption of $2.1 million senior preferred stock for the nine months ended September 30, 2017.

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

All borrowings under the Credit Agreement accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

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

On March 30, 2018, the Credit Agreement was amended (the "Third Amendment") to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company's projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).  The increase in interest expense was paid in cash during the three months ended September 30, 2018. Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company's Class A Common Stock owned by him to EnCap. As of September 30, 2018, we were in compliance with the Credit Agreement's financial covenants.

We incurred interest expense in the amount of $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, under the Credit Agreement.

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

As of September 30, 2018, there were no outstanding borrowings under the Financing Agreement.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $78,000 and $229,000 for the three and nine months ended September 30, 2018, respectively, and $99,000 and $218,000 for the three and nine months ended September 30, 2017, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company's stockholders' deficit as of December 31, 2017.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2018 and December 31, 2017 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2018.  This classification is consistent with ASC 210-10, "Balance Sheet" and 470-10, "Debt" and the FASB ASC Master Glossary definition of "Current Liabilities."

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $102.6 million and $99.7 million as of September 30, 2018 and December 31, 2017, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2018 and 2017, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders' accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
Except as set forth below, during the three months ended September 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 2, 2018.

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

Our contracts may include various types of variable consideration, such as claims (for instance indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular DCAA audits of incurred cost submissions.  This resulted in signed final rate agreement letters for 2011 to 2013 and conformed incurred cost submissions for 2014 to 2015. We evaluated the resulting changes to revenue under the applicable cost plus fixed fee contracts for the years 2011 to 2015 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We have included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $5.6 million in the current period.

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

As a result of the adoption of the ASC 606 standard on January 1, 2018, we determined that certain contractual arrangements required adjustment in order to appropriately reflect revenue recognition under the new standard.  For contracts for term-based license subscriptions that were in process at January 1, 2018 it was determined that the license was a distinct performance obligation where transfer of control of the license to the customer had occurred. Accordingly, the amount of revenue allocated to those performance obligations was reflected in the cumulative adjustment to our accumulated deficit in accordance with our election of the modified retrospective transition method as prescribed by the new standard.  This adjustment included two contracts for an aggregate cumulative adjustment to decrease accumulated deficit of $3.9 million.  The remaining performance obligations under the contracts were adjusted to reflect the adjusted allocation of the transaction price to these performance obligations. Additionally, upon adoption of the new standard it was determined that certain contractual arrangements for the provision of resold information technology products that had previously been accounted for on a gross revenue basis under the prior standard would appropriately be recognized on a net revenue basis and reflected in services revenue.  There were no contracts of this type in process that were included in the accumulated deficit adjustment.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 N/A.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018, was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended September 30, 2018 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $102.6 million and $99.7 million in cash dividends as of September 30, 2018  and December 31, 2017, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the Credit Agreement and the Porter Notes to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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

Date: November 14, 2018	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)