Form 10-K
period 2018-12-31
TELOS CORP
filed 2019-04-01
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018:  Not applicable

As of March 25, 2019, the registrant had outstanding 45,158,460 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 14, 2019.

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

While we were incorporated in 1971, we liquidated and/or sold our original businesses and refocused on delivering secure solutions beginning in 1997. Our Company includes Telos Corporation, Xacta Corporation, Teloworks, Inc., and a 50% interest in Telos Identity Management Solutions, LLC (“Telos ID”).

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

Achieving Regulatory Compliance. From embedding the latest security standards in our information assurance software, to complying with network security requirements on a particular military base, our solutions give our customers confidence in their ability to meet established security regulations.

Ensuring the Reliability of Operations. Our testing is comprehensive, assuring our customers of a dependable product when delivered. Our support is worldwide, extending from helpdesk resources for government agencies and our commercial customers throughout the country to field support overseas.

Leveraging Customers’ Existing Infrastructure. Our pre-deployment assessment of our customers’ environments, ranging from secure network site surveys to evaluations of physical security access, assures our customers of the technical and operational compatibility of our solutions.

Selected Examples of How We Accomplish Our Mission

We protect the systems of our customers through the development and delivery of our Xacta software (“Xacta”). Xacta is the premier solution for continuous assessment and authorization, and is used throughout the Department of Defense (“DoD”), intelligence communities and civilian government, as well as by commercial businesses. We have performed thousands of certifications and our product has been adopted by numerous enterprises as their solution of choice for risk management and ongoing compliance.

We streamline and automate the process of selecting, applying, and monitoring security controls for cloud-based systems and applications so that security-conscious organizations can migrate their workloads to the cloud faster and more efficiently. Our solutions make it easier to automate compliance and generate associated documentation, streamlining our customers’ ability to demonstrate that they meet the relevant security standards in their respective industries.

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

We protect and enhance the communications of our customers through the development and delivery of our Telos Automated Message Handling System (“AMHS”), which has been adopted by the DoD to carry all official message traffic and is implemented throughout all branches of the military, the intelligence community, and other critical civilian agencies. AMHS is also used by U.S. Central Command to meet its critical organization and communications requirements in the CENTCOM Theater of Operations including Iraq and Afghanistan.

Through an exclusive subcontractor relationship with Telos ID, we assess, design, and deliver identity and access solutions to protect national security assets, people, and facilities. Among these programs is the leading designated aviation channeling service for the general aviation industry, serving nearly 90 airports, airlines, and aviation customers across the country. Telos ID also supports the premier federal identity application, which has issued almost 45,700,000 smart card based secure credentials for active duty uniformed service personnel, Selected Reserve, DoD civilian employees, and eligible contractor personnel. Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants, and government contractors in specified operational theaters. This system has captured over 597,000,000 scans by more than 2,900,000 U.S. Government, U.S. Military and company contractors since its inception.

We would not be able to design, deliver, install, and support any of our solutions without our employees. They are a vital element of our success. We provide competitive pay and benefits and a work environment that promotes employee retention.

Solutions for Our Customers

Our solution development philosophy involves responding to proven market demand with rapid development and continuous innovation in an effort to meet and anticipate our customers’ dynamic and evolving requirements.

Our solutions consist of the following:

●	Cyber Operations and Defense (CO&D):
o
Cyber Security – Solutions and services that assure the security of our customers’ information, systems, and networks, including the Xacta suite for IT governance, risk management, and compliance. Our information and cyber security consulting services include security assessments, digital forensics, and continuous compliance monitoring.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACs”) which are generally firm fixed-priced or time-and-materials contracts. For 2018, 2017, and 2016, the Company’s revenue derived from firm fixed-price contracts was 74.9%, 83.1%, and 76.0%, respectively, cost plus contracts was 12.9%, 7.4%, and 16.4%,  respectively, and time-and-material contracts was 12.2%, 9.5%, and 7.6%, respectively.

We derive a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions and services provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and services and outsourcing product sales, as well as designing and delivering Telos manufactured technology products. In general, we believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts.

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

We derived a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2018		2017		2016
			(dollar amounts in thousands)

Federal	$129,279	93.7%	$101,519	94.2%	$130,415	96.7%
State & Local, and Commercial	8,737	6.3%	6,208	5.8%	4,453	3.3%
Total	$138,016	100.0%	$107,727	100.0%	$134,868	100.0%

We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners.

Our People and Culture

As of December 31, 2018, we employed 627 people, which includes 65 from Teloworks, and 99 from Telos ID. Of our employees, 408 hold security clearances of secret or higher.

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

Government Contracts and Regulation

Our business is heavily regulated. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. These laws and regulations, among other things:

●	impose specific and unique cost accounting practices that may differ from Generally Accepted Accounting Principles (“GAAP”) in the United States of America and therefore require reconciliation;

●	impose acquisition regulations that define reimbursable and non-reimbursable costs; and

●	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

At December 31, 2018 and 2017, we had total backlog from existing contracts of approximately $290.8 million and $256.3 million, respectively.  Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of December 31, 2018 and 2017 was $79.3 million and $98.5 million, respectively.

While backlog remains a measurement consideration, in recent years we, as well as other U.S. Government contractors, experienced a material change in the manner in which the U.S. Government procures equipment and services. These procurement changes include the growth in the use of General Services Administration ("GSA") schedules which authorize agencies of the U.S. Government to purchase significant amounts of equipment and services. The use of the GSA schedules results in a significantly shorter and much more flexible procurement cycle, as well as increased competition with many companies holding such schedules. Along with the GSA schedules, the U.S. Government is awarding a large number of omnibus contracts with multiple awardees. Such contracts generally require extensive marketing efforts by the multiple awardees to procure business under the omnibus contract through separate task or delivery orders. The use of GSA schedules and omnibus contracts, while generally not providing immediate backlog, provide areas of growth that we continue to aggressively pursue.

Seasonality

We derive a substantial portion of our revenues from U.S. Government contracting, and as such we are annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, we have historically experienced higher revenues in the third and fourth fiscal quarters, ending September 30 and December 31, respectively, with the pace of orders substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.

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
Our primary source of funds to meet our liquidity and capital requirements is an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA”). Under the Purchase Agreement, we may offer for sale, and RCA, in its sole discretion may purchase, up to $10 million of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts outstanding at any given time. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our accounts receivable under those agreements, the status of our business, global credit market conditions, or perceptions of our business or industry by RCA, or other potential sources of financing. In January 2017, we borrowed $11 million under a credit agreement with Enlightenment Capital Solutions Fund II, L.P. to raise additional working capital and retire certain long-term obligations. If we are unable to maintain the Purchase Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace our new sources of financing with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

We depend on the U.S. Government for a significant portion of our sales and a significant decline in U.S. Government defense spending could have an adverse impact on our financial condition and results of operations.
Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process.  In each of the past three years, a substantial portion of our net sales were to the U.S. Government, particularly the DoD. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, and increasing costs for entitlement programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget.

U.S. Government appropriations have been and continue to be affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which established specific limits on annual appropriations for fiscal years 2012-2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2018 (the “BBA”). As a result, DoD funding levels have fluctuated over this period and have been difficult to predict, but the impact of the BCA has been to essentially freeze DoD spending for the past five years.

According to the Congressional Research Service, federal outlays devoted to defense programs have fallen as a share of Gross Domestic Product (GDP) in every year since enactment of the BCA. Moreover, under the BCA, National Defense Discretionary Budget Authority in FY 2017 was $551 billion, which was actually $4 billion less than the amount authorized in FY 2012.

With FY 2019 appropriations finalized, Congress and the President must agree on FY 2020 appropriations legislation prior to October 1, 2019; failing to do so by then will likely mean DoD will again be funded for an unknown period of time under another Continuing Resolution, which would again restrict new spending initiatives.  This is consistent with the practice for a number of years, where the U.S. Government has been unable to complete its budget and appropriation process prior to the beginning of the next fiscal year, resulting in actual or threatened governmental shut-downs and repeated use for extended time periods each year of Continuing Resolutions to fund the government.

Finally, while the two-year budget agreement enacted in February 2018 as part of the BBA allows for significantly increased defense appropriations in both fiscal years 2018 and 2019, if the underlying BCA is not further amended before FY 2020, the much lower spending limits for defense and non-defense spending imposed by the BCA will again take effect in FY 2020. Further, if the U.S. Government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. Government could default on its debts.

As a result of these and any other possible unforeseen factors, future U.S. Government defense spending levels are difficult to predict. Significant changes in defense spending or changes in U.S. Government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity. In addition, a shutdown of the U.S. Government, or portions of the U.S. Government, or the failure of the Congress and the President to agree on and enact appropriations legislation for future fiscal years, could have a material adverse effect on our results of operations, financial condition and liquidity.

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
Our U.S. Government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process. In addition, the U.S. Government has increasingly relied on IDIQ contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

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
Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represented approximately 74.9% of our 2018 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Note 13 – Commitments and Contingencies to the consolidated financial statements.

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

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID’s corporate headquarters. This sublease will expire on December 31, 2019.

We lease additional office space in four separate facilities located in California, Maryland, New Jersey and Nevada under various leases expiring through January 2024.

We believe that the current space is substantially adequate to meet our operating requirements.

Item 3. Legal Proceedings

Information regarding legal proceedings may be found in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        No public market exists for our Class A or Class B Common Stock. As of March 4, 2019, there were 242 record holders of our Class A Common Stock and 10 record holders of our Class B Common Stock. We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 6 – Current Liabilities and Debt Obligations to the consolidated financial statements.

As of December 31, 2018, there were 45,158,460 and 4,037,628 shares issued and outstanding of Class A and Class B Common Stock, respectively.

Our 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) trades over the OTC Bulletin Board and the OTCQB marketplace under the symbol “TLSRP”. The total number of shares issued and outstanding at December 31, 2018 was 3,185,586. See Note 7 – Redeemable Preferred Stock to the consolidated financial statements.

No public market existed for our Series A-1 and Series A-2 Redeemable Preferred Stock (“Senior Redeemable Preferred Stock”), prior to their redemption in April 2017.  See Note 7 – Redeemable Preferred Stock to the consolidated financial statements.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(amounts in thousands)
Sales	$138,016	$107,727	$134,868	$120,634	$127,562
Operating income (loss)	9,014	414	2,112	(3,617)	(11,644)
Income (loss) before income taxes	1,768	(6,265)	(3,335)	(9,237)	(16,600)
Net loss attributable to Telos Corporation	(1,640)	(5,833)	(7,175)	(15,940)	(12,288)

FINANCIAL CONDITION

	As of December 31,
	2018	2017	2016	2015	2014
	(amounts in thousands)
Total assets	$74,489	$74,421	$56,799	$59,964	$73,820
Senior term loan (1)	10,984	10,786	----	----	----
Senior credit facility, long-term (1)	----	----	----	7,144	8,590
Subordinated debt, long-term (1)	2,597	2,289	----	2,500	----
Capital lease obligations, long-term (2)	16,865	17,980	18,990	19,908	20,735
Deferred income taxes, long-term (3)	818	741	3,391	3,199	----
Senior redeemable preferred stock (4)	----	----	2,092	2,025	1,958
Public preferred stock (4)	135,387	131,565	127,742	123,919	120,097

(1)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding our capital lease obligations.
(3)	See Note 9 to the Consolidated Financial Statements in Item 8 regarding our income taxes.
(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Our goal is to deliver superior IT solutions that meet or exceed our customers’ expectations. We focus on secure enterprise solutions that address the unique requirements of the federal government, the military, and the intelligence community, as well as commercial enterprises that require secure solutions. Our IT solutions consist of the following:

●	Cyber Operations and Defense (“CO&D”):
o
Cyber Security – Solutions and services that assure the security of our customers’ information, systems, and networks, including the Xacta suite for IT governance, risk management, and compliance. Our information and cyber security consulting services include security assessments, digital forensics, and continuous compliance monitoring.

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

Revenue Recognition
We account for revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise, in a contract with a customer, to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

We account for a contract after it has been approved by the parties to the contract, the rights and the payment terms of the parties are identified, the contract has commercial substance and collectability is probable, which is presumed for our U.S. Government customers and prime contractors for which we perform as subcontractors to U.S. Government end-customers.

The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue.  All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost plus fixed fee contract types, which may include variable consideration as discussed further below. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. Government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. Government contracts where we perform as a subcontractor and our order includes similar Federal Acquisition Regulation (the FAR) provisions as the prime contractor’s order from the U.S. Government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. Government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.

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

Revenue that is recognized at a point in time is for the sale of software licenses in our Cyber Operations and Defense (“CO&D”) and IT & Enterprise Solutions business groups and for the sale of resold products in Telos ID and CO&D and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

Contracts are routinely and often modified to account for changes in contract requirements, specifications, quantities, or price.  Depending on the nature of the modification, we determine whether to account for the modification as an adjustment to the existing contract or as a new contract.  Generally, modifications are not distinct from the existing contract due to the significant interrelatedness of the performance obligations and are therefore accounted for as an adjustment to the existing contract, and recognized as a cumulative adjustment to revenue (as either an increase or reduction of revenue) based on the modification’s effect on progress toward completion of a performance obligation.

Our contracts may include various types of variable consideration, such as claims (for instance indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular Defense Contract Audit Agency (“DCAA”) audits of incurred cost submissions.  This resulted in signed final rate agreement letters for 2011 to 2013 and conformed incurred cost submissions for 2014 to 2015. We evaluated the resulting changes to revenue under the applicable cost plus fixed fee contracts for the years 2011 to 2015 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We have included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $6.0 million in the current period.

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

Contract assets are amounts that are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our consolidated balance sheet.

Billed receivables are amounts billed and due from our customers that are classified as billed receivables and are reported within accounts receivable, net of reserve on the consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer’s protection with respect to full and final performance under the contract.

Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our consolidated balance sheet on a net contract basis at the end of each reporting period.

We have one reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as revenue derived from international customers is de minimus. The following tables disclose revenue (in thousands) by customer type and contract type for the periods presented.  Prior period amounts have not been adjusted under the modified retrospective method.

	2018	2017	2016
Federal	$129,279	$101,519	$130,415
State & Local, and Commercial	8,737	6,208	4,453
Total	$138,016	$107,727	$134,868

	2018	2017	2016
Firm fixed-price	$103,454	$89,516	$102,514
Time-and-materials	16,795	10,222	10,181
Cost plus fixed fee	17,767	7,989	22,173
Total	$138,016	$107,727	$134,868

The following table discloses contract receivables (in thousands):
	December 31, 2018	January 1, 2018	December 31, 2017
Billed accounts receivable	$18,848	$11,736	$11,736
Unbilled receivables	16,000	13,195	13,195
Allowance for doubtful accounts	(306)	(411)	(411)
Receivables – net	$34,542	$24,520	$24,520

The following table discloses contract liabilities (in thousands):

	December 31, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$5,232	$10,073	$10,073

As of December 31, 2018, we had $79.3 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 97.2% of our remaining performance obligations as revenue in 2019, an additional 2.6% by 2020 and the balance thereafter. For the year ended December 31, 2018, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $9.4 million.

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

Goodwill
We evaluate the impairment of goodwill in accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense (“CO&D”), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2018. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Income Taxes
We account for income taxes in accordance with ASC 740-10, “Income Taxes.” Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2018 and 2017. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (hanging credit) related to goodwill remained on our consolidated balance sheet at December 31, 2018 and 2017.  Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at December 31, 2018 and 2017. See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

Results of Operations
We derive a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2018, 2017, and 2016, the Company’s revenue derived from firm fixed-price contracts was 74.9%, 83.1%, and 76.0%, respectively, cost-plus contracts was 12.9%, 7.4%, and 16.4%, respectively, and time-and-material contracts was 12.2%, 9.5%, and 7.6%, respectively.

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are IDIQ and GWAC, therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The period of performance for the original NETCENTS contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office (“GAO”) that the U.S. Air Force re-evaluate proposals and make a new source selection decision. Subsequent to the Air Force’s reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security’s EAGLE II, GSA Alliant 2, and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II, or GSA Alliant 2 as it was not ready for agencies to use until July 1, 2018.

On October 13, 2016, we were notified that we were not awarded the re-compete of a contract within our Cyber Operations & Defense area for a government agency that we had bid as part of a joint venture. The contract had a total funded value of over $22 million over the prior three years and accounted for approximately 6% of revenue for 2016. The joint venture filed a protest of the award to another bidder with the GAO on October 24, 2016, which denied the protest on February 2, 2017. The joint venture then filed a claim with the COFC on February 10, 2017, together with a motion seeking to stay and enjoin the transition of the contract. The COFC denied the requests for injunctive relief on February 14, 2017, but initiated a one-month extension on the current contract so as to allow the CODC to address the joint venture’s protest, hold a hearing and issue a decision in advance of any final contract transition. On April 27, 2017, the COFC issued a final decision in favor of the government.  The period of performance on the contract ended on May 2, 2017.

On September 28, 2018 the Department of Defense and Labor, Health and Human Services, and Education Appropriations Act, 2019 and Continuing Appropriations Act, 2019 (the Appropriations Act) was passed by Congress and signed into law. The Appropriations Act provides discretionary funding for the Department of Defense (DoD) and the other titled agencies for fiscal year (FY) 2019 (the U.S. Government’s fiscal year begins on October 1 and ends on September 30). The Appropriations Act provides funding for the DoD for FY 2019 of $674.4 billion and the previously enacted Military Construction and Veteran’s Affairs appropriations provides additional funding for the DoD for FY 2019 of $10.3 billion, bringing total funding for the DoD for FY 2019 to $685 billion, which is comprised of $617 billion in base funding and $68 billion for the Overseas Contingency Operations (OCO) account to support the Global War on Terrorism (GWOT). The Appropriations Act adheres to the recently enacted Bipartisan Budget Act of 2018 (BBA of 2018), which provided an additional $80 billion for national defense over two years in FY 2018 and FY 2019. This was the largest year over year increase in base funding for the DoD in 15 years. However, the U.S. Government did not pass a full-year appropriations for all agencies.  A majority of U.S. Government agencies operated under continuing resolution funding measures through December 21, 2018.  Prior to that date, Congress was unable to reach an agreement on full-year appropriations.  Consequently, a majority of U.S. Government agencies were shut down through January 25, 2019 when an agreement was reached to provide funding under a continuing resolution funding measure through February 15, 2019.  This shutdown did not include our largest customer, the DoD.  Then, on February 15, 2019, the President signed into law a $333 million omnibus appropriations bill that funded the U.S. Government for the remainder of the 2019 fiscal year.

Currently, U.S. defense and other discretionary spending in FY 2020 and FY 2021 remains subject to statutory spending limits established by the Budget Control Act. The Budget Control Act spending limits were modified for fiscal years 2013 through 2019 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and most recently the BBA of 2018. However, these acts do not alter the spending limits beyond FY 2019. As currently enacted, the Budget Control Act limits defense spending to $576 billion (including approximately $550 billion for DoD) for fiscal year 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in 2021. The President’s defense budget estimates for FY 2020 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of possible disruptions to U.S. Government operations and future sequestration cuts remain unless the BCA is repealed or significantly modified.

We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over federal and defense spending. In the context of these negotiations, it is possible that the U.S. Government, or portions of the U.S. Government, could be shut down or disrupted for periods of time, and that government programs could be modified, cut or replaced as part of broader reforms to reduce the federal deficit. For more information on the risks and uncertainties related to U.S. Government contracts, see Part I – Item 1A Risk Factors in this Annual Report on the Form 10-K.

Statement of Operations Data
The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
	(dollar amounts in thousands)

Revenue	$138,016	100.0%	$107,727	100.0%	$134,868	100.0%
Cost of sales	84,954	61.6	67,161	62.3	91,422	67.8
Selling, general and administrative expenses	44,048	31.9	40,152	37.3	41,334	30.6
Operating income	9,014	6.5	414	0.4	2,112	1.6
Other income (expenses):
Non-operating income	12	----	11	----	18	----
Interest expense	(7,258)	(5.2)	(6,690)	(6.2)	(5,465)	(4.1)
Income (loss) before income taxes	1,768	1.3	(6,265)	(5.8)	(3,335)	(2.5)
(Provision) benefit for income taxes	(31)	----	2,767	2.6	(334)	(0.2)
Net income (loss)	1,737	1.3	(3,498)	(3.2)	(3,669)	(2.7)
Less: Net income attributable to non-controlling interest	(3,377)	(2.4)	(2,335)	(2.2)	(3,506)	(2.6)
Net loss attributable to Telos Corporation	$(1,640)	(1.1)%	$(5,833)	(5.4)%	$(7,175)	(5.3)%

Years ended December 31, 2018, 2017, and 2016

Revenue.  Revenue increased by 28.1% to $138.0 million for 2018 from $107.7 million for 2017.  Such increase primarily consists of an increase in sales from the U.S. Air Force NETCENTS-2 contract. As discussed above, NETCENTS-2 is an IDIQ contract utilized by multiple government customers and sales under NETCENTS-2 vary from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue increased by 48.3% to $121.0 million for 2018 from $81.6 million for 2017, primarily attributable to increases in sales of $22.7 million of CO&D’s Secure Mobility solutions under several NETCENTS delivery orders for Telos-installed solutions which included $6.0 million of revenue accruals for multiple contracts as a result of several years of cumulative indirect rate adjustments, $10.6 million of Identity Management solutions, $5.7 million of CO&D’s Cyber Security solutions, and $0.4 million of IT & Enterprise solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased by 34.8% to $17.0 million for 2018 from $26.1 million for 2017, primarily attributable to decreases in sales of $9.2 million of Identity Management solutions, $2.0 million of resold products in CO&D’s Secure Mobility solutions, and $1.0 million of proprietary software in IT & Enterprise solutions, offset by an increase in sales of $3.1 million of CO&D’s Cyber Security solutions in proprietary software.

Revenue decreased by 20.1% to $107.7 million for 2017 from $134.9 million for 2016.  Such decrease primarily consists of a decrease in sales from the U.S. Air Force NETCENTS-2 contract. Services revenue decreased by 27.7% to $81.6 million for 2017 from $112.9 million for 2016, primarily attributable to decreases in sales of $29.7 million of CO&D’s Secure Mobility solutions under several NETCENTS delivery orders for Telos-installed solutions, and $4.5 million of IT & Enterprise solutions, due primarily to the loss of a contract as discussed above, offset by an increase in sales of $3.0 million of Identity Management solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased by 18.8% to $26.1 million for 2017 from $22.0 million for 2016, primarily attributable to increases in sales of $2.2 million of Identity Management solutions, $1.7 million of resold products in CO&D’s Secure Mobility solutions, and $1.0 million of proprietary software in IT & Enterprise solutions, offset by a decrease in sales of $0.7 million of CO&D’s Cyber Security solutions in proprietary software.

Cost of sales.  Cost of sales increased by 26.5% to $85.0 million for 2018 from $67.2 million for 2017 as a result of increases in revenue. Cost of sales for services increased by $26.9 million, and as a percentage of services revenue increased by 2.3%, due to a change in the mix and nature of the programs including an increase in sales of certain Telos-installed solutions in CO&D’s Secure Mobility solutions under NETCENTS-2 and due to other contracts in CO&D’s Cyber Security solutions, offset by the revenue accruals related to indirect rate adjustments discussed above which did not include direct costs in CO&D’s Secure Mobility deliverables. Cost of sales for product decreased by $9.1 million, primarily due to decreases in product revenue for resold products, and as a percentage of product revenue decreased by 18.3%, primarily due to declines in resold products, as well as increases in proprietary software sales.

Cost of sales decreased by 26.5% to $67.2 million for 2017 from $91.4 million for 2016 as a result of decreases in revenue. Cost of sales for services decreased by $27.6 million, and as a percentage of services revenue decreased by 7.5%, due to a change in the mix and nature of the programs including an increase in sales of certain Telos-installed solutions in CO&D’s Secure Mobility solutions under NETCENTS-2 and due to other contracts in CO&D’s Cyber Security solutions, as well as the loss of a contract in IT & Enterprise Solutions as discussed above. Cost of sales for product increased by $3.4 million, primarily due to increases in product revenue for resold products, and as a percentage of product revenue increased by 2.9%, primarily due to declines in resold product margins and proprietary software margins.

Gross profit.  Gross profit increased by 30.8% to $53.1 million for 2018 from $40.6 million for 2017. Gross margin increased to 38.4% for 2018 from 37.7% for 2017, due to various changes in the mix of contracts in all business lines, primarily increases in sales of CO&D’s Cyber Security solutions in proprietary software, as well as the revenue accruals related to indirect rate adjustments discussed above.

Gross profit decreased by 6.6% to $40.6 million for 2017 from $43.4 million for 2016. Gross margin increased to 37.7% for 2017 from 32.2% for 2016, due to various changes in the mix of contracts in all business lines.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses increased by 9.7% to $44.0 million for 2018 from $40.2 million for 2017. Such increase is primarily attributable to increases in labor costs of $1.7 million, bonuses of $1.5 million, and capitalization and related amortization of software development costs of $0.6 million.

Selling, general, and administrative expenses decreased 2.9% to $40.2 million for 2017 from $41.3 million for 2016. Such decrease is primarily attributable to decreases in amortization of other intangible assets of $1.1 million, bonuses of $0.6 million, and bank and financing fees of $0.5 million, offset by an increase in outside services of $1.1 million.

Interest expense.  Interest expenses increased by 8.5% to $7.3 million for 2018 from $6.7 million for 2017, primarily due to an increase in interest on the EnCap senior term loan and an equipment purchase arrangement.

Interest expenses increased 22.4% to $6.7 million for 2017 from $5.5 million for 2016, primarily due to an increase in interest on the EnCap senior term loan.

Components of interest expense are as follows:

	December 31,
	2018	2017	2016
	(amounts in thousands)
Commercial and subordinated note interest incurred	$3,436	$2,848	$1,575
Preferred stock interest accrued	3,822	3,842	3,890
Total	$7,258	$6,690	$5,465

Provision for income taxes.  Income tax provision was $31,000 for 2018, compared to income tax benefit of $2.8 million for 2017, primarily due to the decrease in the hanging credit deferred tax liability offset by the adjustment to the provisional estimate recorded for the hanging credit deferred tax liability under SAB 118. Income tax benefit was $2.8 million for 2017, compared to income tax provision of $0.3 million for 2016, primarily due to the decrease in the hanging credit deferred tax liability as a result of the enactment of the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

As described in more detail below, we maintain a Credit Agreement with EnCap and a Purchase Agreement with RCA. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, or other potential sources of financing. If we are unable to maintain the Purchase Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Purchase Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Our working capital was $2.1 million and $(4.1) million as of December 31, 2018 and 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities of $6.3 million for the year ended December 31, 2018, compared to cash used in operating activities of $0.6 million for 2017, and cash provided by operating activities of $13.9 million for 2016. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.  In 2018, net income was $1.7 million, which included $1.1 million of amortization of capitalized software development costs. In 2017, net loss was $3.5 million, which included $2.8 million of income tax benefit. In 2016, net loss was $3.7 million, which included $0.3 million of income tax provision and $1.1 million of amortization of intangible assets.
Cash used in investing activities for the year ended December 31, 2018, 2017, and 2016 was $4.1 million, $2.2 million, and $0.6 million, respectively, which, for the year ended December 31, 2018 and 2017, consisted of the capitalization of software development costs of $1.6 million and $1.5 million, respectively, and the purchases of property and equipment of $2.5 million and $0.7 million, respectively.
Cash used in financing activities for the year ended December 31, 2018 was $2.7 million, compared to cash provided by financing activities of $2.8 million for 2017, and cash used in financing activities $12.6 million for 2016. The financing activities in 2018 consisted of $1.7 million to the Class B Member of Telos ID and repayments of $1.0 million under capital leases. The financing activities in 2017 consisted primarily of net proceeds of $9.4 million from the EnCap senior term loan, redemption of $2.1 million of senior preferred stock, repayments of $0.9 million under capital leases, and distributions of $3.7 million to the Class B Member of Telos ID.  The financing activities in 2016 consisted primarily of net repayments of $6.7 million under the facilities, repayments of $3.2 million of a term loan, repayments of $0.8 million under capital leases, and distributions of $1.9 million to the Class B Member of Telos ID.
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

Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent"), and the lenders party thereto (the "Lenders"), (together referenced as “EnCap”). The Credit Agreement provides for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

All borrowings under the Credit Agreement accrue interest at the rate of 13.0% per annum (the “Accrual Rate”). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

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

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items to allow for more time to complete the legal and administrative requirements around such items. On April 18, 2017, the Credit Agreement was further amended (the “Second Amendment”) to incorporate the parties’ agreement to subordinate certain debt owed by the Company to the affiliated entities of Mr. John R. C. Porter (the “Subordinated Debt”) and to redeem all outstanding shares of the Series A-1 Redeemable Preferred Stock and the Series A-2 Redeemable Preferred Stock, including those owned by Mr. John R.C. Porter and his affiliates, for an aggregate redemption price of $2.1 million.

In connection with the Second Amendment and that subordination of debt, on April 18, 2017, we also entered into Subordination and Intercreditor Agreements (the “Intercreditor Agreements”) with affiliated entities of Mr. John R. C. Porter (together referenced as “Porter”), in which Porter agreed that the Subordinated Debt is fully subordinated to the amended Credit Agreement and related documents, and that required payments, if any, under the Subordinated Debt are permitted only if certain conditions are met.

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

On March 30, 2018, the Credit Agreement was amended (the “Third Amendment”) to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).   The increase in interest expense has been paid in cash. Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap. As of December 31, 2018, we were in compliance with the Credit Agreement’s financial covenants.

We incurred interest expense in the amount of $1.7 million and $1.5 million for the year ended December 31, 2018 and 2017, respectively, under the Credit Agreement.

Accounts Receivable Purchase Agreement
On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA” or “Buyer”), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”). Upon purchase, RCA becomes the absolute owner of any such Purchased Receivables, which are payable directly to RCA, subject to certain repurchase obligations of the Company. The total amount of Purchased Receivables is subject to a maximum limit of $10 million of outstanding Purchased Receivables (the “Maximum Amount”) at any given time. The Purchase Agreement had an initial term expiring on June 30, 2018 and automatically renews for successive 12-month renewal periods unless terminated in writing by either the Company or RCA. On March 2, 2018, the term of the Purchase Agreement was extended to June 30, 2020. No fee or consideration of any kind was paid in connection with this extension.

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

The Purchase Agreement provides that in the event, but only to the extent, that the conveyance of Purchased Receivables by the Company is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA, effective as of the date of the first purchase under the Purchase Agreement, a security interest in all of the Company’s right, title and interest in, to and under all of the Purchased Receivables, whether now or hereafter owned, existing or arising.

The Company provides a power of attorney to RCA to take certain actions in the Company’s stead, including (a) to sell, assign or transfer in whole or in part any of the Purchased Receivables; (b) to demand, receive and give releases to any account debtor with respect to amounts due under any Purchased Receivables; (c) to notify all account debtors with respect to the Purchased Receivables; and (d) to take any actions necessary to perfect RCA’s interests in the Purchased Receivables.

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

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the “Acceptable Accounts”). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement has a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. On August 13, 2018, the Financing Agreement was extended through January 2, 2019. No fee or consideration of any kind was paid in connection with this extension. The Financing Agreement was not extended beyond this date.

The Company shall pay Action Capital interest on the advances outstanding under the Financing Agreement at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 2%, and a monthly fee equal to 0.50%. All interest calculations are based on a year of 360 days. The Company’s obligations under the Financing Agreement are secured by certain assets of the Company pertaining to the Acceptable Accounts, including all accounts, accounts receivable, earned and unbilled revenue, contract rights, chattel paper, documents, instruments, general intangibles, reserves, reserve accounts, rebates, books and records, and all proceeds of the foregoing.

Pursuant to the terms of the Financing Agreement, Action Capital shall have full recourse against the Company when an Acceptable Account is not paid in full by the respective customer within 90 days of the date of purchase or if for any reason it ceases to be an Acceptable Account, including the right to charge-back any such Acceptable Account. It is considered an event of default if the Company breaches any covenant or warranty, knowingly provides false or incorrect material information to Action Capital, or otherwise defaults on any of its material obligations under the Financing Agreement or any other material agreements with Action Capital (subject to a cure period). If any such events of default occur, then Action Capital may take certain actions, including declaring any indebtedness immediately due and payable, requiring any customers with Acceptable Accounts to make payments directly to Action Capital, exercising its power of attorney from the Company to take actions in the Company’s stead with respect to any of Company’s Acceptable Accounts, or terminating the Financing Agreement.

As of December 31, 2018 and 2017, there were no outstanding borrowings under the Financing Agreement.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes (“Porter Notes”) with affiliated entities of Mr. John R. C. Porter (together referenced as “Porter”). Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the “Subordination Agreements”) with Porter and a prior senior lender, in which the Porter Notes were fully subordinated to the financing provided by that senior lender, and payments under the Porter Notes were permitted only if certain conditions are met. According to the original terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $308,000, $292,000, and $300,000 for 2018, 2017, and 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company’s stockholders’ deficit as of December 31, 2017.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2018 and 2017, was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in various financing agreements  to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2018 and 2017.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2018.  This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $103.5 million and $99.7 million as of December 31, 2018 and 2017, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for each of the years ended December 31, 2018, 2017, and 2016, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

Due to the terms of the Credit Agreement, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we had been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. In addition, certain holders of the Senior Redeemable Preferred Stock had entered into standby agreements whereby, among other things, those holders would not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments have been extended. As a result of such standby agreements, as of December 31, 2016, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, would mature on May 31, 2018.

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

We accrued dividends on the Senior Redeemable Preferred Stock of $0, $20,000, and $67,000 for the years ended December 31, 2018, 2017, and 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2018 (in thousands):

		Payments due by Period
	Total	2019	2020 - 2022	2023 - 2025	2026 and later

Capital lease obligations (1)	$23,408	$1,996	$6,293	$6,775	$8,344
Senior term loan (2)	16,503	1,525	14,978	----	----
Subordinated debt (3)	3,905	----	3,905	----	----
Operating lease obligations	2,740	885	1,492	363	----
	$46,556	$4,406	$26,668	$7,138	$8,344

Public preferred stock (4)	135,387
Total	$181,943
(1) Includes interest expense:	$5,428	$881	$2,268	$1,576	$703
(2) Amount represents the carrying value as of December 31, 2018, plus interest and fee accrual of $5.5 million, is due and payable in full on January 25, 2022.
(3) Amount represents the carrying value as of December 31, 2018, plus interest accrual of $1.3 million, is due and payable in full on July 25, 2022.
(4)   In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2018, and includes accrual of accumulated dividends and accretion of $129.0 million.  Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $2.5 million, $0.7 million, and $0.6 million for 2018, 2017, and 2016, respectively. We presently anticipate capital expenditures of approximately $6.0 million in 2019; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the Purchase Agreement and Financing Agreement will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2019.

Capital Leases and Related Obligations
We have various lease agreements for property and equipment that, pursuant to ASC 840, “Leases,” require us to record the present value of the minimum lease payments for such equipment and property as an asset in our consolidated financial statements. Such assets are amortized on a straight-line basis over the term of the related lease or their useful life, whichever is shorter.

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
None.

Item 8. Consolidated Financial Statements and Supplementary Data

TELOS CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Telos Corporation
Ashburn, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Telos Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2007.
McLean, Virginia
April 1, 2019

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Revenue (Note 5)
Services	$120,990	$81,606	$112,881
Products	17,026	26,121	21,987
	138,016	107,727	134,868
Costs and expenses
Cost of sales – Services	76,857	49,965	77,578
Cost of sales – Products	8,097	17,196	13,844
	84,954	67,161	91,422
Selling, general and administrative expenses	44,048	40,152	41,334

Operating income	9,014	414	2,112
Other income (expenses)
Non-operating income	12	11	18
Interest expense	(7,258)	(6,690)	(5,465)
Income (loss) before income taxes	1,768	(6,265)	(3,335)
(Provision) benefit for income taxes (Note 9)	(31)	2,767	(334)

Net income (loss)	1,737	(3,498)	(3,669)

Less: Net income attributable to non-controlling interest (Note 2)	(3,377)	(2,335)	(3,506)
Net loss attributable to Telos Corporation	$(1,640)	$(5,833)	$(7,175)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$1,737	$(3,498)	$(3,669)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15)	7	(12)
Comprehensive income attributable to non-controlling interest	(3,377)	(2,335)	(3,506)
Comprehensive loss attributable to Telos Corporation	$(1,655)	$(5,826)	$(7,187)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2018	2017
Current assets
Cash and cash equivalents	$72	$600
Accounts receivable, net of reserve of $306 and $411, respectively (Note 5)	34,542	24,520
Inventories, net of obsolescence reserve of $520 and $1,484, respectively (Note 1)	4,389	13,520
Deferred program expenses	244	2,071
Other current assets	1,985	1,439
Total current assets	41,232	42,150
Property and equipment (Note 1)
Furniture and equipment	12,756	8,964
Leasehold improvements	2,503	2,389
Property and equipment under capital leases	30,832	30,832
	46,091	42,185
Accumulated depreciation and amortization	(28,665)	(25,841)
	17,426	16,344
Goodwill (Note 3)	14,916	14,916
Other assets	915	1,011
Total assets	$74,489	$74,421

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2018	2017
Current liabilities
Accounts payable and other accrued payables (Note 6)	$21,779	$25,693
Accrued compensation and benefits	9,082	7,456
Contract liabilities	5,232	10,073
Capital lease obligations – short-term (Note 10)	1,115	1,013
Other current liabilities	1,895	1,990
Total current liabilities	39,103	46,225
Senior term loan, net of unamortized discount and issuance costs (Note 6)	10,984	10,786
Subordinated debt (Note 6)	2,597	2,289
Capital lease obligations (Note 10)	16,865	17,980
Deferred income taxes (Note 9)	818	741
Public preferred stock (Note 7)	135,387	131,565
Other liabilities (Note 9)	838	872
Total liabilities	206,592	210,458
Commitments and contingencies (Notes 10 and 13)	--	--

Stockholders’ deficit (Note 8)
Telos stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 45,158,460 and 45,213,461 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	17	32
Accumulated deficit	(139,129)	(141,370)
Total Telos stockholders’ deficit	(134,724)	(136,950)
Non-controlling interest in subsidiary (Note 2)	2,621	913
Total stockholders’ deficit	(132,103)	(136,037)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$74,489	$74,421

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$1,737	$(3,498)	$(3,669)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	--	50	--
Dividends of preferred stock as interest expense	3,822	3,843	3,890
Depreciation and amortization	3,028	1,999	2,898
Provision for inventory obsolescence	30	73	215
Benefit for doubtful accounts receivable	(105)	(18)	(56)
Amortization of debt issuance costs	198	160	65
Deferred income tax provision (benefit)	77	(2,710)	192
Loss on disposal of fixed asssets	3	4	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,917)	(5,415)	14
Decrease (increase) in inventories	9,101	(10,041)	(866)
Decrease (increase) in deferred program expenses	1,828	(1,886)	548
(Increase) decrease in other current assets and other assets	(465)	1,086	1,824
(Decrease) increase in accounts payable and other accrued payables	(3,914)	10,376	3,722
Increase (decrease) in accrued compensation and benefits	1,626	(615)	3,316
(Decrease) increase in contract liabilities	(960)	5,173	1,434
Increase in other current liabilities and other liabilities	179	828	328
Cash provided by (used in) operating activities	6,268	(591)	13,855
Investing activities:
Capitalized software development costs	(1,649)	(1,481)	--
Purchases of property and equipment	(2,465)	(748)	(624)
Cash used in investing activities	(4,114)	(2,229)	(624)
Financing activities:
Proceeds from senior credit facilities	--	--	70,032
Repayments of senior credit facilities	--	--	(75,640)
Repayments of term loan	--	--	(3,200)
Decrease in book overdrafts	--	--	(1,083)
Proceeds from senior term loan	--	9,439	--
Redemption of senior preferred stock	--	(2,112)	--
Payments under capital lease obligations	(1,013)	(915)	(827)
Distributions to Telos ID Class B member – non-controlling interest	(1,669)	(3,651)	(1,912)
Cash (used in) provided by financing activities	(2,682)	2,761	(12,630)
(Decrease) increase in cash and cash equivalents	(528)	(59)	601
Cash and cash equivalents, beginning of the year	600	659	58
Cash and cash equivalents, end of year	$72	$600	$659

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,483	$2,395	$1,320
Income taxes	$19	$26	$60
Noncash:
Dividends of preferred stock as interest expense	$3,822	$3,843	$3,890
Debt issuance costs and prepayment of interest on senior term loan	$--	$1,561	$--
Gain on extinguishment of subordinated debt	$--	$1,031	$--

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance December 31, 2015	$65	$13	$3,229	$37	$(128,362)	$635	$(124,383)
Net (loss) income	--	--	--	--	(7,175)	3,506	(3,669)
Foreign currency translation loss	--	--	--	(12)	--	--	(12)
Distributions	--	--	--	--	--	(1,912)	(1,912)
Balance December 31, 2016	$65	$13	$3,229	$25	$(135,537)	$2,229	$(129,976)
Net (loss) income	--	--	--	--	(5,833)	2,335	(3,498)
Gain on extinguishment of subordinated debt	--	--	1,031	--	--	--	1,031
Stock-based compensation	--	--	50	--	--	--	50
Foreign currency translation gain	--	--	--	7	--	--	7
Distributions	--	--	--	--	--	(3,651)	(3,651)
Balance December 31, 2017	$65	$13	$4,310	$32	$(141,370)	$913	$(136,037)
Net (loss) income	--	--	--	--	(1,640)	3,377	1,737
Cumulative effect adjustment due to change in accounting policy	--	--	--	--	3,881	--	3,881
Foreign currency translation loss	--	--	--	(15)	--	--	(15)
Distributions	--	--	--	--	--	(1,669)	(1,669)
Balance December 31, 2018	$65	$13	$4,310	$17	$(139,129)	$2,621	$(132,103)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization
Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”) is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 50% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”) and a 100% ownership interest in Teloworks, Inc. (“Teloworks”).

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

Use of Estimates
The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions used in the preparation of our consolidated financial statements include revenue recognition, allowance for doubtful accounts receivable, allowance for inventory obsolescence, the valuation allowance for deferred tax assets, income taxes, contingencies and litigation, potential impairments of goodwill and estimated pension-related costs for our foreign subsidiaries. Actual results could differ from those estimates.

Revenue Recognition
We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise, in a contract with a customer, to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

We account for a contract after it has been approved by the parties to the contract, the rights and the payment terms of the parties are identified, the contract has commercial substance and collectability is probable, which is presumed for our U.S. Government customers and prime contractors for which we perform as subcontractors to U.S. Government end-customers.

The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue.  All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost plus fixed fee contract types, which may include variable consideration as discussed further below. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. Government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. Government contracts where we perform as a subcontractor and our order includes similar Federal Acquisition Regulation (the FAR) provisions as the prime contractor’s order from the U.S. Government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. Government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.

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

Revenue that is recognized at a point in time is for the sale of software licenses in our Cyber Operations and Defense (“CO&D”) and IT & Enterprise Solutions business groups and for the sale of resold products in Telos ID and CO&D and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

Contracts are routinely and often modified to account for changes in contract requirements, specifications, quantities, or price.  Depending on the nature of the modification, we determine whether to account for the modification as an adjustment to the existing contract or as a new contract.  Generally, modifications are not distinct from the existing contract due to the significant interrelatedness of the performance obligations and are therefore accounted for as an adjustment to the existing contract, and recognized as a cumulative adjustment to revenue (as either an increase or reduction of revenue) based on the modification’s effect on progress toward completion of a performance obligation.

Our contracts may include various types of variable consideration, such as claims (for instance indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular DCAA audits of incurred cost submissions.  This resulted in signed final rate agreement letters for 2011 to 2013 and conformed incurred cost submissions for 2014 to 2015. We evaluated the resulting changes to revenue under the applicable cost plus fixed fee contracts for the years 2011 to 2015 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We have included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $6.0 million in the current period.

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

Contract assets are amounts that are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our consolidated balance sheet.

Billed receivables are amounts billed and due from our customers that are classified as billed receivables and are reported within accounts receivable, net of reserve on the consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer’s protection with respect to full and final performance under the contract.

Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our consolidated balance sheet on a net contract basis at the end of each reporting period.

We have one reportable segment. We treat sales to U.S. customers as sales within the U.S. regardless of where the services are performed. Substantially all of our revenues are from U.S. customers as revenue derived from international customers is de minimus. The following tables disclose revenue (in thousands) by customer type and contract type for the periods presented.  Prior period amounts have not been adjusted under the modified retrospective method.

	2018	2017	2016
Firm fixed-price	$103,454	$89,516	$102,514
Time-and-materials	16,795	10,222	10,181
Cost plus fixed fee	17,767	7,989	22,173
Total	$138,016	$107,727	$134,868

The following table discloses contract receivables (in thousands):

	December 31, 2018	January 1, 2018	December 31, 2017
Billed accounts receivable	$18,848	$11,736	$11,736
Unbilled receivables	16,000	13,195	13,195
Allowance for doubtful accounts	(306)	(411)	(411)
Receivables – net	$34,542	$24,520	$24,520

The following table discloses contract liabilities (in thousands):

	December 31, 2018	January 1, 2018	December 31, 2017
Contract liabilities	$5,232	$10,073	$10,073

As of December 31, 2018, we had $79.3 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 97.2% of our remaining performance obligations as revenue in 2019, an additional 2.6% by 2020 and the balance thereafter. For the year ended December 31, 2018, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $9.4 million.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and other accrued payables.

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

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined on the weighted average method. Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory was $4.9 million and $15.0 million at December 31, 2018 and 2017, respectively.  As of December 31, 2018, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2018	$1,484	$30	$(994)	$520
Year Ended December 31, 2017	$1,672	$73	$(261)	$1,484
Year Ended December 31, 2016	$1,457	$215	$--	$1,672

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of the individual assets or classes of assets as follows:

Furniture and equipment	3-5 Years
Leasehold improvements	Lesser of life of lease or useful life of asset
Property and equipment under capital leases	Lesser of life of lease or useful life of asset

Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of property and equipment under capital leases is computed on the straight-line method over the lesser of the term of the related lease and the useful life of the related asset.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2018, 2017, and 2016, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Our policy on internal use software is in accordance with ASC Topic 350, “Intangibles- Goodwill and Other.” This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software’s estimated useful life. We expensed all such software development costs in 2018, 2017, and 2016, as we believe that such amounts are immaterial.

Depreciation and amortization expense related to property and equipment, including property and equipment under capital leases was $3.0 million, $2.0 million, and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Income Taxes
We account for income taxes in accordance with ASC 740-10, “Income Taxes.”  Under ASC 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2018 and 2017. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability (“hanging credit”) related to goodwill remains on our consolidated balance sheet at December 31, 2018 and 2017. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill.  As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at December 31, 2018 and 2017.  See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

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

Goodwill
We evaluate the impairment of goodwill in accordance with ASC Topic 350, which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense (“CO&D”), Identity Management, and IT & Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2018. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted.  Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of December 31, 2018, there were 2,427,500 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Software Development Costs
Our policy on software to be sold is in accordance with ASC Topic 985, “Software.” Software development costs for software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of December 31, 2018 and 2017, we capitalized $3.1 million and $1.5 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $1.1 million and $0.2 million for the year ended December 31, 2018 and 2017, respectively. Accumulated amortization was $1.3 million and $0.2 million as of December 31, 2018 and 2017, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs. During 2018, 2017 and 2016, we incurred salary costs for research and development of approximately $3.5 million, $3.2 million and $2.6 million, respectively, which were included as part of the selling, general and administrative expense in the consolidated statements of operations.

Earnings (Loss) per Share
As we do not have publicly held common stock or potential common stock, no earnings per share data is reported for any of the years presented.

Comprehensive Income
Comprehensive income includes changes in equity (net assets) during a period from non-owner sources. Our accumulated other comprehensive income was comprised of a loss from foreign currency translation of $90,000 and $75,000 as of December 31, 2018 and 2017, respectively; and actuarial gain on pension liability adjustments in Teloworks of $107,000 as of December 31, 2018 and 2017.

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

Recent Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenues from Contract with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition. These standards can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We adopted the standard on January 1, 2018 using the modified retrospective method, and reflecting cumulative changes in accumulated deficit.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments,” which intends to reduce the diversity in practice in how certain transactions are classified on the statement of cash flows. This standard will be effective retrospectively for interim and annual reporting periods beginning after December 31, 2017, and early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” which requires the presentation of changes in restricted cash or restricted cash equivalents on the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC Topic 842)", which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, which makes the new standard effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, "Leases (ASC Topic 842): Targeted Improvements," which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are (a) to apply the new lease requirements at the beginning of the earliest period presented (the Comparative Method) and (b) to apply the new lease requirements at the effective date (the Effective Date Method). Under both transition methods there is a cumulative effect adjustment. We intend to adopt the standard on the effective date of January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method. We also intend to elect the package of practical expedients permitted under the transition guidance within the new standard, which include carrying forward historical lease classifications. We expect the standard will result in the recognition of right-of-use assets of $2.2 million and lease liabilities of $2.2 million as of January 1, 2019. We do not anticipate that adoption of the new standard will have a significant impact on our results of operations or liquidity.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. While we are currently assessing the impact the adoption of this ASU will have on our consolidated financial position, results of operations and cash flows, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations and cash flows.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirement for fair value measurement under ASC 820 to improve the effectiveness of such disclosures. Those modification include the removal and addition of disclosure requirement as well as clarifying specific disclosure requirements.  This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations and cash flows.

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

On December 24, 2014 (the “Closing Date”), we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), between the Company and the Investors, pursuant to which the Investors acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $5 million (the “Transaction”). In connection with the Transaction, the Company and the Investors entered into the Second Amended and Restated Operating Agreement (the “Operating Agreement”) governing the business, allocation of profits and losses and management of Telos ID. Under the Operating Agreement, Telos ID is managed by a board of directors comprised of five (5) members (the “Telos ID Board”). The Operating Agreement provides for two classes of membership units, Class A (owned by the Company) and Class B (owned by the Investors). The Class A member (the Company) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint three (3) members of the Telos ID Board. The Class B member (the Investors) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint two (2) members of the Telos ID Board.

Despite the post-Transaction ownership of Telos ID being evenly split at 50% by each member, Telos maintains control of the subsidiary through its holding of three of the five Telos ID board of director seats.

Under the Operating Agreement, the Class A and Class B members each have certain options with regard to the ownership interests held by the other party including the following:

●
Upon the occurrence of a change in control of the Class A member (as defined in the Operating Agreement, a “Change in Control”), the Class A member has the option to purchase the entire membership interest of the Class B member.

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

If either the Class A member or the Class B member elects to sell its interest or buy the other member’s interest upon the occurrence of any of the foregoing events, the purchase price for the interest will be based on an appraisal of Telos ID prepared by a nationally recognized investment banker. If the Class A member fails to satisfy its obligation, subject to the restrictions in the Purchase Agreement, to purchase the interest of the Class B member under the Operating Agreement, the Class B member may require Telos ID to initiate a sales process for the purpose of seeking an offer from a third party to purchase Telos ID that maximizes the value of Telos ID. The Telos ID Board must accept any offer from a bona fide third party to purchase Telos ID if that offer is approved by the Class B member, unless the purchase of Telos ID would violate the terms of any existing line of credit available to the Company and the applicable lender does not consent to that purchase or waive the violation. The sale process is the sole remedy available to the Class B member if the Class A member does not purchase its membership interest.  Under such a forced sale scenario, a sales process would result in both members receiving their proportionate membership interest share of the sales proceeds and both members would always be entitled to receive the same form of consideration.

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such was allocated 50% of the profits, which was $3.4 million, $2.3 million, and $3.5 million for 2018, 2017, and 2016, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by the Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the year ended December 31, 2018, 2017, and 2016, the Class B member received a total of $1.7 million, $3.7 million, and $1.9 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Non-controlling interest, beginning of period	$913	$2,229	$635
Net income	3,377	2,335	3,506
Distributions	(1,669)	(3,651)	(1,912)
Non-controlling interest, end of period	$2,621	$913	$2,229

Note 3. Goodwill

The goodwill balance was $14.9 million as of December 31, 2018 and 2017.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of December 31, 2018 and 2017, no impairment charges were taken.

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

As of December 31, 2018 and 2017, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of December 31, 2018 and 2017, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $135.4 million and $131.6 million, respectively, and the estimated fair market value was $41.4 million and $42.2 million, respectively, based on quoted market prices.

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

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 93.7%, 94.2%, and 96.7% of consolidated revenue in 2018, 2017, and 2016, respectively. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 98.2% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the “Factor”, without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the year ended December 31, 2018 and 2017, the Company sold approximately $18.1 million and $23.4 million of receivables, respectively, and recognized a related loss of approximately $0.1 million in selling, general and administrative expenses for the same period. As of December 31, 2018, the balance of the sold receivables was approximately $0.9 million, and the related deferred price was approximately $0.1 million. As of December 31, 2017, there were no outstanding sold receivables.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2018	2017
Billed accounts receivable	$18,848	$11,736
Unbilled receivables	16,000	13,195
Allowance for doubtful accounts	(306)	(411)
	$34,542	$24,520

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Recoveries (2)	Balance End of Year

Year Ended December 31, 2018	$411	$(105)	$--	$306
Year Ended December 31, 2017	$429	$(18)	$--	$411
Year Ended December 31, 2016	$485	$(56)	$--	$429

(1) Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2) Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2018		2017		2016
			(dollar amounts in thousands)

Federal	$129,279	93.7%	$101,519	94.2%	$130,415	96.7%
State & Local, and Commercial	8,737	6.3%	6,208	5.8%	4,453	3.3%
Total	$138,016	100.0%	$107,727	100.0%	$134,868	100.0%

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of December 31, 2018 and 2017, the accounts payable and other accrued payables consisted of $18.5 million and $15.4 million, respectively, in trade account payables and $3.3 million and $10.3 million, respectively, in accrued payables.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are typically satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our consolidated balance sheets on a net contract basis at the end of each reporting period. As of December 31, 2018 and 2017, the contract liabilities primarily consisted of product support services.

Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent"), and the lenders party thereto (the "Lenders"), (together referenced as “EnCap”). The Credit Agreement provides for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

All borrowings under the Credit Agreement accrue interest at the rate of 13.0% per annum (the “Accrual Rate”). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

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

Effective February 23, 2017, the Credit Agreement was amended to change the required timing of certain post-closing items, to allow for more time to complete the legal and administrative requirements around such items. On April 18, 2017, the Credit Agreement was further amended (the “Second Amendment”) to incorporate the parties’ agreement to subordinate certain debt owed by the Company to the affiliated entities of Mr. John R. C. Porter (the “Subordinated Debt”) and to redeem all outstanding shares of the Series A-1 Redeemable Preferred Stock and the Series A-2 Redeemable Preferred Stock, including those owned by Mr. John R.C. Porter and his affiliates, for an aggregate redemption price of $2.1 million.

In connection with the Second Amendment and that subordination of debt, on April 18, 2017, we also entered into Subordination and Intercreditor Agreements (the “Intercreditor Agreements”) with affiliated entities of Mr. John R. C. Porter (together referenced as “Porter”), in which Porter agreed that the Subordinated Debt is fully subordinated to the amended Credit Agreement and related documents, and that required payments, if any, under the Subordinated Debt are permitted only if certain conditions are met.

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

On March 30, 2018, the Credit Agreement was amended (the “Third Amendmend”) to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan). The increase in interest expense has been paid in cash. Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap. As of December 31, 2018, we were in compliance with the Credit Agreement’s financial covenants.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	December 31,
	2018	2017
Senior term loan principal, including exit fee	$11,825	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(841)	(1,039)
Senior term loan, net	$10,984	$10,786

We incurred interest expense in the amount of $1.7 million and $1.5 million for the year ended December 31, 2018 and 2017 on the Credit Agreement, respectively.

Accounts Receivable Purchase Agreement
On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA” or “Buyer”), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”). Upon purchase, RCA becomes the absolute owner of any such Purchased Receivables, which are payable directly to RCA, subject to certain repurchase obligations of the Company. The total amount of Purchased Receivables is subject to a maximum limit of $10 million of outstanding Purchased Receivables (the “Maximum Amount”) at any given time. The Purchase Agreement had an initial term expiring on June 30, 2018 and automatically renews for successive 12-month renewal periods unless terminated in writing by either the Company or RCA.On March 2, 2018, the term of the Purchase Agreement was extended to June 30, 2020. No fee or consideration of any kind was paid in connection with this extension.

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

The Purchase Agreement provides that in the event, but only to the extent, that the conveyance of Purchased Receivables by the Company is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA, effective as of the date of the first purchase under the Purchase Agreement, a security interest in all of the Company’s right, title and interest in, to and under all of the Purchased Receivables, whether now or hereafter owned, existing or arising.

The Company provides a power of attorney to RCA to take certain actions in the Company’s stead, including (a) to sell, assign or transfer in whole or in part any of the Purchased Receivables; (b) to demand, receive and give releases to any account debtor with respect to amounts due under any Purchased Receivables; (c) to notify all account debtors with respect to the Purchased Receivables; and (d) to take any actions necessary to perfect RCA’s interests in the Purchased Receivables.

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

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the “Acceptable Accounts”). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement has a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. On August 13, 2018, the Financing Agreement was extended through January 2, 2019. No fee or consideration of any kind was paid in connection with this extension. The Financing Agreement was not extended beyond this date.

The Company shall pay Action Capital interest on the advances outstanding under the Financing Agreement at a rate equal to the prime rate of Wells Fargo Bank, N.A. in effect on the last business day of the prior month plus 2%, and a monthly fee equal to 0.50%. All interest calculations are based on a year of 360 days. The Company’s obligations under the Financing Agreement are secured by certain assets of the Company pertaining to the Acceptable Accounts, including all accounts, accounts receivable, earned and unbilled revenue, contract rights, chattel paper, documents, instruments, general intangibles, reserves, reserve accounts, rebates, books and records, and all proceeds of the foregoing.

Pursuant to the terms of the Financing Agreement, Action Capital shall have full recourse against the Company when an Acceptable Account is not paid in full by the respective customer within 90 days of the date of purchase or if for any reason it ceases to be an Acceptable Account, including the right to charge-back any such Acceptable Account. It is considered an event of default if the Company breaches any covenant or warranty, knowingly provides false or incorrect material information to Action Capital, or otherwise defaults on any of its material obligations under the Financing Agreement or any other material agreements with Action Capital (subject to a cure period). If any such events of default occur, then Action Capital may take certain actions, including declaring any indebtedness immediately due and payable, requiring any customers with Acceptable Accounts to make payments directly to Action Capital, exercising its power of attorney from the Company to take actions in the Company’s stead with respect to any of Company’s Acceptable Accounts, or terminating the Financing Agreement.

As of December 31, 2018 and 2017, there were no outstanding borrowings under the Financing Agreement.

Subordinated Debt
On March 31, 2015, the Company entered into Subordinated Loan Agreements and Subordinated Promissory Notes (“Porter Notes”) with affiliated entities of Mr. John R. C. Porter (together referenced as “Porter”).  Mr. Porter and Toxford Corporation, of which Mr. Porter is the sole shareholder, own 35.0% of our Class A Common Stock. Under the terms of the Porter Notes, Porter lent the Company $2.5 million on or about March 31, 2015. Telos also entered into Subordination and Intercreditor Agreements (the “Subordination Agreements”) with Porter and a prior senior lender, in which the Porter Notes were fully subordinated to the financing provided by that senior lender, and payments under the Porter Notes were permitted only if certain conditions are met. According to the original terms of the Porter Notes, the outstanding principal sum bears interest at the fixed rate of twelve percent (12%) per annum which would be payable in arrears in cash on the 20th day of each May, August, November and February, with the first interest payment date due on August 20, 2015. The Porter Notes do not call for amortization payments and are unsecured. The Porter Notes, in whole or in part, may be repaid at any time without premium or penalty. The unpaid principal, together with interest, was originally due and payable in full on July 1, 2017.

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $308,000, $292,000, and $300,000 for 2018, 2017, and 2016, respectively, on the Porter Notes. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company’s stockholders’ deficit as of December 31, 2017.

Note 7. Redeemable Preferred Stock

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2018 and 2017, was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing agreements to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2018 and 2017.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2018. This classification is consistent with ASC 210-10, “Balance Sheet” and 470-10, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $103.5 million and $99.7 million as of December 31, 2018 and 2017, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for each of the years ended December 31, 2018, 2017, and 2016, which was recorded as interest expense. Prior to the effective date of ASC 480-10 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

Due to the terms of the Credit Agreement, the Porter Notes, other senior obligations currently or previously in existence, the Senior Redeemable Preferred Stock and applicable provisions of Maryland law governing the payment of distributions, we had been precluded from redeeming the Senior Redeemable Preferred Stock and paying any accrued and unpaid dividends on the Senior Redeemable Preferred Stock, other than the redemptions that occurred from 2010 to 2013. In addition, certain holders of the Senior Redeemable Preferred Stock had entered into standby agreements whereby, among other things, those holders would not demand any payments in respect of dividends or redemptions of their instruments and the maturity dates of the instruments had been extended. As a result of such standby agreements, as of December 31, 2016, instruments held by Toxford Corporation (“Toxford”), the holder of 76.4% of the Senior Redeemable Preferred Stock, would mature on May 31, 2018.

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

We accrued dividends on the Senior Redeemable Preferred Stock of $0, $20,000, and $67,000 for the years ended December 31, 2018, 2017, and 2016, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Note 8. Stockholders' Deficit and Employee Benefit Plan

Common Stock
The relative rights, preferences, and limitations of the Class A common stock and the Class B common stock are in all respects identical. The holders of the common stock have one vote for each share of common stock held.  Subject to the priority rights of the Public Preferred Stock, holders of Class A and Class B common stock are entitled to receive such dividends as may be declared.

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of December 31, 2018, there were 2,427,500 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

A summary of restricted stock activities for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
	(number of shares)
Outstanding at beginning of year	4,975	--
Granted	--	5,005
Forfeited	(55)	(30)
Outstanding at end of year	4,920	4,975

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock. We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary. Participant contributions vest immediately, and Company contributions vest at the rate of 20% for each year, with full vesting occurring after completion of five years of service. Our total contributions to this Plan for 2018, 2017, and 2016 were $721,000, $617,000, and $575,000, respectively.

Additionally, Telos ID sponsors a defined contribution savings plan (the “Telos ID Plan”) under which substantially all full-time employees are eligible to participate. Telos ID matches one-half of employee contributions to the Telos ID Plan up to a maximum of 2% of such employee’s eligible annual base salary. The total 2018, 2017, and 2016 Telos ID contributions to this plan were $125,000, $105,000, and $96,000, respectively.

Note 9.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current (benefit) provision
Federal	$(29)	$(86)	$114
State	(17)	29	28
Total current	(46)	(57)	142

Deferred provision (benefit)
Federal	15	(2,622)	155
State	62	(88)	37
Total deferred	77	(2,710)	192
Total provision (benefit)	$31	$(2,767)	$334

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Computed expected income tax provision	21.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	(20.9)	0.9	0.8
Change in valuation allowance for deferred tax assets	47.7	(26.9)	(21.5)
Cumulative deferred adjustments	--	--	(0.3)
Provision to return adjustments	1.8	--	(0.4)
Other permanent differences	(12.2)	(1.3)	(1.8)
Dividend and accretion on preferred stock	(49.9)	(15.2)	(19.3)
FIN 48 liability	(4.6)	(0.9)	0.7
R&D credit	27.7	4.6	3.3
Impact of Tax Act	(12.5)	35.5	--
Other	--	1.5	(0.4)
	(1.9)%	32.2%	(4.9)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$79	$108
Allowance for inventory obsolescence and amortization	281	818
Accrued liabilities not currently deductible	1,634	1,657
Accrued compensation	1,206	735
Deferred rent	4,750	5,134
Telos ID basis difference	--	65
Section 163(j) interest limitation	246	--
Net operating loss carryforwards - federal	1,956	2,453
Net operating loss carryforwards - state	653	848
Federal tax credit	983	666
Total gross deferred tax assets	11,788	12,484
Less valuation allowance	(6,652)	(7,219)
Total deferred tax assets, net of valuation allowance	5,136	5,265
Deferred tax liabilities:
Amortization and depreciation	(2,237)	(2,127)
Unbilled accounts receivable, deferred for tax purposes	(955)	(1,282)
Goodwill basis adjustment and amortization	(2,713)	(2,597)
Telos ID basis difference	(49)	--
Total deferred tax liabilities	(5,954)	(6,006)
Net deferred tax liabilities	$(818)	$(741)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2018	$7,219	$--	$(567)	$6,652
December 31, 2017	$10,499	$--	$(3,280)	$7,219
December 31, 2016	$9,027	$1,472	$--	$10,499

U.S. Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted.  The Tax Act made significant changes to the U.S. Internal Revenue Code including a number of changes that impact the Company, most notably a reduction to the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, and an indefinite carryforward period for net operating losses generated in taxable years beginning after December 31, 2017. As a result, we will be able to use our hanging credit deferred tax liability as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences.  Accordingly, we re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes and recorded a decrease in deferred tax liabilities of $3.0 million, with a corresponding adjustment to deferred tax benefit for the same amount for the year ended December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  We re-measured our deferred tax assets and liabilities and adjusted the valuation allowance related to the hanging credit deferred tax liability and included these amounts in our consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have completed the accounting for all income tax effects of the Tax Act, and recorded a SAB 118 adjustment in the current period tax provision related to state conformity to the indefinite-lived net operating loss provision of the Tax Act.

Beginning January 1, 2018, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rules which we have considered the impact of each of these provisions in our overall tax expense for the year ended December 31, 2018.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2018 and 2017. As a result of a full valuation allowance against our deferred tax assets and liabilities, a deferred tax liability (hanging credit) related to goodwill remains on our consolidated balance sheet at December 31, 2018 and 2017.

At December 31, 2018, for federal income tax purposes there was approximately $9.3 million net operating loss available to be carried forward to offset future taxable income. These net operating loss carryforwards expire in 2037. In addition, there was approximately $60,000 of alternative minimum tax credit available to be carried forward indefinitely to reduce future regular tax liabilities until 2020, after which time it will be fully refundable in 2021, in accordance with the Tax Act.

Under the provisions of ASC 740-10, we determined that there were approximately $648,000 and $677,000 of unrecognized tax benefits, including $278,000 and $266,000 of related interest and penalties, required to be recorded in other liabilities as of December 31, 2018 and 2017, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2015 to 2018, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits, beginning of period	$677	$762	$803
Gross decreases — tax positions in prior period	(63)	(127)	(66)
Gross increases — tax positions in current period	92	77	46
Settlements	(58)	(35)	(21)
Unrecognized tax benefits, end of period	$648	$677	$762

Note 10. Commitments

Leases
We lease office space and equipment under noncancelable operating and capital leases with various expiration dates, some of which contain renewal options.

On March 1, 1996, we entered into a 20-year capital lease for a building in Ashburn, Virginia, that serves as our corporate headquarters. We had accounted for this transaction as a capital lease and had accordingly recorded assets and a corresponding liability of approximately $12.3 million. Effective November 1, 2013, this lease was terminated and we entered into a 13-year lease (the “2013 lease”) that would have expired in October 31, 2026. The 2013 lease was treated as a modification in accordance with ASC 840, “Leases”. As a result of the 2013 lease, the corresponding capital asset and liability increased by $11.7 million, resulting in a net book value of the capital asset of $13.1 million, and capital obligation of $15.5 million. The 2013 lease included an option to purchase, assign to, or designate a purchaser on June 1, 2014, which required notice of intent to exercise the option by not later than March 31, 2014.

On March 28, 2014, we entered into a definitive agreement with an unrelated third party to assign the purchase option to that third party in return for cash consideration of $1.7 million, payable upon the closing of the purchase transaction, and certain obligations under the agreement, including entering into a new 15-year lease with the third party upon the third party’s exercise of the purchase option and purchase of the building from the prior landlord. On March 28, 2014, we provided the prior landlord notice of our assignment and exercise of the purchase option. On May 28, 2014 the third party completed the purchase transaction and the 2013 lease was terminated, with no ongoing obligations, by mutual agreement between us and the prior landlord. On the same day we entered into a new lease (the “2014 lease”) with the third party that expires on May 31, 2029. The 2014 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, and determined to be a capital lease. As a result of the new lease, the corresponding capital asset increased by $5.7 million, resulting in a net book value of the capital asset of $18.3 million and the liability increased by $6.7 million, resulting in a capital obligation of $22.0 million. As part of this treatment, the net cash consideration received in connection with the definitive agreement was treated as a lease incentive that will be amortized over the life of the lease.

The following is a schedule by years of future minimum payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2018 (in thousands):

	Property	Equipment	Total
2019	$1,995	$1	$1,996
2020	2,045	1	2,046
2021	2,096	2	2,098
2022	2,149	--	2,149
2023	2,203	--	2,203
Remainder	12,916	--	12,916

Total minimum obligations	23,404	4	23,408
Less amounts representing interest (ranging from 5.0% to 21.8%)	(5,427)	(1)	(5,428)

Net present value of minimum obligations	17,977	3	17,980
Less current portion	(1,114)	(1)	(1,115)

Long-term capital lease obligations at December 31, 2018	$16,863	$2	$16,865

Future minimum lease payments for all noncancelable operating leases at December 31, 2018 are as follows (in thousands):

2019	$885
2020	551
2021	547
2022	394
2023	335
Remainder	28
Total minimum lease payments	$2,740

In accordance with the 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually. Rent expense charged to operations totaled $1.6 million, $1.6 million, and $1.7 million for 2018, 2017, and 2016, respectively.

Accumulated amortization for property and equipment under capital leases at December 31, 2018 and 2017 is $17.5 million and $16.3 million, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2018	$30	$--	$--	$30
Year Ended December 31, 2017	$51	$--	$(21)	$30
Year Ended December 31, 2016	$133	$279	$(361)	$51

Note 11.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2018, 2017, and 2016 were $552,000, $570,000, and $401,000, respectively.  Additionally, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock as of December 31, 2018 and 2017, and 50,000 shares of the Company’s Class B Common Stock as of December 31, 2018 and 2017.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into the Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $308,000, $292,000, and $300,000 for the years ended December 31, 2018, 2017, and 2016, respectively, on the Porter Notes.

As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company’s stockholders’ deficit as of December 31, 2017.

On April 18, 2017, the Company redeemed all outstanding shares of the Senior Redeemable Preferred Stock, including 163 shares and 228 shares of Series A-1 and Series A-2 Redeemable Preferred Stock, respectively, held by Mr. Porter and Toxford.

Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2018
Revenue	$32,401	$34,943	$34,695	$35,977
Gross profit	10,232	12,078	16,287	14,465
(Loss) income before income taxes and non-controlling interest	(1,693)	450	4,722	(1,711)
Net (loss) income attributable to Telos Corporation (1)(2)	(1,986)	(87)	4,113	(3,680)

2017
Revenue	$23,110	$21,096	$28,243	$35,278
Gross profit	8,443	7,391	9,262	15,470
(Loss) income before income taxes and non-controlling interest	(2,807)	(3,011)	(1,755)	1,308
Net (loss) income attributable to Telos Corporation (1)(3)	(3,099)	(3,389)	(3,044)	3,699

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)
Net income for the third quarter of 2018 included $5.6 million of revenue accruals for multiple contracts as a result of several years of cumulative indirect rate adjustments which did not include direct costs in CO&D’s Secure Mobility deliverables.

(3)
A tax benefit was recorded due primarily to the remeasurement of our deferred tax assets and liabilities, and the adjustment of valuation allowance related to our hanging credit deferred tax liability in the fourth quarter of 2017, as a result of the Tax Act enacted in December 2017.

Note 13.  Commitments and Contingencies

Financial Condition and Liquidity
As described in Note 6 – Current Liabilities and Debt Obligations, we maintain a Credit Agreement with EnCap and a Purchase Agreement with RCA. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, or other potential sources of financing. If we are unable to maintain the Purchase Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Purchase Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Our working capital was $2.1 million and $(4.1) million as of December 31, 2018 and 2017, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P. and Wynnefield Partners Small Cap Value, L.P. v. Telos Corporation, et al.

As previously reported, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). A second holder of the Company’s Public Preferred Stock, Wynnefield Partners Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”). On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R. C. Porter, a holder of the Company’s Class A Common Stock.

In the litigation, Plaintiffs allege, among other things, that the Company and its officers and directors engaged in tactics to avoid paying dividends on the Public Preferred Stock, that the Company made improper bonus payments or awards to officers and directors, that certain former and present officers and directors breached legal duties or the standard of care that they owed the Company, that the Company improperly paid consulting fees to and engaged in loan transactions with Mr. Porter, that the Company failed to improve on the Company’s purported insolvency, that the Company failed to redeem the Public Preferred Stock as allegedly required by the Company’s charter, and that Mr. Porter engaged in actions constituting shareholder oppression.

On December 22, 2005, the Company’s Board of Directors established a special litigation committee (“Special Litigation Committee”), composed of certain independent directors, to review and evaluate the matters raised in the litigation.

On August 30, 2006, Plaintiffs filed a motion with the Circuit Court to place the Company into a receivership following the resignations of six of the nine members of the Board of Directors on August 16, 2006.  Within a week of the resignations, three new independent board members were added and two more new members were added in October 2006. Thus, the board and all board committees, including the Special Litigation Committee, were fully reconstituted.  In an opinion dated November 29, 2006 the Circuit Court denied the motion for receivership.  The Circuit Court concluded that the Plaintiffs’ holdings in the Public Preferred Stock represented a minority equity interest (and not debt or a fixed liability), and that their equity interests did not provide a guarantee to payment of dividends or redemption of their shares.  The Circuit Court further concluded that the Plaintiffs’ alleged expectations to a status as debtors of the Company or to rights to current dividends were not objectively reasonable, and that the Plaintiffs in fact had not been denied any rights as defined by the proxy statement and prospectus forming the terms of the Public Preferred Stock.

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

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint that included both new counts and previously dismissed counts. The new counts included a breach of contract claim (Count VIII), and claims for preliminary and permanent injunctions against the Company (Count IX) and for an accounting (Count X).  Count VIII alleged there was a contractual obligation to pay paid-in-kind (or PIK) dividends and the Company’s reversal of position in 2006 to not pay PIK dividends was a breach of contract.  The Company moved to dismiss or strike the Third Amended Complaint and, on April 15, 2008, the Circuit Court issued an order dismissing with prejudice all counts in the Third Amended Complaint that were not previously disposed of by motion or stipulation. Regarding Count VIII, the Circuit Court stated that “neither the Registration Statements, nor the company charter and Articles of Amendment and Restatement can be read to give rise to a contractual obligation to pay PIK dividends” and that “the law is clear that a corporate board may revoke stock dividends, even if they have already been declared, up until the time they are issued.”  On December 2, 2008, the Company filed a motion for voluntary dismissal without prejudice of its counterclaim against Plaintiffs (for their interference with the Company’s relationship with Wells Fargo). The Circuit Court granted that motion, over Plaintiffs’ opposition, on January 23, 2009.

On February 23, 2009, the Plaintiffs filed a notice of appeal.  In its brief, the Plaintiffs appealed the dismissal of their derivative claims and the shareholder oppression claim against Mr. Porter.  The appeal did not include any challenge to the dismissal of other counts, including Count VIII regarding the alleged contractual obligation to pay PIK dividends.  On September 7, 2012, the Court of Special Appeals of Maryland ruled that the Circuit Court applied an incorrect standard of review to evaluate the conclusions of the Special Litigation Committee.  The Court of Special Appeals held that the Circuit Court’s dismissal of a shareholder oppression claim (asserted against Mr. Porter) raised an issue of first impression under Maryland law and required further briefing in the Circuit Court.  The Court of Special Appeals vacated the decision of the Circuit Court that had been appealed, and remanded the case for further consideration and proceedings.

On October 24, 2012, the Company filed a Petition for Writ of Certiorari in the Court of Special Appeals of Maryland, which was denied on January 22, 2013.

On remand, the Circuit Court held a status and scheduling conference on July 26, 2013, after which, on November 1, 2013, the Defendants (excluding Mr. Porter) filed a Motion to Dismiss the derivative claims under the standard of review dictated by the opinion of the Court of Special Appeals as a result of the findings of the Special Litigation Committee in its final report of July 20, 2007 (“Defendants’ Motion to Dismiss”).  Following full briefing by the parties, a hearing on the Motion to Dismiss was held on April 24, 2014.  No decision has been rendered on the Company’s motion to dismiss or otherwise dispose of the derivative claims, and the matter remains pending.

On September 17, 2013, the Plaintiffs filed a request for an entry of an order for default as to Mr. Porter, which was denied by the Circuit Court on November 8, 2013.  Mr. Porter ultimately filed a motion to dismiss ("Mr. Porter’s Motion to Dismiss") the claim against him on May 13, 2014, raising multiple grounds.

On January 31, 2018, certain former and current officers and directors filed a Motion to Reconsider the Court’s Orders Denying Motions to Dismiss for Lack of Personal Jurisdiction (“Motion to Reconsider”) with the Circuit Court.  This Motion to Reconsider was precipitated by a newly decided Maryland appellate decision related to personal jurisdiction.  Following full briefing by the parties, a hearing was held on December 19, 2018 on the Motion for Reconsideration and on Mr. Porter’s Motion to Dismiss.  No decision has been made by the Court on either the Motion for Reconsideration or on Mr. Porter’s Motion to Dismiss, and the matters remain pending.

As of December 31, 2018, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, respectively, of the outstanding Public Preferred Stock.

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

Hamot et al. v. Telos Corporation

As previously reported, since August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), have been involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”).  Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, the Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws.
By way of preliminary injunctions entered on August 28, 2007 and September 24, 2007, the Circuit Court ordered that Hamot and Siegel are entitled to documents in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board, but in light of the Costa Brava shareholder litigation, the Company is entitled to designate certain documents as “confidential” or “highly confidential” and to withhold certain documents from the Plaintiffs based upon the attorney work product doctrine or attorney-client privilege. Pursuant to the preliminary injunctions, the Hamot and Siegel are also entitled to receive written responses to requests for Board of Directors or Board committee minutes within seven days of any such requests and copies of such minutes within fifteen days of any such requests, as well as written responses to all other requests for information and/or documents related to their duties as directors within seven days of such requests, and all Board of Directors appropriate information and/or documents within thirty days of any such requests.
 On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel’s interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment. On June 27, 2008, the Circuit Court granted the Company’s motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year. This preliminary injunction expired by its own terms and an appeal by Hamot and Siegel from that preliminary injunction order later was held to be moot by the Court of Special Appeals of Maryland.

On April 12, 2010, the Plaintiffs filed a motion for the advancement of legal fees and expenses incurred in defense of the Company’s counterclaim and/or its successful motion for injunctive relief.  On November 3, 2011, the Circuit Court denied the Plaintiffs’ motion, as well as the Plaintiffs’ motion for partial summary judgment and request for attorneys’ fees.  On May 21, 2012, the Circuit Court denied Plaintiffs’ motion for reconsideration of the same.

Trial on both the Plaintiffs’ books and records claims and the Company’s counterclaims related to auditor interference commenced on July 5, 2013, and continued on several days in July 2013. The evidentiary portion of the trial concluded on August 1, 2013, and post-trial briefing concluded on September 16, 2013.

On September 11, 2017, the Circuit Court docketed two decisions in this matter.  First, with respect to the Plaintiffs’ complaint related to access to books and records of the Company, Judge Pierson declined to grant permanent injunctive relief to the Plaintiffs but, instead, issued a declaratory order setting forth the pertinent standards the parties should follow as it relates to the Plaintiffs’ right to books and records.  The Circuit Court found that the Plaintiffs have the right as directors to inspect and copy the records of the Company, subject to the Company’s right to determine that the materials requested were not reasonably related to the scope of their duties as directors or that their use of the materials may violate the duties they owe to the Company.  The Circuit Court also determined that the scope of the inspection may also be limited if Telos establishes that the request creates an undue burden or expense.

Second, with respect to the third amended counterclaim, the Circuit Court entered judgment in favor of the Company and against Hamot and Siegel on the counterclaim for tortious interference with the Company’s contractual relationship with its former auditors, Reznick Group (“Reznick”) (Count Two) and awarded damages against Hamot and Siegel in the amount of $278,923. The Circuit Court found that Hamot and Siegel’s threat of litigation against Reznick was the precipitating cause of Reznick’s resignation.  In addition, the Circuit Court determined that the threats of litigation were made for an improper purpose – to influence the accounting treatment that Reznick would use on the Company’s financial statements, specifically as it relates to the 12.0% Exchangeable Redeemable Preferred Shares – and the resignation was a foreseeable consequence of Hamot and Siegel’s interference.

The Circuit Court also entered judgment for Hamot and Siegel on the Company’s claims for interference with its relationship with its former auditor, Goodman and Company, LLP (“Goodman”) and on the Company’s claim seeking declaratory relief in connection with Plaintiffs’ claims for indemnification of attorney’s fees and costs in connection with the litigation. The Circuit Court determined that the resignation of Goodman as the Company’s auditor occurred upon the Plaintiffs’ election to the Company’s board of directors, which the Circuit Court found itself was not independently wrongful and was the precipitating cause of the resignation, and not primarily due to the litigation against Goodman maintained by Costa Brava.  The Circuit Court also entered judgment for Hamot and Siegel on the alternative claims for interference with the business relationships with Goodman and Reznick (Counts Three and Four), finding that it was not necessary to decide issues of liability under these claims since it determined that contracts with each of the audit firms existed.

On September 27, 2017, the Company filed a Motion under Maryland Rule 2-535 to reconsider or revise two specific aspects of the Circuit Court’s judgment on Count Two of the third amended counterclaim: (1) to correct the amount of damages awarded for audit expenses incurred for the audit year 2007, and (2) to amend or modify the order with respect to Count Five (the declaratory relief claim related to indemnification) to dismiss the claims instead of entering judgment in favor of Hamot and Siegel on it. The Company contended that the Circuit Court should revise an incorrect measure of damages it used in reaching its judgment on the tortious interference claim related to Reznick and instead compensate for the financial loss directly and actually caused by Hamot and Siegel’s tortious conduct, and award the Company aggregate damages in the amount of $669,989. Regarding Count Five, the Company requested that the Order entered be modified to conform it to the letter and spirit of the Circuit Court’s opinion, in part to make clear that the judgment on that count does not have res judicata or collateral estoppel effects.

A hearing on the motion was held on October 11, 2017.  At the conclusion of the hearing, the Circuit Court denied the Company’s motion as to the damages awarded on Count Two, and granted the Company’s motion on the issue related to Count Five and entered a new order accordingly.  Later that same day, the Company filed a notice with the Circuit Court appealing the judgment to the Court of Special Appeals of Maryland.  On October 17, 2017, Hamot and Siegel filed a notice of a cross-appeal, which they later withdrew.

On or about July 6, 2018, the attorneys representing Mr. Hamot filed a Notice of Substitution of Party in the Circuit Court and the Court of Special Appeals, providing notice that Mr. Steven Tannenbaum was appointed and qualified as the Special Personal Representative of the Estate of Seth Hamot to represent the estate in the litigation.

Oral argument on the appeal in the Court of Special Appeals was held on October 3, 2018. On November 28, 2018, the Court of Special Appeals issued an unpublished opinion affirming the judgment of the Circuit Court on the issues related to damages.  On January 25, 2019, Telos filed a Petition for Writ of Certiorari with Court of Appeals of Maryland seeking review in that Court.  On March 29, 2019, the Petition for Writ of Certiorari was granted.

On October 19, 2017, Hamot and Siegel submitted a letter to the Company, pursuant to Section 2-418 of the Maryland General Corporation Law, demanding that the Company advance and/or indemnify them for legal fees and expenses purportedly totaling $1,550,000 and incurred in pursuit of the foregoing books and records litigation and in defense of the Company’s counterclaims, and ongoing expenses in the litigation.

The Board addressed Hamot and Siegel’s demand for indemnification and/or advancement at its regularly scheduled meeting on November 13, 2017. The Board, by a vote of all members present for this portion of the meeting, and for a number of reasons, determined that the Company will not provide indemnification or advancement to Hamot and Siegel in response to their demand.

On November 20, 2017, Hamot and Siegel filed a Motion for Advancement and Indemnification of Legal Fees and Expenses and Request for Hearing in the Circuit Court.  Hamot and Siegel alleged that they have incurred approximately $1,450,000 of legal fees and expenses in relation to the counterclaim proceedings and approximately $100,000 of legal fees and expenses incurred in relation to the third amended complaint. Hamot and Siegel claim that, since the Circuit Court ruled in their favor in Counts I and III (related to Goodman), they were entitled to the $750,000 for legal fees and expenses incurred in defending those counts, plus legal fees and expenses incurred in the pending appeal.  In addition, Hamot and Siegel claimed that they were entitled to $659,750 (91% of the legal fees and expenses incurred in defending Counts II and IV (related to Reznick)) plus the legal fees and expenses incurred in the appeal from the Circuit Court’s judgment. Lastly, Hamot and Siegel claimed that, since they allegedly received a successful ruling in the Third Amended Complaint, they were entitled to approximately $100,000 for legal fees and expenses incurred, plus advancement for expenses related to the pending appeal on this issue. The Company filed an opposition to Hamot and Siegel’s Motion, raising a number of reasons why the relief requested by Hamot and Siegel should not be granted. A hearing on this motion and the Company’s opposition was held on February 28, 2018.

On June 27, 2018, the Circuit Court issued a decision on Hamot and Siegel’s Motion for Advancement and Indemnification of Legal Fees and Expenses. The Court, inter alia: (i) denied Hamot and Siegel’s request for indemnification as premature, given the pendency of the Company's appeal and Hamot and Siegel’s cross-appeal from the judgment rendered against them after the trial on the merits; (ii) concluded that the evidence established a nexus between the claims against Hamot and Siegel in the Counterclaim and their service as directors; (iii) determined that indemnification was not available to Hamot and Siegel as a matter of law in connection with their right to inspect claim in their third amended complaint; (iv) determined that Hamot and Siegel were not entitled to advancement of expenses incurred between May 21, 2012 and November 20, 2017, because this request seeks "reimbursement for fees relating to a proceeding that has concluded, and concluded with a ruling that definitively resolves the claims, at least at this juncture", and further determined that "[a]ccepting the extremely low good faith standard and providing advancement would require the court to ignore the findings that the court has made on the very claims that gave rise to the expenses that are the basis of the request"; and (v) determined that Hamot and Siegel were entitled to advancement of expenses related to the appeal of the Counterclaim, pending completion of the appellate proceedings, explaining that the "fact that this court found against Hamot and Siegel on the merits does not compel the conclusion that they could not entertain a good faith belief in the merits of their appeal" and that they met the low bar for showing their good faith belief that they will be successful on the counterclaim on appeal.

On September 21, 2018, Hamot and Siegel filed in the Circuit Court a Motion for Entry of Money Judgment of Advancement Fees and Expenses, or, in the Alternative, for Order that Telos Corporation Show Cause Why Telos Corporation Should Not be Held in Contempt for Failing to Comply with this Court’s June 27, 2018 Order Directing Telos Corporation to Pay Advancement Fees and Expenses (Motion for Entry of Monetary Judgment), and the Company filed an opposition to the motion.  A hearing was held on the Plaintiffs’ Motion for Entry of Monetary Judgment on November 21, 2018.  Effective on January 4, 2019, the parties entered into a partial settlement agreement with respect to certain issues related to Plaintiffs’ claim for advancement of fees and expenses on the appeal and certain other matters, and subsequently the Circuit Court issued an order on January 9, 2019 determining that the Motion for Entry of Monetary Judgment was moot.

At this stage of the litigation, in light of the pendency of the Petition for Writ of Certiorari, it is impossible to reasonably determine the degree of probability related to the Company’s success in relation to any of claims, defenses or assertions in the foregoing litigation.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2019 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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
4.1
Credit Agreement, dated January 25, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 31, 2017)

4.2
First Amendment to Credit Agreement, effective as of February 23, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-K report for the year ended December 31, 2016)

4.3
Second Amendment to Credit Agreement, dated April 18, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.4
Subordination and Intercreditor Agreement, dated April 18, 2017, among JP Charitable Foundation, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.5
Subordination and Intercreditor Agreement, dated April 18, 2017, among Porter Foundation Switzerland, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.6
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and JP Charitable Foundation (Incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.7
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.5 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.8
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of JP Charitable Foundation (Incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.9
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.10
Third Amendment to Credit Agreement and Waiver, dated March 30, 2018, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.10 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

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

10.4*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Edward L. Williams (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.5*
Second Amended Employment Agreement, dated as of November 12, 2012, between the Company and Michele Nakazawa (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.6*
Amendment to Employment Agreement, dated as of November 12, 2012, between the Company and Brendan D. Malloy (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.7*
Form of Employment Agreement between the Company and six of its executive officers (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q report for the quarter ended September 30, 2012)

10.8*	Telos Corporation 2013 Omnibus Long-Term Incentive Plan (Incorporated by reference to Appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A on April 16, 2013)
10.9*	Form Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on May 15, 2013)
10.10*	Telos Corporation Senior Officer Incentive Program (Incorporated by reference to Exhibit 10.27 filed with the Company’s Form 10-K report for the year ended December 31, 2013)
10.11*
Employment Agreement, dated as of January 4, 2013, between the Company and Jefferson V. Wright (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K report for the year ended December 31, 2013)

10.12
Membership Interest Purchase Agreement, dated as of December 24, 2014, by and among Telos Corporation and Hoya ID Fund A, LLC (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on December 31, 2014)

10.13
Second Amended and Restated Operating Agreement of Telos Identity Management Solutions , LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on December 31, 2014)

10.14
Subordinated Loan Agreement between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.15
Subordinated Promissory Note between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.16
Subordinated Loan Agreement between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.17
Subordinated Promissory Note between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.40 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.18
Series A-1 and Series A-2 Redeemable Preferred Stock Extension of Redemption Date – Toxford Corporation, dated March 17, 2016 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q report for the quarter ended March 31, 2016)

10.19
Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated July 15, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on July 21, 2016)

10.20
Financing and Security Agreement between Telos Corporation and Action Capital Corporation, dated July 15, 2016 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on July 21, 2016)

10.21*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2016)
10.22*	Notice of Grant of Restricted Stock (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2016)
10.23
Amendment to Financing and Security Agreement Between the Company and Action Capital Corporation dated September 6, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on September 9, 2016)

10.24*	Telos ID Sale Bonus Plan (Incorporated by reference to Exhibit 10.48 filed with the Company’s Form 10-K report for the year ended December 31, 2016)
10.25
First Amendment to Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated March 2, 2018 (Incorporated by reference to Exhibit 10.48 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

10.26*
Telos Corporation Senior Officer Incentive Program, Adopted as Revised March 29, 2018 (Incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

10.27
Amendment to Financing and Security Agreement Between Telos Corporation and Action Capital Corporation dated August 13, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2018)

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

TELOS CORPORATION
	By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	Date:	April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 1, 2019
John B. Wood
/s/ Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
Michele Nakazawa
Director
William H. Alderman
/s/ Bernard C. Bailey	Director	April 1, 2019
Bernard C. Bailey
/s/ David Borland	Director	April 1, 2019
David Borland
/s/ Bruce R. Harris	Director	April 1, 2019
Bruce R. Harris, Lt. Gen., USA (Ret.)
/s/ Charles S. Mahan, Jr.	Director	April 1, 2019
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)
/s/ John W. Maluda	Director	April 1, 2019
John W. Maluda, Major Gen., USAF (Ret)
/s/ Robert J. Marino	Director	April 1, 2019
Robert J. Marino
Director
Andrew R. Siegel