Form 10-Q
period 2019-03-31
TELOS CORP
filed 2019-05-15
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act: None
As of May 8, 2019, the registrant had outstanding 45,158,460 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Revenue
Services	$28,037	$28,787
Products	3,129	3,614
	31,166	32,401
Costs and expenses
Cost of sales - Services	20,191	20,523
Cost of sales - Products	1,999	1,646
	22,190	22,169
Selling, general and administrative expenses	10,358	10,254
Operating loss	(1,382)	(22)
Other income (expense)
Other income	5	4
Interest expense	(1,760)	(1,675)
Loss before income taxes	(3,137)	(1,693)
Benefit (provision) for income taxes (Note 7)	197	(59)
Net loss	(2,940)	(1,752)
Less: Net income attributable to non-controlling interest (Note 2)	(473)	(234)
Net loss attributable to Telos Corporation	$(3,413)	$(1,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,940)	$(1,752)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	(2)
Less: Comprehensive income attributable to non-controlling interest	(473)	(234)
Comprehensive loss attributable to Telos Corporation	$(3,411)	$(1,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$221	$72
Accounts receivable, net of reserve of $306 (Note 1)	25,576	34,542
Inventories, net of obsolescence reserve of $520 (Note 1)	3,457	4,389
Deferred program expenses	1,108	244
Other current assets	2,005	1,985
Total current assets	32,367	41,232
Property and equipment, net of accumulated depreciation of $29,602 and $28,665, respectively	19,404	17,426
Operating lease right-of-use assets (Note 10)	1,846	--
Goodwill (Note 3)	14,916	14,916
Other assets	956	915
Total assets	$69,489	$74,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$17,525	$21,779
Accrued compensation and benefits	9,213	9,082
Contract liabilities (Note 1 and 5)	5,158	5,232
Finance lease obligations – short-term (Note 10)	1,142	1,115
Other current liabilities (Note 10)	2,721	1,895
Total current liabilities	35,759	39,103

Senior term loan, net of unamortized discount and issuance costs (Note 5)	11,038	10,984
Subordinated debt (Note 5)	2,677	2,597
Finance lease obligations – long-term (Note 10)	16,571	16,865
Operating lease liabilities – long-term (Note 10)	1,584	--
Deferred income taxes (Note 7)	593	818
Public preferred stock (Note 6)	136,343	135,387
Other liabilities (Note 7)	681	838
Total liabilities	205,246	206,592

Commitments and contingencies (Note 8)	--	--

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	19	17
Accumulated deficit	(142,542)	(139,129)
Total Telos stockholders’ deficit	(138,135)	(134,724)
Non-controlling interest in subsidiary (Note 2)	2,378	2,621
Total stockholders’ deficit	(135,757)	(132,103)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$69,489	$74,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,940)	$(1,752)
Adjustments to reconcile net loss to cash provided by operating activities:
Dividends of preferred stock as interest expense	956	955
Depreciation and amortization	934	657
Amortization of debt issuance costs	54	47
Deferred income tax (benefit) provision	(225)	13
Other noncash items	--	5
Changes in other operating assets and liabilities	5,265	894
Cash provided by operating activities	4,044	819

Investing activities:
Capitalized software development costs	(598)	(357)
Purchases of property and equipment	(2,314)	(773)
Cash used in investing activities	(2,912)	(1,130)

Financing activities:
Payments under finance lease obligations	(267)	(242)
Distributions to Telos ID Class B member - non-controlling interest	(716)	--
Cash used in financing activities	(983)	(242)

Increase (decrease) in cash and cash equivalents	149	(553)
Cash and cash equivalents, beginning of period	72	600

Cash and cash equivalents, end of period	$221	$47

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$593	$599

Noncash:
Dividends of preferred stock as interest expense	$956	$955

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(amounts in thousands)

	Telos Corporation
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
For the Three Months Ended March 31, 2019
Beginning balance	$78	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	--	--	--	(3,413)	473	(2,940)
Foreign currency translation gain	--	--	2	--	--	2
Distributions	--	--	--	--	(716)	(716)
Ending balance	$78	$4,310	$19	$(142,542)	$2,378	$(135,757)
For the Three Months Ended March 31, 2018
Beginning balance	$78	$4,310	$32	$(141,370)	$913	$(136,037)
Net (loss) income	--	--	--	(1,986)	234	(1,752)
Cumulative effect adjustment due to change in accounting policy	--	--	--	3,881	--	3,881
Foreign currency translation loss	--	--	(2)	--	--	(2)
Ending balance	$78	$4,310	$30	$(139,475)	$1,147	$(133,910)

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

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2018 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (ASC Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, which made the new standard effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC Topic 842): Targeted Improvements,” which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are (a) to apply the new lease requirements at the beginning of the earliest period presented (the Comparative Method) and (b) to apply the new lease requirements at the effective date (the Effective Date Method). Under both transition methods there is a cumulative effect adjustment. We adopted the standard on January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method for all leases with terms greater than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which included carrying forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard resulted in the recognition of right-of-use assets of $2.0 million and additional lease liabilities of $2.0 million as of January 1, 2019. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

Recent Accounting Pronouncements Not Yet Adopted
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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 of the current goodwill impairment test, that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirement for fair value measurement under ASC 820 to improve the effectiveness of such disclosures. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.  This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

Our contracts may include various types of variable consideration, such as claims (for instance, indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved. We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular DCAA audits of incurred cost submissions. This resulted in signed final rate agreement letters for 2011 to 2013 and conformed incurred cost submissions for 2014 to 2015. We evaluated the resulting changes to revenue under the applicable cost plus fixed fee contracts for the years 2011 to 2015 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We have included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $6.0 million during the year ended December 31, 2018.

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

Billed receivables are amounts billed and due from our customers and are reported within accounts receivable, net of reserve on the condensed consolidated balance sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer’s protection with respect to full and final performance under the contract.

Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheet on a net contract basis at the end of each reporting period.

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

	Three Months Ended March 31,
	2019	2018

Federal	$28,984	$29,711
State & Local, and Commercial	2,182	2,690
Total	$31,166	$32,401

	Three Months Ended March 31,
	2019	2018

Firm fixed-price	$24,930	$24,921
Time-and-materials	3,928	3,767
Cost plus fixed fee	2,308	3,713
Total	$31,166	$32,401

The following table discloses accounts receivable (in thousands):

	March 31, 2019	December 31, 2018
Billed accounts receivable	$11,738	$18,848
Unbilled receivables	14,144	16,000
Allowance for doubtful accounts	(306)	(306)
Receivables – net	$25,576	$34,542

The following table discloses contract liabilities (in thousands):

	March 31, 2019	December 31, 2018
Contract liabilities	$5,158	$5,232

As of March 31, 2019, we had $84.6 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 95.4% of our remaining performance obligations as revenue in 2019, an additional 4.5% in 2020 and the balance thereafter. Revenue recognized for the three months ended March 31, 2019 and 2018, that was included in the contract liabilities balance at the beginning of each reporting period was $1.9 million and $2.6 million, respectively.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three months ended March 31, 2019 and 2018, the Company sold approximately $5.0 million and $3.1 million of accounts receivable, respectively, and recognized a related loss of approximately $18,000 and $11,000 in selling, general and administrative expenses, respectively, for the same period. As of March 31, 2019, there were no outstanding sold accounts receivable. As of March 31, 2018, the balance of the sold accounts receivable was approximately $0.9 million, and the related deferred price was approximately $0.1 million. As of December 31, 2018, the balance of the sold accounts receivable was approximately $0.9 million, and the related deferred price was approximately $0.1 million.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory was $4.0 million and $4.9 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.5 million as of March 31, 2019 and December 31, 2018.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed.” Software development costs for software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of March 31, 2019 and December 31, 2018, we capitalized $3.7 million and $3.1 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Accumulated amortization was $1.7 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2019 and December 31, 2018. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at March 31, 2019 and December 31, 2018.

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

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31 each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, CO&D, Identity Management, and IT and Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management's judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of  December 31, 2018. There were no triggering events which would require goodwill impairment consideration during the quarter. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants in 2019. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of March 31, 2019, there were 2,427,500 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

Other Comprehensive Income (Loss)
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

Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Cumulative foreign currency translation loss	$(88)	$(90)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$19	$17

Note 2.  Non-controlling Interests
On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Identity Management business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors (“Investors”) owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investor in exchange for $6 million in cash consideration. In accordance with ASC 505, “Equity,” we recognized a gain of $5.8 million. As a result, we owned 60% of Telos ID, and therefore continued to account for the investment in Telos ID using the consolidation method.

On December 24, 2014 (the “Closing Date”), we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) between the Company and the Investors, pursuant to which the Investors acquired from the Company an additional ten percent (10%) membership interest in Telos ID in exchange for $5 million (the “Transaction”). In connection with the Transaction, the Company and the Investors entered into the Second Amended and Restated Operating Agreement (the “Operating Agreement”) governing the business, allocation of profits and losses and management of Telos ID. Under the Operating Agreement, Telos ID is managed by a board of directors comprised of five (5) members (the “Telos ID Board”). The Operating Agreement provides for two classes of membership units, Class A (owned by the Company) and Class B (owned by the Investors). The Class A member (the Company) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint three (3) members of the Telos ID Board. The Class B member (the Investors) owns 50% of Telos ID, is entitled to receive 50% of the profits of Telos ID, and may appoint two (2) members of the Telos ID Board.

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

Pursuant to the Transaction, the Class A and Class B members each owns 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $473,000 and $234,000 for the three months ended March 31, 2019 and 2018, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $0.7 million for the three months ended March 31, 2019.  No distribution was made during the three months ended March 31, 2018.

The following table details the changes in non-controlling interest for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Non-controlling interest, beginning of period	$2,621	$913
Net income	473	234
Distributions	(716)	--
Non-controlling interest, end of period	$2,378	$1,147

Note 3.  Goodwill
The goodwill balance was $14.9 million as of March 31, 2019 and December 31, 2018. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of March 31, 2019 and December 31, 2018, no impairment charges were taken.

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

As of March 31, 2019 and December 31, 2018, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $136.3 million and $135.4 million, respectively, and the estimated fair market value was $86.0 million and $41.4 million, respectively, based on quoted market prices.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of March 31, 2019 and December 31, 2018, the accounts payable and other accrued payables consisted of $16.2 million and $18.5 million, respectively, in trade account payables and $1.3 million and $3.3 million, respectively, in accrued payables.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of March 31, 2019 and December 31, 2018, the contract liabilities primarily consisted of product support services.

Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent") and the lenders party thereto (the "Lenders"), (together referenced as “EnCap”). The Credit Agreement provides for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

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

On March 30, 2018, the Credit Agreement was amended (the “Third Amendment”) to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan). The increase in interest expense has been paid in cash.  Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap. As of March 31, 2019, we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Senior term loan, including exit fee	$11,825	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(787)	(841)
Senior term loan, net	$11,038	$10,984

We incurred interest expense in the amount of $0.4 million for each of the three months ended March 31, 2019 and 2018, under the Credit Agreement.

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

The Company is liable to the Buyer for any fraudulent statements and all representations, warranties, covenants, and indemnities made by the Company pursuant to the terms of the Purchase Agreement. It is considered an event of default if (a) the Company fails to pay any amounts it owes to RCA when due (subject to a cure period); (b) the Company has voluntary or involuntary bankruptcy proceedings commenced by or against it; (c) the Company is no longer solvent or is generally not paying its debts as they become due; (d) any voluntary liens, garnishments, attachments, or the like are issued against or attach to the Purchased Receivables; (e) the Company breaches any warranty, representation, or covenant (subject to a cure period); (f) the Company is not in compliance or has otherwise defaulted under any document or obligation in favor of RCA or an RCA affiliate; or (g) the Purchase Agreement or any material provision terminates (other than in accordance with the terms of the Purchase Agreement) or ceases to be effective or to be a binding obligation of the Company. If any such event of default occurs, then RCA may take certain actions, including ceasing to buy any eligible receivables, declaring any indebtedness or other obligations immediately due and payable, or terminating the Purchase Agreement.

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the “Acceptable Accounts”). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement had a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. On August 13, 2018, the Financing Agreement was extended through January 2, 2019. No fee or consideration of any kind was paid in connection with this extension. The Financing Agreement was not extended beyond this date.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $80,000 and $75,000 for the three months ended March 31, 2019 and 2018, respectively, on the Porter Notes.

Note 6.  Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2019 and December 31, 2018 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2019.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

ASC 210 and the FASB ASC Master Glossary define current liabilities as follows: The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items which have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually twelve months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within one year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.

ASC 470 provides the following: The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period.  It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable.

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $104.5 million and $103.5 million as of March 31, 2019 and December 31, 2018, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2019 and 2018, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. We recorded an approximately $197,000 income tax benefit and $59,000 income tax provision for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income (loss) for both periods.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2019 and December 31, 2018. Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes.  As a result, a deferred tax liability related to goodwill of $593,000 and $818,000 remains on our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively. The income tax benefit recorded for the three months ended March 31, 2019 is primarily related to this change in deferred tax liability and is due to the state conformity to the indefinite-lived net operating loss provision of the Tax Act.

As a result of the Tax Act, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rule. We have considered the impact of each of these provisions in our computation of tax expense for the three months ended March 31, 2019.

Under the provisions of ASC 740, we determined that there were approximately $654,000 and $648,000 of unrecognized tax benefits, including $285,000 and $278,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $(3.4) million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P. and Wynnefield Partners Small Cap Value, L.P.v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). A second holder of the Company’s Public Preferred Stock, Wynnefield Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”).  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company’s Class A common stock. As of March 31, 2019, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, resepectively, of the outstanding Public Preferred Stock. There have been no material developments in this litigation during the three month period ended March 31, 2019, and the matter remains pending.

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

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, since August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava, have been involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court. Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. There have been no material developments in this litigation during the three months ended March 31, 2019, and the matter remains pending.

At this stage of the litigation, in light of the pending review by the Court of Appeals of Maryland of issues related to the lower court’s handling of damages awarded to the Company in connection with Hamot and Siegel’s interference with the auditor relationship, it is impossible to reasonably determine the degree of probability related to the Company’s success in relation to any of the assertions in the foregoing litigation.

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

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $158,000 and $181,000 for the three months ended March 31, 2019 and 2018, respectively. Additionally, as of March 31, 2019 and December 31, 2018, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock and 50,000 shares of the Company’s Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $80,000 and $75,000 for the three months ended March 31, 2019 and 2018, respectively, on the Porter Notes.

Note 10 – Leases
We account for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements.

In accordance with the adoption of ASC 842 on January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities which represent our obligation to make lease payments. Generally, we enter into operating lease agreements for facilities. Finance lease assets are recorded within property and equipment, net of accumulated depreciation. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our consolidated balance sheet based on their contractual due dates. Finance lease liabilities are classified according to contractual due dates.

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 4.2 years and 5.75% and for our finance leases were approximately 10.1 years and 5.04% at March 31, 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2018 Form 10-K.

As of March 31, 2019, operating lease ROU assets were $1.8 million and operating lease liabilities were $2.0 million, of which $1.6 million were classified as noncurrent.

Future minimum lease commitments at March 31, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$425	$1,504
2020	564	2,045
2021	551	2,096
2022	395	2,149
2023	340	2,203
2024 and thereafter	28	12,917
Total lease payments	2,303	22,914
Less imputed interest	(266)	(5,201)
Total	$2,037	$17,713

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$147

Finance lease cost
Amortization of right-of-use assets	267
Interest on lease liabilities	225
Total finance lease cost	$492

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$138
Cash flows from operating activities - finance leases	492
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$127

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
  This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

A number of contracts that we undertake extend beyond one year and, accordingly, portions of contracts are carried forward from one year to the next as part of the backlog. Because many factors affect the scheduling and continuation of projects, no assurance can be given as to when revenue will be realized on projects included in our backlog.

At March 31, 2019 and 2018, we had total backlog from existing contracts of approximately $270.2 million and $284.4 million, respectively.  Such backlog was $290.8 million at December 31, 2018. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of March 31, 2019 and 2018 was $84.6 million and $79.3 million, respectively. Funded backlog was $79.3 million at December 31, 2018.

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

Our operating cycle involves many types of solutions, product and service contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits may not be indicative of future operating results and the following comparative analysis should therefore be viewed in such context.

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

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (“GWAC”), therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The period of performance for the original NETCENTS contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office (“GAO”) that the U.S. Air Force re-evaluate proposals and make a new source selection decision. Subsequent to the Air Force’s reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security’s EAGLE II, GSA Alliant 2, and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II, or GSA Alliant 2 as it was not ready for agencies to use until July 1, 2018.

On September 28, 2018, the Department of Defense and Labor, Health and Human Services, and Education Appropriations Act, 2019 and Continuing Appropriations Act, 2019 (the Appropriations Act) was passed by Congress and signed into law. The Appropriations Act provides discretionary funding for the Department of Defense (DoD) and the other titled agencies for fiscal year (FY) 2019 (the U.S. Government’s fiscal year begins on October 1 and ends on September 30). The Appropriations Act provides funding for the DoD for FY 2019 of $674.4 billion and the previously enacted Military Construction and Veteran’s Affairs appropriations provides additional funding for the DoD for FY 2019 of $10.3 billion, bringing total funding for the DoD for FY 2019 to $685 billion, which is comprised of $617 billion in base funding and $68 billion for the Overseas Contingency Operations (OCO) account to support the Global War on Terrorism (GWOT). The Appropriations Act adheres to the recently enacted Bipartisan Budget Act of 2018 (BBA of 2018), which provided an additional $80 billion for national defense over two years in FY 2018 and FY 2019. This was the largest year over year increase in base funding for the DoD in 15 years. On February 15, 2019, the President signed into law a $333 billion omnibus appropriations bill that funded the U.S. Government for the remainder of the 2019 fiscal year.

On March 11, 2019, the President submitted a budget proposal for FY 2020, which begins October 1, 2019, to Congress that includes a base budget for national defense of $750 billion, including $718 billion for the DoD. The base budget request for national defense represents an increase of nearly $34 billion over the FY 2019 funding level, most of which relates to increases in the DoD’s budget. Congress must approve or revise the President’s FY 2020 budget proposal through enactment of appropriations bills and other policy legislation, which then requires final approval from the President.

Currently, U.S. defense and other discretionary spending in FY 2020 and FY 2021 remains subject to statutory spending limits established by the Budget Control Act (“BCA”). The BCA spending limits were modified for fiscal years 2013 through 2019 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act (“BBA”) of 2013, the BBA of 2015, and most recently the BBA of 2018. However, these acts do not alter the spending limits beyond FY 2019. As currently enacted, the BCA limits defense spending to $576 billion (including approximately $550 billion for DoD) for fiscal year 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in 2021. The President’s defense budget proposal for FY 2020 and estimates beyond FY 2020 exceed the spending limits established by the BCA. As a result, continued budget uncertainty and the risk of possible disruptions to U.S. Government operations and future sequestration cuts remain unless the BCA is repealed or significantly modified.

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

The principal elements of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2018	2018
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	71.2	68.4
Selling, general and administrative expenses	33.2	31.6
Operating loss	(4.4)	----
Interest expense, net	(5.6)	(5.2)
Loss before income taxes	(10.0)	(5.2)
Benefit (provision) for income taxes	0.6	(0.2)
Net loss	(9.4)	(5.4)
Less: Net income attributable to non-controlling interest	(1.5)	(0.7)
Net loss attributable to Telos Corporation	(10.9)%	(6.1)%

Revenue decreased by 3.8% to $31.2 million for the first quarter of 2019, from $32.4 million for the same period in 2018. Services revenue decreased to $28.0 million for the first quarter of 2019 from $28.8 million for the same period in 2018, primarily attributable to decreases in sales of $2.7 million of CO&D’s Secure Mobility solutions, $0.1 million of Identity Management solutions, offset by increases in sales of $1.5 million of CO&D’s Cyber Security solutions and $0.5 million of IT & Enterprise solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $3.1 million for the first quarter of 2019 from $3.6 million for the same period in 2018, primarily attributable to a decrease in sales of $1.3 million of CO&D’s Cyber Security solutions, offset by an increase in resold products of $0.8 million of Identity Management solutions.

Cost of sales was $22.2 million for the first quarter of 2019 and 2018. Cost of sales for services increased by 1.6%, and as a percentage of services revenue increased by 0.7%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in CO&D’s Secure Mobility solutions. Cost of sales for products increased by 21.4%, and as a percentage of product revenue increased by 18.4% due primarily to a decrease in proprietary software sales which carry lower cost of sales. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased to $9.0 million for the first quarter of 2019 from $10.2 million for the same period in 2018. Gross margin decreased to 28.8% in the first quarter of 2019, from 31.6% for the same period in 2018. Services gross margin decreased to 28.0% in 2019 from 28.7% in 2018, and product gross margin decreased to 36.1% in 2019 from 54.5% in 2018, due primarily to a change in program mix during the period as noted above.

Selling, general, and administrative expense increased by 1.0% to $10.4 million for the first quarter of 2019, from $10.3 million for the same period in 2018, primarily attributable to an increase in labor costs of $0.6 million, offset by decreases in outside services of $0.3 million, legal fees of $0.1 million, and trade shows costs of $0.1 million.

Operating loss was $1.4 million for the first quarter of 2019, compared to $22,000 for the same period in 2018, due primarily to the decrease in gross profit as noted above.

Interest expense increased by 5.0% to $1.8 million for the first quarter of 2019, from $1.7 million for the same period in 2018, primarily due to an increase in interest on an equipment purchase arrangement.

Income tax benefit was $0.2 million for the first quarter of 2019, compared to $0.1 million income tax provision for the same period in 2018, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $3.4 million for the first quarter of 2019, compared to $2.0 million for the same period in 2018, primarily attributable to the increase in operating loss for the quarter as discussed above.

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

Our working capital was $(3.4) million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $4.0 million for the three months ended March 31, 2019, compared to $0.8 million for the same period in 2018. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $2.9 million for the three months ended March 31, 2019, compared to $1.8 million for the three months ended March 31, 2018.

Cash used in investing activities was approximately $2.9 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, due primarily to the capitalization of software development costs of $0.6 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, and the purchase of property and equipment.

Cash used in financing activities for the three months ended March 31, 2019 was $1.0 million, compared to $0.2 million for the same period in 2018, primarily attributable to distribution of $0.7 million to the Telos ID Class B member and payments under finance leases for the three months ended March 31, 2019, compared to only payments under finance leases for the three months ended March 31, 2018.

Additionally, our capital structure consists of redeemable preferred stock and common stock. The capital structure is complex and requires an understanding of the terms of the instruments, certain restrictions on scheduled payments and redemptions of the various instruments, and the interrelationship of the instruments especially as it relates to the subordination hierarchy. Therefore, a thorough understanding of how our capital structure impacts our liquidity is necessary and, accordingly, we have disclosed the relevant information about each instrument as follows:

Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent") and the lenders party thereto (the "Lenders"), (together referenced as “EnCap”). The Credit Agreement provides for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

All borrowings under the Credit Agreement will accrue interest at the rate of 13.0% per annum (the “Accrual Rate”). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

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

On March 30, 2018, the Credit Agreement was amended (the “Third Amendment”) to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).  The increase in interest expense has been paid in cash. Contemporaneously with the Third Amendment, Mr. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap. As of March 31, 2019, we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

We incurred interest expense in the amount of $0.4 million for each of the three months ended March 31, 2019 and 2018, under the Credit Agreement.

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

The Company is liable to the Buyer for any fraudulent statements and all representations, warranties, covenants, and indemnities made by the Company pursuant to the terms of the Purchase Agreement. It is considered an event of default if (a) the Company fails to pay any amounts it owes to RCA when due (subject to a cure period); (b) the Company has voluntary or involuntary bankruptcy proceedings commenced by or against it; (c) the Company is no longer solvent or is generally not paying its debts as they become due; (d) any voluntary liens, garnishments, attachments, or the like are issued against or attach to the Purchased Receivables; (e) the Company breaches any warranty, representation, or covenant (subject to a cure period); (f) the Company is not in compliance or has otherwise defaulted under any document or obligation in favor of RCA or an RCA affiliate; or (g) the Purchase Agreement or any material provision terminates (other than in accordance with the terms of the Purchase Agreement) or ceases to be effective or to be a binding obligation of the Company. If any such event of default occurs, then RCA may take certain actions, including ceasing to buy any eligible receivables, declaring any indebtedness or other obligations immediately due and payable, or terminating the Purchase Agreement.

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the “Acceptable Accounts”). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement had a term of two years, provided that the Company may terminate it at any time without penalty upon written notice. On August 13, 2018, the Financing Agreement was extended through January 2, 2019. No fee or consideration of any kind was paid in connection with this extension. The Financing Agreement was not extended beyond this date.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $80,000 and $75,000 for the three months ended March 31, 2019 and 2018, respectively, on the Porter Notes.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2019 and December 31, 2018 was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2019.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

ASC 210 and the FASB ASC Master Glossary define current liabilities as follows: The term current liabilities is used principally to designate obligations whose liquidation is reasonably expected to require the use of existing resources properly classifiable as current assets, or the creation of other current liabilities. As a balance sheet category, the classification is intended to include obligations for items which have entered into the operating cycle, such as payables incurred in the acquisition of materials and supplies to be used in the production of goods or in providing services to be offered for sale; collections received in advance of the delivery of goods or performance of services; and debts that arise from operations directly related to the operating cycle, such as accruals for wages, salaries, commissions, rentals, royalties, and income and other taxes. Other liabilities whose regular and ordinary liquidation is expected to occur within a relatively short period of time, usually twelve months, are also intended for inclusion, such as short-term debts arising from the acquisition of capital assets, serial maturities of long-term obligations, amounts required to be expended within one year under sinking fund provisions, and agency obligations arising from the collection or acceptance of cash or other assets for the account of third persons.

ASC 470 provides the following: The current liability classification is also intended to include obligations that, by their terms, are due on demand or will be due on demand within one year (or operating cycle, if longer) from the balance sheet date, even though liquidation may not be expected within that period. It is also intended to include long-term obligations that are or will be callable by the creditor either because the debtor’s violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable.

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $104.5 million and $103.5 million as of March 31, 2019 and December 31, 2018, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2019 and 2018, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
Except as set forth below, during the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019.

Leases
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (ASC Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, which made the new standard effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC Topic 842): Targeted Improvements,” which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are (a) to apply the new lease requirements at the beginning of the earliest period presented (the Comparative Method) and (b) to apply the new lease requirements at the effective date (the Effective Date Method). Under both transition methods there is a cumulative effect adjustment. We adopted the standard on January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method for all leases with terms greater than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which included carrying forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard resulted in the recognition of right-of-use assets of $2.0 million and additional lease liabilities of $2.0 million as of January 1, 2019. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended March 31, 2019 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $104.5 million and $103.5 million in cash dividends as of March 31, 2019 and December 31, 2018, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

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

Date: May 15, 2019	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)