Form 10-Q
period 2019-06-30
TELOS CORP
filed 2019-08-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

◻ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧    No ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ⌧      No ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ◻    No ⌧

As of August 7, 2019, the registrant had outstanding 45,158,460 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Services	$34,377	$30,885	$62,414	$59,672
Products	1,671	4,058	4,800	7,672
	36,048	34,943	67,214	67,344
Costs and expenses
Cost of sales - Services	25,203	21,453	45,394	41,976
Cost of sales - Products	830	1,412	2,829	3,058
	26,033	22,865	48,223	45,034
Selling, general and administrative expenses	10,437	9,922	20,795	20,176
Operating (loss) income	(422)	2,156	(1,804)	2,134
Other income (expense)
Other income	188	3	193	7
Interest expense	(1,740)	(1,709)	(3,500)	(3,384)
(Loss) income before income taxes	(1,974)	450	(5,111)	(1,243)
(Provision) benefit for income taxes (Note 7)	(20)	(6)	177	(65)
Net (loss) income	(1,994)	444	(4,934)	(1,308)
Less: Net loss (income) attributable to non-controlling interest (Note 2)	253	(531)	(220)	(765)
Net loss attributable to Telos Corporation	$(1,741)	$(87)	$(5,154)	$(2,073)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss) income	$(1,994)	$444	$(4,934)	$(1,308)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	--	(5)	2	(7)
Less: Comprehensive loss (income) attributable to non-controlling interest	253	(531)	(220)	(765)
Comprehensive loss attributable to Telos Corporation	$(1,741)	$(92)	$(5,152)	$(2,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$776	$72
Accounts receivable, net of reserve of $306 (Note 1)	27,617	34,542
Inventories, net of obsolescence reserve of $520 (Note 1)	4,867	4,389
Deferred program expenses	491	244
Other current assets	2,128	1,985
Total current assets	35,879	41,232
Property and equipment, net of accumulated depreciation of $30,621 and $28,665, respectively	19,074	17,426
Operating lease right-of-use assets (Note 10)	1,727	--
Goodwill (Note 3)	14,916	14,916
Other assets	962	915
Total assets	$72,558	$74,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$22,113	$21,779
Accrued compensation and benefits	9,965	9,082
Contract liabilities (Note 1 and 5)	4,363	5,232
Finance lease obligations – short-term (Note 10)	1,168	1,115
Other current liabilities (Note 10)	2,798	1,895
Total current liabilities	40,407	39,103

Senior term loan, net of unamortized discount and issuance costs (Note 5)	11,095	10,984
Subordinated debt (Note 5)	2,759	2,597
Finance lease obligations – long-term (Note 10)	16,271	16,865
Operating lease liabilities – long-term (Note 10)	1,454	--
Deferred income taxes (Note 7)	603	818
Public preferred stock (Note 6)	137,299	135,387
Other liabilities (Note 7)	689	838
Total liabilities	210,577	206,592

Commitments and contingencies (Note 8)	--	--

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	19	17
Accumulated deficit	(144,283)	(139,129)
Total Telos stockholders’ deficit	(139,876)	(134,724)
Non-controlling interest in subsidiary (Note 2)	1,857	2,621
Total stockholders’ deficit	(138,019)	(132,103)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$72,558	$74,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(4,934)	$(1,308)
Adjustments to reconcile net loss to cash provided by operating activities:
Dividends of preferred stock as interest expense	1,912	1,911
Depreciation and amortization	2,341	1,369
Amortization of debt issuance costs	111	95
Deferred income tax (benefit) provision	(215)	25
Other noncash items	--	381
Changes in other operating assets and liabilities	6,711	1,027
Cash provided by operating activities	5,926	3,500

Investing activities:
Capitalized software development costs	(1,287)	(836)
Purchases of property and equipment	(2,410)	(989)
Cash used in investing activities	(3,697)	(1,825)

Financing activities:
Payments under finance lease obligations	(541)	(490)
Distributions to Telos ID Class B member - non-controlling interest	(984)	(905)
Cash used in financing activities	(1,525)	(1,395)

Increase in cash and cash equivalents	704	280
Cash and cash equivalents, beginning of period	72	600

Cash and cash equivalents, end of period	$776	$880

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,428	$1,227
Income taxes	$39	$19

Noncash:
Dividends of preferred stock as interest expense	$1,912	$1,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(amounts in thousands)

	Telos Corporation
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
For the Three Months Ended June 30, 2019
Beginning balance	$78	$4,310	$19	$(142,542)	$2,378	$(135,757)
Net loss	--	--	--	(1,741)	(253)	(1,994)
Distributions	--	--	--	--	(268)	(268)
Ending balance	$78	$4,310	$19	$(144,283)	$1,857	$(138,019)
For the Three Months Ended June 30, 2018
Beginning balance	$78	$4,310	$30	$(139,475)	$1,147	$(133,910)
Net (loss) income	--	--	--	(87)	531	444
Foreign currency translation loss	--	--	(5)	--	--	(5)
Distributions	--	--	--	--	(905)	(905)
Ending balance	$78	$4,310	$25	$(139,562)	$773	$(134,376)
For the Six Months Ended June 30, 2019
Beginning balance	$78	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	--	--	--	(5,154)	220	(4,934)
Foreign currency translation gain	--	--	2	--	--	2
Distributions	--	--	--	--	(984)	(984)
Ending balance	$78	$4,310	$19	$(144,283)	$1,857	$(138,019)
For the Six Months Ended June 30, 2018
Beginning balance	$78	$4,310	$32	$(141,370)	$913	$(136,037)
Net (loss) income	--	--	--	(2,073)	765	(1,308)
Cumulative effect adjustment due to change in accounting policy	--	--	--	3,881	--	3,881
Foreign currency translation loss	--	--	(7)	--	--	(7)
Distributions	--	--	--	--	(905)	(905)
Ending balance	$78	$4,310	$25	$(139,562)	$773	$(134,376)

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (ASC Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, which made the new standard effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC Topic 842): Targeted Improvements,” which allows for an additional transition method under the modified retrospective approach for the adoption of ASU 2016-02. The two permitted transition methods are (a) to apply the new lease requirements at the beginning of the earliest period presented (the Comparative Method) and (b) to apply the new lease requirements at the effective date (the Effective Date Method). Under both transition methods there is a cumulative effect adjustment. We adopted the standard on January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method for all leases with terms greater than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which included carrying forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard resulted in the recognition of right-of-use assets of $2.0 million and additional lease liabilities of $2.0 million as of January 1, 2019. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

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

Billed receivables are amounts billed and due from our customers and are reported within accounts receivable, net of reserve on the condensed consolidated balance sheets. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer’s protection with respect to full and final performance under the contract.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal	$33,774	$32,858	$62,757	$62,569
State & Local, and Commercial	2,274	2,085	4,457	4,775
Total	$36,048	$34,943	$67,214	$67,344

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Firm fixed-price	$28,857	$28,173	$53,787	$53,094
Time-and-materials	3,691	4,089	7,620	7,856
Cost plus fixed fee	3,500	2,681	5,807	6,394
Total	$36,048	$34,943	$67,214	$67,344

The following table discloses accounts receivable (in thousands):

	June 30, 2019	December 31, 2018
Billed accounts receivable	$10,677	$18,848
Unbilled receivables	17,246	16,000
Allowance for doubtful accounts	(306)	(306)
Receivables – net	$27,617	$34,542

The following table discloses contract liabilities (in thousands):

	June 30, 2019	December 31, 2018
Contract liabilities	$4,363	$5,232

As of June 30, 2019, we had $74.1 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 85.4% of our remaining performance obligations as revenue in 2019, an additional 14.2% in 2020, and the balance thereafter.  We recognized revenue of $1.2 million and $3.1 million during the three and six months ended June 30, 2019, respectively, and $1.5 million and $4.1 million during the three and six months ended June 30, 2018, respectively, that was included in the contract liabilities balance at the beginning of each fiscal year.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three and six months ended June 30, 2019, the Company sold approximately $4.4 million and $9.4 million of accounts receivable, respectively, and recognized a related loss of approximately $15,000 and $32,000 in selling, general and administrative expenses, respectively, for the same period. During the three and six months ended June 30, 2018, the Company sold approximately $2.0 million and $5.1 million of accounts receivable, respectively, and recognized a related loss of approximately $7,000 and $18,000 in selling, general and administrative expenses, respectively, for the same period. As of June 30, 2019, the balance of the sold accounts receivable was approximately $1.4 million, and the related deferred price was approximately $0.2 million. As of June 30, 2018, the balance of the sold accounts receivable was approximately $1.0 million, and the related deferred price was approximately $0.1 million. As of December 31, 2018, the balance of the sold accounts receivable was approximately $0.9 million, and the related deferred price was approximately $0.1 million.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory was $5.4 million and $4.9 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.5 million as of June 30, 2019 and December 31, 2018.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed.” Software development costs for software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of June 30, 2019 and December 31, 2018, we capitalized $4.4 million and $3.1 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively. Accumulated amortization was $2.2 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2019 and December 31, 2018. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at June 30, 2019 and December 31, 2018.

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

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants in 2019. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of June 30, 2019, there were 1,213,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Cumulative foreign currency translation loss	$(88)	$(90)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$19	$17

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

Pursuant to the Transaction, the Class A and Class B members each own 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits (loss), which was $(0.3) million and $0.2 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2018, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $0.3 million and $1.0 million for the three and six months ended June 30, 2019, respectively, and $0.9 million for the three and six months ended June 30, 2018.

The following table details the changes in non-controlling interest for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-controlling interest, beginning of period	$2,378	$1,147	$2,621	$913
Net (loss) income	(253)	531	220	765
Distributions	(268)	(905)	(984)	(905)
Non-controlling interest, end of period	$1,857	$773	$1,857	$773

Note 3.  Goodwill
The goodwill balance was $14.9 million as of June 30, 2019 and December 31, 2018. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of June 30, 2019 and December 31, 2018, no impairment charges were taken.

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

As of June 30, 2019 and December 31, 2018, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of June 30, 2019 and December 31, 2018, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $137.3 million and $135.4 million, respectively, and the estimated fair market value was $74.1 million and $41.4 million, respectively, based on quoted market prices.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of June 30, 2019 and December 31, 2018, the accounts payable and other accrued payables consisted of $19.9 million and $18.5 million, respectively, in trade account payables and $2.2 million and $3.3 million, respectively, in accrued payables.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of June 30, 2019 and December 31, 2018, the contract liabilities primarily consisted of product support services.

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

All borrowings under the Credit Agreement accrue interest at the rate of 13.0% per annum (the "Accrual Rate"). If, at the request of the Company, the Agent executes an intercreditor agreement with another senior lender under which the Agent and the Lenders subordinate their liens (an "Alternative Interest Rate Event"), the interest rate will increase to 14.5% per annum. After the occurrence and during the continuance of any event of default, the interest rate will increase 2.0%. The Company is obligated to pay accrued interest in cash on a monthly basis at a rate of not less than 10.0% per annum or, during the continuance of an Alternate Interest Rate Event, 11.5% per annum. The Company may elect to pay the remaining interest in cash, by payment-in-kind (by addition to the principal amount of the Loan) or by combination of cash and payment-in-kind. Upon thirty days days prior written notice, the Company may prepay any portion or the entire amount of the Loan.

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

On March 30, 2018, the Credit Agreement was amended (the “Third Amendment”) to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan). The increase in interest expense has been paid in cash.  Contemporaneously with the Third Amendment, Mr. John B. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap. We are in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Senior term loan, including exit fee	$11,825	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(730)	(841)
Senior term loan, net	$11,095	$10,984

We incurred interest expense in the amount of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2019 and 2018, respectively, under the Credit Agreement.

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

The initial purchase price of a Purchased Receivable is equal to 90% of the face value of the receivable if the account debtor is an agency of the U.S. Government, and 85% if the account debtor is not an agency of the U.S. Government; provided, however, that RCA has the right to adjust these initial purchase price rates in its sole discretion. After collection by RCA of the portion of a Purchased Receivable in excess of the initial purchase price, RCA shall pay the Company the residual 10% or 15% of such Purchased Receivable, as appropriate, less (i) a discount factor equal to 0.30%, for federal government prime contracts (or 0.56% for non-federal government investment grade account obligors or 0.62% for non-federal government non-investment grade account obligors) of the face amounts of Purchased Receivables; (ii) a program access fee equal to 0.008% of the daily ending account balance for each day that Purchased Receivables are outstanding; (iii) a commitment fee equal to 1% per annum of the Maximum Amount minus the amount of Purchased Receivables outstanding; and (iv) fees, costs and expenses relating to the preparation, administration and enforcement of the Purchase Agreement and any other related agreements.

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

Financing and Security Agreement
On July 15, 2016, we entered into a Financing and Security Agreement (the “Financing Agreement”) with Action Capital Corporation (“Action Capital”), pursuant to which Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable customer accounts of the Company that have been assigned as collateral to Action Capital (the “Acceptable Accounts”). The maximum outstanding principal amount of advances under the Financing Agreement was $5 million. The Financing Agreement had a term of two years years, provided that the Company may terminate it at any time without penalty upon written notice. On August 13, 2018, the Financing Agreement was extended through January 2, 2019. No fee or consideration of any kind was paid in connection with this extension. The Financing Agreement was not extended beyond this date.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $82,000 and $162,000 for the three and six months ended June 30, 2019, respectively, and $76,000 and $151,000 for the three and six months ended June 30, 2018, respectively, on the Porter Notes. As of June 30, 2019, approximately $947,000 of accrued interest was payable according to the stated interest rate of the Porter Notes.

Note 6.  Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2019 and December 31, 2018 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2019.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $105.4 million and $103.5 million as of June 30, 2019 and December 31, 2018, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2019 and 2018, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. We recorded an approximately $20,000 income tax provision and $177,000 income tax benefit for the three and six months ended June 30, 2019, respectively, and a $6,000 and $65,000 income tax provision for the three and six months ended June 30, 2018, respectively.  For the three and six months ended June 30, 2019 and 2018, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income (loss) for all periods.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2019 and December 31, 2018. Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes.  As a result, a deferred tax liability related to goodwill of $603,000 and $818,000 remains on our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively. The income tax benefit recorded for the six months ended June 30, 2019 is primarily related to this change in deferred tax liability and is due to the state conformity to the indefinite-lived net operating loss provision of the Tax Act.

As a result of the Tax Act, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rule. We have considered the impact of each of these provisions in our computation of tax expense for the three and six months ended June 30, 2019.

Under the provisions of ASC 740, we determined that there were approximately $660,000 and $648,000 of unrecognized tax benefits, including $291,000 and $278,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $(4.5) million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P. and Wynnefield Partners Small Cap Value, L.P.v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). A second holder of the Company’s Public Preferred Stock, Wynnefield Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”).  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company’s Class A common stock. As of June 30, 2019, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, respectively, of the outstanding Public Preferred Stock. There have been no material developments in this litigation during the three-month period ended June 30, 2019, and the matter remains pending.

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

The Parties have fully briefed in the Court of Appeals of Maryland the issues related to the damages awarded to the Company on its Counterclaim for interference with one of its prior auditor relationships, and oral argument before the appellate court is scheduled for September 10, 2019.

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

Subsequent Events
On July 19, 2019, we entered into the Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter (“Fourth Amendment”) to amend the Credit Agreement.  As a result of the Fourth Amendment, several terms of the Credit Agreement were amended, including the following:
●	The Company borrowed an additional $5 million from the Lenders, increasing the total amount of the principal to $16 million.
●	The maturity date of the Credit Agreement was amended from January 25, 2022 to January 15, 2021.
●
The prepayment price was amended as follows: (a) from January 26, 2019 through January 25, 2020, the prepayment price is 102% of the principal amount, (b) from January 26, 2020 through October 14, 2020, the prepayment price is 101% of the principal amount, and (c) from October 15, 2020 to the maturity date, the prepayment price will be at par.  However, the prepayment price for the additional $5 million loan attributable to the Fourth Amendment will be at par.

●
The following financial covenants, as defined in the Credit Agreement, were amended and updated: Consolidated Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Capital Expenditures, Minimum Fixed Charge Coverage Ratio, and Minimum Consolidated Net Working Capital.

●	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
●	The borrowing under the Credit Agreement continues to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
●	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment.
●	The exit fee was increased from $825,000 to $1,200,000.

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $76,000 and $234,000 for the three and six months ended June 30, 2019, respectively, and $105,000 and $286,000 for the three and six months ended June 30, 2018, respectively. Additionally, as of June 30, 2019 and December 31, 2018, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock and 50,000 shares of the Company’s Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $82,000 and $162,000 for the three and six months ended June 30, 2019, respectively, and $76,000 and $151,000 for the three and six months ended June 30, 2018, respectively, on the Porter Notes.

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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 4.1 years and 5.75% and for our finance leases were approximately 9.8 years and 5.04% at June 30, 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2018 Form 10-K.

As of June 30, 2019, operating lease ROU assets were $1.7 million and operating lease liabilities were $1.9 million, of which $1.5 million were classified as noncurrent.

Future minimum lease commitments at June 30, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$285	$1,008
2020	564	2,045
2021	551	2,096
2022	395	2,149
2023	340	2,203
2024 and thereafter	28	12,917
Total lease payments	2,163	22,418
Less imputed interest	(237)	(4,979)
Total	$1,926	$17,439

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$147	$294

Finance lease cost
Amortization of right-of-use assets	$305	$610
Interest on lease liabilities	222	447
Total finance lease cost	$527	$1,057

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$261
Cash flows from operating activities - finance leases	987
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$245

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

At June 30, 2019 and 2018, we had total backlog from existing contracts of approximately $255.0 million and $261.4 million, respectively.  Such backlog was $290.8 million at December 31, 2018. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of June 30, 2019 and 2018 was $74.1 million and $70.2 million, respectively. Funded backlog was $79.3 million at December 31, 2018.

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

On July 22, 2019, the President and Congressional leaders reached an agreement to raise the discretionary spending limits for U.S. Government fiscal years 2020 and 2021 (the U.S. Government’s fiscal year begins on October 1 and ends on September 30) set under the Budget Control Act of 2011 (BCA) and suspend the federal debt ceiling until July 31, 2021. The agreement is intended to prevent the possibility of a partial government shutdown in the fall of 2019 and stabilize appropriations plans for all aspects of federal agencies until after the 2020 presidential election.  The legislation resulting from this agreement, called the Bipartisan Budget Agreement for Fiscal Years 2020 and 2021 (BBA), was subsequently passed by both the House of Representatives and the Senate, and signed into law by the President on August 2, 2019.  The BBA raises spending limits for national defense to $738 billion in FY 2020 and $740.5 billion in FY 2021. Both totals include OCO funding which is not subject to the statutory spending limits established by the BCA. The proposed national security spending in both FY 2020 and 2021 represent an increase over the FY 2019 enacted amount of $716 billion.  Appropriations legislation must still be enacted to authorize spending for the DoD and other government agencies for FY 2020.  If Congress is unable to reach a timely agreement on full year appropriations for FY 2020, there is a risk of future government shutdowns or disruptions, or funding under a continuing resolution.

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

The principal elements of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2	65.4	71.8	66.9
Selling, general, and administrative expenses	29.0	28.4	30.9	30.0
Operating (loss) income	(1.2)	6.2	(2.7)	3.1
Other income	0.5	----	0.3	----
Interest expense	(4.8)	(4.9)	(5.2)	(5.0)
(Loss) income before income taxes	(5.5)	1.3	(7.6)	(1.9)
Benefit (provision) for income taxes	----	----	0.3	(0.1)
Net (loss) income	(5.5)	1.3	(7.3)	(2.0)
Less: Net loss (income) attributable to non-controlling interest	0.7	(1.5)	(0.3)	(1.1)
Net loss attributable to Telos Corporation	(4.8)%	(0.2)%	(7.6)%	(3.1)%

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenue increased by 3.2% to $36.0 million for the second quarter of 2019, from $34.9 million for the same period in 2018. Services revenue increased to $34.4 million for the second quarter of 2019 from $30.9 million for the same period in 2018, primarily attributable to increases in sales of $3.4 million of CO&D’s Cyber Security deliverables, $1.7 million of Identity Management solutions and $0.7 million of IT & Enterprise solutions, offset by a decrease in sales of $2.3 million of CO&D’s Secure Mobility deliverables. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $1.7 million for the second quarter of 2019 from $4.1 million for the same period in 2018, primarily attributable to decreases in sales of $1.6 million of CO&D’s Cyber Security proprietary software deliverables and $1.1 million of Identity Management solutions, offset by an increase in sales of $0.4 million of IT & Enterprise solutions.

Cost of sales increased to $26.0 million for the second quarter of 2019, from $22.9 million for the same period in 2018, primarily due to increases in revenue of $1.1 million, coupled with an increased cost of sales as a percentage of revenue of 6.8%. Cost of sales for services increased by $3.8 million, and as a percentage of services revenue increased by 3.9%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in CO&D’s Secure Mobility deliverables. Cost of sales for products decreased by $0.6 million, and as a percentage of product revenue increased by 14.9% due primarily to a decrease in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 17.1% to $10.0 million for the second quarter of 2019 from $12.1 million for the same period in 2018. Gross margin decreased to 27.8% in the second quarter of 2019, from 34.6% for the same period in 2018. Services gross margin decreased to 26.7% in 2019 from 30.5% in 2018 due to the change in program mix during the period as noted above, and product gross margin decreased to 50.3% in 2019 from 65.2% in 2018, due primarily to a decrease in proprietary software sales.

Selling, general, and administrative expense (SG&A) increased by 5.2% to $10.4 million for the second quarter of 2019, from $9.9 million for the same period in 2018, primarily attributable to increases in labor costs of $0.3 million and legal fees of $0.2 million.

Operating loss was $0.4 million for the second quarter of 2019, compared to an operating income of $2.2 million for the same period in 2018, due primarily to a decrease in gross profit as noted above.

Interest expense increased by 1.8% to $1.7 million for the second quarter of 2019, from $1.7 million for the same period in 2018, primarily due to an increase in interest on an equipment purchase arrangement.

Income tax provision was $20,000 for the second quarter of 2019, compared to $6,000 for the same period in 2018, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $1.7 million for the second quarter of 2019, compared to $87,000 for the same period in 2018, primarily attributable to the operating loss for the quarter as discussed above.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenue decreased by 0.2% to $67.2 million for the six months ended June 30, 2019, from $67.3 million in the same period in 2018. Services revenue increased to $62.4 million for the six months ended June 30, 2019, from $59.7 million for the same period in 2018, primarily attributable to increases in sales of $4.9 million of CO&D’s Cyber Security deliverables, $1.6 million of Identity Management solutions, and $1.2 million of IT & Enterprise solutions, offset by a decrease in sales of $5.0 million of CO&D’s Secure Mobility deliverables. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased to $4.8 million for the six months ended June 30, 2019, from $7.7 million for the same period in 2018, primarily attributable to decreases in sales of $3.0 million of CO&D’s Cyber Security proprietary software deliverables and $0.2 million of Identity Management solutions, offset by an increase in sales of $0.4 million of IT & Enterprise solutions.

Cost of sales increased by 7.1% to $48.2 million for the six months ended June 30, 2019, from $45.0 million for the same period in 2018, primarily due to increases in services revenue of $2.7 million, coupled with an increased cost of sales as a percentage of revenue of 4.9%. Cost of sales for services increased by $3.4 million, and as a percentage of services revenue increased by 2.4%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in CO&D’s Secure Mobility deliverables. Cost of sales for products decreased by $0.2 million, and as a percentage of product revenue increased by 19.1% due primarily to a decrease in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 14.9% to $19.0 million for the six months ended June 30, 2019, from $22.3 million compared to the same period in 2018, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin decreased to 28.2% for the six months ended June 30, 2019, from 33.1% in the same period in 2018.

SG&A expense increased by 3.1% to $20.8 million for the six months ended June 30, 2019, from $20.2 million for the same period in 2018, primarily attributable to an increase in labor costs of $1.0 million, offset by a decrease in outside services of $0.4 million.

Operating loss was $1.8 million for the six months ended June 30, 2019, compared to operating income of $2.1 million for the same period in 2018, due primarily to a decrease in gross profit and an increase in SG&A as noted above.

Interest expense increased by 3.4% to $3.5 million for the six months ended June 30, 2019, from $3.4 million for the same period in 2018, primarily due to an increase in interest on an equipment purchase arrangement.

Income tax benefit was $177,000 for the six months ended June 30, 2019, compared to income tax provision of $65,000 for the same period in 2018, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the six month period plus discreet tax items, adjusted for the income tax benefit previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $5.2 million for the six months ended June 30, 2019, compared to $2.1 million for the same period in 2018, primarily attributable to the operating loss as discussed above.

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

Our working capital was $(4.5) million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $5.9 million for the six months ended June 30, 2019, compared to $3.5 million for the same period in 2018. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $4.9 million for the six months ended June 30, 2019, compared to $1.3 million for the six months ended June 30, 2018.

Cash used in investing activities was approximately $3.7 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively, due primarily to the purchase of property and equipment of $2.4 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively, and the capitalization of software development costs of $1.3 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

Cash used in financing activities for the six months ended June 30, 2019 was $1.5 million, compared to $1.4 million for the same period in 2018, primarily attributable to distribution of $1.0 million to the Telos ID Class B member and payments under finance leases for the six months ended June 30, 2019, compared to distribution of $0.9 million to the Telos ID Class B member and payments under finance leases for the six months ended June 30, 2018.

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

The Credit Agreement also included an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement.

On March 30, 2018, the Credit Agreement was amended (the “Third Amendment”) to waive any actual or potential non-compliance with covenants in 2017 and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement. The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).  The increase in interest expense has been paid in cash. Contemporaneously with the Third Amendment, Mr. John B. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap. We are in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

On July 19, 2019, we entered into the Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter (“Fourth Amendment”) to amend the Credit Agreement.  As a result of the Fourth Amendment, several terms of the Credit Agreement were amended, including the following:
●	The Company borrowed an additional $5 million from the Lenders, increasing the total amount of the principal to $16 million.
●	The maturity date of the Credit Agreement was amended from January 25, 2022 to January 15, 2021.
●
The prepayment price was amended as follows: (a) from January 26, 2019 through January 25, 2020, the prepayment price is 102% of the principal amount, (b) from January 26, 2020 through October 14, 2020, the prepayment price is 101% of the principal amount, and (c) from October 15, 2020 to the maturity date, the prepayment price will be at par.  However, the prepayment price for the additional $5 million loan attributable to the Fourth Amendment will be at par.

●
The following financial covenants, as defined in the Credit Agreement, were amended and updated: Consolidated Leverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Capital Expenditures, Minimum Fixed Charge Coverage Ratio, and Minimum Consolidated Net Working Capital.

●	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
●	The borrowing under the Credit Agreement continues to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
●	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment.
●	The exit fee was increased from $825,000 to $1,200,000.

We incurred interest expense in the amount of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2019 and 2018, respectively, under the Credit Agreement.

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

The initial purchase price of a Purchased Receivable is equal to 90% of the face value of the receivable if the account debtor is an agency of the U.S. Government, and 85% if the account debtor is not an agency of the U.S. Government; provided, however, that RCA has the right to adjust these initial purchase price rates in its sole discretion. After collection by RCA of the portion of a Purchased Receivable in excess of the initial purchase price, RCA shall pay the Company the residual 10% or 15% of such Purchased Receivable, as appropriate, less (i) a discount factor equal to 0.30%, for federal government prime contracts (or 0.56% for non-federal government investment grade account obligors or 0.62% for non-federal government non-investment grade account obligors) of the face amounts of Purchased Receivables; (ii) a program access fee equal to 0.008% of the daily ending account balance for each day that Purchased Receivables are outstanding; (iii) a commitment fee equal to 1% per annum of the Maximum Amount minus the amount of Purchased Receivables outstanding; and (iv) fees, costs and expenses relating to the preparation, administration and enforcement of the Purchase Agreement and any other related agreements.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $82,000 and $162,000 for the three and six months ended June 30, 2019, respectively, and $76,000 and $151,000 for the three and six months ended June 30, 2018, respectively, on the Porter Notes. As of June 30, 2019, approximately $947,000 of accrued interest was payable according to the stated interest rate of the Porter Notes.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2019 and December 31, 2018 was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2019.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $105.4 million and $103.5 million as of June 30, 2019 and December 31, 2018, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2019 and 2018, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
Except as set forth below, during the three months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019.

Leases
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (ASC Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, which made the new standard effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC Topic 842): Targeted Improvements,” which allows for an additional transition method under the modified retrospective approach for the adoption of ASU 2016-02. The two permitted transition methods are (a) to apply the new lease requirements at the beginning of the earliest period presented (the Comparative Method) and (b) to apply the new lease requirements at the effective date (the Effective Date Method). Under both transition methods there is a cumulative effect adjustment. We adopted the standard on January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method for all leases with terms greater than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which included carrying forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard resulted in the recognition of right-of-use assets of $2.0 million and additional lease liabilities of $2.0 million as of January 1, 2019. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments, Contingencies and Subsequent Events to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended June 30, 2019 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $105.4 million and $103.5 million in cash dividends as of June 30, 2019 and December 31, 2018, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1
Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter between Telos Corporation and Enlightenment Capital Solutions Fund II, L.P. dated July 19, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on July 23, 2019)

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

Date: August 14, 2019	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)