Form 10-Q
period 2019-09-30
TELOS CORP
filed 2019-11-14
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019

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

As of November 7, 2019, the registrant had outstanding 45,158,460 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Services	$39,221	$32,067	$101,635	$91,739
Products	6,310	2,628	11,110	10,300
	45,531	34,695	112,745	102,039
Costs and expenses
Cost of sales - Services	26,594	17,143	71,988	59,119
Cost of sales - Products	2,624	1,265	5,453	4,323
	29,218	18,408	77,441	63,442
Selling, general and administrative expenses	10,637	9,851	31,432	30,027
Operating income	5,676	6,436	3,872	8,570
Other income (expense)
Other income	2	3	195	10
Interest expense	(1,970)	(1,717)	(5,470)	(5,101)
Income (loss) before income taxes	3,708	4,722	(1,403)	3,479
Benefit from income taxes (Note 7)	10	106	187	41
Net income (loss)	3,718	4,828	(1,216)	3,520
Less: Net income attributable to non-controlling interest (Note 2)	(1,485)	(715)	(1,705)	(1,480)
Net income (loss) attributable to Telos Corporation	$2,233	$4,113	$(2,921)	$2,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$3,718	$4,828	$(1,216)	$3,520
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2)	(2)	--	(9)
Less: Comprehensive income attributable to non-controlling interest	(1,485)	(715)	(1,705)	(1,480)
Comprehensive income (loss) attributable to Telos Corporation	$2,231	$4,111	$(2,921)	$2,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,796	$72
Accounts receivable, net of reserve of $389 and $306, respectively (Note 1)	38,319	34,542
Inventories, net of obsolescence reserve of $484 and $520, respectively (Note 1)	3,322	4,389
Deferred program expenses	1,045	244
Other current assets	2,151	1,985
Total current assets	46,633	41,232
Property and equipment, net of accumulated depreciation of $31,546 and $28,665, respectively	19,568	17,426
Operating lease right-of-use assets (Note 10)	2,089	--
Goodwill (Note 3)	14,916	14,916
Other assets	1,005	915
Total assets	$84,211	$74,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and other accrued payables (Note 5)	$23,166	$21,779
Accrued compensation and benefits	10,361	9,082
Contract liabilities (Note 1 and 5)	4,774	5,232
Finance lease obligations – short-term (Note 10)	1,196	1,115
Other current liabilities (Note 10)	3,216	1,895
Total current liabilities	42,713	39,103

Senior term loan, net of unamortized discount and issuance costs (Note 5)	16,149	10,984
Subordinated debt (Note 5)	2,842	2,597
Finance lease obligations – long-term (Note 10)	15,958	16,865
Operating lease liabilities – long-term (Note 10)	1,709	--
Deferred income taxes (Note 7)	612	818
Public preferred stock (Note 6)	138,254	135,387
Other liabilities (Note 7)	696	838
Total liabilities	218,933	206,592

Commitments and contingencies (Note 8)	--	--

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	17	17
Accumulated deficit	(142,050)	(139,129)
Total Telos stockholders’ deficit	(137,645)	(134,724)
Non-controlling interest in subsidiary (Note 2)	2,923	2,621
Total stockholders’ deficit	(134,722)	(132,103)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$84,211	$74,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(1,216)	$3,520
Adjustments to reconcile net loss to cash provided by operating activities:
Dividends of preferred stock as interest expense	2,867	2,867
Depreciation and amortization	3,609	2,148
Amortization of debt issuance costs	275	145
Deferred income tax (benefit) provision	(206)	38
Other noncash items	83	216
Changes in other operating assets and liabilities	(1,028)	(4,399)
Cash provided by operating activities	4,384	4,535

Investing activities:
Capitalized software development costs	(2,171)	(1,319)
Purchases of property and equipment	(3,141)	(1,513)
Cash used in investing activities	(5,312)	(2,832)

Financing activities:
Proceeds from senior term loan	4,881	--
Payments under finance lease obligations	(826)	(750)
Distributions to Telos ID Class B member - non-controlling interest	(1,403)	(1,138)
Cash used in financing activities	2,652	(1,888)

Increase in cash and cash equivalents	1,724	(185)
Cash and cash equivalents, beginning of period	72	600

Cash and cash equivalents, end of period	$1,796	$415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,294	$1,860
Income taxes	$39	$19

Noncash:
Dividends of preferred stock as interest expense	$2,867	$2,867
Debt issuance costs on senior term loan	$110	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(amounts in thousands)

	Telos Corporation
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
For the Three Months Ended September 30, 2019
Beginning balance	$78	$4,310	$19	$(144,283)	$1,857	$(138,019)
Net income	--	--	--	2,233	1,485	3,718
Foreign currency translation loss	--	--	(2)	--	--	(2)
Distributions	--	--	--	--	(419)	(419)
Ending balance	$78	$4,310	$17	$(142,050)	$2,923	$(134,722)
For the Three Months Ended September 30, 2018
Beginning balance	$78	$4,310	$25	$(139,562)	$773	$(134,376)
Net income	--	--	--	4,113	715	4,828
Foreign currency translation loss	--	--	(2)	--	--	(2)
Distributions	--	--	--	--	(233)	(233)
Ending balance	$78	$4,310	$23	$(135,449)	$1,255	$(129,783)
For the Nine Months Ended September 30, 2019
Beginning balance	$78	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	--	--	--	(2,921)	1,705	(1,216)
Distributions	--	--	--	--	(1,403)	(1,403)
Ending balance	$78	$4,310	$17	$(142,050)	$2,923	$(134,722)
For the Nine Months Ended September 30, 2018
Beginning balance	$78	$4,310	$32	$(141,370)	$913	$(136,037)
Net income	--	--	--	2,040	1,480	3,520
Cumulative effect adjustment due to change in accounting policy	--	--	--	3,881	--	3,881
Foreign currency translation loss	--	--	(9)	--	--	(9)
Distributions	--	--	--	--	(1,138)	(1,138)
Ending balance	$78	$4,310	$23	$(135,449)	$1,255	$(129,783)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Federal	$42,702	$32,784	$105,459	$95,354
State & Local, and Commercial	2,829	1,911	7,286	6,685
Total	$45,531	$34,695	$112,745	$102,039

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Firm fixed-price	$38,660	$21,154	$92,447	$74,249
Time-and-materials	3,325	4,404	10,945	12,260
Cost plus fixed fee	3,546	9,137	9,353	15,530
Total	$45,531	$34,695	$112,745	$102,039

The following table discloses accounts receivable (in thousands):

	September 30, 2019	December 31, 2018
Billed accounts receivable	$17,922	$18,848
Unbilled receivables	20,786	16,000
Allowance for doubtful accounts	(389)	(306)
Receivables – net	$38,319	$34,542

The following table discloses contract liabilities (in thousands):

	September 30, 2019	December 31, 2018
Contract liabilities	$4,774	$5,232

As of September 30, 2019, we had $104.0 million of remaining performance obligations, which we also refer to as funded backlog. We expect to recognize approximately 52.4% of our remaining performance obligations as revenue in 2019, an additional 46.8% in 2020, and the balance thereafter.  We recognized revenue of $1.0 million and $4.1 million during the three and nine months ended September 30, 2019 and 2018, respectively, and $1.2 million and $5.3 million during the three and nine months ended September 30, 2018, respectively, that was included in the contract liabilities balance at the beginning of each fiscal year.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the three and nine months ended September 30, 2019, the Company sold approximately $3.2 million and $12.6 million of accounts receivable, respectively, and recognized a related loss of approximately $12,000 and $45,000 in selling, general and administrative expenses, respectively, for the same period. During the three and nine months ended September 30, 2018, the Company sold approximately $6.0 million and $11.1 million of accounts receivable, respectively, and recognized a related loss of approximately $21,000 and $39,000 in selling, general and administrative expenses, respectively, for the same period. As of September 30, 2019, the balance of the sold accounts receivable was approximately $2.5 million, and the related deferred price was approximately $0.4 million. As of September 30, 2018, the balance of the sold accounts receivable was approximately $2.9 million, and the related deferred price was approximately $0.4 million. As of December 31, 2018, the balance of the sold accounts receivable was approximately $0.9 million, and the related deferred price was approximately $0.1 million.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method. Substantially all inventories consist of purchased commercial off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements. This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory was $3.8 million and $4.9 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.5 million as of September 30, 2019 and December 31, 2018.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed.” Software development costs for software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified.  Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of September 30, 2019 and December 31, 2018, we capitalized $5.3 million and $3.1 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. Accumulated amortization was $2.6 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2019 and December 31, 2018. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at September 30, 2019 and December 31, 2018.

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

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants in 2019. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of September 30, 2019, there were 1,213,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Cumulative foreign currency translation loss	$(90)	$(90)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$17	$17

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

Pursuant to the Transaction, the Class A and Class B members each own 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $1.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $0.4 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $1.1 million for the three and nine months ended September 30, 2018, respectively.

The following table details the changes in non-controlling interest for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-controlling interest, beginning of period	$1,857	$773	$2,621	$913
Net income	1,485	715	1,705	1,480
Distributions	(419)	(233)	(1,403)	(1,138)
Non-controlling interest, end of period	$2,923	$1,255	$2,923	$1,255

Note 3.  Goodwill
The goodwill balance was $14.9 million as of September 30, 2019 and December 31, 2018. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of September 30, 2019 and December 31, 2018, no impairment charges were taken.

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

As of September 30, 2019 and December 31, 2018, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $138.3 million and $135.4 million, respectively, and the estimated fair market value was $76.3 million and $41.4 million, respectively, based on quoted market prices.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Payables
As of September 30, 2019 and December 31, 2018, the accounts payable and other accrued payables consisted of $20.8 million and $18.5 million, respectively, in trade account payables and $2.4 million and $3.3 million, respectively, in accrued payables.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of September 30, 2019 and December 31, 2018, the contract liabilities primarily consisted of product support services.

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

In connection with the Credit Agreement, on January 25, 2017, the Company issued warrants (each, a "Warrant") to the Agent and certain of the Lenders representing in the aggregate the right to purchase in accordance with their terms 1,135,284.333 shares of the Class A Common Stock of the Company, no par value per share, which is equivalent to approximately 2.5% of the common equity interests of the Company on a fully diluted basis. The exercise price is $1.321 per share and each Warrant expires on January 25, 2027. The value of the warrants was determined to be de minimis and no value was allocated to them on a relative fair value basis in accounting for the debt instrument.

The Credit Agreement also includes an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0% at the time of the original loan. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement.
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

●	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
●	The borrowing under the Credit Agreement continues to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
●	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transation costs which were expensed during the current period.
●	The exit fee was increased from $825,000 to $1,200,000.

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ending September 30, 2019 we are in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Senior term loan, including exit fee	$17,200	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(1,051)	(841)
Senior term loan, net	$16,149	$10,984

We incurred interest expense in the amount of $0.7 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, under the Credit Agreement.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $83,000 and $245,000 for the three and nine months ended September 30, 2019, respectively, and $78,000 and $229,000 for the three and nine months ended September 30, 2018, respectively, on the Porter Notes. As of September 30, 2019, approximately $984,000 of accrued interest was payable according to the stated interest rate of the Porter Notes.

Note 6.  Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2019 and December 31, 2018 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

 Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2019.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $106.4 million and $103.5 million as of September 30, 2019 and December 31, 2018, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2019 and 2018, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. We recorded an approximately $10,000 and $187,000 income tax benefit for the three and nine months ended September 30, 2019, respectively, and a $106,000 and $41,000 income tax benefit for the three and nine months ended September 30, 2018, respectively.  For the three and nine months ended September 30, 2019 and 2018, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable income for all periods.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of September 30, 2019 and December 31, 2018. Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes.  As a result, a deferred tax liability related to goodwill of $612,000 and $818,000 remains on our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively. The income tax benefit recorded for the nine months ended September 30, 2019 is primarily related to this change in deferred tax liability and is due to the state conformity to the indefinite-lived net operating loss provision of the Tax Act.

As a result of the Tax Act, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rule. We have considered the impact of each of these provisions in our computation of tax expense for the three and nine months ended September 30, 2019 and 2018.

Under the provisions of ASC 740, we determined that there were approximately $667,000 and $648,000 of unrecognized tax benefits, including $297,000 and $278,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $3.9 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P. and Wynnefield Partners Small Cap Value, L.P.v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers ("Telos Defendants") in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). A second holder of the Company’s Public Preferred Stock, Wynnefield Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”).  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company’s Class A common stock. As of September 30, 2019, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, respectively, of the outstanding Public Preferred Stock. There have been no material developments in this litigation during the three months ended September 30, 2019, and the matter remains pending.

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

Oral argument was held in the Court of Appeals of Maryland on September 10, 2019 on issues related to the damages awarded to the Company and against Mssrs. Hamot and Siegel on its Counterclaim for interference with one of its prior auditor relationships. On October 11, 2019, the Court of Appeals issued its Mandate with respect to its September 13, 2019 per curiam order which dismissed the appeal with costs.  Counsel for Mr. Hamot’s estate and Mr. Siegel have previously sought indemnification for a portion of their attorney’s fees and costs incurred in this litigation. The parties are currently discussing the possibility of submitting issues related to indemnification to non-binding alternative dispute resolution before a third party neutral, or mediation, in an attempt to resolve these issues.  In the event that disputes pertaining to indemnification cannot be amicably resolved, these matters would be addressed by the circuit court.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to the Company’s success in relation to the threatened claim for indemnification, and in the event the issue cannot be resolved through mediation the Company intends to vigorously defend the matter and oppose the relief sought.

Other Litigation
In addition, from time to time the Company is a party to litigation arising in the ordinary course of business.  In the opinion of management, while the results of such litigation cannot be predicted with any reasonable degree of certainty, the final outcome of such known matters will not, based upon all available information, have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $110,000 and $344,000 for the three and nine months ended September 30, 2019, respectively, and $106,000 and $392,000 for the three and nine months ended September 30, 2018, respectively. Additionally, as of September 30, 2019 and December 31, 2018, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock and 50,000 shares of the Company’s Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $83,000 and $245,000 for the three and nine months ended September 30, 2019, respectively, and $78,000 and $229,000 for the three and nine months ended September 30, 2018, respectively, on the Porter Notes. As of September 30, 2019, approximately $984,000 of accrued interest was payable according to the stated interest rate of the Porter Notes.

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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 3.7 years and 5.75% and for our finance leases were approximately 9.6 years and 5.04% at September 30, 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2018 Form 10-K.

As of September 30, 2019, operating lease ROU assets were $2.1 million and operating lease liabilities were $2.3 million, of which $1.7 million were classified as noncurrent.

Future minimum lease commitments at September 30, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$169	$504
2020	710	2,045
2021	714	2,096
2022	564	2,149
2023	368	2,203
2024 and thereafter	28	12,917
Total lease payments	2,553	21,914
Less imputed interest	(262)	(4,761)
Total	$2,291	$17,153

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$160	$454

Finance lease cost
Amortization of right-of-use assets	$305	$915
Interest on lease liabilities	219	666
Total finance lease cost	$524	$1,581

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$435
Cash flows from operating activities - finance leases	1,491
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$378

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

At September 30, 2019 and 2018, we had total backlog from existing contracts of approximately $307.5 million and $303.9 million, respectively.  Such backlog was $290.8 million at December 31, 2018. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of September 30, 2019 and 2018 was $104.0 million and $91.1 million, respectively. Funded backlog was $79.3 million at December 31, 2018.

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

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (“GWAC”), therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The period of performance for the original NETCENTS contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014. Although no protest was filed over the Telos contract award, protests filed by other bidders resulted in a recommendation by the Government Accountability Office (“GAO”) that the U.S. Air Force re-evaluate proposals and make a new source selection decision. Subsequent to the Air Force’s reevaluation of the NETCENTS-2 procurement related to the protests, we were selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security’s EAGLE II, GSA Alliant 2, and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II, or GSA Alliant 2.

Congress has not yet passed an appropriations bill for fiscal year (“FY”) 2020 (a U.S. Government fiscal year begins October 1 and ends September 30). On September 27, 2019, however, Congress passed a continuing resolution funding measure to finance all agencies of the U.S. Government through November 21, 2019. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2019 are available, subject to certain restrictions, but new spending initiatives are not authorized. U.S. Government agencies may be subject to a government shutdown if new appropriations are not passed prior to the expiration of the current continuing resolution. During periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.

On August 2, 2019, the President signed the Bipartisan Budget Act of 2019 (“BBA-19”), which increased the spending limits for both defense and non-defense discretionary funding for U.S. Government fiscal years 2020 and 2021 set under the Budget Control Act of 2011 (BCA). The defense spending limits were increased by $90 billion to $667 billion for fiscal year 2020 and by $81 billion to $672 billion for fiscal year 2021. When combined with approved Overseas Contingency Operations (“OCO”) / emergency funding (OCO and emergency supplemental funding do not count toward discretionary spending caps), the agreement raises top-line spending for national defense to $738 billion in fiscal year 2020 and $741 billion in fiscal year 2021. The proposed national security spending in both fiscal years 2020 and 2021 are an increase over the fiscal year 2019 enacted amount of $716 billion, but are lower than the President’s budget request of $750 billion in fiscal year 2020 and $746 billion in fiscal year 2021. By raising the spending limits, the BBA-19 has essentially ended the budgetary constraints implemented by the BCA. Additionally, the BBA-19 also suspends the debt ceiling through July 31, 2021, at which time the debt limit will be increased to the amount of U.S. Government debt outstanding on that date.

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

The principal elements of the Company’s operating expenses as a percentage of sales for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	53.1	68.7	62.2
Selling, general, and administrative expenses	23.4	28.4	27.9	29.4
Operating income	12.4	18.5	3.4	8.4
Other income	----	----	0.2	----
Interest expense	(4.3)	(4.9)	(4.9)	(5.0)
Income (loss) before income taxes	8.1	13.6	(1.3)	3.4
Benefit from income taxes	----	0.3	0.2	----
Net income (loss)	8.1	13.9	(1.1)	3.4
Less: Net income attributable to non-controlling interest	(3.2)	(2.1)	(1.5)	(1.4)
Net income (loss) attributable to Telos Corporation	4.9%	11.8%	(2.6)%	2.0%

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenue increased by 31.2% to $45.5 million for the third quarter of 2019, from $34.7 million for the same period in 2018. Services revenue increased to $39.2 million for the third quarter of 2019 from $32.1 million for the same period in 2018, primarily attributable to increases in sales of $3.7 million of Identity Management solutions, $3.4 million of CO&D’s Cyber Security deliverables, and $2.1 million of IT & Enterprise solutions, offset by a decrease in sales of $2.0 million of CO&D’s Secure Mobility deliverables. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $6.3 million for the third quarter of 2019 from $2.6 million for the same period in 2018, primarily attributable to increases in resold product sales of $2.0 million of Identity Management solutions and $1.7 million of CO&D’s Cyber Security proprietary software deliverables.

Cost of sales increased to $29.2 million for the third quarter of 2019, from $18.4 million for the same period in 2018, primarily due to increases in revenue of $10.8 million, coupled with an increased cost of sales as a percentage of revenue of 11.1%. Cost of sales for services increased by $9.5 million, and as a percentage of services revenue increased by 14.3%, due to a change in the mix of the programs and timing of certain Telos-installed solutions in CO&D’s Secure Mobility deliverables, primarily the comparative effect of the recognition of $5.6 million of revenue accruals in the third quarter of 2018 related to several years of cumulative indirect rate adjustments that were not repeated in 2019. Cost of sales for products increased by $1.4 million, and as a percentage of product revenue decreased by 6.6% due primarily to an increase in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 0.2% to $16.3 million for the third quarter of 2019 from $16.3 million for the same period in 2018. Gross margin decreased to 35.8% in the second quarter of 2019, from 46.9% for the same period in 2018. Services gross margin decreased to 32.2% in 2019 from 46.5% in 2018 due primarily to the change in program mix related to the indirect rate adjustments during the period as noted above, and product gross margin increased to 58.4% in 2019 from 51.9% in 2018, due primarily to an increase in proprietary software sales.

Selling, general, and administrative expense (SG&A) increased by 8.0% to $10.6 million for the third quarter of 2019, from $9.9 million for the same period in 2018, primarily attributable to increases in outside services of $0.4 million, labor costs of $0.2 million and trade shows expenses of $0.1 million.

Operating income decreased by 11.8% to $5.7 million for the third quarter of 2019, compared to $6.4 million for the same period in 2018, due primarily to an increase in SG&A as noted above.

Interest expense increased by 14.7% to $2.0 million for the third quarter of 2019, from $1.7 million for the same period in 2018, primarily due to an increase in interest on the EnCap senior term loan.

Income tax benefit was $10,000 for the third quarter of 2019, compared to $106,000 for the same period in 2018, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.

Net income attributable to Telos Corporation was $2.2 million for the third quarter of 2019, compared to $4.1 million for the same period in 2018, primarily attributable to the operating income for the quarter as discussed above.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenue increased by 10.5% to $112.7 million for the nine months ended September 30, 2019, from $102.0 million in the same period in 2018. Services revenue increased to $101.6 million for the nine months ended September 30, 2019, from $91.7 million for the same period in 2018, primarily attributable to increases in sales of $8.3 million of CO&D’s Cyber Security deliverables, $5.3 million of Identity Management solutions, and $3.3 million of IT & Enterprise solutions, offset by a decrease in sales of $7.0 million of CO&D’s Secure Mobility deliverables. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $11.1 million for the nine months ended September 30, 2019, from $10.3 million for the same period in 2018, primarily attributable to increases in resold product sales of $1.7 million of Identity Management solutions and $0.4 million of IT & Enterprise solutions, offset by a decrease in sales of $1.3 million of CO&D’s Cyber Security proprietary software deliverables.

Cost of sales increased by 22.1% to $77.4 million for the nine months ended September 30, 2019, from $63.4 million for the same period in 2018, primarily due to increases in services revenue of $10.7 million, coupled with an increased cost of sales as a percentage of revenue of 6.5%. Cost of sales for services increased by $12.9 million, and as a percentage of services revenue increased by 6.4%, due primarily to a change in the mix of the programs and timing of certain Telos-installed solutions in CO&D’s Secure Mobility deliverables, primarily the comparative effect of the recognition of $5.6 million of revenue accruals in the third quarter of 2018 related to several years of cumulative indirect rate adjustments that were not repeated in 2019. Cost of sales for products increased by $1.1 million, and as a percentage of product revenue increased by 7.1% due primarily to a decrease in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit decreased by 8.5% to $35.3 million for the nine months ended September 30, 2019, from $38.6 million compared to the same period in 2018, due primarily to the change in the mix of the solutions sold as discussed above.  Gross margin decreased to 31.3% for the nine months ended September 30, 2019, from 37.8% in the same period in 2018.

SG&A expense increased by 4.7% to $31.4 million for the nine months ended September 30, 2019, from $30.0 million for the same period in 2018, primarily attributable to an increase in labor costs of $1.2 million.

Operating income decreased by 54.8% to $3.9 million for the nine months ended September 30, 2019, compared to operating income of $8.6 million for the same period in 2018, due primarily to a decrease in gross profit and an increase in SG&A as noted above.

Interest expense increased by 7.2% to $5.5 million for the nine months ended September 30, 2019, from $5.1 million for the same period in 2018, primarily due to an increase in interest on the EnCap senior term loan and an equipment purchase arrangement.

Income tax benefit was $187,000 for the nine months ended September 30, 2019, compared to $41,000 for the same period in 2018, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the nine month period plus discreet tax items, adjusted for the income tax benefit previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $2.9 million for the nine months ended September 30, 2019, compared to net income of $2.0 million for the same period in 2018, primarily attributable to the decrease in operating income as discussed above.

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

Our working capital was $3.9 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $4.4 million for the nine months ended September 30, 2019, compared to $4.5 million for the same period in 2018. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $1.2 million for the nine months ended September 30, 2019, compared to $3.5 million net income for the nine months ended September 30, 2018.

Cash used in investing activities was approximately $5.3 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively, due primarily to the purchase of property and equipment of $3.1 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively, and the capitalization of software development costs of $2.2 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Cash provided by financing activities for the nine months ended September 30, 2019 was $2.7 million, compared to $1.9 million cash used in financing activities for the same period in 2018, primarily attributable to proceeds from the EnCap senior term loan of $4.9 million and distribution of $1.4 million to the Telos ID Class B member for the nine months ended September 30, 2019, compared to distribution of $1.1 million to the Telos ID Class B member for the nine months ended September 30, 2018.

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

The Credit Agreement also included an $825,000 exit fee, which is payable upon any repayment or prepayment of the loan. This amount has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 15.0% at the time of the original loan. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement.

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

●	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
●	The borrowing under the Credit Agreement continues to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
●	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transation costs which were expensed during the current period.
●	The exit fee was increased from $825,000 to $1,200,000.

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan, using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ending September 30, 2019 we are in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

We incurred interest expense in the amount of $0.7 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, under the Credit Agreement.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $83,000 and $245,000 for the three and nine months ended September 30, 2019, respectively, and $78,000 and $229,000 for the three and nine months ended September 30, 2018, respectively, on the Porter Notes. As of September 30, 2019, approximately $984,000 of accrued interest was payable according to the stated interest rate of the Porter Notes.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at September 30, 2019 and December 31, 2018 was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from September 30, 2019.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $106.4 million and $103.5 million as of September 30, 2019 and December 31, 2018, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $2.9 million for each of the three and nine months ended September 30, 2019 and 2018, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
Except as set forth below, during the three months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended September 30, 2019 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $106.4 million and $103.5 million in cash dividends as of September 30, 2019 and December 31, 2018, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

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

Date: November 14, 2019	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)