Form 10-K
period 2019-12-31
TELOS CORP
filed 2020-04-13
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2019
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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019:  Not applicable

As of March 23, 2020, the registrant had outstanding 45,098,460 shares of Class A Common Stock, no par value; and 4,037,628 shares of Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain of the information required in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on May 13, 2020.

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

PART I
Item 1.  Business

Overview

Telos Corporation, together with its subsidiaries (the “Company” or “Telos” or “We”) is an information technology leader focused on designing and providing advanced technologies to deliver solutions that empower and protect the world’s most demanding enterprises. We empower our customers with cyber, cloud, and enterprise security solutions and services.  We protect vital assets that include the critical operational and tactical systems of our customers so that they can safely conduct their global missions. Our customer base consists primarily of military, intelligence and civilian agencies of the federal government and NATO allies around the world.

We generate approximately 82.7% of our revenues by delivering these solutions at a fixed price to our customers. This focus on fixed price delivery has enabled us to significantly reduce life cycle costs for our customers. We have been able to achieve this by investing in intellectual property development so that we can use automation, when appropriate.

While we were incorporated in 1971, we liquidated and/or sold our original businesses and refocused on delivering secure solutions beginning in 1997. Our Company includes Telos Corporation, Xacta Corporation, Teloworks, Inc., Telos APAC Pte. Ltd., and a 50% interest in Telos Identity Management Solutions, LLC (“Telos ID”).

We were incorporated in Maryland, our headquarters are located at 19886 Ashburn Road, Ashburn, VA 20147, and our telephone number is (703) 724-3800. Our website is www.telos.com.

Our Mission

Our mission is to protect critical information assets with solutions and services for cyber, cloud, and enterprise security.

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

Achieving Regulatory Compliance. From embedding the latest security standards in our cyber risk management software, to complying with network security requirements on a particular military base, our solutions give our customers confidence in their ability to meet established security framework and standards.

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

Market-driven, Customer-responsive Offerings

Our solution development philosophy involves responding to proven market demand with rapid development and continuous innovation in an effort to meet and anticipate our customers’ dynamic and evolving requirements. Consider some of the challenges that face security-conscious organizations today:

Organizations depend on information and operational technologies. Organizations depend on increasingly complex information and operational technologies, including mobile and wireless applications, cloud-based resources, industrial IoT, ICS, SCADA, and others. Data and applications are hosted on-premises, in the cloud, and in hybrid environments. Further, the growing integration of information and communications technology (ICT) and operational technology (OT) offers greater control over operational systems but also expands the overall attack surface of the enterprise.

Organizations are accelerating their move to the cloud. The most salient aspect of today’s technology environment is the cloud.  Enterprises are dramatically accelerating the move of applications, storage, and ICT/OT infrastructure to hosted environments.  Having gained more experience with the cloud and with greater confidence in its security, more organizations are taking advantage of the rapid application development, greater flexibility, and strategic agility the cloud offers.

Organizations work across and beyond the enterprise. Enterprises are no longer defined by or confined by real estate, geography, or personnel rolls. Information and applications are now accessible in the cloud. Mobile devices free personnel to work wherever their mission takes them. Employees, contractors, and partners collaborate in the physical and digital domains, trusting that they can rely on the integrity and trustworthiness of their people and their systems.

The networked nature of enterprise technologies and the ability to work outside the organizational perimeter lead to greater vulnerabilities, increased risk, and the constant threat of attack.  The cloud in particular adds new complexities due to the shared responsibility of cloud security and the need to manage and maintain the compliance of cloud-based resources. All of which means that organizations need to understand and manage cyber risk and reduce their attack surface in order to protect their ICT and OT systems and the people who use them.

Telos: Solutions for Cyber, Cloud, and Enterprise Security

In response to these trends, Telos offers solutions that secure cyberspace, the cloud environment, and the people and operations of the enterprise. These three facets of the modern organization share much in common, yet also call for a diverse range of skills, capabilities, and experience in order to meet the requirements of security-conscious customers.

Telos’ decades-long resume of providing a broad spectrum of technology and security solutions uniquely qualifies us to meet our customers’ needs in these three areas. Our experience in addressing challenges in one operation of the enterprise informs our work in meeting requirements in others.  We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges.

Our substantive expertise in developing, orchestrating, and delivering solutions across these areas gives us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level.

Our capabilities in these areas include:

●
Cybersecurity – Today’s enterprises need to understand and manage their cyber risk and reduce their cyber attack surfaces.  Telos helps our customers assure the ongoing security, integrity, and compliance of their on-premises and cloud-based systems and to reduce threats and vulnerabilities to foil cyber adversaries before they can attack.  Our consultants assess our customers’ security environments and design, engineer, and operate the systems they need to strengthen their cybersecurity posture.

●
Cloud Security – The cloud as an organizational resource is more than two decades old, yet the needs of cloud users are constantly changing. Telos offers the specialized skills and experience needed to help our customers plan, engineer, and execute secure cloud migration strategies and then assure ongoing management and security in keeping with the leading standards for cloud-based systems and workloads.

●
Enterprise Security – Securing the enterprise means protecting the essential and timeless elements common to every organization: Its people and processes, its supply chain and inventories, its finances and facilities, its information and communications. As ICT and OT systems have become part of the organizational DNA, Telos has led with offerings that ensure personnel can work securely and productively across and beyond the enterprise.

Selected Examples of How We Accomplish Our Mission

We protect the systems of our customers through the development and delivery of our Xacta software (“Xacta”). Xacta is the premier solution for continuous assessment and authorization, and is used throughout the Department of Defense (“DoD”), intelligence communities and civilian government, as well as by commercial businesses. We have performed thousands of certifications and our product has been adopted by numerous enterprises as their solution of choice for risk management and ongoing compliance. Our success in this area is exemplified by our work with Amazon Web Services (AWS) in compliance automation for the intelligence community’s highly secure C2S cloud region. Xacta is eliminating up to six weeks of manual effort with each compliance regulation update and increasing efficiencies in completing Authorizations to Operate (ATOs), in some cases up to 90 percent faster.

We streamline and automate the process of selecting, applying, and monitoring security controls for cloud-based systems and applications so that security-conscious organizations can migrate their workloads to the cloud faster and more efficiently. Our solutions make it easier to automate compliance and generate associated documentation, streamlining our customers’ ability to demonstrate that they meet the relevant security standards in their respective industries. We also provide a full complement of enterprise cloud services, including engineering, migration, security, and managed services.

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
Through an exclusive subcontractor relationship with our subsidiary Telos ID, we assess, design, and deliver identity and access solutions to protect national security assets, people, and facilities. Among these programs is the leading TSA-designated aviation channeling (DAC) service for the U.S. aviation industry, serving over 90 commercial airports, airlines, and general aviation customers. Telos ID aviation partners are expanding use of DAC services to include Rap Back and our recently introduced offering, iSFV, a Secure Flight Vetting service. Telos ID also supports the premier federal identity application, which has issued over 46,000,000 smart card based secure credentials for active duty uniformed service personnel, Selected Reserve, DoD civilian employees, and eligible contractor personnel. Additionally, we provide near real-time data collection on personnel movement and location information for operating forces, government civil servants, and government contractors in specified operational theaters. This system has captured over 636,000,000 scans by more than 3,000,000 U.S. Government, U.S. Military and company contractor personnel since its inception. Telos ID also provides nationwide identity verification, fingerprinting and photo services across the nation in support of the 2020 Census, and was recently awarded a 10-year contract to provide enrollment services in support of the TSA Precheck™ Expansion Program and anticipates launching services under this program in the fall of 2020.
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

Patents, Copyright, Trademarks, Trade Secrets and Licenses

We have made it a practice of obtaining patent, copyright and/or trademark protection on our products, processes and marks where possible. We own a number of patents and copyrights, which we believe to be of material importance to the Company. Our patents and copyrights extend for varying periods of time based on the date of application or registration. Generally, registered copyright protection continues for a term of at least 70 years. Trademark and service mark protection for registered marks generally continues for as long as the marks are used.  We treat a portion of our intellectual property as trade secrets and implement appropriate strategies to protect those assets.

Telos, Telos Ghost, and Xacta are trademarks of Telos Corporation.

Sales and Marketing

We target decision makers in government agencies and departments, and commercial businesses who have a need for cyber, cloud, and enterprise security solutions. Decisions regarding contract awards by our customers typically are based upon an assessment of the quality of our past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

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

Our contracts and subcontracts are generally composed of a wide range of contract types including indefinite delivery/indefinite quantity (“IDIQ”) and government-wide acquisition contracts (known as “GWACs”) which are generally firm fixed-priced, cost plus, or time-and-materials contracts. For 2019, 2018, and 2017, the Company’s revenue derived from firm fixed-price contracts was 82.7%, 74.9%, and 83.1%, respectively, cost plus contracts was 8.2%, 12.9%, and 7.4%, respectively, and time-and-material contracts was 9.1%, 12.2%, and 9.5%, respectively.

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

Our IT solutions primarily involve the design and integration of commercial off-the-shelf IT products into integrated solutions deliverables. Such equipment is generally available from several sources, although several factors including technical specifications, proprietary or brand-specific equipment requirements, or contractual channel agreements may limit the availability of sourcing options. We utilize more than 300 vendors as direct materials suppliers, subcontractors, and service providers. The vendors utilized in any given measurement period vary based on the mix and timing of the solutions delivered. Therefore, while a smaller subset of suppliers, subcontractors, and service providers may be employed to deliver the majority of the revenue for a particular period, were there to be an unforeseen disruption to one of these vendors, the delay would likely be short-term in nature due to the existence of alternate sourcing options.

We derived a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2019		2018		2017
			(dollar amounts in thousands)

Federal	$149,257	93.7%	$129,279	93.7%	$101,519	94.2%
State & Local, and Commercial	9,961	6.3%	8,737	6.3%	6,208	5.8%
Total	$159,218	100.0%	$138,016	100.0%	$107,727	100.0%
We build market awareness of Telos and our solutions through a variety of marketing programs, including regular briefings with industry analysts, public relations activities, government relations initiatives, web seminars, trade show exhibitions, speaking engagements, blog and other social media posts, and web site marketing. When appropriate, we pursue joint marketing and selling efforts with our strategic partners.
Our People and Culture

As of December 31, 2019, we employed 730 people, which includes 75 from Teloworks, and 149 from Telos ID. Of our employees, 404 hold security clearances of secret or higher.

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

Competition

We operate in a highly competitive marketplace. There are other companies that provide solutions similar to ours. Although these companies provide offerings that overlap with some of our solutions, we are not aware of any single company that provides competitive solutions in all of the areas where we compete. The companies that our solution areas compete with range from integrators that provide products and services such as Booz Allen Hamilton, General Dynamics, Lockheed Martin, Northrop Grumman, SAIC and Daon, to more software-specific organizations such as ServiceNow and RSA Archer.

The majority of our business is generated in response to competitive requests from potential and current customers. Decisions regarding contract awards by our customers typically are based upon an assessment of the quality of our past performance, responsiveness to proposal requirements, uniqueness of the offering itself, price, and other competitive factors.

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

Government contracts are subject to congressional funding. Consequently, at the outset of a program, a contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract. All of our government customers have the right to terminate their contract with us at their convenience or in the event that we default.

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

At December 31, 2019 and 2018, we had total backlog from existing contracts of approximately $354.5 million and $290.8 million, respectively.  Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of December 31, 2019 and 2018 was $112.4 million and $79.3 million, respectively.

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

Seasonality

We derive a substantial portion of our revenues from U.S. Government contracting, and as such we are annually subject to the seasonality of the U.S. Government purchasing. As the U.S. Government fiscal year ends on September 30, it is not uncommon for U.S. Government agencies to award extra tasks in the weeks immediately prior to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of this cyclicality, we have historically experienced higher revenues in the third and fourth fiscal quarters, ending September 30 and December 31, respectively, with the pace of orders typically substantially reduced during the first and second fiscal quarters ending March 31 and June 30, respectively.

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
Our primary source of funds to meet our liquidity and capital requirements is an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA”). Under the Purchase Agreement, we may offer for sale, and RCA, in its sole discretion may purchase, up to $10 million of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts outstanding at any given time. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement, and our ability to obtain additional financing, may be limited due to various factors, including the eligibility of our accounts receivable under those agreements, the status of our business, global credit market conditions, or perceptions of our business or industry by RCA, or other potential sources of financing. In January 2017, we borrowed $11 million, and in July 2019, an additional $5 million, under a credit agreement with Enlightenment Capital Solutions Fund II, L.P. to raise additional working capital and retire certain long-term obligations. If we are unable to maintain the Purchase Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace our new sources of financing with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

We depend on the U.S. Government for a significant portion of our sales and a significant decline in U.S. Government defense and intelligence community spending, or a reallocation of spending to other priorities, could have an adverse impact on our financial condition and results of operations.
Our sales are highly concentrated with the U.S. Government. The customer relationship with the U.S. Government involves certain risks that are unique. The programs in which we participate must compete with other programs and policy imperatives during the budget and appropriations process.  In each of the past three years, a substantial portion of our net sales were to the U.S. Government, particularly the DoD. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Rising budget deficits, increasing national debt, the cost of the global war on terrorism, increasing costs for entitlement programs, and potentially the large costs of combating the Coronavirus pandemic and addressing the health concerns and economic dislocation caused by COVID-19, continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget.

U.S. Government appropriations have been and continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which established specific limits on annual appropriations for fiscal years 2012-2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2019 (the “BBA”), which was enacted on August 2, 2019. As a result, DoD funding levels have fluctuated over this period and have been difficult to predict. Most recently, while the two-year BBA allowed for modestly increased defense spending in FY 2020, unless and until it is again modified, the BBA also essentially will maintain defense spending in FY 2021 with only a minor increase (less than 1.0 percent) permitted above the current FY 2020 appropriated funding level.

According to the Office of Management and Budget, federal outlays devoted to defense programs have fallen from 4.5 percent to 3.2 percent as a share of Gross Domestic Product (GDP) since enactment of the BCA. Moreover, as a result of the spending caps imposed by the BCA, annual DoD budget authority in FY 2020 is only 3.7 percent higher (in unadjusted dollars) than it was a decade ago in FY 2010.

Since final enactment in December 2019 of appropriations legislation for FY 2020, and the February 10, 2020 submission of the President’s proposed FY 2021 budget, the Coronavirus pandemic and associated economic dislocation in the United States has resulted in the need for an overwhelming federal response. This has led to the enactment of several comprehensive appropriations and economic stimulus measures, as well as negotiations between Congress and the White House for additional massive initiatives for the current year and into the next fiscal year, the details of which are not yet finalized.  These substantial alterations to FY 2020 spending baselines are also likely to further impact FY 2021 spending in ways that cannot now be predicted.  The impact of the health and economic crisis, and the resulting large increase in federal spending, on the government contracts that we hold and the federal procurements that we would otherwise compete for cannot now be known.

In addition to the ongoing need to respond to the crisis in the current fiscal year, Congress and the President must agree on FY 2021 appropriations legislation prior to October 1, 2020; failing to do so by then would likely mean DoD and other departments will again be funded for an unknown period of time under another Continuing Resolution, which would again restrict new spending initiatives.  This is consistent with the practice for a number of years where the U.S. Government has been unable to complete its appropriations process prior to the beginning of the next fiscal year, resulting in actual or threatened governmental shut-downs and repeated use for extended time periods each year of Continuing Resolutions to fund part or all of the government.  The impact of the substantial additional spending on the Coronavirus pandemic on the appropriations for FY 2021, and the appropriations process itself, is not now known.

The current health and economic crisis is highly fluid, and it is likely to continue to affect multiple federal departments and agencies for an unknown period of time and in ways that are difficult to predict. Nonetheless, we believe that the federal government will very likely endeavor to maintain continuity of services and, with much of the business of government now being conducted through use of information technology systems and in many cases during the crisis remotely, we believe there will continue to be a need on the part of the government for the types of solutions and services provided by Telos.

A novel strain of coronavirus, COVID-19, may adversely affect our business operations and financial condition.
In December 2019, an outbreak of COVID-19 was reported in Wuhan, China.  On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our customers’ ability to perform their missions and is in many cases disrupting their operations.  It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in their costs and cause delays in performance. These supply chain effects, and the direct effect of the virus and the disruption on our operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in some cases, are working remotely due either to safety concerns or to customer imposed limitations and using various technologies to perform their functions. We could see delays or changes in customer demand, particularly if government funding priorities change. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of COVID-19 are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or health epidemics.
We may be impacted by natural disasters, wars, power outages, health epidemics or pandemics, or other events outside of our control. If major disasters such as earthquakes, floods, hurricanes, tornadoes, fires, or other events occur, or our information system or communications network breaks down, operates improperly, or is unusable, our headquarters and other facilities may be seriously damaged, or we may have to stop or delay production and delivery of our solutions and services. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions and services to our customers, and could decrease demand for our offerings. We may incur shutdowns, delays, disruptions or expenses relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Because we do not carry insurance for all of these possible losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected by such an event outside of our control.

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
Our U.S. Government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process. In addition, the U.S. Government has increasingly relied on IDIQ contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding or funding priorities can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings. The health and economic crisis created by the Coronavirus pandemic, and the substantial increase in federal spending devoted to addressing multiple aspects of the crisis, might cause changes in federal or agency spending priorities that might impact our customer’s willingness or ability to continue or extend our contracts or procure contracts which we otherwise, in the absence of the crisis, might have secured.

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
Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represented approximately 82.7% of our 2019 revenues, we receive a fixed price irrespective of the actual costs we incur and, consequently, we carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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

Some of our security solutions have lengthy sales and implementation cycles, which could significantly impact our results of operations if projected orders are not realized.
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
As a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health or economic crises, such as that created by the Coronavirus pandemic. We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures.  Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, our future financial results, or our reputation.

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

If we are unable to license third-party technology that is used in our products and services to perform key functions, the loss could have an adverse effect on our revenues.
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
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and the amount of loss is reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment of the potential for liability and our estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Note 13 – Commitments, Contingencies and Subsequent Events to the consolidated financial statements.

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

Weakened global economic conditions may adversely affect our industry, business, operating results and financial condition.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain at any point in time. In addition, geopolitical developments, such as potential trade wars, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our solutions and services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.

Climate change may have a long-term impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate related events, including the increasing frequency of extreme weather events and their impact on U.S. critical infrastructure, have the potential to disrupt our business, our third party suppliers, or the operations and/or business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to resolve technical issues relating to our solutions and offerings. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our solutions and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our offerings to existing and prospective customers, and our business, operating results and financial position.

We may lose key members of our management team, development and operations personnel, or subject matter experts, and may be unable to attract and retain employees we need to support our operations and growth.
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel and subject matter experts because of the complexity of our services and technologies. The loss of one or more of our key employees or groups could seriously harm our business.

The technology industry is subject to substantial and continuous competition for engineers and other subject matter experts with high levels of experience in designing, developing and managing software, cybersecurity, and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. These difficulties may potentially be further amplified by the high cost of living in Washington D.C. metropolitan area, where our headquarters are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If our customers do not renew their subscriptions or contracts for our solutions and services, our revenue could decline and our business may suffer.
Our customers have no obligation to renew or extend their subscriptions or contracts for our solutions or services after the expiration of the contractual period, which vary in length, and in the normal course of business, some customers have elected not to renew or extend.  It is difficult to predict attrition rates given the varying needs of our customer base. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions or budgetary constraints.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior leaders. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, some of which are beyond our control.

If customers do not renew or extend their subscriptions or contracts, do not purchase additional features or enhanced solutions, or if attrition rates increase, our business could be harmed.

If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners, or the underlying infrastructure of the internet are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, or authorized access is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant reputational harm, legal exposure and liabilities, or a negative financial impact.
Our services sometimes involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and personally identifiable information. While we have security measures in place to protect our customers and our customers’ customers' data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
●
third party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems;

●	efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states;
●	cyber-attacks on our internally built infrastructure;
●	vulnerabilities resulting from enhancements and updates to our existing solutions;
●	vulnerabilities in the products or components across the broad ecosystem that our services operate in or are dependent on;
●	vulnerabilities existing within newly acquired or integrated technologies and infrastructures;
●
attacks on, or vulnerabilities in, the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers; and

●	employee or contractor errors or intentional acts that compromise our security systems.

These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ sensitive data, as well as our data, we can provide no assurances that such measures will provide absolute security. In the normal course of business, we are the target of malicious cyber-attack attempts. To date, any such attempts have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant.

A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers' systems or data, including intellectual property, proprietary, sensitive, or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation.

Our ability to deliver our services is dependent on the development and maintenance of the infrastructure of the Internet by third parties.
The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority (IANA), now under the stewardship of ICANN.

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, denial-of-service attacks or related cyber incidents, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate Internets. These scenarios are not under our control and could reduce the availability of the Internet to us or our customers for delivery of our Internet-related services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.

Sales to customers outside the United States expose us to risks inherent in international operations.
We sell our services outside the United States and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
●	localization of our services, including translation into foreign languages and associated expenses;
●	regulatory frameworks or business practices favoring local competitors;
●	pressure on the creditworthiness of sovereign nations;
●	evolving domestic and international tax environments;
●
liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;

●	foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;
●
compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;

●	vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
●
uncertainty regarding regulation, currency, tax, and operations resulting from the Brexit vote that could disrupt trade, the sale of our services and commerce, and movement of our people between the United Kingdom, European Union, and locations;

●	changes in the public perception of governments in the regions where we operate or plan to operate;
●	regional data privacy laws and other regulatory requirements;
●
treatment of revenue from international sources, intellectual property considerations and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

●	different pricing environments;
●	difficulties in staffing and managing foreign operations;
●	different or lesser protection of our intellectual property;
●	longer accounts receivable payment cycles and other collection difficulties;
●	natural disasters, acts of war, terrorism, pandemics or security breaches; and
●	regional economic and political conditions.

Any of these factors could negatively impact our business and results of operations. The above factors may also negatively impact our ability to successfully expand into emerging market countries, where we have little or no operating experience, where it can be costly and challenging to establish and maintain operations, including hiring and managing required personnel, and difficult to promote our brand, and where we may not benefit from any first-to-market advantage or otherwise succeed.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Some of our solutions are subject to export and import controls, including the Commerce Department’s Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these U.S. export control laws and import laws we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in export and import regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 191,700 square feet of space for our corporate headquarters, integration facility, and primary service depot in Ashburn, Virginia. The lease expires in May 2029.

We sublease 27,000 square feet of space at the Ashburn, Virginia facility to our affiliate, Telos ID, which space serves as Telos ID’s corporate headquarters. This sublease will expire on December 31, 2020.

We lease additional office space in facilities located in Maryland, New Jersey and Nevada under various leases expiring through January 2024.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       No public market exists for our Class A or Class B Common Stock. As of March 4, 2020, there were 242 record holders of our Class A Common Stock and 10 record holders of our Class B Common Stock. We have not paid dividends on either class of our Common Stock during the last two fiscal years. For a discussion of restrictions on our ability to pay dividends, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 6 – Current Liabilities and Debt Obligations to the consolidated financial statements.

As of December 31, 2019, there were 45,143,460 and 4,037,628 issued and outstanding shares of Class A and Class B Common Stock, respectively.

Our 12% Cumulative Exchangeable Redeemable Preferred Stock (“Public Preferred Stock”) trades over the OTC Bulletin Board and the OTCQB marketplace under the symbol “TLSRP”. The total number of shares issued and outstanding at December 31, 2019 was 3,185,586. See Note 7 – Redeemable Preferred Stock to the consolidated financial statements.

Item 6. Selected Financial Data

The following should be read in connection with the accompanying information presented in Item 7 and Item 8 of this Form 10-K.

OPERATING RESULTS

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(amounts in thousands)
Sales	$159,218	$138,016	$107,727	$134,868	$120,634
Operating income (loss)	5,025	9,014	414	2,112	(3,617)
(Loss) income before income taxes	(2,241)	1,768	(6,265)	(3,335)	(9,237)
Net loss attributable to Telos Corporation	(6,401)	(1,640)	(5,833)	(7,175)	(15,940)

FINANCIAL CONDITION

	As of December 31,
	2019	2018	2017	2016	2015
	(amounts in thousands)
Total assets	$77,692	$74,489	$74,421	$56,799	$59,964
Senior term loan (1)	16,335	10,984	10,786	----	----
Senior credit facility, long-term (1)	----	----	----	----	7,144
Subordinated debt, long-term (1)	2,927	2,597	2,289	----	2,500
Finance lease obligations, long-term (2)	15,641	16,865	17,980	18,990	19,908
Operating lease obligations, long-term (2)	1,553	----	----	----	----
Deferred income taxes, long-term (3)	621	818	741	3,391	3,199
Senior redeemable preferred stock (4)	----	----	----	2,092	2,025
Public preferred stock (4)	139,210	135,387	131,565	127,742	123,919

(1)	See Note 6 to the Consolidated Financial Statements in Item 8 regarding our debt obligations.
(2)	See Note 10 to the Consolidated Financial Statements in Item 8 regarding our lease obligations.
(3)	See Note 9 to the Consolidated Financial Statements in Item 8 regarding our income taxes.
(4)	See Note 7 to the Consolidated Financial Statements in Item 8 regarding our redeemable preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The solutions we offer secure cyberspace, the cloud environment, and the people and operations of the enterprise. These three facets of the modern organization share much in common, but also require a diverse range of skills, capabilities, and experience to meet the important requirements of security-conscious customers. Telos’ decades-long resume of providing a broad spectrum of technology and security solutions uniquely qualifies us to meet our customers’ needs in these three areas. Our experience in addressing challenges in one operation of the enterprise informs our work in meeting requirements in others.  We understand that a range of complementary capabilities may be needed to solve a single challenge, and we also recognize when a single solution might address multiple challenges.

Our substantive expertise in developing, orchestrating, and delivering solutions across these areas gives us the vision and the confidence to provide solutions that empower and protect the enterprise at an integrated, holistic level.

Our capabilities include:

●
Cybersecurity – Today’s enterprises need to understand and manage their cyber risk and reduce their cyber attack surfaces.  Telos helps our customers assure the ongoing security, integrity, and compliance of their on-premises and cloud-based systems and to reduce threats and vulnerabilities to foil cyber adversaries before they can attack.  Our consultants assess our customers’ security environments and design, engineer, and operate the systems they need to strengthen their cybersecurity posture.

●
Cloud Security – The cloud as an organizational resource is more than two decades old, yet the needs of cloud users are constantly changing. Telos offers the specialized skills and experience needed to help our customers plan, engineer, and execute secure cloud migration strategies and then assure ongoing management and security in keeping with the leading standards for cloud-based systems and workloads.

●
Enterprise Security – Securing the enterprise means protecting the essential and timeless elements common to every organization: Its people and processes, its supply chain and inventories, its finances and facilities, its information and communications. As ICT and OT systems have become part of the organizational DNA, Telos has led with offerings that ensure personnel can work securely and productively across and beyond the enterprise.

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

Revenue Recognition
We account for revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation which is a promise in a contract with a customer, to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

We account for a contract after it has been approved by the parties to the contract, the rights and the payment terms of the parties are identified, the contract has commercial substance and collectability is probable, which is presumed for our U.S. Government customers and prime contractors for which we perform as subcontractors to U.S. Government end-customers.

The majority of our revenue is recognized over time, as control is transferred continuously to our customers who receive and consume benefits as we perform, and is classified as services revenue.  All of our business groups earn services revenue under a variety of contract types, including time and materials, firm-fixed price, firm fixed price level of effort, and cost plus fixed fee contract types, which may include variable consideration as discussed further below. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, subcontractor costs and indirect expenses. This continuous transfer of control to the customer is supported by clauses in our contracts with U.S. Government customers whereby the customer may terminate a contract for convenience and then pay for costs incurred plus a profit, at which time the customer would take control of any work in process. For non-U.S. Government contracts where we perform as a subcontractor and our order includes similar Federal Acquisition Regulation (FAR) provisions as the prime contractor’s order from the U.S. Government, continuous transfer of control is likewise supported by such provisions. For other non-U.S. Government customers, continuous transfer of control to such customers is also supported due to general terms in our contracts and rights to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit.

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

Revenue that is recognized at a point in time is for the sale of software licenses in our Secure Mobility and Network Management/Defense Enterprise Solutions (formerly CO&D’s Secure Mobility Solutions) and Secure Communications Cyber and Enterprise Solutions (formerly IT & Enterprise Solutions) business groups and for the sale of resold products in Telos ID Enterprise Solutions (formerly Identity Management Solutions) and Cyber & Cloud Solutions (formerly CO&D’s Cyber Security Solutions), and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

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

Our contracts may include various types of variable consideration, such as claims (for instance, indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular Defense Contract Audit Agency (“DCAA”) audits of incurred cost submissions.  This resulted in signed final rate agreement letters for fiscal years 2011 to 2013 and conformed incurred cost submissions for 2014 to 2015. We evaluated the resulting changes to revenue under the applicable cost plus fixed fee contracts for the years 2011 to 2015 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $6.0 million during the year ended December 31, 2018.

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

Contract assets are amounts that are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our consolidated balance sheets.

Billed receivables are amounts billed and due from our customers and are reported within accounts receivable, net of reserve on the consolidated balance sheets. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer’s protection with respect to full and final performance under the contract.

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

	2019	2018	2017
Federal	$149,257	$129,279	$101,519
State & Local, and Commercial	9,961	8,737	6,208
Total	$159,218	$138,016	$107,727

	2019	2018	2017
Firm fixed-price	$131,629	$103,454	$89,516
Time-and-materials	14,569	16,795	10,222
Cost plus fixed fee	13,020	17,767	7,989
Total	$159,218	$138,016	$107,727

The following table discloses accounts receivable and contract assets (in thousands):
	December 31,
	2019	2018
Billed accounts receivable	$11,917	$18,848
Unbilled receivables	16,745	16,000
Allowance for doubtful accounts	(720)	(306)
Receivables – net	$27,942	$34,542

The following table discloses contract liabilities (in thousands):
	December 31,
	2019	2018
Contract liabilities	$6,338	$5,232

As of December 31, 2019 and 2018, we had $112.4 million and $79.3 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 98.4% of our remaining performance obligations as revenue in 2020, an additional 1.1% by 2021 and the balance thereafter. For the years ended December 31, 2019 and 2018, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $4.2 million and $5.5 million, respectively.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined primarily on the weighted average cost method. Inventories consist primarily of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. Inventories also include spare parts utilized to support certain maintenance contracts. Spare parts inventory is amortized on a straight-line basis over two to five years, which represents the shorter of the warranty period or estimated useful life of the asset. An allowance for obsolete, slow-moving or non-salable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.

Goodwill
We evaluate the impairment of goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense (“CO&D”), Telos ID Enterprise Solutions, and Secure Communications Cyber and Enterprise Solutions, of which goodwill is housed in the CO&D reporting unit, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2019. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate the fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2019 and 2018. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remained on our consolidated balance sheet at December 31, 2019 and 2018.  Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at December 31, 2019 and 2018. See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

Results of Operations
We derive a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Our revenues are generated from a number of contract vehicles and task orders. Over the past several years we have sought to diversify and improve our operating margins through an evolution of our business from an emphasis on product reselling to that of an advanced solutions technologies provider. To that end, although we continue to offer resold products through our contract vehicles, we have focused on selling solutions and outsourcing product sales, as well as designing and delivering Telos manufactured and branded technologies.  We believe our contract portfolio is characterized as having low to moderate financial risk due to the limited number of long-term fixed price development contracts. Our firm fixed-price activities consist principally of contracts for the products and services at established contract prices. Our time-and-material contracts generally allow the pass-through of allowable costs plus a profit margin.  For 2019, 2018, and 2017, the Company’s revenue derived from firm fixed-price contracts was 82.7%, 74.9%, and 83.1%, respectively, cost-plus contracts was 8.2%, 12.9%, and 7.4%, respectively, and time-and-material contracts was 9.1%, 12.2%, and 9.5%, respectively.

We provide different solutions and are party to contracts of varying revenue types under the NETCENTS (Network-Centric Solutions) and NETCENTS-2 contracts to the U.S. Air Force. NETCENTS and NETCENTS-2 are IDIQ and GWAC, therefore any government customer may utilize the NETCENTS and NETCENTS-2 vehicles to meet its purchasing needs. Consequently, revenue earned on the underlying NETCENTS and NETCENTS-2 delivery orders varies from period to period according to the customer and solution mix for the products and services delivered during a particular period, unlike a standalone contract with one separately identified customer. The contracts themselves do not fund any orders and they state that the contracts are for an indefinite delivery and indefinite quantity. The majority of our task/delivery orders have periods of performance of less than 12 months, which contributes to the variances between interim and annual reporting periods. The period of performance for the original NETCENTS contract ended on September 30, 2013. Previously awarded task orders that contain periods of performance that extended past September 30, 2013, including exercisable option years under existing task orders, were not affected by the contract expiration. We were selected for an award on the NETCENTS replacement contract, NETCENTS-2 Network Operations and Infrastructure Solutions Small Business Companion, on March 27, 2014, and upon re-evaluation by the customer, we were again selected for an award on April 3, 2015 and the contract was opened for issuance of new orders in May 2015. We have also been awarded other IDIQ/GWACs, including the Department of Homeland Security’s EAGLE II, GSA Alliant 2, and blanket purchase agreements under our GSA schedule. However, we have not been awarded significant delivery orders under EAGLE II, or GSA Alliant 2 as it was not ready for agencies to use until July 1, 2018.

U.S. Government appropriations have been and continue to be affected by larger U.S. Government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (the “BCA”), which established specific limits on annual appropriations for fiscal years 2012-2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2019 (the “BBA”), which was enacted on August 2, 2019. As a result, DoD funding levels have fluctuated over this period and have been difficult to predict. Most recently, while the two-year BBA allowed for modestly increased defense spending in FY 2020, unless and until it is again modified, the BBA also essentially will maintain defense spending in FY 2021 with only a minor increase (less than one percent) permitted above the current FY 2020 appropriated funding level.

According to the Office of Management and Budget, federal outlays devoted to defense programs have fallen from 4.5 percent to 3.2 percent as a share of Gross Domestic Product (GDP) since enactment of the BCA. Moreover, as a result of the spending caps imposed by the BCA, annual DoD budget authority in FY 2020 is only 3.7 percent higher (in unadjusted dollars) than it was a decade ago in FY 2010.

Since final enactment in December 2019 of appropriations legislation for FY 2020, and the February 10, 2020 submission of the President’s proposed FY 2021 budget, the Coronavirus pandemic and associated economic dislocation in the United States has resulted in the need for an overwhelming federal response. This has led to the enactment of several comprehensive appropriations and economic stimulus measures, as well as negotiations between Congress and the White House for additional massive initiatives for the current year and into the next fiscal year, the details of which are not yet finalized.  These substantial alterations to FY 2020 spending baselines are also likely to further impact FY 2021 spending in ways that cannot now be predicted.  The impact of the health and economic crisis, and the resulting large increase in federal spending, on the government contracts that we hold and the federal procurements that we would otherwise compete for cannot now be known.
In addition to the ongoing need to respond to the crisis in the current fiscal year, Congress and the President must agree on FY 2021 appropriations legislation prior to October 1, 2020; failing to do so by then would likely mean DoD and other departments will again be funded for an unknown period of time under another Continuing Resolution, which would again restrict new spending initiatives.  This is consistent with the practice for a number of years where the U.S. Government has been unable to complete its appropriations process prior to the beginning of the next fiscal year, resulting in actual or threatened governmental shut-downs and repeated use for extended time periods each year of Continuing Resolutions to fund part of all of the government.  The impact of the substantial additional spending on the Coronavirus pandemic on the appropriations for FY 2021, and the appropriations process itself, is not now known.
The current health and economic crisis is highly fluid, and it is likely to continue to affect multiple federal departments and agencies for an unknown period of time and in ways that are difficult to predict. Nonetheless, we believe that the federal government will very likely endeavor to maintain continuity of services and, with much of the business of government now being conducted through use of information technology systems and in many cases during the crisis remotely, we believe there will still be a need on the part of the government for the types of solutions and services provided by Telos.

We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over federal and defense spending, and these deliberations may be impacted by the health and economic impacts of the COVID-19 pandemic in ways that are at this time difficult to foresee. In the context of these negotiations, it is possible that the U.S. Government, or portions of the U.S. Government, could be shut down or disrupted for periods of time, and that government programs could be modified, cut or replaced as part of broader reforms to reduce the federal deficit or efforts to redirect federal spending, whether related or unrelated to the COVID-19 crisis. For more information on the risks and uncertainties related to U.S. Government contracts, see Part I – Item 1A Risk Factors in this Annual Report on the Form 10-K.

Statement of Operations Data

The following table sets forth certain consolidated financial data and related percentages for the periods indicated:

	Years Ended December 31,
	2019		2018		2017
	(dollar amounts in thousands)

Revenue	$159,218	100.0%	$138,016	100.0%	$107,727	100.0%
Cost of sales	106,874	67.1	84,954	61.6	67,161	62.3
Selling, general and administrative expenses	47,319	29.7	44,048	31.9	40,152	37.3
Operating income	5,025	3.2	9,014	6.5	414	0.4
Other income (expenses):
Non-operating income	201	0.1	12	----	11	----
Interest expense	(7,467)	(4.7)	(7,258)	(5.2)	(6,690)	(6.2)
(Loss) income before income taxes	(2,241)	(1.4)	1,768	1.3	(6,265)	(5.8)
Benefit (provision) for income taxes	104	0.1	(31)	----	2,767	2.6
Net (loss) income	(2,137)	(1.3)	1,737	1.3	(3,498)	(3.2)
Less: Net income attributable to non-controlling interest	(4,264)	(2.7)	(3,377)	(2.4)	(2,335)	(2.2)
Net loss attributable to Telos Corporation	$(6,401)	(4.0)%	$(1,640)	(1.1)%	$(5,833)	(5.4)%

Years ended December 31, 2019, 2018, and 2017

Revenue.  Revenue increased by 15.4% to $159.2 million for 2019 from $138.0 million for 2018.  Such increase primarily consists of an increase in sales from the U.S. Air Force NETCENTS-2 contract. As discussed above, NETCENTS-2 is an IDIQ contract utilized by multiple government customers and sales under NETCENTS-2 vary from period to period according to the solution mix and timing of deliverables for a particular period. Services revenue increased by 18.7% to $143.6 million for 2019 from $121.0 million for 2018, primarily attributable to increases in sales of $10.8 million of Telos ID Enterprise Solutions, $9.2 million of Cyber & Cloud Solutions, $5.9 million of Secure Communications Cyber and Enterprise Solutions, offset by a decrease in sales of $3.4 million of Secure Mobility and Network Management/Defense Enterprise Solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue decreased by 8.2% to $15.6 million for 2019 from $17.0 million for 2018, primarily attributable to decreases in sales of $0.9 million of Cyber & Cloud Solutions in proprietary software, and $0.8 million of Telos ID Enterprise Solutions, offset by an increase in sales of  $0.4 million of proprietary software in Secure Communications Cyber and Enterprise Solutions.

Revenue increased by 28.1% to $138.0 million for 2018 from $107.7 million for 2017.  Such increase primarily consists of an increase in sales from the U.S. Air Force NETCENTS-2 contract. Services revenue increased by 48.3% to $121.0 million for 2018 from $81.6 million for 2017, primarily attributable to increases in sales of $22.7 million of Secure Mobility and Network Management/Defense Enterprise Solutions under several NETCENTS delivery orders for Telos-installed solutions which included $6.0 million of revenue accruals for multiple contracts as a result of several years of cumulative indirect rate adjustments, $10.6 million of Telos ID Enterprise solutions, $5.7 million of Cyber & Cloud Solutions, and $0.4 million of Secure Communications Cyber and Enterprise Solutions. Product revenue decreased by 34.8% to $17.0 million for 2018 from $26.1 million for 2017, primarily attributable to decreases in sales of $9.2 million of Telos ID Enterprise solutions, $2.0 million of resold products in Secure Mobility and Network Management/Defense Enterprise Solutions, and $1.0 million of proprietary software in Secure Communications Cyber and Enterprise Solutions, offset by an increase in sales of $3.1 million of Cyber & Cloud Solutions in proprietary software.

Cost of sales.  Cost of sales increased by 25.8% to $106.9 million for 2019 from $85.0 million for 2018 as a result of increases in revenue. Cost of sales for services increased by $21.9 million, and as a percentage of services revenue increased by 5.3%, due to a change in the mix and nature of the programs including increases in sales of certain Telos-installed solutions in Secure Mobility and Network Management/Defense Enterprise Solutions under NETCENTS-2. Cost of sales for product increased by 0.1%, and as a percentage of product revenue increased by 4.3%, primarily due to declines in proprietary software sales.

Cost of sales increased by 26.5% to $85.0 million for 2018 from $67.2 million for 2017 as a result of increases in revenue. Cost of sales for services increased by $26.9 million, and as a percentage of services revenue increased by 2.3%, due to a change in the mix and nature of the programs including an increase in sales of certain Telos-installed solutions in Secure Mobility and Network Management/Defense Enterprise Solutions under NETCENTS-2 and due to other contracts in Cyber & Cloud Solutions, offset by the revenue accruals related to indirect rate adjustments discussed above which did not include direct costs in Secure Mobility and Network Management/Defense Enterprise Solutions deliverables. Cost of sales for product decreased by $9.1 million, primarily due to decreases in product revenue for resold products, and as a percentage of product revenue decreased by 18.3%, primarily due to declines in resold products, as well as increases in proprietary software sales.

Gross profit.  Gross profit decreased by 1.4% to $52.3 million for 2019 from $53.1 million for 2018. Gross margin decreased to 32.9% for 2019 from 38.4% for 2018, due to various changes in the mix of contracts in all business lines, primarily decreases in proprietary software sales.

Gross profit increased by 30.8% to $53.1 million for 2018 from $40.6 million for 2017. Gross margin increased to 38.4% for 2018 from 37.7% for 2017, due to various changes in the mix of contracts in all business lines, primarily increases in sales of Cyber & Cloud Security solutions in proprietary software, as well as the revenue accruals related to indirect rate adjustments discussed above.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses increased by 7.4% to $47.3 million for 2019 from $44.0 million for 2018. Such increase is primarily attributable to increases in labor costs of $1.9 million, bonuses of $0.5 million, bad debt expenses of $0.5 million, and outside services of $0.4 million.

Selling, general, and administrative expenses increased by 9.7% to $44.0 million for 2018 from $40.2 million for 2017. Such increase is primarily attributable to increases in labor costs of $1.7 million, bonuses of $1.5 million, and capitalization and related amortization of software development costs of $0.6 million.

Interest expense.  Interest expense increased by 2.9% to $7.5 million for 2019 from $7.3 million for 2018, primarily due to an increase in interest on the EnCap senior term loan, offset by a decrease in interest on an equipment purchase arrangement.

Interest expense increased by 8.5% to $7.3 million for 2018 from $6.7 million for 2017, primarily due to an increase in interest on the EnCap senior term loan and an equipment purchase arrangement.

Components of interest expense are as follows:
	December 31,
	2019	2018	2017
	(amounts in thousands)
Commercial and subordinated note interest incurred	$3,644	$3,436	$2,848
Preferred stock interest accrued	3,823	3,822	3,842
Total	$7,467	$7,258	$6,690

Provision for income taxes.  Income tax benefit was $104,000 for 2019, compared to an income tax provision of $31,000 for 2018, primarily attributable to the decrease in deferred tax liability due to the timing of the state conformity to the indefinite-lived net operating loss provision of the Tax Act (as described below). Income tax provision was $31,000 for 2018, compared to an income tax benefit of $2.8 million for 2017, primarily due to the decrease in the hanging credit deferred tax liability offset by the adjustment to the provisional estimate recorded for the hanging credit deferred tax liability under SAB 118.

Liquidity and Capital Resources

As described in more detail below, we maintain a Credit Agreement with EnCap and a Purchase Agreement with RCA. The willingness of RCA to purchase our accounts receivable under the Purchase Agreement and our ability to obtain additional financing may be limited due to various factors, including the eligibility of our receivables, the status of our business, global credit market conditions, and perceptions of our business or industry by EnCap, RCA, or other potential sources of financing. If we are unable to maintain the Purchase Agreement, we would need to obtain additional credit to fund our future operations. If credit is available in that event, lenders may impose more restrictive terms and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to maintain, extend, renew or replace the Purchase Agreement with a comparable arrangement or arrangements that provide similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

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

Management may determine that, in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results. Additionally, management may seek to put in place a credit facility with a commercial bank or other potential lenders, although no assurance can be given that such a facility could be put in place under terms acceptable to the Company.

Our working capital was $2.9 million and $2.1 million as of December 31, 2019 and 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities of $11.8 million for the year ended December 31, 2019, compared to cash provided by operating activities of $6.3 million for 2018, and cash used in operating activities of $0.6 million for 2017. Cash provided by operating activities is primarily driven by our operating income, the timing of receipt of customer payments, the timing of payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities.  Additionally, cash provided by operating activities also includes approximately $3.8 million annually of dividends from preferred stock recorded as interest expense. In 2019, net loss was $2.1 million, which included $5.0 million of depreciation and amortization, $1.8 million of which amortization of capitalized software development costs. In 2018, net income was $1.7 million, which included $3.0 million of depreciation and amortization, $1.1 million of which amortization of capitalized software development costs. In 2017, net loss was $3.5 million, which included $2.0 million of depreciation and amortization and $2.8 million of income tax benefit.
Cash used in investing activities for the year ended December 31, 2019, 2018, and 2017 was $6.5 million, $4.1 million, and $2.2 million, respectively, which, for the year ended December 31, 2019, 2018 and 2017, consisted of the capitalization of software development costs of $2.4 million, $1.6 million and $1.5 million, respectively, and the purchases of property and equipment of $4.1 million, $2.5 million and $0.7 million, respectively.
Cash provided by financing activities for the year ended December 31, 2019 was $1.4 million, compared to cash used in financing activities of $2.7 million for 2018, and cash provided by financing activities $2.8 million for 2017. The financing activities in 2019 consisted of net proceeds of $4.9 million from the EnCap senior term loan, distributions of $2.4 million to the Class B Member of Telos ID, and repayments of $1.1 million under finance leases. The financing activities in 2018 consisted of distributions of $1.7 million to the Class B Member of Telos ID and repayments of $1.0 million under finance leases. The financing activities in 2017 consisted of net proceeds of $9.4 million from the EnCap senior term loan, distributions of $3.7 million to the Class B Member of Telos ID, redemption of $2.1 million of senior preferred stock, and repayments of $0.9 million under finance leases.
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

Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent") and the lenders party thereto (the "Lenders") (together referenced as “EnCap”). The Credit Agreement provided for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

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

An amount of approximately $1.1 million was netted from the proceeds of the Loan as a prepayment of all interest due and payable at the Accrual Rate during the period from January 25, 2017 to October 31, 2017. A separate fee letter executed by the Company and the Agent, dated January 25, 2017, sets forth the fees payable to the Agent in connection with the Credit Agreement.

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

The Credit Agreement also included an $825,000 exit fee, which was payable upon any repayment or prepayment of the loan. This amount had been included in the total principal due and treated as an unamortized discount on the debt, which would be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement.

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

On March 30, 2018, the Credit Agreement was further amended (the “Third Amendment”) to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan).   The increase in interest expense has been paid in cash. Contemporaneously with the Third Amendment, Mr. John B. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap.

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

●	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
●	The borrowing under the Credit Agreement continues to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
●	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transaction costs which were expensed in the current period.
●	The exit fee was increased from $825,000 to $1,200,000.

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended December 31, 2019 we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

On March 26, 2020, the Credit Agreement was amended (the “Fifth Amendment”) to modify the financial covenants for 2020 through the maturity of the Credit Agreement to establish that the covenants will remain at the December 31, 2019 levels and to update the previously agreed-upon definition of certain financial covenants, specifically the amount of Capital Expenditures to be included in the measurement of the covenants.  The Fifth Amendment also provides for the right for the Company to elect to extend the maturity date of the Credit Agreement which is currently scheduled to mature on January 15, 2021. The Fifth Amendment provides for four quarterly maturity date extensions, which would increase the Exit Fee payable under the Credit Agreement by $250,000 for each quarterly maturity date extension elected, for a total of $1 million increase to the Exit Fee were all four of the maturity date extensions to be elected.  The Company paid EnCap an amendment fee of $100,000 and out-of-pocket costs and expenses in consideration for the Fifth Amendment.

We incurred interest expense in the amount of $2.2 million, $1.7 million and $1.5 million for the year ended December 31, 2019, 2018 and 2017, respectively, under the Credit Agreement.

Accounts Receivable Purchase Agreement
On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA” or “Buyer”), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”). Upon purchase, RCA becomes the absolute owner of any such Purchased Receivables, which are payable directly to RCA, subject to certain repurchase obligations of the Company. The total amount of Purchased Receivables is subject to a maximum limit of $10 million of outstanding Purchased Receivables (the “Maximum Amount”) at any given time. The Purchase Agreement had an initial term expiring on June 30, 2018 and automatically renews for successive 12-month renewal periods unless terminated in writing by either the Company or RCA. On March 2, 2018, the term of the Purchase Agreement was extended to June 30, 2020. On November 15, 2019, the term of the Purchase Agreement was extended to June 30, 2022. No fee or consideration of any kind was paid in connection with these extensions.

The initial purchase price of a Purchased Receivable is equal to 90% of the face value of the receivable if the account debtor is an agency of the U.S. Government, and 85% if the account debtor is not an agency of the U.S. Government; provided, however, that RCA has the right to adjust these initial purchase price rates in its sole discretion. After collection by RCA of the portion of a Purchased Receivable in excess of the initial purchase price, RCA shall pay the Company the residual 10% or 15% of such Purchased Receivable, as appropriate, less (i) a discount factor equal to 0.30%, for federal government prime contracts (or 0.56% for non-federal government investment grade account obligors or 0.62% for non-federal government non-investment grade account obligors) of the face amounts of Purchased Receivables; (ii) a program access fee equal to 0.008% of the daily ending account balance for each day that the Purchased Receivables are outstanding; (iii) a commitment fee equal to 1% per annum of the Maximum Amount minus the amount of Purchased Receivables outstanding; and (iv) fees, costs and expenses relating to the preparation, administration and enforcement of the Purchase Agreement and any other related agreements.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company’s stockholders’ deficit as of December 31, 2017. We incurred interest expense in the amount of $330,000, $308,000, and $292,000 for 2019, 2018, and 2017, respectively, on the Porter Notes. As of December 31, 2019, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2019 and 2018, was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in various financing agreements to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the years 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2019 and 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2019.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $107.4 million and $103.5 million as of December 31, 2019 and 2018, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for each of the years ended December 31, 2019, 2018, and 2017, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

We accrued dividends on the Senior Redeemable Preferred Stock of $0, $0, and $20,000 for the years ended December 31, 2019, 2018, and 2017, respectively, which were reported as interest expense. Prior to the effective date of ASC 480-10, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

Contractual Obligations

The following summarizes our contractual obligations and our redeemable preferred stock at December 31, 2019 (in thousands):

		Payments due by Period
	Total	2020	2021 - 2023	2024 - 2026	2027 and later

Finance lease obligations (1)	$21,411	$2,047	$6,449	$6,944	$5,971
Senior term loan (2)	19,476	2,190	17,286	----	----
Subordinated debt (3)	3,905	----	3,905	----	----
Operating lease obligations (4)	2,443	768	1,647	28	----
	$47,235	$5,005	$29,287	$6,972	$5,971

Public preferred stock (5)	139,210
Total	$186,445
(1) Includes interest expense:	$4,546	$822	$2,056	$1,304	$364
(2)   Amount represents the carrying value as of December 31, 2019, plus interest and fee accrual of $3.1 million, is due and payable in full on January 15, 2021.
(3)   Amount represents the carrying value as of December 31, 2019 plus interest accrual of $1.0million, is due and payable in full on July 25, 2022.
(4)    Includes operating lease right-of-use obligations and short-term leases with terms of 12 months or less.
(5)   In accordance with ASC 480, the public preferred stock was reclassified from equity to liability in July 2003.  Amount represents the carrying value as of December 31, 2019, and includes accrual of accumulated dividends and accretion of $132.8 million. Payment of such amount presumes conditions precedent being satisfied (See Note 7 – Redeemable Preferred Stock) and as such, redemption date is unknown and accordingly payment is not reflected in a particular period. Amount does not reflect additional dividends and accretion through the redemption date as such date is unknown. Such additional dividends accrue annually in the amount of $3.8 million. Such accretion has been fully accreted as of December 31, 2008.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (as defined in Item 303, paragraph (a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures
Capital expenditures for property and equipment were $4.1 million, $2.5 million, and $0.7 million for 2019, 2018, and 2017, respectively. We presently anticipate capital expenditures of approximately $3.5 million in 2020; however, there can be no assurance that this level of capital expenditures will occur. We believe that available cash and borrowings under the Purchase Agreement will be sufficient to generate adequate amounts of cash to fund our projected capital expenditures for 2020.

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

We adopted ASU 2016-02 effective January 1, 2019 and recorded right-of-use assets and liabilities in our consolidated balance sheet and expanded disclosures about leasing arrangements, among other items, for most lease arrangements.

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
Ashburn, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Telos Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
McLean, Virginia
April 10, 2020

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Revenue (Note 5)
Services	$143,581	$120,990	$81,606
Products	15,637	17,026	26,121
	159,218	138,016	107,727
Costs and expenses
Cost of sales – Services	98,772	76,857	49,965
Cost of sales – Products	8,102	8,097	17,196
	106,874	84,954	67,161
Selling, general and administrative expenses	47,319	44,048	40,152

Operating income	5,025	9,014	414
Other income (expenses)
Non-operating income	201	12	11
Interest expense	(7,467)	(7,258)	(6,690)
(Loss) income before income taxes	(2,241)	1,768	(6,265)
Benefit (provision) for income taxes (Note 9)	104	(31)	2,767

Net (loss) income	(2,137)	1,737	(3,498)

Less: Net income attributable to non-controlling interest (Note 2)	(4,264)	(3,377)	(2,335)
Net loss attributable to Telos Corporation	$(6,401)	$(1,640)	$(5,833)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(2,137)	$1,737	$(3,498)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11)	(15)	7
Comprehensive income attributable to non-controlling interest	(4,264)	(3,377)	(2,335)
Comprehensive loss attributable to Telos Corporation	$(6,412)	$(1,655)	$(5,826)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

ASSETS

	December 31,
	2019	2018
Current assets
Cash and cash equivalents	$6,751	$72
Accounts receivable, net of reserve of $720 and $306, respectively (Note 5)	27,942	34,542
Inventories, net of obsolescence reserve of $860 and $520, respectively (Note 1)	1,965	4,389
Deferred program expenses	673	244
Other current assets	2,914	1,985
Total current assets	40,245	41,232
Property and equipment (Note 1)
Furniture and equipment	18,709	12,756
Leasehold improvements	2,536	2,503
Property and equipment under finance leases	30,792	30,832
	52,037	46,091
Accumulated depreciation and amortization	(32,470)	(28,665)
	19,567	17,426
Operating lease right-of-use assets	1,979	--
Goodwill (Note 3)	14,916	14,916
Other assets	985	915
Total assets	$77,692	$74,489

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT

	December 31,
	2019	2018
Current liabilities
Accounts payable and other accrued liabilities (Note 6)	$15,050	$21,779
Accrued compensation and benefits	12,187	9,082
Contract liabilities	6,337	5,232
Finance lease obligations – short-term (Note 10)	1,224	1,115
Other current liabilities	2,505	1,895
Total current liabilities	37,303	39,103

Senior term loan, net of unamortized discount and issuance costs (Note 6)	16,335	10,984
Subordinated debt (Note 6)	2,927	2,597
Finance lease obligations - long-term (Note 10)	15,641	16,865
Operating lease obligations - long-term (Note 10)	1,553	--
Deferred income taxes (Note 9)	621	818
Public preferred stock (Note 7)	139,210	135,387
Other liabilities (Note 9)	724	838
Total liabilities	214,314	206,592
Commitments and contingencies (Notes 10 and 13)	--	--

Stockholders’ deficit (Note 8)
Telos stockholders’ deficit
Class A common stock, no par value, 50,000,000 shares authorized, 45,143,460 and 45,158,460 shares issued and outstanding, respectively	65	65
Class B common stock, no par value, 5,000,000 shares authorized, 4,037,628 shares issued and outstanding	13	13
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	6	17
Accumulated deficit	(145,530)	(139,129)
Total Telos stockholders’ deficit	(141,136)	(134,724)
Non-controlling interest in subsidiary (Note 2)	4,514	2,621
Total stockholders’ deficit	(136,622)	(132,103)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$77,692	$74,489

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net (loss) income	$(2,137)	$1,737	$(3,498)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Stock-based compensation	--	--	50
Dividends from preferred stock recorded as interest expense	3,823	3,822	3,843
Depreciation and amortization	4,972	3,028	1,999
Provision for inventory obsolescence	376	30	73
Provision (benefit) for doubtful accounts receivable	414	(105)	(18)
Amortization of debt issuance costs	461	198	160
Deferred income tax (benefit) provision	(197)	77	(2,710)
Loss on disposal of fixed asssets	15	3	4
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,186	(9,917)	(5,415)
Decrease (increase) in inventories	2,048	9,101	(10,041)
(Increase) decrease in deferred program expenses	(429)	1,828	(1,886)
(Increase) decrease in other current assets and other assets	(3,576)	(465)	1,086
(Decrease) increase in accounts payable and other accrued payables	(6,730)	(3,914)	10,376
Increase (decrease) in accrued compensation and benefits	3,105	1,626	(615)
Increase (decrease) in contract liabilities	1,106	(960)	5,173
Increase in other current liabilities and other liabilities	2,379	179	828
Cash provided by (used in) operating activities	11,816	6,268	(591)
Investing activities:
Capitalized software development costs	(2,442)	(1,649)	(1,481)
Purchases of property and equipment	(4,090)	(2,465)	(748)
Cash used in investing activities	(6,532)	(4,114)	(2,229)
Financing activities:
Proceeds from senior term loan	4,881	--	9,439
Redemption of senior preferred stock	--	--	(2,112)
Payments under finance lease obligations	(1,115)	(1,013)	(915)
Distributions to Telos ID Class B member – non-controlling interest	(2,371)	(1,669)	(3,651)
Cash provided by (used in) financing activities	1,395	(2,682)	2,761
Increase (decrease) in cash and cash equivalents	6,679	(528)	(59)
Cash and cash equivalents, beginning of the year	72	600	659
Cash and cash equivalents, end of year	$6,751	$72	$600

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,299	2,483	2,395
Income taxes	$40	19	26

Noncash:
Dividends from preferred stock recorded as interest expense	$3,823	$3,822	$3,843
Debt issuance costs and prepayment of interest on senior term loan	$119	$--	$1,561
Gain on extinguishment of subordinated debt	$--	$--	$1,031

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Telos Corporation
	Class A Common Stock	Class B Common Stock	Additional Paid–in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance December 31, 2016	$65	$13	$3,229	$25	$(135,537)	$2,229	$(129,976)
Net (loss) income	--	--	--	--	(5,833)	2,335	(3,498)
Gain on extinguishment of subordinated debt	--	--	1,031	--	--	--	1,031
Stock based compensation	--	--	50	--	--	--	50
Foreign currency translation gain	--	--	--	7	--	--	7
Distributions	--	--	--	--	--	(3,651)	(3,651)
Balance December 31, 2017	$65	$13	$4,310	$32	$(141,370)	$913	$(136,037)
Net (loss) income	--	--	--	--	(1,640)	3,377	1,737
Cumulative effect adjustment due to change in accounting policy	--	--	--	--	3,881	--	3,881
Foreign currency translation loss	--	--	--	(15)	--	--	(15)
Distributions	--	--	--	--	--	(1,669)	(1,669)
Balance December 31, 2018	$65	$13	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	--	--	--	--	(6,401)	4,264	(2,137)
Foreign currency translation loss	--	--	--	(11)	--	--	(11)
Distributions	--	--	--	--	--	(2,371)	(2,371)
Balance December 31, 2019	$65	$13	$4,310	$6	$(145,530)	$4,514	$(136,622)

The accompanying notes are an integral part of these consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business and Organization
Telos Corporation, together with its subsidiaries, (the “Company” or “Telos” or “We”), is an information technology solutions and services company addressing the needs of U.S. Government and commercial customers worldwide. We own all of the issued and outstanding share capital of Xacta Corporation, a subsidiary that develops, markets and sells government-validated secure enterprise solutions to government and commercial customers. We also own all of the issued and outstanding share capital of Ubiquity.com, Inc., a holding company for Xacta Corporation. We also have a 50% ownership interest in Telos Identity Management Solutions, LLC (“Telos ID”) and a 100% ownership interest in Teloworks, Inc. (“Teloworks”) and Telos APAC Pte. Ltd. (“Telos APAC”).

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation, Teloworks, and Telos APAC, all of whose issued and outstanding share capital is owned by the Company. We have also consolidated the results of operations of Telos ID (see Note 2 – Non-controlling Interests). Intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition
We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

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

Revenue that is recognized at a point in time is for the sale of software licenses in our Secure Mobility and Network Management/Defense Enterprise Solutions (formerly CO&D’s Secure Mobility Solutions) and Secure Communications Cyber and Enterprise Solutions (formerly IT & Enterprise Solutions) business groups and for the sale of resold products in Telos ID Enterprise Solutions (formerly Identity Management Solutions) and Cyber & Cloud Solutions (formerly CO&D’s Cyber Security Solutions), and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

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

Our contracts may include various types of variable consideration, such as claims (for instance, indirect rate or other equitable adjustments) or incentive fees. We include estimated amounts in the transaction price based on all of the information available to us, including historical information and future estimations, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when any uncertainty associated with the variable consideration is resolved.  We have revised and re-submitted several years of incurred cost submissions reflecting certain indirect rate structure changes as a result of regular DCAA audits of incurred cost submissions.  This resulted in signed final rate agreement letters for fiscal years 2011 to 2013 and conformed incurred cost submissions for 2014 to 2015. We evaluated the resulting changes to revenue under the applicable cost plus fixed fee contracts for the years 2011 to 2015 as variable consideration, and determined the most likely amount to which we expect to be entitled, to the extent that no constraint exists that would preclude recognizing this revenue or result in a significant reversal of cumulative revenue recognized. We included these estimated amounts of variable consideration in the transaction price and as performance on these contracts is complete, we have recognized revenue of $6.0 million during the year ended December 31, 2018.

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

Contract assets are amounts that are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, revenue recognition occurs before billing, resulting in contract assets. These contract assets are referred to as unbilled receivables and are reported within accounts receivable, net of reserve on our consolidated balance sheets.

Billed receivables are amounts billed and due from our customers and are reported within accounts receivable, net of reserve on the consolidated balance sheets. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component due to the intent of the retainage being the customer’s protection with respect to full and final performance under the contract.

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

	2019	2018	2017
Federal	$149,257	$129,279	$101,519
State & Local, and Commercial	9,961	8,737	6,208
Total	$159,218	$138,016	$107,727

	2019	2018	2017
Firm fixed-price	$131,629	$103,454	$89,516
Time-and-materials	14,569	16,795	10,222
Cost plus fixed fee	13,020	17,767	7,989
Total	$159,218	$138,016	$107,727

The following table discloses accounts receivable and contract assets (in thousands):

	December 31,
	2019	2018
Billed accounts receivable	$11,917	$18,848
Unbilled receivables	16,745	16,000
Allowance for doubtful accounts	(720)	(306)
Receivables – net	$27,942	$34,542

The following table discloses contract liabilities (in thousands):

	December 31,
	2019	2018
Contract liabilities	$6,337	$5,232

As of December 31, 2019 and 2018, we had $112.4 million and $79.3 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 98.4% of our remaining performance obligations as revenue in 2020, an additional 1.1% by 2021 and the balance thereafter. For the years ended December 31, 2019 and 2018, the amount of revenue recognized during the year that was included in the opening contract liabilities balance was $4.2 million and $5.5 million, respectively.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and other accrued liabilities.

Accounts Receivable
Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts. Collectability of accounts receivable is regularly reviewed based upon managements’ knowledge of the specific circumstances related to overdue balances. The allowance for doubtful accounts is adjusted based on such evaluation. Accounts receivable balances are written off against the allowance when management deems the balances uncollectible.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method.  Substantially all inventories consist of purchased customer off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform. An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory. This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future. Gross inventory was $2.8 million and $4.9 million at December 31, 2019 and 2018, respectively.  As of December 31, 2019, it is management’s judgment that we have fully provided for any potential inventory obsolescence.

The components of the allowance for inventory obsolescence are set forth below (in thousands):

	Balance Beginning of Year	Additions Charge to Costs and Expense	Recoveries	Balance End of Year

Year Ended December 31, 2019	$520	$376	$(36)	$860
Year Ended December 31, 2018	$1,484	$30	$(994)	$520
Year Ended December 31, 2017	$1,672	$73	$(261)	$1,484

Property and Equipment
Property and equipment is recorded at cost. Depreciation is provided using the straight-line method at rates based on the estimated useful lives of the individual assets or classes of assets as follows:

Furniture and equipment	3-5 Years
Leasehold improvements	Lesser of life of lease or useful life of asset
Property and equipment under finance leases	Lesser of life of lease or useful life of asset

Leased property meeting certain criteria is capitalized at the present value of the related minimum lease payments. Amortization of property and equipment under finance leases is computed on the straight-line method over the lesser of the term of the related lease and the useful life of the related asset.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in the consolidated statements of operations. For the years ended December 31, 2019, 2018, and 2017, such amounts are negligible. Expenditures for repairs and maintenance are charged to operations as incurred.

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

Depreciation and amortization expense related to property and equipment, including property and equipment under finance leases was $5.0 million, $3.0 million, and $2.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software” in so far as our Xacta products being available in various deployment modalities including on premises licenses and cloud-based Software as a Service (“SaaS”). Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate. Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2 years on a straight-line basis. As of December 31, 2019 and 2018, we capitalized $5.6 million and $3.1 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $1.8 million and $1.1 million for the year ended December 31, 2019 and 2018, respectively. Accumulated amortization was $3.1 million and $1.3 million as of December 31, 2019 and 2018, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs. During 2019, 2018 and 2017, we incurred salary costs for research and development of approximately $4.2 million, $3.5 million and $3.2 million, respectively, which were included as part of the selling, general and administrative expense in the consolidated statements of operations.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is “more likely than not” that deferred tax assets will not be realized. We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2019 and 2018. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our consolidated balance sheet at December 31, 2019 and 2018. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill.  As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at December 31, 2019 and 2018.  See additional information on tax reform and its impact on our income taxes in Note 9 – Income Taxes.

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

Goodwill
We evaluate the impairment of goodwill in accordance with ASC 350, which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

  As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, Cyber Operations and Defense (“CO&D”), Telos ID Enterprise Solutions, and Secure Communications Cyber and Enterprise Solutions, of which goodwill is housed in the CO&D reporting units, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2019. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted.  Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted 5,005,000 shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of December 31, 2019, there were 1,198,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis. Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

Earnings (Loss) per Share
As we do not have publicly held common stock or potential common stock, no earnings (loss) per share data is reported for any of the years presented.

Comprehensive Loss
Comprehensive loss includes changes in equity (net assets) during a period from non-owner sources. Our accumulated other comprehensive income (loss) was comprised of a loss from foreign currency translation of $101,000 and $90,000 as of December 31, 2019 and 2018, respectively; and actuarial gain on pension liability adjustments in Teloworks of $107,000 as of December 31, 2019 and 2018.

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

Recent Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, which made the new standard effective for us on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC Topic 842): Targeted Improvements,” which allows for an additional transition method under the modified retrospective approach for the adoption of ASU 2016-02. The two permitted transition methods are (a) to apply the new lease requirements at the beginning of the earliest period presented (the Comparative Method) and (b) to apply the new lease requirements at the effective date (the Effective Date Method). Under both transition methods there is a cumulative effect adjustment. We adopted the standard on January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method for all leases with terms greater than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which included carrying forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard resulted in the recognition of right-of-use assets of $2.0 million and additional lease liabilities of $2.0 million as of January 1, 2019. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Note 2.  Non-controlling Interests

On April 11, 2007, Telos ID was formed as a limited liability company under the Delaware Limited Liability Company Act. We contributed substantially all of the assets of our Telos ID Enterprise business line and assigned our rights to perform under our U.S. Government contract with the Defense Manpower Data Center (“DMDC”) to Telos ID at their stated book values. The net book value of assets we contributed totaled $17,000. Until April 19, 2007, we owned 99.999% of the membership interests of Telos ID and certain private equity investors (“Investors”) owned 0.001% of the membership interests of Telos ID. On April 20, 2007, we sold an additional 39.999% of the membership interests to the Investors in exchange for $6 million in cash consideration. In accordance with ASC 505, “Equity,” we recognized a gain of $5.8 million. As a result, we owned 60% of Telos ID, and therefore continue to account for the investment in Telos ID using the consolidation method.

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

Despite the post-Transaction ownership of Telos ID being evenly split at 50% by each member, Telos maintains control of the subsidiary through its holding of three of the five Telos ID Board seats.

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

As a result of the Transaction, the Class A and Class B members each own 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $4.3 million, $3.4 million, and $2.3 million for 2019, 2018, and 2017, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. During the years ended December 31, 2019, 2018, and 2017, the Class B member received a total of $2.4 million, $1.7 million, and $3.7 million, respectively, of such distributions.

The following table details the changes in non-controlling interest for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Non-controlling interest, beginning of period	$2,621	$913	$2,229
Net income	4,264	3,377	2,335
Distributions	(2,371)	(1,669)	(3,651)
Non-controlling interest, end of period	$4,514	$2,621	$913

Note 3. Goodwill

The goodwill balance was $14.9 million as of December 31, 2019 and 2018.  Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of December 31, 2019 and 2018, no impairment charges were taken.

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

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

As of December 31, 2019 and 2018, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of December 31, 2019 and 2018, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $139.2 million and $135.4 million, respectively, and the estimated fair market value was $60.5 million and $41.4 million, respectively, based on quoted market prices.

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

Note 5. Revenue and Accounts Receivable

Revenue resulting from contracts and subcontracts with the U.S. Government accounted for 93.7%, 93.7%, and 94.2% of consolidated revenue in 2019, 2018, and 2017, respectively. As our primary customer base includes agencies of the U.S. Government, we have a concentration of credit risk associated with our accounts receivable, as 92.7% of our billed accounts receivable were directly with U.S. Government customers. While we acknowledge the potentially material and adverse risk of such a significant concentration of credit risk, our past experience of collecting substantially all of such receivables provide us with an informed basis that such risk, if any, is manageable. We perform ongoing credit evaluations of all of our customers and generally do not require collateral or other guarantee from our customers.  We maintain allowances for potential losses.

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the “Factor”, without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. During the years ended December 31, 2019 and 2018, the Company sold approximately $12.6 million and $18.1 million of accounts receivable, respectively, and recognized a related loss of approximately $0.1 million in selling, general and administrative expenses for the same periods. As of December 31, 2019, there were no outstanding sold accounts receivable. As of December 31, 2018, the balance of the sold accounts receivable was approximately $0.9 million, and the related deferred price was approximately $0.1 million.

The components of accounts receivable are as follows (in thousands):

	December 31,
	2019	2018
Billed accounts receivable	$11,917	$18,848
Unbilled receivables	16,745	16,000
Allowance for doubtful accounts	(720)	(306)
Total	$27,942	$34,542

The activities in the allowance for doubtful accounts are set forth below (in thousands):

	Balance Beginning of Year	Bad Debt Expenses (1)	Recoveries (2)	Balance End of Year

Year Ended December 31, 2019	$306	$414	$--	$720
Year Ended December 31, 2018	$411	$(105)	$--	$306
Year Ended December 31, 2017	$429	$(18)	$--	$411

(1)	Accounts receivable reserves and reversal of allowance for subsequent collections, net
(2)	Accounts receivable written-off and subsequent recoveries, net

Revenue by Major Market and Significant Customers

We derived a substantial portion of our revenues from contracts and subcontracts with the U.S. Government. Revenue by customer sector for the last three fiscal years is as follows:

	2019		2018		2017
			(dollar amounts in thousands)

Federal	$149,257	93.7%	$129,279	93.7%	$101,519	94.2%
State & Local, and Commercial	9,961	6.3%	8,737	6.3%	6,208	5.8%
Total	$159,218	100.0%	$138,016	100.0%	$107,727	100.0%

Note 6. Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued  Liabilities
As of December 31, 2019 and 2018, the accounts payable and other accrued payables consisted of $13.5 million and $18.5 million, respectively, in trade account payables and $1.5 million and $3.3 million, respectively, in accrued liabilities.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our consolidated balance sheets on a net contract basis at the end of each reporting period. As of December 31, 2019 and 2018, the contract liabilities primarily related to product support services.

Enlightenment Capital Credit Agreement
On January 25, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Enlightenment Capital Solutions Fund II, L.P., as agent (the "Agent") and the lenders party thereto (the "Lenders") (together referenced as “EnCap”). The Credit Agreement provided for an $11 million senior term loan (the "Loan") with a maturity date of January 25, 2022, subject to acceleration in the event of customary events of default.

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

An amount of approximately $1.1 million was netted from the proceeds of the Loan as a prepayment of all interest due and payable at the Accrual Rate during the period from January 25, 2017 to October 31, 2017. A separate fee letter executed by the Company and the Agent, dated January 25, 2017, sets forth the fees payable to the Agent in connection with the Credit Agreement.

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

The Credit Agreement also included an $825,000 exit fee, which was payable upon any repayment or prepayment of the loan. This amount had been included in the total principal due and treated as an unamortized discount on the debt, which would be amortized over the term of the loan, using the effective interest method at a rate of 15.0%. We incurred fees and transaction costs of approximately $374,000 related to the issuance of the Credit Agreement, which are being amortized over the life of the Credit Agreement.

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

On March 30, 2018, the Credit Agreement was further amended (the “Third Amendmend”) to waive certain covenant defaults and to reset the covenants for 2018 measurement periods to more accurately reflect the Company’s projected performance for the year. The measurement against the covenants for consolidated leverage ratio and consolidated fixed charge coverage ratio were agreed to not be measured as of December 31, 2017 and were reset for 2018 measurement periods. Additionally, a minimum revenue covenant and a net working capital covenant were added. In consideration of these amendments, the interest rate on the loan was increased by 1%, which will revert back to the original rate upon achievement of two consecutive quarters of a specified fixed charge coverage ratio as defined in the agreement.  The Company may elect to pay the increase in interest expense in cash or by payment-in-kind (by addition to the principal amount of the Loan). The increase in interest expense has been paid in cash. Contemporaneously with the Third Amendment, Mr. John B. Wood agreed to transfer 50,000 shares of the Company’s Class A Common Stock owned by him to EnCap.

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

●	Any actual or potential non-compliance with the applicable provisions of the Credit Agreement were waived.
●	The borrowing under the Credit Agreement continues to be collateralized by substantially all of the Company’s assets including inventory, equipment and accounts receivable.
●	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transaction costs which were expensed in the current period.
●	The Company paid the Agent a fee of $110,000 in connection with the Fourth Amendment. We incurred immaterial third party transaction costs which were expensed in the current period.
●	The exit fee was increased from $825,000 to $1,200,000.

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which will be amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended December 31, 2019 we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

On March 26, 2020, the Credit Agreement was amended (the “Fifth Amendment”) to modify the financial covenants for 2020 through the maturity of the Credit Agreement to establish that the covenants will remain at the December 31, 2019 levels and to update the previously agreed-upon definition of certain financial covenants, specifically the amount of Capital Expenditures to be included in the measurement of the covenants.  The Fifth Amendment also provides for the right for the Company to elect to extend the maturity date of the Credit Agreement which is currently scheduled to mature on January 15, 2021. The Fifth Amendment provides for four quarterly maturity date extensions, which would increase the Exit Fee payable under the Credit Agreement by $250,000 for each quarterly maturity date extension elected, for a total of $1 million increase to the Exit Fee were all four of the maturity date extensions to be elected.  The Company paid EnCap an amendment fee of $100,000 and out-of-pocket costs and expenses in consideration for the Fifth Amendment.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	December 31,
	2018	2017
Senior term loan principal, including exit fee	$17,200	$11,825
Less: Unamortized discount, debt issuance costs, and lender fees	(865)	(841)
Senior term loan, net	$16,335	$10,984

We incurred interest expense in the amount of $2.2 million, $1.7 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, under the Credit Agreement.

Accounts Receivable Purchase Agreement
On July 15, 2016, we entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (“RCA” or “Buyer”), pursuant to which we may offer for sale, and RCA, in its sole discretion, may purchase, eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”). Upon purchase, RCA becomes the absolute owner of any such Purchased Receivables, which are payable directly to RCA, subject to certain repurchase obligations of the Company. The total amount of Purchased Receivables is subject to a maximum limit of $10 million of outstanding Purchased Receivables (the “Maximum Amount”) at any given time. The Purchase Agreement had an initial term expiring on June 30, 2018 and automatically renews for successive 12-month renewal periods unless terminated in writing by either the Company or RCA. On March 2, 2018, the term of the Purchase Agreement was extended to June 30, 2020. On November 15, 2019, the term of the Purchase Agreement was extended to June 30, 2022. No fee or consideration of any kind was paid in connection with these extensions.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. As a result of the amendment and restatement of the Porter Notes, we recorded a gain on extinguishment of debt of approximately $1 million, which consisted of the remeasurement of the debt at fair value. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain was recorded in the Company’s stockholders’ deficit as of December 31, 2017. All other terms remain in full force and effect. We incurred interest expense in the amount of $330,000, $308,000, and $292,000 for 2019, 2018, and 2017, respectively, on the Porter Notes. As of December 31, 2019, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Note 7. Redeemable Preferred Stock

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at December 31, 2019 and 2018, was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing agreements to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments continue to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311, which the Company did not satisfy as of the measurement dates. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the Credit Agreement and the Porter Notes, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the consolidated balance sheets as of December 31, 2019 and 2018.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. The Credit Agreement and the Porter Notes prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock.  Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from December 31, 2019. This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $107.4 million and $103.5 million as of December 31, 2019 and 2018, respectively. We accrued dividends on the Public Preferred Stock of $3.8 million for each of the years ended December 31, 2019, 2018, and 2017, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

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

We accrued dividends on the Senior Redeemable Preferred Stock of $0, $0, and $20,000 for the years ended December 31, 2019, 2018, and 2017, respectively, which were reported as interest expense. Prior to the effective date of ASC 480, “Distinguishing Liabilities from Equity,” on July 1, 2003, such dividends were charged to stockholders’ deficit.

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

Restricted Stock Grants
Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. In May 2017, we granted  shares of restricted stock to our executive officers and employees. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of December 31, 2019, there were 1,198,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan or the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of the common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the consolidated financial statements.

A summary of restricted stock activities for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31,
	2019	2018	2017
	(number of shares)
Outstanding at beginning of year	4,920,000	4,975,000	--
Granted	--	--	5,005,000
Forfeited	(15,000)	(55,000)	(30,000)
Outstanding at end of year	4,905,000	4,920,000	4,975,000

Telos Shared Savings Plan

We sponsor a defined contribution employee savings plan (the “Plan”) under which substantially all full-time employees are eligible to participate. The Plan holds 3,658,536 shares of Telos Class A common stock. Since no public market exists for Telos Class A common stock, the Trustees of the Plan and their professional advisors undertake an annual evaluation, based upon the most recent audited financial statements. To date, the Plan’s trustees have priced the stock at the exact midpoint of the evaluated range of the value of the stock. We match one-half of employee contributions to the Plan up to a maximum of 2% of such employee’s eligible annual base salary. Participant contributions vest immediately, and Company contributions vest at the rate of 20% each year, with full vesting occurring after completion of five years of service. Our total contributions to this Plan for 2019, 2018, and 2017 were $861,000, $721,000, and $617,000, respectively.

Additionally, Telos ID sponsors a defined contribution savings plan (the “Telos ID Plan”) under which substantially all full-time employees are eligible to participate. Telos ID matches one-half of employee contributions to the Telos ID Plan up to a maximum of 2% of such employee’s eligible annual base salary. The total 2019, 2018, and 2017 Telos ID contributions to this plan were $151,000, $125,000, and $105,000, respectively.

Note 9.  Income Taxes

The provision (benefit) for income taxes attributable to income from operations includes the following (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current provision (benefit)
Federal	$25	$(29)	$(86)
State	68	(17)	29
Total current	93	(46)	(57)

Deferred (benefit) provision
Federal	88	15	(2,622)
State	(285)	62	(88)
Total deferred	(197)	77	(2,710)
Total (benefit) provision	$(104)	$31	$(2,767)

The provision for income taxes related to operations varies from the amount determined by applying the federal income tax statutory rate to the income or loss before income taxes, exclusive of net income attributable to non-controlling interest. The reconciliation of these differences is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Computed expected income tax provision	21.0%	21.0%	34.0%
State income taxes, net of federal income tax benefit	(0.2)	(20.9)	0.9
Change in valuation allowance for deferred tax assets	(8.5)	47.7	(26.9)
Cumulative deferred adjustments	(0.4)	--	--
Provision to return adjustments	0.5	1.8	--
Other permanent differences	(3.7)	(12.2)	(1.3)
Dividend and accretion on preferred stock	(12.3)	(49.9)	(15.2)
FIN 48 liability	(1.3)	(4.6)	(0.9)
R&D credit	6.5	27.7	4.6
Impact of Tax Act	--	(12.5)	35.5
Other	--	--	1.5
	1.6%	(1.9)%	32.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$185	$79
Allowance for inventory obsolescence and amortization	316	281
Accrued liabilities not currently deductible	1,649	1,634
Accrued compensation	1,655	1,206
Deferred rent	4,808	4,750
Section 163(j) interest limitation	804	246
Net operating loss carryforwards - federal	2,583	1,956
Net operating loss carryforwards - state	796	653
Federal tax credit	1,326	983
Total gross deferred tax assets	14,122	11,788
Less valuation allowance	(7,206)	(6,652)
Total deferred tax assets, net of valuation allowance	6,916	5,136
Deferred tax liabilities:
Amortization and depreciation	(2,623)	(2,237)
Unbilled accounts receivable, deferred for tax purposes	(1,611)	(955)
Goodwill basis adjustment and amortization	(2,886)	(2,713)
Telos ID basis difference	(417)	(49)
Total deferred tax liabilities	(7,537)	(5,954)
Net deferred tax liabilities	$(621)	$(818)

The components of the valuation allowance are as follows (in thousands):

	Balance Beginning of Period	Additions	Recoveries	Balance End of Period

December 31, 2019	$6,652	$554	$--	$7,206
December 31, 2018	$7,219	$--	$(567)	$6,652
December 31, 2017	$10,499	$--	$(3,280)	$7,219

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

On December 22, 2017, Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  We re-measured our deferred tax assets and liabilities and adjusted the valuation allowance related to the hanging credit deferred tax liability and included these amounts in our consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have completed the accounting for all income tax effects of the Tax Act and recorded a SAB 118 adjustment in the current period tax provision related to state conformity to the indefinite-lived net operating loss provision of the Tax Act.

Beginning January 1, 2018, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rules and we have considered the impact of each of these provisions in our overall tax expense for the years ended December 31, 2019 and 2018.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of December 31, 2019 and 2018. As a result of a full valuation allowance against our deferred tax assets and liabilities, a deferred tax liability related to goodwill remains on our consolidated balance sheets at December 31, 2019 and 2018.

At December 31, 2019, for federal income tax purposes there was approximately a $12.4 million net operating loss available to be carried forward to offset future taxable income. These net operating loss carryforwards expire in 2037. In addition, there was approximately $60,000 of alternative minimum tax credit available to be carried forward indefinitely to reduce future regular tax liabilities until 2020, after which time it will be fully refundable in 2021, in accordance with the Tax Act.

Under the provisions of ASC 740, we determined that there were approximately $673,000 and $648,000 of unrecognized tax benefits, including $304,000 and $278,000 of related interest and penalties, required to be recorded in other liabilities as of December 31, 2019 and 2018, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months. The period for which tax years are open, 2016 to 2019, has not been extended beyond the applicable statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits, beginning of period	$648	$677	$762
Gross decreases — tax positions in prior period	(39)	(63)	(127)
Gross increases — tax positions in current period	101	92	77
Settlements	(37)	(58)	(35)
Unrecognized tax benefits, end of period	$673	$648	$677

Note 10. Commitments

Leases
We lease office space and equipment under noncancelable operating and finance leases with various expiration dates, some of which contain renewal options.

Operating Leases
We account for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements.

In accordance with the adoption of ASC 842 on January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities which represent our obligation to make lease payments. Generally, we enter into operating lease agreements for facilities. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our consolidated balance sheet based on their contractual due dates. The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 3.5 years and 5.75% at December 31, 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in Note 1 – Summary of Significant Accounting Policies.

As of December 31, 2019, operating lease ROU assets were $2.0 million and operating lease liabilities were $2.2 million, of which $1.6 million were classified as noncurrent.

Finance Leases
On March 1, 1996, we entered into a 20-year capital lease for a building in Ashburn, Virginia that serves as our corporate headquarters. We had accounted for this transaction as a capital lease and had accordingly recorded assets and a corresponding liability of approximately $12.3 million. Effective November 1, 2013, this lease was terminated and we entered into a 13-year lease (the “2013 lease”) that would have expired in October 31, 2026. The 2013 lease was treated as a modification in accordance with ASC 840, “Leases”. As a result of the 2013 lease, the corresponding capital asset and liability increased by $11.7 million, resulting in a net book value of the capital asset of $13.1 million, and capital obligation of $15.5 million. The 2013 lease included an option to purchase, assign to, or designate a purchaser on June 1, 2014, which required notice of intent to exercise the option by not later than March 31, 2014.

On March 28, 2014, we entered into a definitive agreement with an unrelated third party to assign the purchase option to that third party in return for cash consideration of $1.7 million, payable upon the closing of the purchase transaction, and certain obligations under the agreement, including entering into a new 15-year lease with the third party upon the third party’s exercise of the purchase option and purchase of the building from the prior landlord. On March 28, 2014, we provided the prior landlord notice of our assignment and exercise of the purchase option. On May 28, 2014, the third party completed the purchase transaction and the 2013 lease was terminated, with no ongoing obligations, by mutual agreement between us and the prior landlord. On the same day we entered into a new lease (the “2014 lease”) with the third party that expires on May 31, 2029. The 2014 lease was treated as a modification of the prior lease on the property in accordance with ASC 840, and determined to be a capital lease. As a result of the new lease, the corresponding capital asset increased by $5.7 million, resulting in a net book value of the capital asset of $18.3 million and the liability increased by $6.7 million, resulting in a capital obligation of $22.0 million. As part of this treatment, the net cash consideration received in connection with the definitive agreement was treated as a lease incentive that will be amortized over the life of the lease.  The weighted average remaining lease terms and discount rates for finance leases were approximately 9.3 years and 5.04% at December 31, 2019.  In accordance with the 2014 Lease, the basic rent increases by a fixed 2.5% escalation annually.

Accumulated amortization for property and equipment under finance leases at December 31, 2019 and 2018 was $18.7 million and $17.5 million, respectively.

Future minimum lease commitments at December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$710	$2,046
2021	715	2,097
2022	564	2,149
2023	368	2,203
2024	28	2,258
After 2024	--	10,658
Total minimum lease payments	2,385	21,411
Less imputed interest	(230)	(4,546)
Net present value of minimum lease payments	2,155	16,865
Less current portion	(602)	(1,224)
Long-term lease obligations at December 31, 2019	$1,553	$15,641

The components of lease expense were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$597
Short-term lease cost (1)	147
Finance lease cost
Amortization of finance lease assets	1,221
Interest on finance lease liabilities	881
Total finance lease cost	2,102
Total lease costs	$2,846
(1)	Leases that have terms of 12 months or less.

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$604
Cash flows from operating activities - finance leases	$1,995
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$488

Rent expense charged to operations totaled $1.1 million, $1.6 million, and $1.6 million for 2019, 2018, and 2017, respectively.

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

	Balance Beginning of Year	Accruals	Warranty Expenses	Balance End of Year
	(amount in thousands)

Year Ended December 31, 2019	$30	$--	$--	$30
Year Ended December 31, 2018	$30	$--	$--	$30
Year Ended December 31, 2017	$51	$--	$(21)	$30

Note 11.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions between us and certain of our current shareholders and officers is set forth below.

The brother of our Chairman and CEO, Emmett J. Wood, has been an employee of ours since 1996. The amounts paid to this individual as compensation for 2019, 2018, and 2017 were $529,000, $552,000, and $570,000, respectively.  Additionally, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock as of December 31, 2019 and 2018, and 50,000 shares of the Company’s Class B Common Stock as of December 31, 2019 and 2018.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders (including Action Capital), and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $330,000, $308,000, and $292,000 for the years ended December 31, 2019, 2018, and 2017, respectively, on the Porter Notes. As of December 31, 2019, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

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

Note 12. Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two fiscal years (in thousands):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2019
Revenue	$31,166	$36,048	$45,531	$46,473
Gross profit	8,976	10,015	16,313	17,040
(Loss) income before income taxes and non-controlling interest	(3,137)	(1,974)	3,708	(838)
Net (loss) income attributable to Telos Corporation (1)(2)	(3,413)	(1,741)	2,233	(3,480)

2018
Revenue	$32,401	$34,943	$34,695	$35,977
Gross profit	10,232	12,078	16,287	14,465
(Loss) income before income taxes and non-controlling interest	(1,693)	450	4,722	(1,711)
Net (loss) income attributable to Telos Corporation (1)(3)	(1,986)	(87)	4,113	(3,680)

(1)	Changes in net income are the result of several factors, including seasonality of the government year-end buying season, as well as the nature and timing of other deliverables.
(2)	Net income for the third quarter of 2019 is attributable to $2.6 million in proprietary software sales which carry lower cost of sales.
(3)
Net income for the third quarter of 2018 included $5.6 million of revenue accruals for multiple contracts as a result of several years of cumulative indirect rate adjustments which did not include direct costs in Secure Mobility and Network Management/Defense Enterprise deliverables.

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

Our working capital was $2.9 million and $2.1 million as of December 31, 2019 and 2018, respectively. Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P. and Wynnefield Partners Small Cap Value, L.P. v. Telos Corporation, et al.

As previously reported, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers (the “Telos Defendants”) in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). A second holder of the Company’s Public Preferred Stock, Wynnefield Partners Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”). On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R. C. Porter, a holder of the Company’s Class A Common Stock.

In the litigation, Plaintiffs alleged, among other things, that the Company and its officers and directors engaged in tactics to avoid paying dividends on the Public Preferred Stock, that the Company made improper bonus payments or awards to officers and directors, that certain former and present officers and directors breached legal duties or the standard of care that they owed the Company, that the Company improperly paid consulting fees to and engaged in loan transactions with Mr. Porter, that the Company failed to improve on the Company’s purported insolvency, that the Company failed to redeem the Public Preferred Stock as allegedly required by the Company’s charter, and that Mr. Porter engaged in actions constituting shareholder oppression.

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

On February 12, 2008, the Plaintiffs filed a Third Amended Complaint that included both new counts and previously dismissed counts. The new counts included a breach of contract claim (Count VIII), and claims for preliminary and permanent injunctions against the Company (Count IX) and for an accounting (Count X).  Count VIII alleged there was a contractual obligation to pay paid-in-kind (or PIK) dividends and the Company’s reversal of position in 2006 to not pay PIK dividends was a breach of contract.  The Company moved to dismiss or strike the Third Amended Complaint and, on April 15, 2008, the Circuit Court issued an order dismissing with prejudice all counts in the Third Amended Complaint that were not previously disposed of by motion or stipulation. Regarding Count VIII, the Circuit Court stated that “neither the Registration Statements, nor the company charter and Articles of Amendment and Restatement can be read to give rise to a contractual obligation to pay PIK dividends” and that “the law is clear that a corporate board may revoke stock dividends, even if they have already been declared, up until the time they are issued.”  On December 2, 2008, the Company filed a motion for voluntary dismissal without prejudice of its counterclaim against Plaintiffs (for their interference with the Company’s relationship with the Company’s then senior lender, Wells Fargo). The Circuit Court granted that motion, over Plaintiffs’ opposition, on January 23, 2009.

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

On October 24, 2012, the Company filed a Petition for Writ of Certiorari in the Court of Appeals of Maryland, which was denied on January 22, 2013.

On remand, the Defendants (excluding Mr. Porter) filed a Motion to Dismiss the derivative claims under the standard of review dictated by the opinion of the Court of Special Appeals as a result of the findings of the Special Litigation Committee in its final report of July 20, 2007 (“Defendants’ Motion to Dismiss”).  Following full briefing by the parties, a hearing on the Defendants’ Motion to Dismiss was held on April 24, 2014 and the matter was taken under advisement by the Court.

On September 17, 2013, the Plaintiffs filed a request for an entry of an order for default as to Mr. Porter, which was denied by the Circuit Court on November 8, 2013.  Mr. Porter ultimately filed a motion to dismiss the claim against him on May 13, 2014, raising multiple grounds (“Mr. Porter’s Motion to Dismiss”).

On January 31, 2018, certain former and current officers and directors filed a Motion to Reconsider the Court’s Orders Denying Motions to Dismiss for Lack of Personal Jurisdiction (“Motion to Reconsider”) with the Circuit Court.  The Court had previously denied the Motions to Dismiss for Lack of Personal Jurisdiction on March 30, 2006.  The Motion to Reconsider was precipitated by and based upon a newly decided Maryland appellate decision related to personal jurisdiction over directors of a Maryland corporation.  Following full briefing by the parties, a hearing was held on December 19, 2018 on the Motion to Reconsider and on Mr. Porter’s Motion to Dismiss, and the matters were taken under advisement by the Court.

On December 18, 2019, the Circuit Court filed three (3) Memorandum Opinions and entered four (4) Orders addressing all of the pending motions and open claims in the litigation and closing the case.  First, the Circuit Court granted the Motion to Reconsider the Circuit Court’s March 30, 2006 order denying the Motions to Dismiss for Lack of Personal Jurisdiction filed by a number of the past and present directors and officers.  The Circuit Court determined that the intervening appellate decision was binding legal precedent on a pertinent legal issue, and concluded that the Court lacked personal jurisdiction over the moving defendants. The Circuit Court entered an order dismissing the derivative claims against these defendants for lack of personal jurisdiction.

Second, the Circuit Court granted the Defendants’ Motions to Dismiss the derivative claims.  The Defendants’ Motion to Dismiss relied on the conclusions in the final report of the Special Litigation Committee (SLC) that the derivative claims lacked merit and that it was not in the best interests of the Company to pursue them.  The Circuit Court found, among other things, that the Telos Defendants had sustained their burden of proof to show that (i) the SLC was independent, (ii) the legal counsel for the SLC was independent, (iii) the SLC acted in good faith in conducting its investigation and reaching its conclusions, and (iv) the SLC conducted a reasonable investigation with factually supported conclusions. The Circuit Court also determined that the procedural mechanism the Telos Defendants had utilized to present the issue to the Circuit Court — proceedings under Maryland Rule 2-502 — was an appropriate procedural vehicle to use for this issue.  The Circuit Court entered an order granting the Defendants’ Motion to Dismiss and ordering the dismissal of the derivative claims on the merits.

Third, the Circuit Court granted Mr. Porter’s Motion to Dismiss based on a lack of minimum contacts with the State of Maryland, and entered an order dismissing the claim for shareholder oppression against Mr. Porter for lack of jurisdiction.

Finally, the Circuit Court entered a separate order concluding that all claims in the Third Amended Complaint had been dismissed by various orders of the Court dated June 6, 2007, January 7, 2008, April 15, 2008, and December 18, 2019, and further ordering the Clerk of the Court to close the case with costs to be paid by Plaintiffs.

Costa Brava noted an appeal to the Court of Special Appeals of Maryland on January 17, 2020 from the Circuit Court’s final judgment which remains pending. Co-plaintiff Wynnefield elected not to note or pursue an appeal.

As of December 31, 2019, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, respectively, of the outstanding Public Preferred Stock.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to Plaintiff Costa Brava’s success in relation to any of the assertions it will make on the pending appeal. Although there can be no assurance as to the ultimate outcome of the case, the Company and its present and former officers and directors strenuously deny Plaintiff Costa Brava’s allegations and continue to vigorously defend the matter and oppose all relief sought by Costa Brava.

Hamot et al. v. Telos Corporation

As previously reported, on August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), instituted litigation against the Company as Plaintiffs in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”).  Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018.  The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company.  Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws.
By way of preliminary injunctions entered on August 28, 2007 and September 24, 2007, the Circuit Court ordered that Hamot and Siegel are entitled to responses and documents, within certain time frames established by the Court, in response to reasonable requests for information pertinent and necessary to perform their duties as members of the Board, but in light of the Costa Brava shareholder litigation, the Company is entitled to designate certain documents as “confidential” or “highly confidential” and to withhold certain documents from the Plaintiffs based upon the attorney work product doctrine or attorney-client privilege.

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

On September 11, 2017, the Circuit Court docketed two decisions in this matter.  First, with respect to the Plaintiffs’ complaint related to access to books and records of the Company, the Circuit Court declined to grant permanent injunctive relief to the Plaintiffs but, instead, issued a declaratory order setting forth the pertinent standards the parties should follow as it relates to the Plaintiffs’ right to books and records.  The Circuit Court found that the Plaintiffs have the right as directors to inspect and copy the records of the Company, subject to the Company’s right to determine that the materials requested were not reasonably related to the scope of their duties as directors or that their use of the materials may violate the duties they owe to the Company.  The Circuit Court also determined that the scope of the inspection may also be limited if Telos establishes that the request creates an undue burden or expense.

Second, with respect to the third amended counterclaim, the Circuit Court entered judgment in favor of the Company and against Hamot and Siegel on the counterclaim for tortious interference with the Company’s contractual relationship with its former auditors, Reznick Group (“Reznick”) (Count Two) and awarded damages against Hamot and Siegel in the amount of $278,923. The Circuit Court found that Hamot and Siegel’s threat of litigation against Reznick was the precipitating cause of Reznick’s resignation.  In addition, the Circuit Court determined that the threats of litigation were made for an improper purpose – to influence the accounting treatment that Reznick would use on the Company’s financial statements, specifically as it relates to the 12% Exchangeable Redeemable Preferred Shares – and the resignation was a foreseeable consequence of Hamot and Siegel’s interference.

The Circuit Court also entered judgment for Hamot and Siegel on the Company’s claims for interference with its relationship with its former auditor, Goodman and Company, LLP (“Goodman”) and on the Company’s claim seeking declaratory relief in connection with Plaintiffs’ claims for indemnification of attorney’s fees and costs in connection with the litigation.  The Circuit Court determined that the resignation of Goodman as the Company’s auditor occurred upon the Plaintiffs’ election in 2007 to the Company’s board of directors, which the Circuit Court found itself was not independently wrongful and was the precipitating cause of the resignation, and not primarily due to the litigation against Goodman maintained by Costa Brava.  The Circuit Court also entered judgment for Hamot and Siegel on the alternative claims for interference with the business relationships with Goodman and Reznick (Counts Three and Four), finding that it was not necessary to decide issues of liability under these claims since it determined that contracts with each of the audit firms existed.

On September 27, 2017, the Company filed a Motion under Maryland Rule 2-535 to reconsider or revise two specific aspects of the Circuit Court’s judgment on Count Two of the third amended counterclaim: (1) to correct the amount of damages awarded on Count Two for audit expenses incurred for the audit year 2007, and (2) to amend or modify the order with respect to Count Five (the declaratory relief claim related to indemnification) to dismiss the claims instead of entering judgment in favor of Hamot and Siegel on it. A hearing on the motion was held on October 11, 2017.  At the conclusion of the hearing, the Circuit Court denied the Company’s motion as to the damages awarded on Count Two, and granted the Company’s motion on the issue related to Count Five and entered a new order accordingly.

The Company filed a notice with the Circuit Court appealing the judgment to the Court of Special Appeals of Maryland on October 11, 2017, and on October 17, 2017, Hamot and Siegel filed a notice of a cross-appeal, which they later withdrew.

On or about July 6, 2018, the attorneys representing Mr. Hamot filed a Notice of Substitution of Party in the Circuit Court and the Court of Special Appeals, providing notice that Mr. Steven Tannenbaum was appointed and qualified as the Special Personal Representative of the Estate of Seth Hamot to represent the estate in the litigation.

Oral argument on the appeal in the Court of Special Appeals on issues related to the damages awarded to the Company and against Messrs. Hamot and Siegel on its Counterclaim for interference with one of its prior auditor relationships was held on October 3, 2018. On November 28, 2018, the Court of Special Appeals issued an unpublished opinion affirming the judgment of the Circuit Court on the issues related to damages.  On January 25, 2019, Telos filed a Petition for Writ of Certiorari with Court of Appeals of Maryland seeking review in that Court of issues related to the damage award, and on March 29, 2019, the Petition for Writ of Certiorari was granted. Following oral argument, the Court of Appeals issued a per curiam order on September 13, 2019 dismissing the appeal and entered its Mandate on October 11, 2019.

Hamot and Siegel at various times in this litigation have sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation.  On April 12, 2010, the Plaintiffs filed a motion for the advancement of legal fees and expenses incurred in defense of the Company’s counterclaim and/or its motion for injunctive relief on which the Company was successful.  On November 3, 2011, the Circuit Court denied the Plaintiffs’ motion.  On May 21, 2012, the Circuit Court denied Plaintiffs’ motion for reconsideration of these decisions.

Subsequently, on October 19, 2017, Hamot and Siegel submitted a letter to the Company, pursuant to Section 2-418 of the Maryland General Corporation Law, demanding that the Company advance and/or indemnify them for legal fees and expenses purportedly totaling $1,550,000 and incurred in pursuit of their books and records claim and in defense of the Company’s counterclaims for auditor interference, and ongoing expenses in the litigation. The Board addressed Hamot and Siegel’s demand for indemnification and/or advancement at its regularly scheduled meeting on November 13, 2017.  The Board, by a vote of all members present for this portion of the meeting, and for a number of reasons, determined that the Company will not provide indemnification or advancement to Hamot and Siegel in response to their demand.

On November 20, 2017, Hamot and Siegel filed a Motion for Advancement and Indemnification of Legal Fees and Expenses and Request for Hearing in the Circuit Court.  Hamot and Siegel alleged that they incurred approximately $1,450,000 of legal fees and expenses in relation to the counterclaim proceedings and approximately $100,000 of legal fees and expenses incurred in relation to their affirmative claims in the Third Amended Complaint. Hamot and Siegel claim that, since the Circuit Court ruled in their favor in Counts One and Three (related to Goodman), they were entitled to the $750,000 for legal fees and expenses incurred in defending those counts, plus legal fees and expenses incurred in the appeal.  In addition, Hamot and Siegel claimed that they were entitled to approximately $660,000 (91% of the legal fees and expenses incurred in defending Counts Two and Four (related to Reznick)) plus the legal fees and expenses incurred in the appeal from the Circuit Court’s judgment. Lastly, Hamot and Siegel claimed that, since they allegedly received a successful ruling in the Third Amended Complaint, they were entitled to approximately $100,000 for legal fees and expenses incurred on this issue. The Company filed an opposition to Hamot and Siegel’s Motion, raising a number of reasons why the relief requested by Hamot and Siegel should not be granted. A hearing on this motion and the Company’s opposition was held on February 28, 2018.

On June 27, 2018, the Circuit Court issued a decision on Hamot and Siegel’s Motion for Advancement and Indemnification of Legal Fees and Expenses.  The Court, inter alia: (i) denied Hamot and Siegel’s request for indemnification as premature, given the pendency of the Company's then-appeal and Hamot and Siegel’s then-cross-appeal (subsequently withdrawn) from the judgment rendered against them after the trial on the merits; (ii) concluded that the evidence established a nexus between the claims against Hamot and Siegel in the Counterclaim and their service as directors; (iii) determined that indemnification was not available to Hamot and Siegel as a matter of law in connection with their right to inspect claim in their Third Amended Complaint; (iv) determined that Hamot and Siegel were not entitled to advancement of expenses incurred between May 21, 2012 and November 20, 2017, because this request seeks "reimbursement for fees relating to a proceeding that has concluded, and concluded with a ruling that definitively resolves the claims, at least at this juncture", and further determined that "[a]ccepting the extremely low good faith standard and providing advancement would require the court to ignore the findings that the court has made on the very claims that gave rise to the expenses that are the basis of the request"; and (v) determined that Hamot and Siegel were entitled to advancement of expenses related to the appeal of the Counterclaim, pending completion of the appellate proceedings, explaining that the "fact that this court found against Hamot and Siegel on the merits does not compel the conclusion that they could not entertain a good faith belief in the merits of their appeal" and that they met the low bar for showing their good faith belief that they will be successful on the issues related to the counterclaim on appeal.

On September 21, 2018, Hamot and Siegel filed in the Circuit Court a Motion for Entry of Money Judgment of Advancement Fees and Expenses, or, in the Alternative, for Order that Telos Corporation Show Cause Why Telos Corporation Should Not be Held in Contempt for Failing to Comply with this Court’s June 27, 2018 Order Directing Telos Corporation to Pay Advancement Fees and Expenses (Motion for Entry of Monetary Judgment), the Company filed an opposition to the motion, and a hearing was held on the Plaintiffs’ Motion for Entry of Monetary Judgment on November 21, 2018.  Effective on January 4, 2019, the parties entered into a partial settlement agreement with respect to certain issues related to Plaintiffs’ claim for advancement of fees and expenses on the appeal and certain other matters, and subsequently the Circuit Court issued an order on January 9, 2019 determining that the Motion for Entry of Monetary Judgment was moot. In connection with the partial settlement agreement, the Company provided advancement of a negotiated and compromised amount of expenses incurred by Hamot and Siegel in connection with the Company’s appeal of the damages awarded for auditor interference.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to the Company’s success in relation to any possible further claim by Hamot and Siegel for indemnification for certain attorney’s fees and expenses incurred in this litigation. No claim for indemnification is pending as of the reporting date.  The Company intends to vigorously defend the matter and oppose any claim for indemnification if it is pursued.

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

Subsequent Events

Enlightenment Capital Credit Agreement
On March 26, 2020, the Credit Agreement was amended (the “Fifth Amendment”) to modify the financial covenants for 2020 through the maturity of the Credit Agreement to establish that the covenants will remain at the December 31, 2019 levels and to update the previously agreed-upon definition of certain financial covenants, specifically the amount of Capital Expenditures to be included in the measurement of the covenants.  The Fifth Amendment also provides for the right for the Company to elect to extend the maturity date of the Credit Agreement which is currently scheduled to mature on January 15, 2021. The Fifth Amendment provides for four quarterly maturity date extensions, which would increase the Exit Fee payable under the Credit Agreement by $250,000 for each quarterly maturity date extension elected, for a total of $1 million increase to the Exit Fee were all four of the maturity date extensions to be elected.  The Company paid EnCap an amendment fee of $100,000 and out-of-pocket costs and expenses in consideration for the Fifth Amendment.

COVID-19 Pandemic
In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China.  On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

The Company is dependent on its workforce to deliver its solutions. Developments such as social distancing and stay-at-home orders from various jurisdictions may impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions could negatively impact sales in fiscal year 2020 and the Company’s overall liquidity. As of the date of this report, the Company’s suppliers and subcontractors have not notified the Company of inability to meet expected orders or of decreased production capacity.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate any adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2020 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement under Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.     Financial Statements

As listed in the Index to Financial Statements and Supplementary Data on page 32.

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
4.1
Credit Agreement, dated January 25, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 31, 2017)

4.2
First Amendment to Credit Agreement, effective as of February 23, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-K report for the year ended December 31, 2016)

4.3
Second Amendment to Credit Agreement, dated April 18, 2017, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.4
Subordination and Intercreditor Agreement, dated April 18, 2017, among JP Charitable Foundation, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.2 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.5
Subordination and Intercreditor Agreement, dated April 18, 2017, among Porter Foundation Switzerland, Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., and Enlightenment Capital Solutions Fund II, L.P. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.6
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and JP Charitable Foundation (Incorporated by reference to Exhibit 4.4 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.7
First Amendment to Subordinated Loan Agreement, dated April 18, 2017, between Telos Corporation and Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.5 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.8
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of JP Charitable Foundation (Incorporated by reference to Exhibit 4.6 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.9
Amended and Restated Subordinated Promissory Note, dated April 18, 2017, by Telos Corporation in favor of Porter Foundation Switzerland (Incorporated by reference to Exhibit 4.7 filed with the Company’s Current Report on Form 8-K on April 24, 2017)

4.10
Third Amendment to Credit Agreement and Waiver, dated March 30, 2018, among Telos Corporation, Xacta Corporation, ubIQuity.com, Inc., Teloworks, Inc., Enlightenment Capital Solutions Fund II, L.P., and the lenders party thereto (Incorporated by reference to Exhibit 4.10 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

4.11
Fourth Amendment to Credit Agreement and Waiver; First Amendment to Fee Letter between Telos Corporation and Enlightenment Capital Solutions Fund II, L.P. dated July 19, 2019 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on July 23, 2019)

4.12
Fifth Amendment to Credit Agreement and Second Amendment to Fee Letter between Telos Corporation and Enlightenment Capital Solutions Fund II, L.P. dated March 26, 2020 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on March 30, 2020)

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

10.7*	Telos Corporation 2013 Omnibus Long-Term Incentive Plan (Incorporated by reference to Appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A on April 16, 2013)
10.8*	Form Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on May 15, 2013)
10.9*
Employment Agreement, dated as of January 4, 2013, between the Company and Jefferson V. Wright (Incorporated by reference to Exhibit 10.29 filed with the Company’s Form 10-K report for the year ended December 31, 2013)

10.10
Second Amended and Restated Operating Agreement of Telos Identity Management Solutions , LLC, dated December 24, 2014 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on December 31, 2014)

10.11
Subordinated Loan Agreement between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.12
Subordinated Promissory Note between the Company and Porter Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.38 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.13
Subordinated Loan Agreement between the Company and JP Charitable Foundation Switzerland dated March 31, 2015 (Incorporated by reference to Exhibit 10.39 filed with the Company’s Form 10-K/A report for the year ended December 31, 2014)

10.14
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

10.16
Financing and Security Agreement between Telos Corporation and Action Capital Corporation, dated July 15, 2016 (Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K on July 21, 2016)

10.17*	Telos Corporation 2016 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2016)
10.18*	Notice of Grant of Restricted Stock (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2016)
10.19
Amendment to Financing and Security Agreement Between the Company and Action Capital Corporation dated September 6, 2016 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on September 9, 2016)

10.20*	Telos ID Sale Bonus Plan (Incorporated by reference to Exhibit 10.48 filed with the Company’s Form 10-K report for the year ended December 31, 2016)
10.21
First Amendment to Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated March 2, 2018 (Incorporated by reference to Exhibit 10.48 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

10.22*
Telos Corporation Senior Officer Incentive Program, Adopted as Revised March 29, 2018 (Incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-K report for the year ended December 31, 2017)

10.23
Amendment to Financing and Security Agreement Between Telos Corporation and Action Capital Corporation dated August 13, 2018 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q report for the quarter ended June 30, 2018)

10.24+	Second Amendment to Accounts Receivable Purchase Agreement between Telos Corporation and Republic Capital Access, LLC dated November 15, 2019
21+	List of subsidiaries of Telos Corporation
31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32+	Certification pursuant to 18 USC Section 1350.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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

TELOS CORPORATION
	By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	Date:	April 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Telos Corporation and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John B. Wood	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 10, 2020
John B. Wood
/s/ Michele Nakazawa	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2020
Michele Nakazawa
Director
William H. Alderman
/s/ Bernard C. Bailey	Director	April 10, 2020
Bernard C. Bailey
/s/ David Borland	Director	April 10, 2020
David Borland
/s/ Bruce R. Harris	Director	April 10, 2020
Bruce R. Harris, Lt. Gen., USA (Ret.)
/s/ Charles S. Mahan, Jr.	Director	April 10, 2020
Charles S. Mahan, Jr. Lt. Gen., USA (Ret)
/s/ John W. Maluda	Director	April 10, 2020
John W. Maluda, Major Gen., USAF (Ret)
/s/ Robert J. Marino	Director	April 10, 2020
Robert J. Marino
Director
Andrew R. Siegel