Form 10-K/A
TELOS CORP
filed 2020-05-12
CIK 320121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

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

EXPLANATORY NOTE

Telos Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2020, solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”).

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K prior to the prescribed March 30, 2020 filing date because the Company’s operations have been impacted by the novel coronavirus disease 2019 (the “COVID-19 virus”). On March 12, 2020, Governor Ralph Northam of the Commonwealth of Virginia, the jurisdiction in which the Company’s corporate headquarters is located, issued an executive order declaring a state of emergency due to the outbreak of the COVID-19 virus. On March 13, 2020, President Donald J. Trump declared the virus a national emergency. On March 20, 2020, the Virginia executive order was amended to mandate “social distancing” and certain other measures to prevent the further spread of the virus. This action is consistent with actions taken by governors in many other jurisdictions, including other states in which the Company has offices, including Maryland and New Jersey, encouraging or mandating all individuals to maintain physical distance from others and requiring other significant protective measures be taken by individuals and various entities. The Company has experienced limited access to facilities, support staff and professional advisors, and a disruption of its normal operations, as a result of the outbreak of the COVID-19 virus, the current health emergency, and the restrictions that have been mandated and/or recommended by various authorities. As a result, the Company has been hampered in its efforts to prepare its financial statements and disclosures and was unable to finalize and file its Annual Report on Form 10-K on a timely basis.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K.  This Amendment should be read in conjunction with the Original Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Item 15.  Exhibits and Financial Statement Schedules

 (b) Exhibits:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telos Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELOS CORPORATION
By:	/s/ John B. Wood
John B. Wood Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	May 12, 2020