Form 10-Q
period 2020-03-31
TELOS CORP
filed 2020-05-15
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

⌧ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2020

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ⌧	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ⌧

As of May 7, 2020, the registrant had outstanding 45,098,460 shares of Class A Common Stock, no par value and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Revenue
Services	$34,558	$28,037
Products	4,422	3,129
	38,980	31,166
Costs and expenses
Cost of sales - Services	24,865	20,191
Cost of sales - Products	1,873	1,999
	26,738	22,190
Selling, general and administrative expenses	11,839	10,358
Operating income (loss)	403	(1,382)
Other income (expense)
Other income	8	5
Interest expense	(2,017)	(1,760)
Loss before income taxes	(1,606)	(3,137)
Benefit from income taxes (Note 7)	146	197
Net loss	(1,460)	(2,940)
Less: Net income attributable to non-controlling interest (Note 2)	(784)	(473)
Net loss attributable to Telos Corporation	$(2,244)	$(3,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,460)	$(2,940)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1)	2
Less: Comprehensive income attributable to non-controlling interest	(784)	(473)
Comprehensive loss attributable to Telos Corporation	$(2,245)	$(3,411)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,383	$6,751
Accounts receivable, net of reserve of $722 and $720, respectively (Note 1)	27,138	27,942
Inventories, net of obsolescence reserve of $861 and $860, respectively (Note 1)	2,758	1,965
Deferred program expenses	636	673
Other current assets	2,548	2,914
Total current assets	39,463	40,245
Property and equipment, net of accumulated depreciation of $33,503 and $32,470, respectively	20,072	19,567
Operating lease right-of-use assets (Note 10)	1,904	1,979
Goodwill (Note 3)	14,916	14,916
Other assets	981	985
Total assets	$77,336	$77,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Senior term loan, net of unamortized discount and issuance costs – short-term (Note 5)	$16,470	$--
Accounts payable and other accrued liabilities (Note 5)	15,183	15,050
Accrued compensation and benefits	11,588	12,187
Contract liabilities (Note 1 and 5)	7,416	6,337
Finance lease obligations – short-term (Note 10)	1,252	1,224
Other current liabilities (Note 10)	2,383	2,505
Total current liabilities	54,292	37,303

Senior term loan, net of unamortized discount and issuance costs (Note 5)	--	16,335
Subordinated debt (Note 5)	3,014	2,927
Finance lease obligations – long-term (Note 10)	15,319	15,641
Operating lease liabilities – long-term (Note 10)	1,443	1,553
Deferred income taxes (Note 7)	631	621
Public preferred stock (Note 6)	140,166	139,210
Other liabilities (Note 7)	554	724
Total liabilities	215,419	214,314

Commitments and contingencies (Note 8)	--	--

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	5	6
Accumulated deficit	(147,774)	(145,530)
Total Telos stockholders’ deficit	(143,381)	(141,136)
Non-controlling interest in subsidiary (Note 2)	5,298	4,514
Total stockholders’ deficit	(138,083)	(136,622)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$77,336	$77,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(1,460)	$(2,940)
Adjustments to reconcile net loss to cash provided by operating activities:
Dividends from preferred stock recorded as interest expense	956	956
Depreciation and amortization	1,389	934
Amortization of debt issuance costs	235	54
Deferred income tax provision (benefit)	10	(225)
Other noncash items	(1)	--
Changes in other operating assets and liabilities	614	5,265
Cash provided by operating activities	1,743	4,044

Investing activities:
Capitalized software development costs	(1,507)	(598)
Purchases of property and equipment	(210)	(2,314)
Cash used in investing activities	(1,717)	(2,912)

Financing activities:
Payments under finance lease obligations	(294)	(267)
Amendment fee paid to lender	(100)	--
Distributions to Telos ID Class B member – non-controlling interest	--	(716)
Cash used in financing activities	(394)	(983)

(Decrease) increase in cash and cash equivalents	(368)	149
Cash and cash equivalents, beginning of period	6,751	72

Cash and cash equivalents, end of period	$6,383	$221

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$739	$593

Noncash:
Dividends from preferred stock recorded as interest expense	$956	$956

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(amounts in thousands)

	Telos Corporation
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
For the Three Months Ended March 31, 2020
Beginning balance	$78	$4,310	$6	$(145,530)	$4,514	$(136,622)
Net (loss) income	--	--	--	(2,244)	784	(1,460)
Foreign currency translation loss	--	--	(1)	--	--	(1)
Ending balance	$78	$4,310	$5	$(147,774)	$5,298	$(138,083)
For the Three Months Ended March 31, 2019
Beginning balance	$78	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	--	--	--	(3,413)	473	(2,940)
Foreign currency translation loss	--	--	2	--	--	2
Distributions	--	--	--	--	(716)	(716)
Ending balance	$78	$4,310	$19	$(142,542)	$2,378	$(135,757)

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

The accompanying condensed consolidated financial statements include the accounts of Telos and its subsidiaries, including Ubiquity.com, Inc., Xacta Corporation, Teloworks, Inc. and Telos APAC, Pte. Ltd., all of whose issued and outstanding share capital is owned by the Company. We have also consolidated the results of operations of Telos Identity Management Solutions, LLC (“Telos ID”) (see Note 2 – Non-controlling Interests). All intercompany transactions have been eliminated in consolidation.

In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The presented interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. We have continued to follow the accounting policies (including the critical accounting policies) set forth in the consolidated financial statements included in our 2019 Annual Report on Form 10-K filed with the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In March 2020, the coronavirus disease 2019 ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, including mandated facility closures and shelter-in-place orders in numerous jurisdictions around the world. We are taking prudent measures to protect the health and safety of our employees, such as practicing social distancing and enabling our employees to work from home where possible. While we have experienced certain internal disruptions in adapting our operations as described above to the changed and evolving conditions, the majority of our program operations have not been adversely impacted, or we have implemented alternative means to support requirements. The financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss instead is measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirement for fair value measurement under ASC 820 to improve the effectiveness of such disclosures. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.  This standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which simplifies the accounting for income taxes. This standard will be effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this ASU will not have a material impact on our consolidated financial position, results of operations and cash flows.

Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The unit of account in ASC 606 is a performance obligation, which is a promise in a contract with a customer to transfer a good or service to the customer. ASC 606 prescribes a five-step model for recognizing revenue that includes identifying the contract with the customer, determining the performance obligation(s), determining the transaction price, allocating the transaction price to the performance obligation(s), and recognizing revenue as the performance obligations are satisfied. Timing of the satisfaction of performance obligations varies across our businesses due to our diverse product and service mix, customer base, and contractual terms. Significant judgment can be required in determining certain performance obligations, and these determinations could change the amount of revenue and profit recorded in a given period.  Our contracts may have a single performance obligation or multiple performance obligations. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on our best estimate of standalone selling price.

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

Revenue that is recognized at a point in time is for the sale of software licenses in our Secure Mobility and Network Management/Defense Enterprise Solutions (formerly Secure Mobility Solutions in our Cyber Operations and Defense (“CO&D”) reporting unit) and Secure Communications Cyber and Enterprise Solutions (formerly IT & Enterprise Solutions) business groups and for the sale of resold products in Telos ID Enterprise Solutions (formerly Identity Management Solutions) and Cyber & Cloud Solutions (formerly CO&D’s Cyber Security Solutions), and is classified as product revenue.  Revenue on these contracts is recognized when the customer obtains control of the transferred product or service, which is generally upon delivery of the product to the customer for their use, due to us maintaining control of the product until that point. Orders for the sale of software licenses may contain multiple performance obligations, such as maintenance, training, or consulting services, which are typically delivered over time, consistent with the transfer of control disclosed above for the provision of services. When an order contains multiple performance obligations, we allocate the transaction price to the performance obligations using our best estimate of standalone selling price.

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

	Three Months Ended March 31,
	2020	2019
Federal	$36,092	$28,984
State & Local, and Commercial	2,888	2,182
Total	$38,980	$31,166

	Three Months Ended March 31,
	2020	2019
Firm fixed-price	$31,662	$24,930
Time-and-materials	3,825	3,928
Cost plus fixed fee	3,493	2,308
Total	$38,980	$31,166

The following table discloses accounts receivable and contract assets (in thousands):

	March 31, 2020	December 31, 2019
Billed accounts receivable	$12,468	$11,917
Unbilled receivables	15,392	16,745
Allowance for doubtful accounts	(722)	(720)
Receivables – net	$27,138	$27,942

The following table discloses contract liabilities (in thousands):

	March 31, 2020	December 31, 2019
Contract liabilities	$7,416	$6,337

As of March 31, 2020 and December 31, 2019, we had $102.5 million and $112.4 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 94.4% of our remaining performance obligations as revenue in 2020, an additional 4.7% in 2021, and the balance thereafter.  Revenue recognized for the three months ended March 31, 2020 and 2019 that was included in the contract liabilities balance at the beginning of each reporting period was $2.4 million and $1.8 million, respectively.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. There were no accounts receivable sold during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company sold approximately $5.0 million of accounts receivable, and recognized a related loss of approximately $18,000 in selling, general and administrative expenses.  As of March 31, 2020 and December 31, 2019, there were no outstanding sold accounts receivable.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method.  Substantially all inventories consist of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory was $3.6 million and $2.8 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.9 million as of March 31, 2020 and December 31, 2019.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software”, in so far as our Xacta products being available in various deployment modalities including on premises licenses and cloud-based Software as a Service (“SaaS”) as well as solutions developed within Telos ID. Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate.  Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2-3 years on a straight-line basis. As of March 31, 2020 and December 31, 2019, we capitalized $7.1 million and $5.6 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. Accumulated amortization was $3.6 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2020 and December 31, 2019. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at March 31, 2020 and December 31, 2019.

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

Goodwill
We evaluate the impairment of goodwill in accordance with ASC 350, “Intangibles - Goodwill and Other,” which requires goodwill and indefinite-lived intangible assets to be assessed on at least an annual basis for impairment using a fair value basis. Between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, then impairment must be evaluated. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or business climate, or (2) a loss of key contracts or customers.

As the result of an acquisition, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. An allocation of the purchase price to tangible and intangible net assets acquired is based upon our valuation of the acquired assets. Goodwill is not amortized, but is subject to annual impairment tests. We complete our goodwill impairment tests as of December 31st each year. Additionally, we make evaluations between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation is based on the estimation of the fair values of our three reporting units, CO&D, Telos ID Enterprise Solutions, and Secure Communications Cyber and Enterprise Solutions, of which goodwill is housed in the CO&D reporting units, in comparison to the reporting unit’s net asset carrying values. Our discounted cash flows required management’s judgment with respect to forecasted revenue streams and operating margins, capital expenditures and the selection and use of an appropriate discount rate. We utilized the weighted average cost of capital as derived by certain assumptions specific to our facts and circumstances as the discount rate. The net assets attributable to the reporting units are determined based upon the estimated assets and liabilities attributable to the reporting units in deriving its free cash flows. In addition, the estimate of the total fair value of our reporting units is compared to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value, therefore the second step of the impairment test, as prescribed by the authoritative literature, was not required to be performed and no impairment of goodwill was recorded as of December 31, 2019. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. Recent operating results have reduced the projection of future cash flow growth potential, which indicates that certain negative potential events, such as a material loss or losses on contracts, or failure to achieve projected growth could result in impairment in the future. We estimate fair value of our reporting unit and compare the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. If we determine through the impairment review process that goodwill is impaired, we will record an impairment charge in our consolidated statements of operations. Goodwill is amortized and deducted over a 15-year period for tax purposes.

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, there have been no grants in 2020. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of March 31, 2020, there were 1,153,750 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Cumulative foreign currency translation loss	$(102)	$(101)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$5	$6

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

As a result of the Transaction, the Class A and Class B members each own 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits, which was $784,000 and $473,000 for the three months ended March 31, 2020 and 2019, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. No distribution was made during the three months ended March 31, 2020. The Class B member received a total distribution of $716,000 for the three months ended March 31, 2019.

The following table details the changes in non-controlling interest for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Non-controlling interest, beginning of period	$4,514	$2,621
Net income	784	473
Distributions	--	(716)
Non-controlling interest, end of period	$5,298	$2,378

Note 3.  Goodwill
The goodwill balance was $14.9 million as of March 31, 2020 and December 31, 2019. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of March 31, 2020 and December 31, 2019, no impairment charges were taken.

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

As of March 31, 2020 and December 31, 2019, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $140.2 million and $139.2 million, respectively, and the estimated fair market value was $48.6 million and $60.5 million, respectively, based on quoted market prices.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Liabilities
As of March 31, 2020 and December 31, 2019, the accounts payable and other accrued liabilities consisted of $13.7 million and $13.5 million, respectively, in trade account payables and $1.5 million in accrued liabilities.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of March 31, 2020 and December 31, 2019, the contract liabilities primarily related to product support services.

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

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which is being amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended March 31, 2020 we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

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

As the Company has not exercised the option(s) to extend the maturity of the Credit Agreement, the current maturity date remains January 15, 2021, which is within one year from the balance sheet date.  Accordingly, the balance of the EnCap loan has been classified as a current liability.  However, the options to extend the maturity provide the Company with the ability by contractual right to extend the maturity of the loan, which the Company will consider exercising at the appropriate time.

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Senior term loan, including exit fee	$17,200	$17,200
Less: Unamortized discount, debt issuance costs, and lender fees	(730)	(865)
Senior term loan, net	$16,470	$16,335

We incurred interest expense in the amount of $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, under the Credit Agreement.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $87,000 and $80,000 for the three months ended March 31, 2020 and 2019, respectively, on the Porter Notes. As of March 31, 2020, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Note 6.  Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2020 and December 31, 2019 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the years 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2020.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $108.3 million and $107.4 million as of March 31, 2020 and December 31, 2019, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2020 and 2019, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. We recorded an approximately $146,000 and $197,000 income tax benefit for the three months ended March 31, 2020 and 2019, respectively.  For the three months ended March 31, 2020 and 2019, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable loss for both periods.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act, among other things, includes certain changes to U.S. tax law that impact the Company, including deferment of employer social security payments, modifications to interest deduction limitation rules, a technical correction to tax depreciation methods for certain qualified improvement property, and alternative minimum tax credit refund. We will continue to assess the impact of the CARES Act as well as any ongoing government guidance related to COVID-19 that may be issued.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of March 31, 2020 and December 31, 2019. Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes.  As a result, a deferred tax liability related to goodwill of $631,000 and $621,000 remains on our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively. The income tax benefit recorded for the three months ended March 31, 2020 is primarily related to this change in deferred tax liability and is due to the release of FIN 48 liability on state nexus.

As a result of the Tax Act, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rule. We have considered the impact of each of these provisions in our computation of tax expense for the three months ended March 31, 2020 and 2019.

Under the provisions of ASC 740, we determined that there were approximately $502,000 and $673,000 of unrecognized tax benefits, including $224,000 and $304,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity, based on how the transactions associated with such circumstances impact the availability under our credit arrangements. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize cash resources without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our cash resources without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on our cash resources, our financing arrangements, and therefore our liquidity: The Credit Agreement currently matures in January 2021, but we may extend the maturity to January 2022 at our election in accordance with the Fifth Amendment. Our ability to renew or refinance the Credit Agreement after January 2022 or to enter into a new credit facility to replace or supplement the Credit Agreement may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to extend, renew or replace the Credit Agreement beyond the current or ultimate maturity date of January 2022 (assuming we exercise all options to extend as provided by the Fifth Amendment) with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Management may determine that, in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results. Additionally, management may seek to put in place a credit facility with a commercial bank, although no assurance can be given that such a facility could be put in place under terms acceptable to the Company. Should management determine that additional capital is required, management would likely look first to the sources of funding discussed above to meet any requirements or may seek to raise additional capital by selling equity, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

Our working capital was $(14.8) million and $2.9 million as of March 31, 2020 and December 31, 2019, respectively. Our current working capital deficit is due to the classification of the EnCap Credit Agreement as a current liability as discussed in Note 5 to the financial statements, although the Fifth Amendment to the Credit Agreement provides us the option to extend the maturity of the agreement. We intend to consider exercising the option at the appropriate time.  Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Costa Brava Partnership III, L.P. and Wynnefield Partners Small Cap Value, L.P.v. Telos Corporation, et al.
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, on October 17, 2005, Costa Brava Partnership III, L.P. (“Costa Brava”), a holder of our Public Preferred Stock, instituted litigation against the Company and certain past and present directors and officers (“Telos Defendants”) in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”).  A second holder of the Company’s Public Preferred Stock, Wynnefield Small Cap Value, L.P. (“Wynnefield”), subsequently intervened as a co-Plaintiff (Costa Brava and Wynnefield are hereinafter referred to as “Plaintiffs”).  On February 27, 2007, Plaintiffs added, as an additional defendant, Mr. John R.C. Porter, a holder of the Company’s Class A common stock. As of March 31, 2020, Costa Brava and Wynnefield, directly and through affiliated funds, own 12.7% and 17.4%, respectively, of the outstanding Public Preferred Stock.

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

Costa Brava noted an appeal to the Court of Special Appeals of Maryland on January 17, 2020 from the Circuit Court’s final judgment. Co-plaintiff Wynnefield elected not to note or pursue an appeal.  Prior to any briefing by the parties, Costa Brava voluntarily filed a notice dismissing its appeal on May 12, 2020. The dismissal of the appeal by Costa Brava fully concludes this long-pending litigation.

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, since August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava, have been involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court. Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel’s interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment.  On June 27, 2008, the Circuit Court granted the Company’s motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year, which injunction later expired by its own terms. As previously disclosed, trial on Hamot and Siegel’s claims and the Company’s counterclaims took place in July through September, 2013, and the Court subsequently issued decisions on the various claims by way of memorandum opinions and orders dated September 11, 2017. The Company’s subsequent appeal of the amount of damages awarded to it for Hamot and Siegel’s intentional interference with the relationships with its former auditor was ultimately dismissed by way of the Mandate issued by the Court of Appeals of Maryland on October 11, 2019.

Hamot and Siegel at various times in this litigation have sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation.  No claim for indemnification is pending as of the reporting date.

There have been no material developments in connection with this litigation during the three months ended March 31, 2020.

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

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $173,000 and $158,000 for the three months ended March 31, 2020 and 2019, respectively. Additionally, as of March 31, 2020 and December 31, 2019, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock and 50,000 shares of the Company’s Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extends the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $87,000 and $80,000 for the three months ended March 31, 2020, respectively, on the Porter Notes. As of March 31, 2020, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 3.3 years and 5.75% and for our finance leases were approximately 9.1 years and 5.04% at March 31, 2020. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2019 Form 10-K.

As of March 31, 2020, operating lease ROU assets were $1.9 million and operating lease liabilities were $2.1 million, of which $1.4 million were classified as noncurrent.

Future minimum lease commitments at March 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$546	$1,541
2021	742	2,096
2022	592	2,149
2023	373	2,203
2024	27	2,258
After 2024	--	10,658
Total lease payments	2,280	20,905
Less imputed interest	(206)	(4,334)
Total	$2,074	$16,571

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$177	$147
Short-term lease cost (1)	18	42
Finance lease cost
Amortization of right-of-use assets	305	305
Interest on lease liabilities	211	225
Total finance lease cost	516	530
Total lease costs	$711	$719
(1)  Leases that have terms of 12 months or less

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$184	$138
Cash flows from operating activities - finance leases	504	492
Operating lease right-of-use assets obtained in exchange for lease obligations	145	127

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
  This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the risk factors section included in the Company’s Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

In March 2020, the coronavirus disease 2019 ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are taking prudent measures to protect the health and safety of our employees, such as practicing social distancing and enabling our employees to work from home where possible.  As a result of travel restrictions, social distancing guidelines and other efforts that have been adopted by public health officials to mitigate the impact of the COVID-19 pandemic, we have made changes to our operating schedules and staffing plans to accommodate these restrictions while maintaining the ability of our employees to continue to support and work with our customers to the maximum extent possible. Such changes include the implementation of telework or other means of remote work for our employees, who support both mission-critical programs and our internal support organization. For programs that cannot be supported remotely we have accommodated those customers who have implemented shiftwork or other mitigation protocols by maintaining our workforce in a “mission ready” state.

 As a company that is included in the defense industrial base, we are operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have been advised that our operations are considered essential, and we currently continue to operate. Notwithstanding our continued operations, COVID-19 may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our sales and our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking.

While we have experienced certain internal disruptions in adapting our operations as described above to the changed and evolving conditions, the majority of our program operations have not been adversely impacted, we have implemented alternative means to support requirements. Due to the essential nature of the majority of our business, the programs that were adversely impacted did not experience those effects until the final two weeks of the quarter, and the overall impact of the COVID-19 pandemic on our results of operations and liquidity were immaterial in the first quarter of 2020. The financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others. Additionally, COVID-19 and the mitigation efforts adopted to limit the spread of the disease have had a significant impact on the global economy. With economic activity curtailing in the United States and other regions, we could experience delays in our supply chain or challenges when attempting to access financial markets.

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

At March 31, 2020 and 2019, we had total backlog from existing contracts of approximately $334.0 million and $270.2 million, respectively.  Such backlog was $354.5 million at December 31, 2019. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of March 31, 2020 and 2019 was $102.5 million and $84.6 million, respectively. Funded backlog was $112.4 million at December 31, 2019.

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

Consolidated Results of Operations (Unaudited)
The accompanying condensed consolidated financial statements include the accounts of Telos Corporation and its subsidiaries including Ubiquity.com, Inc., Xacta Corporation, Teloworks, Inc., and Telos APAC Pte. Ltd., all of whose issued and outstanding share capital is owned by Telos Corporation (collectively, the “Company” or “Telos” or “We”). We have also consolidated the results of operations of Telos ID (see Note 2 – Non-controlling Interests). All intercompany transactions have been eliminated in consolidation.

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

We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over federal and defense spending, and these deliberations may be impacted by the health and economic impacts of the COVID-19 pandemic in ways that are at this time difficult to foresee. In the context of these negotiations, it is possible that the U.S. Government, or portions of the U.S. Government, could be shut down or disrupted for periods of time, and that government programs could be modified, cut or replaced as part of broader reforms to reduce the federal deficit or efforts to redirect federal spending, whether related or unrelated to the COVID-19 crisis. For more information on the risks and uncertainties related to U.S. Government contracts, see Part I – Item 1A Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The principal elements of the Company’s operating expenses as a percentage of sales for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)

Revenue	100.0%	100.0%
Cost of sales	68.6	71.2
Selling, general and administrative expenses	30.4	33.2
Operating income (loss)	1.0	(4.4)
Interest expense, net	(5.1)	(5.6)
Loss before income taxes	(4.1)	(10.0)
Benefit from income taxes	0.4	0.6
Net loss	(3.7)	(9.4)
Less: Net income attributable to non-controlling interest	(2.0)	(1.5)
Net loss attributable to Telos Corporation	(5.7)%	(10.9)%

Revenue increased by 25.1% to $39.0 million for the first quarter of 2020, from $31.2 million for the same period in 2019. Services revenue increased to $34.6 million for the first quarter of 2020 from $28.0 million for the same period in 2019, primarily attributable to increases in sales of $3.6 million of Telos ID Enterprise Solutions, $2.4 million of Secure Communications Cyber and Enterprise Solutions, $1.1 million of Secure Mobility and Network Management/Defense Enterprise Solutions, offset by a decrease in sales of $0.5 million of Cyber & Cloud Solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $4.4 million for the first quarter of 2020 from $3.1 million for the same period in 2019, primarily attributable to an increase in sales of $1.4 million of Cyber & Cloud Solutions, offset by a decrease in resold products of $0.2 million of Telos ID Enterprise Solutions.

Cost of sales increased by 20.5% to $26.7 million for the first quarter of 2020, from $22.2 million for the same period in 2019. Cost of sales for services increased by 23.2%, and as a percentage of services revenue were consistent at 28%. Cost of sales for products increased by 42.4%, and as a percentage of product revenue decreased by 21.5% due primarily to an increase in proprietary software sales which carry lower cost of sales. The increase in cost of sales is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased to $12.2 million for the first quarter of 2020 from $9.0 million for the same period in 2019. Gross margin increased to 31.4% in the first quarter of 2020, from 28.8% for the same period in 2019. Services gross margin was 28.0% in both periods, and product gross margin increased to 57.6% in 2020 from 36.1% in 2019, due primarily to an increase in proprietary software as noted above.

Selling, general, and administrative expense increased by 14.3% to $11.8 million for the first quarter of 2020, from $10.4 million for the same period in 2019, primarily attributable to increases in outside services of $1.3 million, labor costs of $0.8 million, and trade shows costs of $0.1 million, offset by the capitalization of software development costs of $0.9 million.

Operating income was $0.4 million for the first quarter of 2020, compared to operating loss of $1.4 million for the same period in 2019, due primarily to the increase in gross profit as noted above.

Interest expense increased by 14.6% to $2.0 million for the first quarter of 2020, from $1.8 million for the same period in 2019, primarily due to an increase in interest on the EnCap senior term loan, offset by a decrease in interest on an equipment purchase arrangement.

Income tax benefit was $0.1 million for the first quarter of 2020, compared to $0.2 million for the same period in 2019, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $2.2 million for the first quarter of 2020, compared to $3.4 million for the same period in 2019, primarily attributable to the increase in operating income for the quarter as discussed above.

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

While a variety of factors related to sources and uses of cash, such as timeliness of accounts receivable collections, vendor credit terms, or significant collateral requirements, ultimately impact our liquidity, such factors may or may not have a direct impact on our liquidity based on how the transactions associated with such circumstances impact the availability under our credit arrangements. For example, a contractual requirement to post collateral for a duration of several months, depending on the materiality of the amount, could have an immediate negative effect on our liquidity, as such a circumstance would utilize cash resources without a near-term cash inflow back to us. Likewise, the release of such collateral could have a corresponding positive effect on our liquidity, as it would represent an addition to our cash resources without any corresponding near-term cash outflow. Similarly, a slow-down of payments from a customer, group of customers or government payment office would not have an immediate and direct effect on our availability unless the slowdown was material in amount and over an extended period of time. Any of these examples would have an impact on our cash resources, our financing arrangements, and therefore our liquidity: The Credit Agreement currently matures in January 2021, but we may extend the maturity to January 2022 at our election in accordance with the Fifth Amendment. Our ability to renew or refinance the Credit Agreement after January 2022 or to enter into a new credit facility to replace or supplement the Credit Agreement may be limited due to various factors, including the status of our business, global credit market conditions, and perceptions of our business or industry by sources of financing. In addition, if credit is available, lenders may seek more restrictive covenants and higher interest rates that may reduce our borrowing capacity, increase our costs, or reduce our operating flexibility. The failure to extend, renew or replace the Credit Agreement beyond the current or ultimate maturity date of January 2022 (assuming we exercise all options to extend as provided by the Fifth Amendment) with a comparable credit facility that provides similar amounts of liquidity for the Company would have a material negative impact on our overall liquidity, financial and operating results.

Management may determine that, in order to reduce capital and liquidity requirements, planned spending on capital projects and indirect expense growth may be curtailed, subject to growth in operating results. Additionally, management may seek to put in place a credit facility with a commercial bank, although no assurance can be given that such a facility could be put in place under terms acceptable to the Company. Should management determine that additional capital is required, management would likely look first to the sources of funding discussed above to meet any requirements or may seek to raise additional capital by selling equity, although no assurances can be given that these investors would be able to invest or that the Company and the investors would agree upon terms for such investments.

Our working capital was $(14.8) million and $2.9 million as of March 31, 2020 and December 31, 2019, respectively. Our current working capital deficit is due to the classification of the EnCap Credit Agreement as a current liability as discussed in Note 5 to the financial statements, although the Fifth Amendment to the Credit Agreement provides us the option to extend the maturity of the agreement. We intend to consider exercising the option at the appropriate time.  Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $1.7 million for the three months ended March 31, 2020, compared to $4.0 million for the same period in 2019. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net loss was $1.4 million for the three months ended March 31, 2020, compared to $2.9 million for the three months ended March 31, 2019.

Cash used in investing activities was approximately $1.7 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively, due primarily to the capitalization of software development costs of $1.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, and the purchase of property and equipment.

Cash used in financing activities for the three months ended March 31, 2020 was $0.4 million, compared to $1.0 million for the same period in 2019, primarily attributable to payments under finance leases and amendment fee paid to lender for the three months ended March 31, 2020, compared to distribution of $0.7 million to the Telos ID Class B member and payments under finance leases for the three months ended March 31, 2019.

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

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which is being amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended March 31, 2020 we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

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

As the Company has not exercised the option(s) to extend the maturity of the Credit Agreement, the current maturity date remains January 15, 2021, which is within one year from the balance sheet date.  Accordingly, the balance of the EnCap loan has been classified as a current liability.  However, the options to extend the maturity provide the Company with the ability by contractual right to extend the maturity of the loan, which the Company intends to consider exercising at the appropriate time.

We incurred interest expense in the amount of $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, under the Credit Agreement.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $87,000 and $80,000 for the three months ended March 31, 2020 and 2019, respectively, on the Porter Notes. As of March 31, 2020, approximately $1.1 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at March 31, 2020 and December 31, 2019 was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the years 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from March 31, 2020.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $108.3 million and $107.4 million as of March 31, 2020 and December 31, 2019, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million for each of the three months ended March 31, 2020 and 2019, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on April 13, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended March 31, 2020 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $108.3 million and $107.4 million in cash dividends as of March 31, 2020 and December 31, 2019, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

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

Date: May 15, 2020	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)