Form 10-Q
period 2020-06-30
TELOS CORP
filed 2020-08-13
CIK 320121

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
 ☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020

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

As of August 7, 2020, the registrant had outstanding 45,198,460 shares of Class A Common Stock, no par value and 4,037,628 shares of Class B Common Stock, no par value.

TELOS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Services	$45,486	$34,377	$80,044	$62,414
Products	3,124	1,671	7,545	4,800
	48,610	36,048	87,589	67,214
Costs and expenses
Cost of sales - Services	29,378	25,203	54,243	45,394
Cost of sales - Products	1,659	830	3,531	2,829
	31,037	26,033	57,774	48,223
Selling, general and administrative expenses	12,507	10,437	24,346	20,795
Operating income (loss)	5,066	(422)	5,469	(1,804)
Other income (expense)
Other income	4	188	12	193
Interest expense	(1,996)	(1,740)	(4,013)	(3,500)
Income (loss) before income taxes	3,074	(1,974)	1,468	(5,111)
(Provision for) benefit from income taxes (Note 7)	(2)	(20)	144	177
Net income (loss)	3,072	(1,994)	1,612	(4,934)
Less: Net (income) loss attributable to non-controlling interest (Note 2)	(2,806)	253	(3,590)	(220)
Net income (loss) attributable to Telos Corporation	$266	$(1,741)	$(1,978)	$(5,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$3,072	$(1,994)	$1,612	$(4,934)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2	--	1	2
Less: Comprehensive (income) loss attributable to non-controlling interest	(2,806)	253	(3,590)	(220)
Comprehensive income (loss) attributable to Telos Corporation	$268	$(1,741)	$(1,977)	$(5,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,405	$6,751
Accounts receivable, net of reserve of $738 and $720, respectively (Note 1)	38,371	27,942
Inventories, net of obsolescence reserve of $861 and $860, respectively (Note 1)	3,336	1,965
Deferred program expenses	250	673
Other current assets	2,586	2,914
Total current assets	46,948	40,245
Property and equipment, net of accumulated depreciation of $34,673 and $32,470, respectively	20,683	19,567
Operating lease right-of-use assets (Note 10)	1,777	1,979
Goodwill (Note 3)	14,916	14,916
Other assets	1,066	985
Total assets	$85,390	$77,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Senior term loan, net of unamortized discount and issuance costs – short-term (Note 5)	$16,688	$--
Accounts payable and other accrued liabilities (Note 5)	19,638	15,050
Accrued compensation and benefits	12,275	12,187
Contract liabilities (Note 1 and 5)	6,682	6,337
Finance lease obligations – short-term (Note 10)	1,281	1,224
Other current liabilities (Note 10)	3,146	2,505
Total current liabilities	59,710	37,303

Senior term loan, net of unamortized discount and issuance costs (Note 5)	--	16,335
Subordinated debt (Note 5)	3,102	2,927
Finance lease obligations – long-term (Note 10)	14,990	15,641
Operating lease liabilities – long-term (Note 10)	1,274	1,553
Deferred income taxes (Note 7)	640	621
Public preferred stock (Note 6)	141,121	139,210
Other liabilities (Note 7)	562	724
Total liabilities	221,399	214,314

Commitments and contingencies (Note 8)	--	--

Stockholders’ deficit
Telos stockholders’ deficit
Common stock	78	78
Additional paid-in capital	4,310	4,310
Accumulated other comprehensive income	7	6
Accumulated deficit	(147,508)	(145,530)
Total Telos stockholders’ deficit	(143,113)	(141,136)
Non-controlling interest in subsidiary (Note 2)	7,104	4,514
Total stockholders’ deficit	(136,009)	(136,622)
Total liabilities, redeemable preferred stock, and stockholders’ deficit	$85,390	$77,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$1,612	$(4,934)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Dividends from preferred stock recorded as interest expense	1,911	1,912
Depreciation and amortization	2,734	2,341
Amortization of debt issuance costs	453	111
Deferred income tax provision (benefit)	19	(215)
Other noncash items	(17)	--
Changes in other operating assets and liabilities	(5,873)	6,711
Cash provided by operating activities	839	5,926

Investing activities:
Capitalized software development costs	(3,159)	(1,287)
Purchases of property and equipment	(332)	(2,410)
Cash used in investing activities	(3,491)	(3,697)

Financing activities:
Payments under finance lease obligations	(594)	(541)
Amendment fee paid to lender	(100)	--
Distributions to Telos ID Class B member - non-controlling interest	(1,000)	(984)
Cash used in financing activities	(1,694)	(1,525)

(Decrease) increase in cash and cash equivalents	(4,346)	704
Cash and cash equivalents, beginning of period	6,751	72

Cash and cash equivalents, end of period	$2,405	$776

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,474	$1,428
Income taxes	$50	$39

Noncash:
Dividends from preferred stock recorded as interest expense	$1,911	$1,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELOS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
(amounts in thousands)

	Telos Corporation
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
For the Three Months Ended June 30, 2020
Beginning balance	$78	$4,310	$5	$(147,774)	$5,298	$(138,083)
Net income	--	--	--	266	2,806	3,072
Foreign currency translation gain	--	--	2	--	--	2
Distributions	--	--	--	--	(1,000)	(1,000)
Ending balance	$78	$4,310	$7	$(147,508)	$7,104	$(136,009)
For the Three Months Ended June 30, 2019
Beginning balance	$78	$4,310	$19	$(142,542)	$2,378	$(135,757)
Net loss	--	--	--	(1,741)	(253)	(1,994)
Distributions	--	--	--	--	(268)	(268)
Ending balance	$78	$4,310	$19	$(144,283)	$1,857	$(138,019)
For the Six Months Ended June 30, 2020
Beginning balance	$78	$4,310	$6	$(145,530)	$4,514	$(136,622)
Net (loss) income	--	--	--	(1,978)	3,590	1,612
Foreign currency translation gain	--	--	1	--	--	1
Distributions	--	--	--	--	(1,000)	(1,000)
Ending balance	$78	$4,310	$7	$(147,508)	$7,104	$(136,009)
For the Six Months Ended June 30, 2019
Beginning balance	$78	$4,310	$17	$(139,129)	$2,621	$(132,103)
Net (loss) income	--	--	--	(5,154)	220	(4,934)
Foreign currency translation gain	--	--	2	--	--	2
Distributions	--	--	--	--	(984)	(984)
Ending balance	$78	$4,310	$19	$(144,283)	$1,857	$(138,019)

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates Step 2 of the current goodwill impairment test that requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss instead is measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this ASU are effective for years beginning after December 15, 2019, which made this standard effective for us on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which simplifies the accounting for income taxes. This standard will be effective for reporting periods beginning after December 15, 2020, with early adoption permitted. While we are currently assessing the impact of the adoption of this ASU, we do not believe the adoption of this ASU will have a material impact on our consolidated financial position, results of operations and cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal	$46,877	$33,774	$82,968	$62,757
State & Local, and Commercial	1,733	2,274	4,621	4,457
Total	$48,610	$36,048	$87,589	$67,214

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Firm fixed-price	$41,935	$28,857	$73,596	$53,787
Time-and-materials	3,637	3,691	7,462	7,620
Cost plus fixed fee	3,038	3,500	6,531	5,807
Total	$48,610	$36,048	$87,589	$67,214

The following table discloses accounts receivable and contract assets (in thousands):

	June 30, 2020	December 31, 2019
Billed accounts receivable	$18,420	$11,917
Unbilled receivables	20,689	16,745
Allowance for doubtful accounts	(738)	(720)
Receivables – net	$38,371	$27,942

The following table discloses contract liabilities (in thousands):

	June 30, 2020	December 31, 2019
Contract liabilities	$6,682	$6,337

As of June 30, 2020 and December 31, 2019, we had $84.8 million and $112.4 million of remaining performance obligations, respectively, which we also refer to as funded backlog. We expect to recognize approximately 87.6% of our remaining performance obligations as revenue in 2020, an additional 11.4% in 2021, and the balance thereafter.  We recognized revenue of $1.1 million and $3.5 million during the three and six months ended June 30, 2020, respectively, and $1.2 million and $3.1 million during the three and six months ended June 30, 2019, respectively, that was included in the contract liabilities balance at the beginning of each fiscal year.

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

On July 15, 2016, the Company entered into an accounts receivable purchase agreement under which the Company sells certain accounts receivable to a third party, or the "Factor", without recourse to the Company. The Factor initially pays the Company 90% of U.S. Federal government receivables or 85% of certain commercial prime contractors. The remaining payment is deferred and based on the amount the Factor receives from our customer, less a discount fee and a program access fee that is determined by the amount of time the receivable is outstanding before payment. The structure of the transaction provides for a true sale of the receivables transferred. Accordingly, upon transfer of the receivable to the Factor, the receivable is removed from the Company's condensed consolidated balance sheet, a loss on the sale is recorded and the residual amount remains a deferred payment as an accounts receivable until payment is received from the Factor. The balance of the sold receivables may not exceed $10 million. There were no accounts receivable sold during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company sold approximately $4.4 million and $9.4 million of accounts receivable, respectively, and recognized a related loss of approximately $15,000 and $32,000 in selling, general and administrative expenses, respectively, for the same period.  As of June 30, 2020 and December 31, 2019, there were no outstanding sold accounts receivable.

Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is determined using the weighted average method.  Substantially all inventories consist of purchased off-the-shelf hardware and software, and component computer parts used in connection with system integration services that we perform.  An allowance for obsolete, slow-moving or nonsalable inventory is provided for all other inventory.  This allowance is based on our overall obsolescence experience and our assessment of future inventory requirements.  This charge is taken primarily due to the age of the specific inventory and the significant additional costs that would be necessary to upgrade to current standards as well as the lack of forecasted sales for such inventory in the near future.  Gross inventory was $4.2 million and $2.8 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, it is management’s judgment that we have fully provided for any potential inventory obsolescence, which was $0.9 million as of June 30, 2020 and December 31, 2019.

Software Development Costs
Our policy on accounting for development costs of software to be sold is in accordance with ASC Topic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed” and ASC Topic 350-40 “Internal Use Software”, in so far as our Xacta products being available in various deployment modalities including on premises licenses and cloud-based Software as a Service (“SaaS”) as well as solutions developed within Telos ID. Under both standards, software development costs are expensed as incurred until technological feasibility is reached, at which time additional costs are capitalized until the product is available for general release to customers or is ready for its intended use, as appropriate.  Technological feasibility is established when all planning, designing, coding and testing activities have been completed, and all risks have been identified. Beginning with the second quarter of 2017, software development costs are capitalized and amortized over the estimated product life of 2-3 years on a straight-line basis. As of June 30, 2020 and December 31, 2019, we capitalized $8.7 million and $5.6 million of software development costs, respectively, which are included as a part of property and equipment. Amortization expense was $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively. Accumulated amortization was $4.0 million and $3.1 million as of June 30, 2020 and December 31, 2019, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes.”  Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Any change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted.  We record a valuation allowance that reduces deferred tax assets when it is "more likely than not" that deferred tax assets will not be realized.  We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income.  We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2020 and December 31, 2019. As a result of a full valuation allowance against our deferred tax assets, a deferred tax liability related to goodwill remains on our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019. Due to the tax reform enacted on December 22, 2017, net operating losses generated in taxable years beginning after December 31, 2017 will have an indefinite carryforward period, which will be available to offset future taxable income created by the reversal of temporary taxable differences related to goodwill. As a result, we have adjusted the valuation allowance on our deferred tax assets and liabilities at June 30, 2020 and December 31, 2019.

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

Stock-Based Compensation
Compensation cost is recognized based on the requirements of ASC 718, “Stock Compensation,” for all share-based awards granted. Since June 2008, we have issued restricted stock (Class A common) to our executive officers, directors and employees. To date, 100,000 shares have been granted in 2020. Such stock is subject to a vesting schedule as follows:  25% of the restricted stock vests immediately on the date of grant, thereafter, an additional 25% will vest annually on the anniversary of the date of grant subject to continued employment or services. As of June 30, 2020, there were 75,000 shares of restricted stock that remained subject to vesting. In the event of death of the employee or a change in control, as defined by the Telos Corporation 2008 Omnibus Long-Term Incentive Plan, the 2013 Omnibus Long-Term Incentive Plan, or the 2016 Omnibus Long-Term Incentive Plan, all unvested shares shall automatically vest in full. In accordance with ASC 718, we recorded immaterial compensation expense for any of the issuances as the value of our common stock was nominal, based on the deduction of our outstanding debt, capital lease obligations, and preferred stock from an estimated enterprise value, which was estimated based on discounted cash flow analysis, comparable public company analysis, and comparable transaction analysis.  Additionally, we determined that a significant change in the valuation estimate for common stock would not have a significant effect on the condensed consolidated financial statements.

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

Accumulated other comprehensive income included within stockholders’ deficit consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Cumulative foreign currency translation loss	$(100)	$(101)
Cumulative actuarial gain on pension liability adjustment	107	107
Accumulated other comprehensive income	$7	$6

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

As a result of the Transaction, the Class A and Class B members each own 50% of Telos ID, as mentioned above, and as such each was allocated 50% of the profits (loss), which was $2.8 million and $3.6 million for the three and six months ended June 30, 2020, respectively, and $(0.3) million and $0.2 million for the three and six months ended June 30, 2019, respectively. The Class B member is the non-controlling interest.

Distributions are made to the members only when and to the extent determined by Telos ID’s Board of Directors, in accordance with the Operating Agreement. The Class B member received a total distribution of $1.0 million during the three and six months ended June 30, 2020, and $0.3 million and $1.0 million during the three and six months ended June 30, 2019, respectively.

The following table details the changes in non-controlling interest for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-controlling interest, beginning of period	$5,298	$2,378	$4,514	$2,621
Net income (loss)	2,806	(253)	3,590	220
Distributions	(1,000)	(268)	(1,000)	(984)
Non-controlling interest, end of period	$7,104	$1,857	$7,104	$1,857

Note 3.  Goodwill
The goodwill balance was $14.9 million as of June 30, 2020 and December 31, 2019. Goodwill is subject to annual impairment tests and if triggering events are present before the annual tests, we will assess impairment. As of June 30, 2020 and December 31, 2019, no impairment charges were taken.

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

As of June 30, 2020 and December 31, 2019, we did not have any financial instruments with significant Level 3 inputs and we did not have any financial instruments that are measured at fair value on a recurring basis.

As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s 12% Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share (the “Public Preferred Stock”) was $141.1 million and $139.2 million, respectively, and the estimated fair market value was $68.5 million and $60.5 million, respectively, based on quoted market prices.

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

Note 5.  Current Liabilities and Debt Obligations

Accounts Payable and Other Accrued Liabilities
As of June 30, 2020 and December 31, 2019, the accounts payable and other accrued liabilities consisted of $14.8 million and $13.5 million, respectively, in trade accounts payable and $4.8 million and $1.5 million, respectively, in accrued liabilities.

Contract Liabilities
Contract liabilities are payments received in advance and milestone payments from our customers on selected contracts that exceed revenue earned to date, resulting in contract liabilities. Contract liabilities typically are not considered a significant financing component because they are generally satisfied within one year and are used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reported on our condensed consolidated balance sheets on a net contract basis at the end of each reporting period. As of June 30, 2020 and December 31, 2019, the contract liabilities primarily related to product support services.

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

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which is being amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended June 30, 2020, we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

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

The carrying amount of the Credit Agreement consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Senior term loan, including exit fee	$17,200	$17,200
Less: Unamortized discount, debt issuance costs, and lender fees	(512)	(865)
Senior term loan, net	$16,688	$16,335

We incurred interest expense in the amount of $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, under the Credit Agreement.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $88,000 and $175,000 for the three and six months ended June 30, 2020, respectively, and $82,000 and $162,000 for the three and six months ended June 30, 2019, respectively, on the Porter Notes. As of June 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Note 6.  Redeemable Preferred Stock

A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006. The Public Preferred Stock was fully accreted as of December 2008. We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2020 and December 31, 2019 was 3,185,586. The Public Preferred Stock is quoted as "TLSRP" on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the years 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2020.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $109.3 million and $107.4 million as of June 30, 2020 and December 31, 2019, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2020 and 2019, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Note 7.  Income Taxes
The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur.  We review and update our estimated annual effective tax rate each quarter. We recorded an approximately $2,000 income tax provision and $144,000 income tax benefit for the three and six months ended June 30, 2020, respectively, and a $20,000 income tax provision and $177,000 income tax benefit for the three and six months ended June 30, 2019, respectively.  For the three and six months ended June 30, 2020 and 2019, our estimated annual effective tax rate was primarily impacted by the overall valuation allowance position which reduced the net tax impact from taxable loss for all periods.

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

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on available evidence, realization of deferred tax assets is dependent upon the generation of future taxable income. We considered projected future taxable income, tax planning strategies, and reversal of taxable temporary differences in making this assessment. As such, we have determined that a full valuation allowance is required as of June 30, 2020 and December 31, 2019. Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), we will be able to use our hanging credit deferred tax liabilities as a source of taxable income to support the indefinite-lived net operating losses created by the future reversal of our temporary differences. Accordingly, we have re-measured our existing deferred tax assets and liabilities using the enacted tax rate, and adjusted the valuation allowance on our deferred taxes.  As a result, a deferred tax liability related to goodwill of $640,000 and $621,000 remains on our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively. The income tax benefit recorded for the six months ended June 30, 2020 is primarily related to this change in deferred tax liability and is due to the release of FIN 48 liability on state nexus.

As a result of the Tax Act, we are subject to several provisions of the Tax Act including computations under Section 162(m) executive compensation limitation and Section 163(j) interest limitation rule. We have considered the impact of each of these provisions in our computation of income tax expense for the three and six months ended June 30, 2020 and 2019.

Under the provisions of ASC 740, we determined that there were approximately $508,000 and $673,000 of unrecognized tax benefits, including $229,000 and $304,000 of related interest and penalties, required to be recorded in other liabilities in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. We believe that the total amounts of unrecognized tax benefits will not significantly increase or decrease within the next 12 months.

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

Our working capital was $(12.8) million and $2.9 million as of June 30, 2020 and December 31, 2019, respectively. Our current working capital deficit is due to the classification of the EnCap Credit Agreement as a current liability as discussed in Note 5 to the financial statements, although the Fifth Amendment to the Credit Agreement provides us the option to extend the maturity of the agreement. We intend to consider exercising the option at the appropriate time.  Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Legal Proceedings

Hamot et al. v. Telos Corporation
As previously disclosed in Note 13 of the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, beginning on August 2, 2007, Messrs. Seth W. Hamot (“Hamot”) and Andrew R. Siegel (“Siegel”), principals of Costa Brava Partnership III, L.P. (“Costa Brava”), were involved in litigation against the Company as Plaintiffs and Counter-defendants in the Circuit Court for Baltimore City, Maryland (the “Circuit Court”). Mr. Siegel is a Class D Director of the Company and Mr. Hamot was a Class D Director of the Company until his resignation on March 9, 2018. The Plaintiffs initially alleged that certain documents and records had not been provided to them promptly and were necessary to fulfill their duties as directors of the Company. Subsequently, Hamot and Siegel further alleged that the Company had failed to follow certain provisions concerning the noticing of Board committee meetings and the recording of Board meeting minutes and, additionally, that Mr. John Wood’s service as both CEO and Chairman of the Board was improper and impermissible under the Company’s Bylaws. On April 23, 2008, the Company filed a counterclaim against Hamot and Siegel for money damages and preliminary and injunctive relief based upon Hamot and Siegel’s interference with, and improper influence of, the Company’s independent auditors regarding, among other things, a specific accounting treatment.  On June 27, 2008, the Circuit Court granted the Company’s motion for preliminary injunction and enjoined Hamot and Siegel from contacting the Company’s auditors until the completion of the Company’s Form 10-K for the preceding year, which injunction later expired by its own terms. As previously disclosed, trial on Hamot and Siegel’s claims and the Company’s counterclaims took place in July through September 2013, and the Court subsequently issued decisions on the various claims by way of memorandum opinions and orders dated September 11, 2017. The Company’s subsequent appeal of the amount of damages awarded to it for Hamot and Siegel’s intentional interference with the relationships with its former auditor was ultimately dismissed by way of the Mandate issued by the Court of Appeals of Maryland on October 11, 2019.

Hamot (and later, his Estate) and Siegel at various times in this litigation have sought to be indemnified or to be awarded advancement of various attorney’s fees and expenses incurred by them in this litigation.  No claim for indemnification is pending as of the reporting date.

There have been no material developments in connection with this litigation during the three months ended June 30, 2020.

At this stage of the litigation, it is impossible to reasonably determine the degree of probability related to the Company’s success in relation to any possible further claim by Hamot’s Estate and Siegel for indemnification for certain attorney’s fees and expenses incurred in this litigation. The Company intends to vigorously defend the matter and oppose any claim for indemnification were it to be pursued.

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

Note 9.  Related Party Transactions
Emmett J. Wood, the brother of our Chairman and CEO, has been an employee of the Company since 1996. The amounts paid to this individual as compensation were $151,000 and $324,000 for the three and six months ended June 30, 2020, respectively, and $76,000 and $234,000 for the three and six months ended June 30, 2019, respectively. Additionally, as of June 30, 2020 and December 31, 2019, Mr. Wood owned 810,000 shares of the Company’s Class A Common Stock and 50,000 shares of the Company’s Class B Common Stock.

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

On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $88,000 and $175,000 for the three and six months ended June 30, 2020, respectively, and $82,000 and $162,000 for the three and six months ended June 30, 2019, respectively, on the Porter Notes. As of June 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was 5.75% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 3.0 years and 5.75% and for our finance leases were approximately 8.8 years and 5.04% at June 30, 2020. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. Some of our operating leases contain lease and non-lease components, which we account for as a single component. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2019 Form 10-K.

As of June 30, 2020, operating lease ROU assets were $1.8 million and operating lease liabilities were $1.9 million, of which $1.3 million were classified as noncurrent.

Future minimum lease commitments at June 30, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$371	$1,033
2021	752	2,097
2022	592	2,149
2023	373	2,203
2024	27	2,258
After 2024	--	10,658
Total lease payments	2,115	20,398
Less imputed interest	(178)	(4,127)
Total	$1,937	$16,271

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$182	$147	$360	$294
Short-term lease cost (1)	30	42	57	84
Finance lease cost
Amortization of right-of-use assets	305	305	610	610
Interest on lease liabilities	208	222	419	447
Total finance lease cost	513	527	1,029	1,057
Total lease costs	$725	$716	$1,446	$1,435
(1)  Leases that have terms of 12 months or less

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$375	$279
Cash flows from operating activities - finance leases	1,012	987
Operating lease right-of-use assets obtained in exchange for lease obligations	300	245

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

In March 2020, the coronavirus disease 2019 ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

While we have experienced certain internal disruptions in adapting our operations as described above to the changed and evolving conditions, the majority of our program operations have not been adversely impacted, and we have implemented alternative means to support requirements. Due to the essential nature of the majority of our business, the programs that were adversely impacted did not experience those effects until the final two weeks of the first quarter, and the overall impact of the COVID-19 pandemic on our results of operations and liquidity were immaterial in the first two quarters of 2020. The financial impact of the COVID-19 pandemic cannot be reasonably estimated at this time as its impact depends on future developments, which are highly uncertain and cannot be predicted. New information may emerge concerning the scope, severity and duration of the COVID-19 pandemic, actions to contain its spread or treat its impact, and governmental, business and individuals’ actions taken in response to the pandemic (including restrictions and limitations on travel and transportation) among others. Additionally, COVID-19 and the mitigation efforts adopted to limit the spread of the disease have had a significant impact on the global economy. With economic activity curtailing in the United States and other regions, we could experience delays in our supply chain or challenges when attempting to access financial markets.

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

At June 30, 2020 and 2019, we had total backlog from existing contracts of approximately $308.6 million and $255.0 million, respectively.  Such backlog was $354.5 million at December 31, 2019. Such amounts are the maximum possible value of additional future orders for systems, products, maintenance and other support services presently allowable under those contracts, including renewal options available on the contracts if fully exercised by the customers.

Funded backlog as of June 30, 2020 and 2019 was $84.8 million and $74.1 million, respectively. Funded backlog was $112.4 million at December 31, 2019.

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

Since final enactment in December 2019 of appropriations legislation for FY 2020, and the February 10, 2020 submission of the President’s proposed FY 2021 budget, the Coronavirus pandemic and associated economic dislocation in the United States has resulted in the need for an overwhelming federal response. This has led to the enactment of several comprehensive appropriations and economic stimulus measures, as well as negotiations between Congress and the White House for additional massive initiatives for the current year and into the next fiscal year, the details of which are not yet finalized.  These substantial alterations to FY 2020 spending baselines are also likely to further impact FY 2021 spending in ways that cannot be predicted.  The impact of the health and economic crisis, and the resulting large increase in federal spending, on the government contracts that we hold and the federal procurements that we would otherwise compete for cannot be known.

In addition to the ongoing need to respond to the crisis in the current fiscal year, Congress and the President must agree on FY 2021 appropriations legislation prior to October 1, 2020; failing to do so by then would likely mean DoD and other departments will again be funded for an unknown period of time under another Continuing Resolution, which would again restrict new spending initiatives.  This is consistent with the practice for a number of years where the U.S. Government has been unable to complete its appropriations process prior to the beginning of the next fiscal year, resulting in actual or threatened governmental shut-downs and repeated use for extended time periods each year of Continuing Resolutions to fund part or all of the government.  The impact of the substantial additional spending on the Coronavirus pandemic on the appropriations for FY 2021, and the appropriations process itself, is not known.

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

The principal elements of the Company’s operating expenses as a percentage of sales for the three and six months ended June 30, 2020 and 2019 are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(unaudited)

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8	72.2	66.0	71.8
Selling, general, and administrative expenses	25.8	29.0	27.8	30.9
Operating income (loss)	10.4	(1.2)	6.2	(2.7)
Other income	----	0.5	----	0.3
Interest expense	(4.1)	(4.8)	(4.6)	(5.2)
Income (loss) before income taxes	6.3	(5.5)	1.6	(7.6)
Benefit from income taxes	----	----	0.2	0.3
Net income (loss)	6.3	(5.5)	1.8	(7.3)
Less: Net (income) loss attributable to non-controlling interest	(5.8)	0.7	(4.1)	(0.3)
Net income (loss) attributable to Telos Corporation	0.5%	(4.8)%	(2.3)%	(7.6)%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenue increased by 34.8% to $48.6 million for the second quarter of 2020, from $36.0 million for the same period in 2019. Services revenue increased to $45.5 million for the second quarter of 2019 from $34.4 million for the same period in 2019, primarily attributable to increases in sales of $9.6 million of Telos ID Enterprise Solutions and $2.8 million of Secure Communications Cyber and Enterprise Solutions, offset by decreases in sales of $1.2 million of Secure Mobility and Network Management/Defense Enterprise Solutions and $0.1 million of Cyber & Cloud Solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $3.1 million for the second quarter of 2020 from $1.7 million for the same period in 2019, primarily attributable to increases in sales of $1.5 million of Telos ID Enterprise Solutions and $0.3 million of Cyber & Cloud Solutions, offset by a decrease in sales of $0.4 million of Secure Communications Cyber and Enterprise Solutions.

Cost of sales increased to $31.0 million for the second quarter of 2020, from $26.0 million for the same period in 2019, primarily due to an increase in revenue of $12.6 million, however cost of sales as a percentage of revenue decreased by 8.4%. Cost of sales for services increased by $4.2 million, and as a percentage of services revenue decreased by 8.7%, due to a change in the mix of the programs and timing of certain Telos ID Enterprise Solutions deliverables. Cost of sales for products increased by $0.8 million, and as a percentage of product revenue increased by 3.4% due primarily to an increase in product reselling, which carries a greater cost of sales. The increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 75.5% to $17.6 million for the second quarter of 2020 from $10.0 million for the same period in 2019. Gross margin increased to 36.2% in the second quarter of 2020, from 27.8% for the same period in 2019. Services gross margin increased to 35.4% in 2020 from 26.7% in 2019 due to the change in program mix during the period as noted above, primarily in Telos ID Enterprise Solutions, and product gross margin decreased to 46.9% in 2020 from 50.3% in 2019, due primarily to an increase in product reselling.

Selling, general, and administrative expense (SG&A) increased by 19.8% to $12.5 million for the second quarter of 2020, from $10.4 million for the same period in 2019, primarily attributable to increases in outside services of $1.4 million, labor costs of $1.3 million, and accrued bonuses of $0.9 million, offset by an increase in capitalized software development costs of $1.0 million, and decreases in trade shows costs of $0.3 million and travel costs of $0.2 million.

Operating income was $5.1 million for the second quarter of 2020, compared to an operating loss of $0.4 million for the same period in 2019, due primarily to an increase in gross profit as noted above.

Interest expense increased by 14.7% to $2.0 million for the second quarter of 2020, from $1.7 million for the same period in 2019, primarily due to an increase in interest on the EnCap senior term loan.

Income tax provision was $2,000 for the second quarter of 2020, compared to $20,000 for the same period in 2019, which is based on the estimated annual effective tax rate applied to the pretax income incurred for the quarter plus discreet tax items, based on our expectation of pretax loss for the fiscal year.

Net income attributable to Telos Corporation was $0.3 million for the second quarter of 2020, compared to a net loss of $1.7 million for the same period in 2019, primarily attributable to the operating income for the quarter as discussed above.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenue increased by 30.3% to $87.6 million for the six months ended June 30, 2020, from $67.2 million in the same period in 2019. Services revenue increased to $80.0 million for the six months ended June 30, 2020, from $62.4 million for the same period in 2019, primarily attributable to increases in sales of $13.2 million of Telos ID Enterprise Solutions and $5.1 million of Secure Communications Cyber and Enterprise Solutions, offset by decreases in sales of $0.6 million of Cyber & Cloud Solutions and $0.1 million of Secure Mobility and Network Management/Defense Enterprise Solutions. The change in product and services revenue varies from period to period depending on the mix of solutions sold and the nature of such solutions, as well as the timing of deliverables. Product revenue increased to $7.5 million for the six months ended June 30, 2020, from $4.8 million for the same period in 2019, primarily attributable to increases in sales of $1.7 million of Cyber & Cloud Solutions proprietary software deliverables and $1.3 million of Telos ID Enterprise Solutions, offset by a decrease in sales of $0.3 million of Secure Communications Cyber and Enterprise Solutions.

Cost of sales increased by 19.8% to $57.8 million for the six months ended June 30, 2020, from $48.2 million for the same period in 2019, primarily due to an increase in revenue of $20.4 million, however cost of sales as a percentage of revenue decreased by 5.8%. Cost of sales for services increased by $8.8 million, and as a percentage of services revenue decreased by 5.0%, due primarily to a change in the mix of the programs and timing of certain Telos ID Enterprise Solutions deliverables. Cost of sales for products increased by $0.7 million, and as a percentage of product revenue decreased by 12.1% due primarily to an increase in proprietary software sales which carry lower cost of sales. The increase in cost of sales as a percentage of revenue is not necessarily indicative of a trend as the mix of solutions sold and the nature of such solutions can vary from period to period, and further can be affected by the timing of deliverables.

Gross profit increased by 57.0% to $29.8 million for the six months ended June 30, 2020, from $19.0 million compared to the same period in 2019, due primarily to the change in the mix of the solutions sold as discussed above, primarily in Telos ID Enterprise Solutions. Gross margin increased to 34.0% for the six months ended June 30, 2020, from 28.2% in the same period in 2019.

SG&A expense increased by 17.1% to $24.3 million for the six months ended June 30, 2020, from $20.8 million for the same period in 2019, primarily attributable to increases in outside services of $2.6 million, labor costs of $2.1 million, and accrued bonuses of $0.9 million, offset by an increase in capitalized software development costs of $1.9 million, and a decrease in legal costs of $0.3 million.

Operating income was $5.5 million for the six months ended June 30, 2020, compared to an operating loss of $1.8 million for the same period in 2019, due primarily to an increase in gross profit as noted above.

Interest expense increased by 14.7% to $4.0 million for the six months ended June 30, 2020, from $3.5 million for the same period in 2019, primarily due to an increase in interest on the EnCap senior term loan.

Income tax benefit was $144,000 for the six months ended June 30, 2019, compared to $177,000 for the same period in 2019, which is based on the estimated annual effective tax rate applied to the pretax loss incurred for the six month period plus discreet tax items, adjusted for the income tax benefit previously provided, based on our expectation of pretax loss for the fiscal year.

Net loss attributable to Telos Corporation was $2.0 million for the six months ended June 30, 2020, compared to $5.2 million for the same period in 2019, primarily attributable to the operating income as discussed above.

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

Our working capital was $(12.8) million and $2.9 million as of June 30, 2020 and December 31, 2019, respectively. Our current working capital deficit is due to the classification of the EnCap Credit Agreement as a current liability as discussed in Note 5 to the financial statements, although the Fifth Amendment to the Credit Agreement provides us the option to extend the maturity of the agreement. We intend to consider exercising the option at the appropriate time.  Although no assurances can be given, we expect that our financing arrangements with EnCap and RCA, collectively, and funds generated from operations are sufficient to maintain the liquidity we require to meet our operating, investing and financing needs for the next 12 months.

Cash provided by operating activities was $0.8 million for the six months ended June 30, 2020, compared to $5.9 million for the same period in 2019. Cash provided by or used in operating activities is primarily driven by the Company’s operating income, the timing of receipt of customer payments, the timing of its payments to vendors and employees, and the timing of inventory turnover, adjusted for certain non-cash items that do not impact cash flows from operating activities. Additionally, net income was $1.6 million for the six months ended June 30, 2020, compared to a net loss of $4.9 million for the six months ended June 30, 2019.

Cash used in investing activities was approximately $3.5 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively, due primarily to the capitalization of software development costs of $3.2 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively, and the purchase of property and equipment $0.3 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively.

Cash used in financing activities for the six months ended June 30, 2020 was $1.7 million, compared to $1.5 million for the same period in 2019, primarily attributable to payments under finance leases and distribution to the Telos ID Class B member for both periods.

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

The exit fee has been included in the total principal due and treated as an unamortized discount on the debt, which is being amortized over the term of the loan using the effective interest method at a rate of 17.3% over the remaining term of the loan.  For the measurement period ended June 30, 2020, we were in compliance with the Credit Agreement’s financial covenants, based on an agreement between the Company and EnCap on the definition of certain input factors that determine the measurement against the covenants.

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

We incurred interest expense in the amount of $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, under the Credit Agreement.

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

 On April 18, 2017, we amended and restated the Porter Notes to reduce the interest rate from twelve percent (12%) to six percent (6%) per annum, to be accrued, and extended the maturity date from July 1, 2017 to July 25, 2022. Telos also entered into Intercreditor Agreements with Porter and EnCap, in which the Porter Notes are fully subordinated to the Credit Agreement and any subsequent senior lenders, and payments under the Porter Notes are permitted only if certain conditions are met. All other terms remain in full force and effect. We incurred interest expense in the amount of $88,000 and $175,000 for the three and six months ended June 30, 2020, respectively, and $82,000 and $162,000 for the three and six months ended June 30, 2020, respectively, on the Porter Notes. As of June 30, 2020, approximately $1.2 million of accrued interest was payable according to the stated interest rate of the Porter Notes.

Public Preferred Stock
A maximum of 6,000,000 shares of the Public Preferred Stock, par value $.01 per share, has been authorized for issuance. We initially issued 2,858,723 shares of the Public Preferred Stock pursuant to the acquisition of the Company during fiscal year 1990. The Public Preferred Stock was recorded at fair value on the date of original issue, November 21, 1989, and we made periodic accretions under the interest method of the excess of the redemption value over the recorded value. We adjusted our estimate of accrued accretion in the amount of $1.5 million in the second quarter of 2006.  The Public Preferred Stock was fully accreted as of December 2008.  We declared stock dividends totaling 736,863 shares in 1990 and 1991. Since 1991, no other dividends, in stock or cash, have been declared. In November 1998, we retired 410,000 shares of the Public Preferred Stock. The total number of shares issued and outstanding at June 30, 2020 and December 31, 2019 was 3,185,586. The Public Preferred Stock is quoted as “TLSRP” on the OTCQB marketplace and the OTC Bulletin Board.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the years 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

Accordingly, as stated above, we will continue to classify the entirety of our obligation to redeem the Public Preferred Stock as a long-term obligation. Various financing documents to which the Public Preferred Stock is subject prohibit, among other things, the redemption of any stock, common or preferred, other than as described above. The Public Preferred Stock by its terms also cannot be redeemed if doing so would violate the terms of an agreement regarding the borrowing of funds or the extension of credit which is binding upon us or any of our subsidiaries, and it does not include any other provisions that would otherwise require any acceleration of the redemption of or amortization of payments with respect to the Public Preferred Stock. Thus, the Public Preferred Stock is not and will not be due on demand, nor callable, within 12 months from June 30, 2020.  This classification is consistent with ASC 210, “Balance Sheet” and 470, “Debt” and the FASB ASC Master Glossary definition of “Current Liabilities.”

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

We pay dividends on the Public Preferred Stock when and if declared by the Board of Directors. The Public Preferred Stock accrues a semi-annual dividend at the annual rate of 12% ($1.20) per share, based on the liquidation preference of $10 per share, and is fully cumulative. Dividends in additional shares of the Public Preferred Stock for 1990 and 1991 were paid at the rate of 6% per share for each $.60 of such dividends not paid in cash. For the cash dividends payable since December 1, 1995, we have accrued $109.3 million and $107.4 million as of June 30, 2020 and December 31, 2019, respectively. We accrued dividends on the Public Preferred Stock of $1.0 million and $1.9 million for each of the three and six months ended June 30, 2020 and 2019, respectively, which was recorded as interest expense. Prior to the effective date of ASC 480 on July 1, 2003, such dividends were charged to stockholders’ accumulated deficit.

Recent Accounting Pronouncements
See Note 1 of the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies
During the three months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on April 13, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
 None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020 was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
 Item 1.    Legal Proceedings
 Information regarding legal proceedings may be found in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.  Risk Factors
There were no material changes in the period ended June 30, 2020 in our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults upon Senior Securities

12% Cumulative Exchangeable Redeemable Preferred Stock
Through November 21, 1995, we had the option to pay dividends in additional shares of Public Preferred Stock in lieu of cash (provided there were no restrictions on payment as further discussed below). As more fully explained in the next paragraph, dividends are payable by us, when and if declared by the Board of Directors, commencing June 1, 1990, and on each six-month anniversary thereof. Dividends in additional shares of the Preferred Stock for 1990 and 1991 were paid at the rate of 6% of a share for each $.60 of such dividends not paid in cash. Dividends for the years 1992 through 1994, and for the dividend payable June 1, 1995, were accrued under the assumption that such dividends would be paid in additional shares of preferred stock and were valued at $4.0 million. Had we accrued these dividends on a cash basis, the total amount accrued would have been $15.1 million. However, as a result of the redemption of the 410,000 shares of the Public Preferred Stock in November 1998, such amounts were reduced and adjusted to $3.5 million and $13.4 million, respectively. As more fully disclosed in Note 6 – Redeemable Preferred Stock, in the second quarter of 2006, we accrued an additional $9.9 million in interest expense to reflect our intent to pay cash dividends in lieu of stock dividends, for the years 1992 through 1994, and for the dividend payable June 1, 1995. We have accrued $109.3 million and $107.4 million in cash dividends as of June 30, 2020 and December 31, 2019, respectively.

Since 1991, no dividends were declared or paid on our Public Preferred Stock, based upon our interpretation of restrictions in our Articles of Amendment and Restatement, limitations in the terms of the Public Preferred Stock instrument, specific dividend payment restrictions in the various financing documents to which the Public Preferred Stock is subject, other senior obligations currently or previously in existence, and Maryland law limitations in existence prior to October 1, 2009. Subsequent to the 2009 Maryland law change, dividend payments have continued to be prohibited except under certain specific circumstances as set forth in Maryland Code Section 2-311. Pursuant to the terms of the Articles of Amendment and Restatement, we were scheduled, but not required, to redeem the Public Preferred Stock in five annual tranches during the period 2005 through 2009. However, due to our substantial senior obligations currently or previously in existence, limitations set forth in the covenants in the various financing documents to which the Public Preferred Stock is subject, foreseeable capital and operational requirements, and restrictions and prohibitions of our Articles of Amendment and Restatement, we were and remain unable to meet the redemption schedule set forth in the terms of the Public Preferred Stock as of the measurement dates. Moreover, the Public Preferred Stock is not payable on demand, nor callable, for failure to redeem the Public Preferred Stock in accordance with the redemption schedule set forth in the instrument. Therefore, we classify these securities as noncurrent liabilities in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

Date: August 13, 2020	TELOS CORPORATION

/s/ John B. Wood
John B. Wood Chief Executive Officer (Principal Executive Officer)

/s/ Michele Nakazawa
Michele Nakazawa Chief Financial Officer (Principal Financial and Accounting Officer)